Form 10-Q
period 1994-07-02
EXABYTE CORP /DE/
filed 1994-08-16
CIK 855109

- - -----------------------------------------------------------------------------
                       Washington, D.C.  20549
                 SECURITIES AND EXCHANGE COMMISSION
                                10-Q

        Quarterly Report Pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934

                For the quarter ended July 2, 1994
                   Commission File No. 0-18033

                         EXABYTE CORPORATION
         (Exact name of registrant as specified in its charter)


       Delaware                        84-0988566
(State of Incorporation)     (I.R.S. Employer Identification No.)

                          1685 38th Street
                      Boulder, Colorado  80301
     (Address of principal executive offices, including zip code)



                          (303) 442-4333
         (Registrant's Telephone Number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

      Yes          /X/                      No          /  /


As of August 11, 1994, there were 21,400,285 shares outstanding of the Registrant's Common Stock (par value $0.001 per share).

EXABYTE CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS



PART I     FINANCIAL INFORMATION
                                                                        Page

Item 1.     Financial Statements
            Consolidated Balance Sheets --
                 July 2, 1994 and January 1, 1994 ................        3

            Consolidated Statements of Operations --
                 Three Months Ended July 2, 1994 and
                 July 3, 1993 and Six Months Ended July 2,
                 1994 and July 3, 1993(Unaudited).................        4-5

            Consolidated Statements of Cash Flows --
                 Six Months Ended July 2, 1994 and
                 July 3, 1993 (Unaudited).........................        6-7

            Notes to Consolidated Financial Statements
                (Unaudited).......................................        8-9


Item 2.     Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations.......................................      10-14




PART II.   OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders....        15

Item 6.    Exhibits and Reports on Form 8-K.......................      15-17

PART I
Item 1.  Financial Statements
EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS                                                 July 2,        Jan.1,
                                                        1994           1994
                                                      --------      --------
Current assets:
     Cash and cash equivalents...............          $37,107       $44,995
     Short-term investments..................           40,800        21,000
     Accounts receivable, less allowance
       for doubtful accounts and customer
       returns and credits of $2,650 and
       $2,258, respectively..................           58,383        53,141
     Inventories.............................           38,425        40,180
     Deferred income taxes...................            9,959         7,575
     Other current assets....................            3,010         1,120
                                                      --------      --------
          Total current assets...............          187,684       168,011
Property and equipment, net..................           27,129        24,977
Other assets.................................            3,959         4,319
                                                      --------      --------
                                                      $218,772      $197,307
                                                      ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable........................          $21,809       $19,669
     Accrued liabilities.....................           16,988        14,193
     Accrued income taxes....................            4,075         4,159
     Obligations under capital leases........              246           297
                                                      --------      --------
          Total current liabilities..........           43,118        38,318
Long-term obligations under capital leases...              343           454
                                                      --------      --------
          Total liabilities..................           43,461        38,772
Stockholders' equity:
     Preferred stock, $.001 par value;
       14,000 shares authorized; no shares
       issued and outstanding................              --             --
     Common stock, $.001 par value; 50,000
       shares authorized; 21,397 and 21,190
       shares issued and outstanding,
       respectively..........................               21            21
     Capital in excess of par value..........           53,562        51,242
     Treasury stock, at cost, 15 shares
      outstanding for both periods...........               (9)           (9)
     Retained earnings.......................          121,737       107,281
                                                      --------      --------
          Total stockholders' equity                   175,311       158,535
                                                      --------      --------
                                                      $218,772      $197,307
                                                      ========      ========

          The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

                                                        Three Months Ended
                                                      July 2,        July 3,
                                                       1994           1993
                                                      -------       --------
Net sales....................................         $92,681        $75,763
Cost of goods sold...........................          62,863         56,002
                                                      -------        -------
Gross profit.................................          29,818         19,761

Operating expenses:
Selling, general and administrative..........          10,552          9,316
Research and development.....................           8,133          8,135
                                                      -------        -------
Income from operations.......................          11,133          2,310
Other income, net............................             485            233
                                                      -------        -------
Income before income taxes...................          11,618          2,543

Provision for income taxes...................           4,182            933
                                                      -------        -------
Net income...................................          $7,436         $1,610
                                                      =======        =======

Net income per share........................            $0.34          $0.08
                                                      =======        =======
Common and common
     equivalent shares used in the
     calculation of net income
     per share                                         21,828         21,339
                                                      =======        =======

          The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

                                                         Six Months Ended
                                                      July 2,        July 3,
                                                       1994           1993
                                                     --------       --------
Net sales....................................        $179,575       $151,969
Cost of goods sold...........................         122,388        107,733
                                                     --------       --------
Gross profit.................................          57,187         44,236

Operating expenses:
Selling, general and administrative..........          19,963         17,716
Research and development.....................          15,750         15,713
                                                     --------       --------
Income from operations.......................          21,474         10,807
Other income, net............................           1,113          1,053
                                                     --------       --------
Income before income taxes...................          22,587         11,860

Provision for income taxes...................           8,131          4,238
                                                     --------       --------
Net income...................................         $14,456         $7,622
                                                     ========       ========

Net income per share........................            $0.66          $0.36
                                                     ========       ========
Common and common
     equivalent shares used in the
     calculation of net income
     per share                                         21,860         21,368
                                                      =======        =======

          The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)


                                                        Six Months Ended
                                                     ----------------------
                                                      July 2,       July 3,
                                                       1994          1993
                                                     --------       -------
Cash flows from operating activities:
     Cash received from customers............        $174,871       $147,407
     Cash received from related party........              --          1,003
     Cash paid to suppliers and employees....        (148,020)      (118,482)
     Cash paid to related party..............              --        (27,305)
     Interest received.......................           1,095            645
     Interest paid...........................             (75)           (96)
     Income taxes paid.......................         (10,414)        (5,406)
          Net cash provided (used) by                --------       --------
            operating activities.............          17,457         (2,234)
                                                     --------       --------

Cash flows from investing activities:
     Sale (purchase) of short-term
       investments, net......................         (19,800)        11,950
     Capital expenditures....................          (7,517)        (5,621)
     Acquisitions, net of cash acquired                    --         (6,437)
          Net cash provided (used) by                --------       --------
            investing activities.............         (27,317)          (108)
                                                     --------       --------


Cash flows from financing activities:
     Proceeds from issuance of
       common stock to employees.............           2,134            487
     Principal payments under capital
       lease obligations.....................            (162)          (140)
          Net cash provided (used) by                --------       --------
            financing activities.............           1,972            347
                                                     --------       --------


Net increase (decrease) in cash and cash
     equivalents.............................          (7,888)        (1,995)
Cash and cash equivalents at beginning
     of period...............................          44,995         34,244
                                                     --------       --------
Cash and cash equivalents at end
     of period...............................         $37,107        $32,249
                                                     ========       ========


          The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

                                                         Six Months Ended
                                                        ------------------
                                                       July 2,      July 3
                                                        1994         1993
                                                      --------     --------
Reconciliation of net income to net cash
  provided (used) by operating activities:
     Net income..............................         $14,456         $7,622
     Adjustments to reconcile net income to
       net cash provided (used) by operating activities:
       Depreciation, amortization
         and other...........................           7,482          7,371
       Deferred income tax provision.........          (2,384)        (1,680)
       Provision for doubtful accounts,
         customer returns, and marketing
         programs............................           2,160            241

Change in assets and liabilities, net of acquisitions:
     Accounts receivable.....................          (7,402)        (4,309)
     Inventories.............................              77         (5,471)
     Other current assets....................          (1,889)          (126)
     Other assets............................             (79)          (143)
     Accounts payable........................           2,140         (7,647)
     Accrued liabilities.....................           2,795          1,396
     Accrued income taxes....................             101            512
                                                      -------        -------
          Net cash provided (used) by
            operating activities.............         $17,457        $(2,234)
                                                      =======        =======

Supplemental schedule of non-cash
  investing and financing activities:
     Transfer of inventories to
       property and equipment................          $1,677         $1,314
     Disposal of fully depreciated
       property and equipment................             689          1,185
     Capital lease obligations...............              --            105
     Fair market value of assets
       acquired, including goodwill..........              --          8,677
     Acquisition liabilities
       assumed...............................              --          2,177







     The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1--ACCOUNTING PRINCIPLES

The consolidated balance sheet as of July 2, 1994, the consolidated statements of operations for the three and six months ended July 2, 1994 and July 3, 1993, as well as the consolidated statements of cash flows for the six months ended July 2, 1994 and July 3, 1993, have been prepared by the Company without an audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation thereof, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with financial statements and notes thereto included in the Company's January 1, 1994 annual report to stockholders heretofore filed with the Commission as Part II to the Company's Annual Report on Form 10-K. The results of operations for interim periods presented are not necessarily indicative of the operating results for the full year.

Note 2--INVENTORIES

Inventories consist of the following:

                                                      July 2,      January 1,
                                                       1994          1994
                                                      --------     ----------
                                                           (In thousands)
Raw materials and component parts............         $28,105        $24,278
Work-in-process..............................           3,262          2,690
Finished goods...............................           7,058         13,212
                                                      -------        -------
                                                      $38,425        $40,180
                                                      =======        =======

Note 3--ACCRUED LIABILITIES

Accrued liabilities consist of the following:

                                                       July 2,    January 1,
                                                        1994         1994
                                                       --------    ----------
                                                           (In thousands)
Wages and employee benefits..................          $6,651         $6,126
Warranty and other related costs.............           9,656          6,993
Other........................................             681          1,074
                                                      -------        -------
                                                      $16,988        $14,193
                                                      =======        =======

Note 4--NET INCOME PER SHARE

Net income per common share is based on the weighted average number of shares of common stock and common stock equivalents (dilutive stock options) outstanding during each respective period. Proceeds from the exercise of the dilutive stock options are assumed to be used to repurchase outstanding shares of the Company's common stock at the average fair market value during the period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Company's stock price may be subject to significant volatility.
Any shortfall in revenue or earnings from levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of the stock. The Company's Results of Operations may be subject to material risks including but not limited to: i) delays in the timely development and introduction of new products, including delays in the announced Mammoth product (currently scheduled for introduction in the second quarter of 1995 and for general availability in the second half of 1995);
ii) any inability by the Company to maintain required commercial and supply relationships with third parties, including Sony Corporation, or to establish other commercial and supply relationships as may be required from time to time; iii) the development by others, including current customers of the Company, of products which are competitive with those of the Company; and
iv) any inability by the Company to attract qualified employees or to develop the necessary information systems to support the development or manufacture of the Company's product. Stockholders are also advised to review the Company's Form 10-K, filed February 24, 1994, for a more complete discussion of risks applicable to the Company's business.

RESULTS OF OPERATIONS

The following table sets forth unaudited operating results for the three and six month periods ended July 2, 1994 and July 3, 1993 as a percentage of sales in each of these periods. This data has been derived from the unaudited consolidated financial statements.

                                                        Three Months Ended
                                                       ---------------------
                                                       July 2,        July 3,
                                                        1994           1993
                                                       ------         ------
Net sales....................................          100.0%         100.0%
Cost of goods sold...........................           67.8           73.9
                                                       ------         ------
Gross margin.................................           32.2           26.1

Operating expenses:
Selling, general and administrative..........           11.4           12.3
Research and development.....................            8.8           10.7
                                                       ------         ------
Income from operations.......................           12.0            3.1
Other income, net............................            0.5            0.3
                                                       ------         ------
Income before income taxes...................           12.5            3.4
Provision for income taxes...................            4.5            1.3
                                                       ------         ------
Net income...................................            8.0%           2.1%
                                                       ======         ======

                                                          Six Months Ended
                                                       ---------------------
                                                       July 2,        July 3,
                                                        1994           1993
                                                       ------         ------
Net sales....................................          100.0%         100.0%
Cost of goods sold...........................           68.2           70.9
                                                       ------         ------
Gross margin.................................           31.8           29.1

Operating expenses:
Selling, general and administrative..........           11.1           11.7
Research and development.....................            8.7           10.3
                                                       ------         ------
Income from operations.......................           12.0            7.1
Other income, net............................            0.6            0.7
                                                       ------         ------
Income before income taxes...................           12.6            7.8
Provision for income taxes...................            4.5            2.8
                                                       ------         ------
Net income...................................            8.1%           5.0%
                                                       ======         ======

NET SALES

Net sales for the three and six month periods ended July 2, 1994 of $92.7 million and $179.6 million, respectively, represented increases over the corresponding periods in 1993 of 22.3% and 18.2%, respectively. These sales increases were the result of increased shipments of 8mm half-high, 4mm and quarter-inch drives and library products. Partially offsetting these increases was a reduction in the shipments of 8mm full-high drives as well as decreases in the average selling prices of most products.

During the first six months of 1994, sales of the half-high EXB-8505 product increased to 38.5% of sales from 16.2% for the same period in 1993. Sales of the Company's initial product, the EXB-8200, decreased to 7.7% for the first six months of 1994 compared to 19.7% in the same period during 1993. Sales of the Company's EXB-8500 product also decreased to 18.1% from 35.8% for the same period in 1993. The decrease in sales of the full-high EXB-8200 and EXB-8500 products was primarily due to shifting customer demand to the half-high EXB-8505 tape subsystem. This trend is expected to continue for the remainder of fiscal 1994. The remainder of sales during the first six months of 1994 and 1993 along with a recap of the products described above are listed in the following table.

PRODUCT MIX TABLE
(As a Percentage of Total Net Sales)

                                          Six Months Ended
                                         ------------------
                                         July 2,    July 3,
                                          1994       1993
                                         -------    -------
8mm products:
- - ------------
     EXB-8200..........................     7.7%     19.7%
     EXB-8500..........................    18.1      35.8
     EXB-8205..........................     3.2       1.1
     EXB-8505..........................    38.5      16.2
     Stand-alone subsystems
       (for above products)............     6.0       5.4
     EXB-10 and 210....................     6.1       4.3
     EXB-120 and 60....................     2.4       1.7

4mm and quarter-inch cartridge products:
- - ----------------------------------------
     EXB - 4200........................     4.1       0.9
     EXB - 2501........................     1.3       0.4

Consumables............................     8.6       7.8

Service, spares and other..............     4.0       6.7
                                         ------    ------
                                          100.0%    100.0%
                                         ======    ======

The customer mix during the first six months of 1994 shifted from original equipment manufacturers ("OEMs") and value added resellers ("VARs") to distributors. OEM customers accounted for 46% and 41% of net sales, respectively, for the second quarter and first six months of 1994 compared to 45% and 46% for the comparable period of 1993. VARs contributed 24% and 26% of net sales, respectively, for the second quarter and first six months of 1994 compared to 38% and 36% for the comparable period of 1993. Sales to distributors increased to 30% and 33% of net sales, respectively, for the second quarter and first six months of 1994 from 17% and 18% of net sales for the comparable period of 1993. This shift in customer mix was primarily the result of an expansion of the Company's distribution channel through the addition of several new commercial distributors. Sales in the distribution channel are expected to remain as a greater percentage of total sales in 1994 than they represented in 1993

During the second quarter and first six months of 1994, one OEM customer accounted for 26% and 21% respectively of sales compared to 20% and 19% respectively of sales for the same period in 1993. A different OEM customer accounted for 11% of sales for the first six months of 1993. No other customers accounted for 10% or more of sales in any of these periods. Since these two major customers also sell competing products and continually review new technologies, there can be no assurance that sales to these customers will continue to represent such a significant portion of the Company's future revenue.

GROSS MARGIN

Gross margin percentages for the second quarter and the first six months of 1994 were 32.2% and 31.8%, respectively, compared to 26.1% and 29.1% for the comparable periods in 1993. The increases were generally the result of (1) a shift in sales mix to higher margin 8mm half-high drives; (2) increased sales of library products; and (3) the effect of product cost reduction efforts. The Company expects continued price erosion on all of its products due to the competitive nature of the storage peripherals business. Future product costs may be adversely impacted by the effect of the current weakness of the U.S. dollar versus the Yen. The Company expects this potentially adverse impact to be offset by the effect of continued product cost reduction efforts and continued shifting toward 8mm half-high drives and libraries.

OPERATING EXPENSES

Selling, general and administrative expenses decreased as a percentage of sales to 11.4% and 11.1% of sales, respectively, for the second quarter and first six months of 1994 from 12.3% and 11.7% for the comparable periods in 1993. In absolute dollars, these expenses for the second quarter and first six months of 1994 increased $1.2 million and $2.2 million respectively over the same periods in the previous year. The principal components of these sales-related costs include salaries and benefits, sales commissions, advertising and promotions expenses.

Research and development expenditures decreased as a percentage of sales to 8.8% and 8.7% of sales, respectively, for the second quarter and first six months of 1994 from 10.7% and 10.3% for the comparable period in 1993. In absolute dollars, these expenses remained stable at $8.1 million and $15.7 million for the second quarter and first six months of 1994 and 1993. These expenditures primarily reflect continued spending on the development of recently announced new products and unannounced products.

OTHER INCOME, NET

Other income (expense), net, consists primarily of interest income, royalty income, interest expense, royalty expense, state franchise taxes and other miscellaneous items.

TAXES

The provision for income taxes for the first six months of 1994 increased to 36.0% of income before taxes from 35.7% in the comparable period of 1993. The Company currently expects the effective tax rate for 1994 to be approximately 36%.

NET INCOME

Net income per share increased to $0.34 and $0.66 in the second quarter and first six months of 1994 compared to $0.08 and $0.36 in the second quarter and first six months of 1993. This increase was primarily the result of increased revenues, higher gross margins and lower operating expense ratios in the second quarter and first six months of 1994.

LIQUIDITY AND CAPITAL RESOURCES

During the first six months of 1994, the Company generated $17.5 million of cash from operating activities, generated $2.1 million in proceeds from the sale of common stock and expended $7.5 million for capital equipment and $162,000 on capital lease obligations. Together, these activities resulted in a net increase in the combined balance of cash and short-term investments of $11.9 million to a quarter-ending balance of $77.9 million.

The Company's working capital increased to $144.6 million on July 2, 1994 from $129.7 million on January 1, 1994. Inventories decreased by $1.8 million to $38.4 million during the first six months of 1994.

The Company has a $15 million bank line of credit which expires April 30, 1995, with borrowings under the line limited to 80% of eligible accounts receivable plus 25% of eligible inventory. On July 2, 1994 the amount available under the line was $15 million and no borrowings were outstanding. Borrowings under the line of credit bear interest at the bank's prime rate. The ability to borrow under this line of credit is dependent upon the Company's adherence to a set of financial covenants, including the need to be profitable on a quarterly basis. The Company is currently in compliance with all such covenants.

The Company announced that the Board approved a stock repurchase program for the purchase of up to 1 million shares of the Company's common stock, subject to financial and market conditions. Any repurchased shares would reduce the Company's cash balance by the purchase price.

The Company believes its existing sources of liquidity and funds expected to be generated from operations will provide adequate cash to fund the Company's anticipated working capital and other cash requirements through the remainder of fiscal 1994.

PART II.

Item 4.  Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Stockholders held on May 11, 1994, James
M. McCoy and Mark W. Perry were re-elected to the Company's Board of Directors. The vote was as follows:

Name of Director     Total Vote For     Total Vote Withheld
- - ----------------     --------------     -------------------
James M. McCoy         18,329,308             47,907
Mark W. Perry          18,329,334             47,881

In addition, the following matters were approved:

                                        Total        Total      Total
                               Total    Vote         Vote      Broker
Matter Being Voted Upon      Vote For  Against    Abstaining  Non-Vote
- - -----------------------      --------  -------   -----------  --------
Ratification and approval
of a new form of
Indemnification Agreement
between the Company and
its directors, officers and
other agents..............   17,945,771    303,549    79,895   39,000

Ratification of Price
Waterhouse LLP as
independent accountants
of the Company............   18,306,060     34,924    36,231    None




Item 6.  Exhibits and Reports on Form 8-K

(a)     Exhibit Index

          Exhibit
          Number               Description
          -------              -----------
          11.0                Statement regarding computation of per share
                                earnings.


(b) Reports on Form 8-K: There were no reports on Form 8-K for the three month period ended July 2, 1994.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  EXABYTE CORPORATION
                                  Registrant



Date                              By     /s/ William L. Marriner
     -----------------------             ------------------------
                                         Senior Vice President, Finance and
                                         Administration, Chief Financial
                                         Officer, Secretary and Treasurer
                                         (Principal Financial and Accounting
                                         Officer)

EXABYTE CORPORATION AND SUBSIDIARIES
Exhibit 11.0 - Earnings Per Share Computations
(In thousands, except per share data)

                                                         Three Months Ended
                                                       ----------------------
                                                       July 2,       July 3,
                                                        1994          1993
                                                       -------       -------
Primary (1):
- - --------
Weighted average number of common
     and common equivalent shares
     outstanding(2)..........................          21,828         21,339
                                                       ======         ======
Net income...................................          $7,436         $1,610
                                                       ======         ======
Net income per share.........................           $0.34          $0.08
                                                       ======         ======



                                                          Six Months Ended
                                                       ---------------------
                                                       July 2,       July 3,
                                                        1994          1993
                                                       -------       -------
Primary(1):
- - --------
Weighted average number of common
     and common equivalent shares
     outstanding(2)..........................          21,860         21,368
                                                       ======         ======
Net income...................................         $14,456         $7,622
                                                       ======         ======
Net income per share.........................           $0.66          $0.36
                                                       ======         ======

(1) Fully diluted earnings per share is not presented since it results in identical earnings per share as primary earnings per share calculations.

(2) Includes weighted average number of common shares outstanding and common shares issuable upon assumed exercise of stock options.