Form 10-Q
period 1994-10-01
EXABYTE CORP /DE/
filed 1994-11-14
CIK 855109

- - -----------------------------------------------------------------------------
                       Washington, D.C.  20549
                 SECURITIES AND EXCHANGE COMMISSION
                                10-Q

        Quarterly Report Pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934

                For the quarter ended October 1, 1994
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

      Yes          /X/                      No          /  /


As of November 3, 1994, there were 21,480,089 shares outstanding of the Registrant's Common Stock (par value $0.001 per share).

EXABYTE CORPORATION AND SUBSIDIARIES



TABLE OF CONTENTS



PART I     FINANCIAL INFORMATION
                                                                        Page

Item 1.     Financial Statements
            Consolidated Balance Sheets --
                 October 1, 1994 and January 1, 1994 ...............        3

            Consolidated Statements of Operations --
                 Three Months Ended October 1, 1994 and
                 October 2, 1993 and Nine Months Ended October 1,
                 1994 and October 2, 1993(Unaudited)..............        4-5

            Consolidated Statements of Cash Flows --
                 Nine Months Ended October 1, 1994 and
                 October 2, 1993 (Unaudited)......................        6-7

            Notes to Consolidated Financial Statements
                (Unaudited).......................................        8-9


Item 2.     Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations.......................................      10-14




PART II.   OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K.......................      15-39

PART I
Item 1.  Financial Statements
EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS                                                 Oct. 1,       Jan. 1,
                                                        1994          1994
                                                      --------      --------
Current assets:
     Cash and cash equivalents...............          $31,475       $44,995
     Short-term investments..................           51,400        21,000
     Accounts receivable, less allowance
       for doubtful accounts and customer
       returns and credits of $3,919 and
       $2,258, respectively..................           60,574        53,141
     Inventories.............................           40,020        40,180
     Deferred income taxes...................           11,424         7,575
     Other current assets....................            2,662         1,120
                                                      --------      --------
          Total current assets...............          197,555       168,011
Property and equipment, net..................           27,163        24,977
Other assets.................................            3,653         4,319
                                                      --------      --------
                                                      $228,371      $197,307
                                                      ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable........................          $21,165       $19,669
     Accrued liabilities.....................           18,863        14,193
     Accrued income taxes....................            3,020         4,159
     Obligations under capital leases........              227           297
                                                      --------      --------
          Total current liabilities..........           43,275        38,318
Long-term obligations under capital leases...              291           454
                                                      --------      --------
          Total liabilities..................           43,566        38,772
                                                      --------      --------
Stockholders' equity:
     Preferred stock, $.001 par value;
       14,000 shares authorized; no shares
       issued and outstanding................              --             --
     Common stock, $.001 par value; 50,000
       shares authorized; 21,441 and 21,190
       shares issued and outstanding,
       respectively..........................               21            21
     Capital in excess of par value..........           54,722        51,242
     Treasury stock, at cost, 15 shares
      outstanding for both periods...........               (9)           (9)
     Retained earnings.......................          130,521       107,281
                                                      --------      --------
          Total stockholders' equity                   184,805       158,535
                                                      --------      --------
                                                      $228,371      $197,307
                                                      ========      ========

          The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

                                                        Three Months Ended
                                                    October 1,     October 2,
                                                       1994           1993
                                                      -------       --------
Net sales....................................         $99,001        $75,141
Cost of goods sold...........................          66,443         54,784
                                                      -------        -------
Gross profit.................................          32,558         20,357

Operating expenses:
     Selling, general and administrative.....          10,646          8,925
     Research and development................           8,671          7,674
                                                      -------        -------
Income from operations.......................          13,241          3,758
Other income(expense), net...................             485            (98)
                                                      -------        -------
Income before income taxes...................          13,726          3,660

Provision for income taxes...................           4,941          1,039
                                                      -------        -------
Net income...................................          $8,785         $2,621
                                                      =======        =======

Net income per share.........................           $0.40          $0.12
                                                      =======        =======
Common and common
     equivalent shares used in the
     calculation of net income
     per share                                         21,916         21,281
                                                      =======        =======

          The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

                                                         Nine Months Ended
                                                    October 1,     October 2,
                                                       1994           1993
                                                     --------       --------
Net sales....................................        $278,576       $227,110
Cost of goods sold...........................         188,831        162,517
                                                     --------       --------
Gross profit.................................          89,745         64,593

Operating expenses:
     Selling, general and administrative.....          30,609         26,641
     Research and development................          24,421         23,387
                                                     --------       --------
Income from operations.......................          34,715         14,565
Other income, net............................           1,598            955
                                                     --------       --------
Income before income taxes...................          36,313         15,520

Provision for income taxes...................          13,073          5,227
                                                     --------       --------
Net income...................................         $23,240        $10,243
                                                     ========       ========

Net income per share........................            $1.06          $0.48
                                                     ========       ========
Common and common
     equivalent shares used in the
     calculation of net income
     per share                                         21,878         21,339
                                                      =======        =======

          The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)


                                                        Nine Months Ended
                                                     ----------------------
                                                    October 1,    October 2,
                                                       1994          1993
                                                     --------       -------
Cash flows from operating activities:
     Cash received from customers............        $271,845       $217,467
     Cash received from related party........              --          1,594
     Cash paid to suppliers and employees....        (231,209)      (175,331)
     Cash paid to related party..............              --        (31,523)
     Interest received.......................           1,669            911
     Interest paid...........................            (104)          (137)
     Income taxes paid.......................         (17,696)        (5,968)
          Net cash provided (used) by                --------       --------
            operating activities.............          24,505          7,013
                                                     --------       --------

Cash flows from investing activities:
     Sale (purchase) of short-term
       investments, net......................         (30,400)        10,950
     Capital expenditures....................         (10,057)        (5,632)
     Acquisitions, net of cash acquired                    --         (6,437)
          Net cash provided (used) by                --------       --------
            investing activities.............         (40,457)        (1,119)
                                                     --------       --------


Cash flows from financing activities:
     Proceeds from issuance of
       common stock to employees.............           2,665            526
     Principal payments under capital
       lease obligations.....................            (233)          (251)
          Net cash provided (used) by                --------       --------
            financing activities.............           2,432            275
                                                     --------       --------


Net increase (decrease) in cash and cash
     equivalents.............................         (13,520)         6,169
Cash and cash equivalents at beginning
     of period...............................          44,995         34,244
                                                     --------       --------
Cash and cash equivalents at end
     of period...............................         $31,475        $40,413
                                                     ========       ========


          The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

                                                         Nine Months Ended
                                                        ------------------
                                                     October 1,   October 2,
                                                        1994         1993
                                                      --------     --------
Reconciliation of net income to net cash
  provided (used) by operating activities:
     Net income................................       $23,240        $10,243
     Adjustments to reconcile net income to
       net cash provided (used) by operating activities:
       Depreciation, amortization
         and other.............................        11,390          9,836
       Writedown of fixed assets...............            --            453
       Deferred income tax provision...........        (3,848)        (1,553)
       Provision for doubtful accounts,
         customer returns, and marketing
         programs..............................         4,185            467

Change in assets and liabilities, net of acquisitions:
     Accounts receivable.......................       (11,618)        (9,431)
     Inventories...............................        (2,700)         4,962
     Other current assets......................        (1,542)           (32)
     Other assets..............................             7           (222)
     Accounts payable..........................         1,496         (8,833)
     Accrued liabilities.......................         4,670            171
     Accrued income taxes......................          (775)           862
                                                      -------        -------
          Net cash provided (used) by
            operating activities...............       $24,505         $7,013
                                                      =======        =======

Supplemental schedule of non-cash
  investing and financing activities:
     Transfer of inventories to
       property and equipment..................        $2,859         $1,672
     Disposal of fully depreciated
       property and equipment..................         1,242            512
     Capital lease obligations.................            --            105
     Fair market value of assets
       acquired, including goodwill............            --          8,677
     Acquisition liabilities
       assumed.................................            --          2,177






     The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1--ACCOUNTING PRINCIPLES

The consolidated balance sheet as of October 1, 1994, the consolidated statements of operations for the three and nine months ended October 1, 1994 and October 2, 1993, as well as the consolidated statements of cash flows for the nine months ended October 1, 1994 and October 2, 1993, have been prepared by the Company without an audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation thereof, have been made.

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

Note 2--INVENTORIES

Inventories consist of the following:

                                                      October 1,   January 1,
                                                       1994          1994
                                                      --------     ----------
                                                           (In thousands)
Raw materials and component parts............         $25,259        $24,278
Work-in-process..............................           3,652          2,690
Finished goods...............................          11,109         13,212
                                                      -------        -------
                                                      $40,020        $40,180
                                                      =======        =======

Note 3--ACCRUED LIABILITIES

Accrued liabilities consist of the following:

                                                       October 1,  January 1,
                                                         1994        1994
                                                       --------    ---------
                                                           (In thousands)
Wages and employee benefits..................          $6,697         $6,126
Warranty and other related costs.............          10,993          6,993
Other........................................           1,173          1,074
                                                      -------        -------
                                                      $18,863        $14,193
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

Note 5--EVENTS SUBSEQUENT TO OCTOBER 1, 1994

On October 4, 1994, the Company acquired all the outstanding common shares of Grundig Data Scanner GmbH for a purchase price of $2.9 million. The Company was immediately renamed as Exabyte Magnetics GmbH ("EMG"). EMG is engaged in the design and manufacture of heads and scanners for incorporation in high-performance helical-scan tape drives and is located in Feurth, Germany.

The acquisition will be accounted for using the purchase method; accordingly, EMG's assets and liabilities were recorded at their estimated fair values at the date of acquisition. The excess of the purchase price over the net assets acquired of $2.1 million will be charged to operations during the fourth quarter of 1994 as "Purchased research and development" in accordance with Statement of Financial Accounting Standards No. 2, "Accounting for Research and Development Costs." The pro forma impact of the acquisition on the Company's results of operations was not significant.

On October 31, 1994, the Company liquidated its wholly-owned subsidiaries, R-Byte, Inc. and Exabyte Storage Solutions Corporation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Company's stock price may be subject to significant volatility.
Any shortfall in revenue or earnings from levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of the stock. The Company's Results of Operations may be subject to material risks including but not limited to: i) delays in the timely development and introduction of new products, including delays in the announced Mammoth product (currently scheduled for introduction in the second quarter of 1995 and for general availability in the second half of 1995);
ii) any inability by the Company to maintain with Sony Corporation or with other third parties, who may also be competitors with the Company, the required commercial and supply relationships on acceptable terms and conditions or to establish other commercial and supply relationships as may be required from time to time; iii) the development by others, including competitors with and current suppliers to and customers of the Company, of products, including 8mm and library products and alternative technologies, which are competitive with those of the Company; and iv) any inability by the Company to procure from third parties any necessary patent or other intellectual property licenses on commercially reasonable terms; v) any adverse fluctuations in the currency exchange rates applicable to the Company's component supply agreements with foreign vendors; vi) any inability by the Company to maintain the necessary product quality standards and any resulting loss of key customers; vii) the loss for any reason of one or more of the Company's largest customers (in the nine month period ended October 1, 1994, three customers together represented 31% of total Company revenue);
viii) any sudden and significant price erosion in the market for the Company's products as a result of competitive offerings or otherwise; ix) any unanticipated shortfall in sales order rates, particularly in the value-added reseller and distribution sales channels, which generally provide shorter order lead times and therefore less visibility to the Company; x) any loss of key Company executives or any inability by the Company to attract and retain qualified employees; xi) any inability by the Company to develop and maintain the necessary information systems to support the development or manufacture of the Company's products; and xii) any uninsured defense or settlement costs incurred by the Company resulting from any claims asserted by shareholders, including class actions or derivative actions, arising from a drop in the price of the Company's common stock (there are no such claims currently pending). Stockholders are also advised to review the Company's Form 10-K, filed February 24, 1994, for a more complete discussion of risks applicable to the Company's business.

RESULTS OF OPERATIONS

The following table sets forth unaudited operating results for the three and nine month periods ended October 1, 1994 and October 2, 1993 as a percentage of sales in each of these periods. This data has been derived from the unaudited consolidated financial statements.

                                                        Three Months Ended
                                                       ---------------------
                                                    October 1,     October 2,
                                                        1994           1993
                                                       ------         ------
Net sales....................................          100.0%         100.0%
Cost of goods sold...........................           67.1           72.9
                                                       ------         ------
Gross margin.................................           32.9           27.1

Operating expenses:
Selling, general and administrative..........           10.7           11.9
Research and development.....................            8.8           10.2
                                                       ------         ------
Income from operations.......................           13.4            5.0
Other income(expense), net...................            0.5           (0.1)
                                                       ------         ------
Income before income taxes...................           13.9            4.9
Provision for income taxes...................            5.0            1.4
                                                       ------         ------
Net income...................................            8.9%           3.5%
                                                       ======         ======

                                                          Nine Months Ended
                                                       ---------------------
                                                    October 1,     October 2,
                                                        1994           1993
                                                       ------         ------
Net sales....................................          100.0%         100.0%
Cost of goods sold...........................           67.8           71.6
                                                       ------         ------
Gross margin.................................           32.2           28.4

Operating expenses:
Selling, general and administrative..........           11.0           11.7
Research and development.....................            8.8           10.3
                                                       ------         ------
Income from operations.......................           12.4            6.4
Other income, net............................            0.6            0.4
                                                       ------         ------
Income before income taxes...................           13.0            6.8
Provision for income taxes...................            4.7            2.3
                                                       ------         ------
Net income...................................            8.3%           4.5%
                                                       ======         ======

NET SALES

Net sales for the three and nine month periods ended October 1, 1994 of $99.0 million and $278.6 million, respectively, represented increases over the corresponding periods in 1993 of 31.8% and 22.7%, respectively. These sales increases were the result of increased shipments of 8mm half-high, 4mm and quarter-inch drives and library products. Partially offsetting these increases was a reduction in the shipments of 8mm full-high drives as well as decreases in the average selling prices of most products.

During the first nine months of 1994, sales of the half-high EXB-8505 product increased to 42.1% of sales from 19.0% for the same period in 1993. Sales of the Company's initial product, the EXB-8200, decreased to 6.3% for the first nine months of 1994 compared to 16.9% in the same period during 1993. Sales of the Company's EXB-8500 product also decreased to 15.4% from 33.7% for the same period in 1993. The decrease in sales of the full-high EXB-8200 and EXB-8500 products was primarily due to shifting customer demand to the half-high EXB-8505 tape subsystem. This trend is expected to continue for the remainder of fiscal 1994. The remainder of sales during the first nine months of 1994 and 1993 along with a recap of the products described above are listed in the following table.

PRODUCT MIX TABLE
(As a Percentage of Net Sales)

                                          Nine Months Ended
                                         ------------------
                                         October 1, October 2,
                                          1994       1993
                                         -------    -------
8mm products:
- - ------------
     EXB-8200..........................     6.3%     16.9%
     EXB-8500..........................    15.4      33.7
     EXB-8205..........................     3.2       1.4
     EXB-8505..........................    42.1      19.0
     Stand-alone subsystems
       (for above products)............     6.4       5.7
     EXB-10 and 210....................     6.8       4.7
     EXB-120 and 60....................     2.5       1.8

4mm and quarter-inch cartridge products:
- - ----------------------------------------
     EXB - 4200........................     4.4       1.2
     EXB - 2501........................     1.4       0.1

Consumables............................     8.2       7.9

Service, spares and other..............     3.3       7.6
                                         ------    ------
                                          100.0%    100.0%
                                         ======    ======

The customer mix during the first nine months of 1994 shifted from value added resellers ("VARs") to distributors. The percentage of sales to original equipment manufacturers ("OEMs") remained relatively stable. OEM customers accounted for 41% and 41% of net sales, respectively, for the third quarter and first nine months of 1994 compared to 40% and 44% for the comparable periods of 1993. VARs contributed 24% and 25% of net sales, respectively, for the third quarter and first nine months of 1994 compared to 34% and 35% for the comparable periods of 1993. Sales to distributors increased to 35% and 34% of net sales, respectively, for the third quarter and first nine months of 1994 from 26% and 21% of net sales for the comparable periods of 1993. This shift in customer mix was primarily the result of an expansion of the Company's distribution channel through the addition of several new commercial distributors. Sales in the distribution channel are expected to remain as a greater percentage of net sales for the remainder of 1994 than they represented in 1993.

During the third quarter and first nine months of 1994, one OEM customer accounted for 18% and 20% respectively of sales compared to 16% and 18% respectively of sales for the same periods in 1993. A different OEM customer accounted for 11% of sales for the first nine months of 1993. No other customers accounted for 10% or more of sales in any of these periods. Since these two major customers also sell competing products and continually review new technologies, there can be no assurance that sales to these customers will continue to represent such a significant portion of the Company's future revenue.

GROSS MARGIN

Gross margin percentages for the third quarter and the first nine months of 1994 were 32.9% and 32.2%, respectively, compared to 27.1% and 28.4% for the comparable periods in 1993. The increases were generally the result of (1) a shift in 8mm sales mix to higher margin half-high drives; (2) increased sales of library products; and (3) the effect of product cost reduction efforts. The Company expects continued price erosion on all of its products due to the competitive nature of the storage peripherals business. Future product costs may be adversely impacted by the effect of the current weakness of the U.S. dollar versus the yen.

OPERATING EXPENSES

Selling, general and administrative expenses decreased as a percentage of sales to 10.7% and 11.0% of sales, respectively, for the third quarter and first nine months of 1994 from 11.9% and 11.7% for the comparable periods in 1993. In absolute dollars, these expenses for the third quarter and first nine months of 1994 increased $1.7 million and $4.0 million respectively over the same periods in the previous year. The principal components of these sales-related costs include salaries and benefits, sales commissions, advertising and promotions expenses.

Research and development expenditures decreased as a percentage of sales to 8.8% and 8.8% of sales, respectively, for the third quarter and first nine months of 1994 from 10.2% and 10.3% for the comparable periods in 1993. In absolute dollars, these expenses increased $1.0 million and $1.0 million respectively over the same periods in the previous year These expenditures primarily reflect continued spending on the development of recently announced new products and unannounced products.

OTHER INCOME, NET

Other income (expense), net, consists primarily of interest income, royalty income, interest expense, royalty expense, state franchise taxes and other miscellaneous items.

TAXES

The provision for income taxes for the first nine months of 1994 increased to 36.0% of income before taxes from 34.0% in the comparable period of 1993. Effective November 1, 1994, the Company liquidated two wholly-owned subsidiaries, R-Byte, Inc. and Exabyte Storage Solutions Corporation.
As a result of the liquidation of R-Byte, a deferred tax valuation allowance on acquired operating loss and tax credit carryforwards is no longer considered necessary. The net impact of the reversal of the deferred tax valuation allowance will be to increase the recorded dererred tax asset and reduce the provision for income taxes by approximately $3,000,000 in the fourth quarter. As a result the Company currently expects the effective tax rate for 1994 to be approximately 33%.

NET INCOME

Net income per share increased to $0.40 and $1.06 in the third quarter and first nine months of 1994 compared to $0.12 and $0.48 in the third quarter and first nine months of 1993. This increase was primarily the result of increased revenues, higher gross margins and lower operating expense ratios in the third quarter and first nine months of 1994.

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of 1994, the Company generated $24.5 million of cash from operating activities, generated $2.7 million in proceeds from the sale of common stock and expended $10.1 million for capital equipment and $233,000 on capital lease obligations. Together, these activities resulted in a net increase in the combined balance of cash and short-term investments of $16.9 million to a quarter-ending balance of $82.9 million. The Company's working capital increased to $154.3 million on October 1, 1994 from $129.7 million on January 1, 1994.

The Company has a $15 million bank line of credit which expires April 30, 1995, with borrowings under the line limited to 80% of eligible accounts receivable plus 25% of eligible inventory. On October 1, 1994 the amount available under the line was $15 million and no borrowings were outstanding. Borrowings under the line of credit bear interest at the bank's prime rate. The ability to borrow under this line of credit is dependent upon the Company's adherence to a set of financial covenants, including the need to be profitable on a quarterly basis. The Company is currently in compliance with all such covenants.

The Company believes its existing sources of liquidity and funds expected to be generated from operations will provide adequate cash to fund the Company's anticipated working capital and other cash requirements through fiscal 1995.

PART II.




Item 6.  Exhibits and Reports on Form 8-K

(a)     Exhibit Index

          Exhibit
          Number               Description
          -------              -----------
          10.0                Agreement for the sale and transfer of all the
                                shares in Grundig Data Scanner GmbH dated
                                September 13, 1994.  (Schedules omitted
                                pursuant to Item 601(b)(2) of Regulation
                                S-K.  The Company undertakes to furnish such
                                schedules to the Commission suplementally
                                upon request.)

          11.0                Statement regarding computation of per share
                                earnings.

          27.0                Financial Data Schedule



(b) Reports on Form 8-K: There were no reports on Form 8-K for the three month period ended October 1, 1994.

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



                                  EXABYTE CORPORATION
                                  Registrant



Date                              By     /s/ William  L. Marriner
     -----------------------             ------------------------
                                         Senior Vice President, Finance and
                                         Administration, Chief Financial
                                         Officer, Secretary and Treasurer
                                         (Principal Financial and Accounting
                                         Officer)

EXABYTE CORPORATION AND SUBSIDIARIES
EXHIBIT 10.0 - Agreement for the sale and transfer or all the shares in Grundig Scanner Data GmbH dated September
               13, 1994




















































<PAGE 18>

                                                                          1
6187/268
     Number 260 of the Roll of Deeds for 1994

     Transacted in Frankfurt am Main
     on September 14, 1994
     Before me, the undersigned notary

     Dr. Bernhard Mielert

     with official residence in Frankfurt am Main there appeared today

1. Mr. Hans H.W. Seidenschnur, General Counsel, having his business address at Kurgartenstrasse 37, 90762 Feurth, personally known, hereafter not acting in his own name but on behalf of Grunding AG, Kurgartenstrasse 37, 90762 Feurth, by virtue of the power of attorney dated September 9, 1994 which is attached to this Protocol,

          -hereafter referred to as "the Seller"-

2. Dr. Wulf Merkel, Attorney-at-Law, having his business address at Fredrich-Ebert-Anlage 14, 60325 Frankfurt am Main, personally known, hereafter not acting in his own name but on behalf of Exabyte
    Corporation, 1685 38th Street, Boulder, CO 80301, USA, by virtue of the power of attorney dated September 13, 1994 which is attached to this Protocol,

          -hereafter referred to as "the Purchaser"-

As both the persons appearing and the acting notary have sufficient command of the English language this Protocol was established in English upon the request of the parties. The persons appearing asked for the following

     AGREEMENT
     for the Sale and Transfer of all the Shares in Grundig Data Scanner GmbH

to be recorded.

     Section 1
     Sale and Transfer of Shares

(1) The Seller is the sole shareholder of Grundig Data Scanner GmbH (hereafter referred to as "the Company") of Kurgartenstrasse 37, 90762 Feurth, Germany, registered in the commercial register of the Feurth Lower Court under HRB 5478. The share capital of the Company amounts to DM 50,000.- The Seller holds one share in the nominal amount of DM 50,000.-.

     The share is fully paid

(2) The Seller hereby sells and transfers to the Purchaser the said share effective as of October 4, 1994 (the "Effective Date").

     The Purchaser hereby accepts the transfer.

Any profit or loss resulting from annual accounts of the Company as from the Effective Date shall be for the benefit of or shall be borne by, as the case may be, the Purchaser.

     Section 2
     Purchase Price

(1)  The purchase price for the share is DM 4,340,000.-

     The Purchaser shall pay promptly on the Effective Date an amount of DM 3,840,000.- into the Seller's account with Dresdner Bank AG Neurnberg, account no. 1050 369 00(sorting code: 760 800 40).

(2) Subject to any rights the Purchaser may have pursuant to sec. 7 hereof, the remaining balance to DM 4,340,000 shall be paid promptly after a period of twelve months plus ten days from the Effective Date.

     Section 3
     Representations and Warranties

(1) The Seller represents that the statements contained in sec. 1 with respect to the capital share are correct, that the Company validly exists under German law, that the Articles of Association of the Company as delivered to the Purchaser are presently in effect, that the Seller can freely dispose of the transferred share and that this share is not encumbered with any rights of third parties.

(2)  The Seller further represents and guarantees that:

     (a) the Acquisition Balance Sheet as of September 30, 1994 (Exhibit 1) was established in accordance with generally accepted accounting principles, as they are in effect in Germany, consistently applied and completely and correctly reflect the financial situation of the Company as of the relevant date; the acquisition balance sheet correctly and completely reflects the financial situation of the Company as of the Effective Date taking account only of adjustments resulting from the ordinary course of business;

     (b) the fixed assets and the current assets as shown in the Acquisition Balance Sheet are the property of the Company, are not encumbered with rights of third parties (with exception of the encumbrances listed in Exhibit 2 and customary retentions of title) and together with the leased assets rflected in Exhibit 3 comprise all assets necessary for the business operations of the Company, i.e., the design, development and production of high performance scanners, as of the balance sheet date;

     (c) the accounts receivable shown in the Acquisition Balance Sheet can be fully collected within normal commercially acceptable time periods insofar as they were not reduced by an allowance for doubtful accounts;

     (d) the reserves shown in the Acquisition Balance Sheet cover all pension liabilities and other liabilities booked under other reserves ("sonstige Reuckstellungen");

     (e) except for those shown in the Acquisition Balance Sheet and those described in Exhibit 4, there exist no liabilities, including warranty and, to the Seller's best knowledge, contingent liabilities of the Company;

     (f) the net book value of its assets for the same period is at least DM 50,000.-;

     (g) as of the Effective Date the Company is in compliance with all legal requirements in the areas of safety and environmental protection applicable to its operations;

     (h) as of the Effective Date, there are no agreements giving anybody a right to participate in the profits of the Company.

     (i) as of the Effective Date the Company has not given guarantees nor assumed any other obligations with respect to liabilities or obligations of third parties;

     (j) the Seller has taken reasonable steps to ensure the continued availability of the employee base listed in Exhibit 5;

     (k) as of the Effective Date the Company has all required operating licenses and government approvals to conduct its business;

     (l) with the exception of the agreement listed in Exhibit 6 the Company is not a party to any agreement that enables the other contracting party to cancel such agreement or accelerate any rights thereunder because of the purchase concluded herein and any and all agreements concluded by the Company were entered into in the normal course of business and can be properly performed by the Company as it is sold hereunder.

     (m) the proprietary rights licensed to the Company in section 6 hereof are validly existing and to the best knowledge of the Seller have not been challenged; to the best knowledge of the Seller the rights licensed in section 6 hereof are all the proprietary rights the Company needs to satisfy its licensing requirements as of the Effective Date.

(3) The Seller further warrants that during the period from March 17, 1994 until the signing date of this Agreement

     (a) The business of the Company has been conducted in accordance with proper business principles and no extraordinary transactions have been engaged in, except for those described in Exhibit 7. This applies in particular for:

          (aa)  pension promises or other substantive benefits to employees;

          (bb) contracts valuing in excess of DM 100,000.- for each contract and not exceeding KM 500,000.- in total;

          (cc) sales, withdrawals or other disposals of items of the fixed assets;

     (b) the scope and contents of the business activity of the Company have not been substantially changed since inception of the Company;

     (c) the fixed assets and the current assets of the Company have been preserved and supplemented in accordance with proper business and accounting principles, the portion of the accounts receivable which must be adjusted by allowances has not increased and no new pension liabilities were incurred;

     (d) no extraordinary events have occurred or, to the best knowledge of the Seller, are threatened which could negatively affect the present or future business activity of the Company.

(4)  The Seller further represents that on the signing date of this Agreement

     (a) the Company is not committed by lease contracts or other contracts having a term of more that two years or presumably resulting in annual expenses of the Company of more than DM 10,000.- per contract, unless such contracts are listed in Exhibit 8 to this Agreement;

     (b) the Company is not participating in litigation or proceedings before authorities or arbitration panels and, to the best knowledge of the Seller, no such litigation or proceedings have been threatened, except as listed in Exhibit 9.

(5)  The Seller gives no guarantee as to the earning capacity of the Company.


     Section 4
     Termination Costs

The Seller shall assume any financial and other responsibility for complying with any statutory, contractual or other requirements regarding terminated employees with respect to any employee of the Company whose employment is terminated by the Company within one year after the Effective Date. The financial and other responsibilities of the Seller shall include, without limitation, severance payments, litigation costs, provided, however, that the Seller's obligation to fund any such payments and costs shall not exceed DM 1,000,000.- in the aggregate.


     Section 5
     Pension Obligations

The parties shall reimburse each other for any adjustments to be made to the pension obligations that occur between September 8, 1994 and the Effective Date. The Purchaser shall reimburse the Seller for any pension reserves for terminated employees if the pertinent reserves in the Company's balance sheet may be dissolved in accordance with generally accepted accounting principles.


     Section 6
     Technology Licenses

The Seller shall grant to or, as the case may be, procure for the Company, in particular from Grundig EMV Elektro-Mechanische Versuchsanstalt Max Grundig Hollandische Stiftung & Co. KG, the licences listed in Exhibit 10 and shall ensure that the Company continues to have the rights under these licences for the period of time during which such rights are protectible. These licences shall be free of charge, non-exclusive, non tranferable
(with the exception of transfers to the Purchaser or its affiliates) and be effective in the territory for which according to the Seller they are registered. In the event that the Seller or an affiliate of the Seller who owns a right to be licensed hereunder decides to abandon any of such rights, the Purchaser shal have a right of first refusal thereto. Related transfer costs shall be borne by the Purchaser, otherwise transfers of rights listed in Exhibit 10 shall be free of charge. The Seller procured an enabling licence from Philips Electronics N.V. and/or its affiliates in the terms of Exhibit 11.


     Section 7
     Liability

(1) In the event that any one of the warranties and representation made above is or becomes partly or completely incorrect, the Seller shall be obligated by way of damages to put the Purchaser and/or - at the Purchaser's option - the Company in a position which they would have been if the warranty and representation had been correct. The Purchaser shall have the right to request that this be done by way of monetary compensation, provided, however, that the maximum aggregate liability of the Seller shall not exceed the amount of DM 6,400,000.

(2) However, the Purchaser cannot assert claims pursuant to para (1) if in the aggregate they do not exceed DM 20,000.-; however, this shall not apply for claims because of the incorrectness of individual warranties and representations which on an individual basis exceed DM 5,000.-


     Section 8
     Statute of Limitations

The claims of the Purchaser shall be subject to a statute of limitations period of one year after the signing of this Agreement. Claims resulting from requests of tax authorities because of tax audits relating to periods before the Effective Date and not covered by reserves in the Acquisition Balance Sheet shall be subject to a statute of limitations period of six months after the tax assessment has become final which is issued because of the tax audit. Provided notice of a claim was given to the Seller within the said limitation periods, the Purchaser may bring court or other appropriate actions within an additional one year period without losing its rights.


     Section 9
     Prohibition to Compete

The Seller undertakes to refrain from directly or indirectly competing with the business of the Company as it is conducted as of the Effective Date, including holding directly or indirectly interests in competitors of the Company for a period of three years from the date of this Agreement.

Any breach of this non-competition undertaking shall make the Seller liable to the Purchaser for payment of contractual penalties in the amount of DM 500,000 per each week of breach.

For each officer or key employee who leaves the Company to work for either the Seller or iR3 Video International GmbH in the first year after the Effective Date, the Seller shall repay to the Purchaser DM 500,000 of the purchase price.


     Section 10
     Recission

Any right of recission or cancellation of this agreement shall be excluded.


     Section 11
     Miscellaneous

(1) The Purchaser shall cause the Company without undue delay to change its name to a name excluding the term "Grundig".

(2) The Seller will continue to lease at the present rate the existing business premises to the Company for at least 12 months from the Effective Date and shall ensure continued access at commercially reasonable terms to any necessary services the Company is using upon the signing hereof with the exception of accounting and bookkeeping services.

(3) Each party hereto shall bear its own costs and expenses in connection with this Agreement and its implementation. The parties agree that no finder or broker was involved by them in this transaction. The notarial fees incurred by this Protocol and its implementation will be borne by the Purchaser.

(4) If one or several provision of this Agreement is or becomes invalid, the remaining provisions shall remain unaffected.

(5) This Agreement shall be governed by the law of the Federal Republic of Germany. Exclusive place of jurisdiction shall be Frankfurt am Main.

(6) The acquisition of the Company by the Purchaser is, if necessary, to be reported or notified to the Federal Cartel Office. Both parties undertake to do all that is necessary to effect any necessary report or notification.


This Protocol and its annexes were read to the persons appearing, approved by them and signed as follows:

/s/Hans Seidenschnur
- - --------------------------


/s/Wulf Merkel
- - --------------------------


/s/Bernhard Mielert, Notar
- - --------------------------

9214/256



Kostenberechnung gem.
SS 32.33.141.154 KostO
Geschaeftswert: DM 4,340,000.00
20/10 Gebeuhr gem. S 36 (2) KostO          DM  13.240,00
15% Mehrwertsteuer                         DM   1.986,00
                                               ---------
                                           DM  15.226,00
                                               =========


      /s/ Bermhard Mielert
     ---------------------
     Dr. Bernhard Mielert
     Notar

     POWER OF ATTORNEY



We, the undersigned

     GRUNDIG Aktiengesellschaft
     Kurgartenstrasse 37
     90762 Feurth/Bayern

herewith authorize

     Mr. Hans Seidenschnur

to sell the share in GRUNDIG Data Scanner GmbH, Feurth, in the nominal amount of DM 50.000,-- to Exabyte Corporation, Boulder Colorado 80301, USA, and to accept the assignment thereof.

The proxy shall be authorized to make all statements necessary or appropriate in this connection.

The proxy shall be relieved from the restrictions of Section 181 Civil Code and shall be authorized to delegate this power of attorney.

Feurth, Septemeber 9, 1994

GRUNDIG
Aktiengesellschaft


/s/ Harmsen
- - ------------
Harmsen

     POWER OF ATTORNEY

     Exabyte Corporation
     1685 38th Street
     Boulder, Colorado 80301
     USA

hereby authorises Dr. Wulf Merkel of Friedrich-Ebert-Anlage 2-14, 60325 Frankfurt am Main to represent us for the purpose of entering into an agreement for the purchase and transfer of all the shares in Grundig Data Scanner GmbH, registered in the Commercial Register of the Feurth Lower Court under HRB 5478 with Grundig AG and to make all the declarations necessary or useful to achieve the purpose of the transaction. The person authorised shall have the right to delegate his authority and shall be exempted from the restrictions of sec. 181 of the German Civil Code, i.e., the prohibition of self dealing and multiple representation.

September 13, 1994

for and behalf of Exabyte Corporation:

/s/ David L Riegel
- - ------------------


by:
David L Riegel
Sr. VP Operations, Exabyte

6937/200

Exhibit 1
Balance Sheet of the Company as of September 30, 1994

Actual status Sept. 30, 1994

Fixed Assets                 1.413 Mio DM
accounts receivable
  BTS                         .031 Mio DM
  Exabyte                     .355 Mio DM
Cash                          .051 Mio DM
                            -------------
Total Assets                 1.850 Mio DM

Goodwill                     3.300 Mio DM
                            -------------
                             5.150 Mio DM


Liabilities

  pension reserve             .380 Mio DM
  other empl. cost res.       .130 Mio DM
  accounts payable extern.    .300 Mio DM
                             ------------
Net purchase price           4.340 Mio DM

Exhibit 10

Technology Licences

1.  DE-C-35 44 090

2.  DE-C-38 70 586

3.  DE-A-37 42 228

4.  DE-C-37 43 219

5.  DE-U-87 18 117

6.  DE-U-88 16 929

7.  DE-A-40 20 353

8.  DE-C-41 19 625

9.  DE-U-91 16 346

10. DE-U-91 16 378

11. DE-U-92 16 030

12. DE-C-43 00 756

13. DE-U-93 17 435

14. DE-U-93 19 313

15. DE-U-93 20 374

16. DE-C-43 26 567

17. DE-U-93 20 517

Exhibit 11

Enabling Licence

(Philips International B.V. fax letterhead)

Grundig AG.
Kurgartenstrasse 37
D-90762 Feurth
Germany
Att: Mr. W. Dreykorn-Lindner


H 1235             +31 40 743385           9 June, 1994
BECK/AMS


Dear Mr. Dreykorn-Lindner,

Re: Sale of Grundig Data Scanner GmbH to Exabyte Corp. USA.

     With reference to the enclosed Definitions it is herewith confirmed that after the conclusion of the above sale, Philips Electronics N.V. will not assert against Exabyte Corp. USA any of its Patents as far as the use in Scanners, or the use in the manufacture of such Scanners is concerned.

     It is however specifically understood that the above non-assertion does not extend to any scanner for use in 8 mm Video Recorder systems.

Yours faithfully,

/s/H.F.M. Beckers

H.F.M. Beckers
Director Corporate Patents and Trademarks
PHILIPS ELECTRONICS N.V.







Enclosure

(Philips letterhead)


BECK/AMS/RUT/CVW
17 June 1994




Definitions:

Patents: Any and all patents and patent applications owned and/or controlled by Philips Electronics N.V. ("Philips") and its Subsidiaries, and under which Philips and its Subsidiaries have the right to grant licenses and/or to give non-assertions without payment of royalties or other monetary consideration to third parties and which have a first filing date or are entitled to a first filing date prior to June 1, 1994.

Scanner: The rotating magnetic head scanner for 8 mm magnetic tape as has been developed by Grundig Data Scanner GmbH prior to June 1, 1994 and to be transferred to Exabyte in the course of the sale of its business for use in Exabyte's MAMMOTH**8 mm cartridge tape subsystem.

** and sucessor generation of

Corp. Legal Dept.
Ru/CvW/D12
17.6.1994

     FACSIMILE MESSAGE

NUMBER OF PAGES (INCLUDING THIS COVER SHEET): 2

TO:     Mr. Seidenschnur - Grundig AG

FACS NO.:  09-49 911 705 540

- - --------------------------------------------------------------------

FROM:       J.A. Rutgers
            General Secretary

COMPANY:    PHILIPS INTERNATIONAL B.V.
            CORP. LEGAL DEPT. - BLDG. VO-1
            EINDHOVEN, THE NETHERLANDS

            TEL. NO.:  +31-40-783236
            FACS.NO.:  +31-40-788842

IN CASE OF PROBLEMS WITH FAXES PLEASE CALL:  +31-40-784417
- - --------------------------------------------------------------------

Anbei eine abgeanderte Anlage (zweimal "Subsidiaries" zugefeugt und von mir paraphiert).


/s/J.A. Rutgers

J.A. Rutgers

9251/256


Die wortliche Ubereinstimmung der vorstehenden Fotokopie mit der
Urschrift der Urkunde Nr. 260/1994 wird hiermit beglaubigt.

Frankfurt am Main, den 21. September 1994

     /s/ Dr. Bernhard Mielert

         Dr. Bernhard Mielert
         Notar

EXABYTE CORPORATION AND SUBSIDIARIES
Exhibit 11.0 - Earnings Per Share Computations
(In thousands, except per share data)

                                                         Three Months Ended
                                                       ----------------------
                                                     October 1,    October 2,
                                                        1994          1993
                                                       -------       -------
Primary (1):
- - --------
Weighted average number of common
     and common equivalent shares
     outstanding(2)..........................          21,916         21,281
                                                       ======         ======
Net income...................................          $8,785         $2,621
                                                       ======         ======
Net income per share.........................           $0.40          $0.12
                                                       ======         ======


                                                          Nine Months Ended
                                                       ---------------------
                                                       October 1,  October 2,
                                                        1994          1993
                                                       -------       -------
Primary(1):
- - --------
Weighted average number of common
     and common equivalent shares
     outstanding(2)..........................          21,878         21,339
                                                       ======         ======
Net income...................................         $23,240         10,243
                                                       ======         ======
Net income per share.........................           $1.06          $0.48
                                                       ======         ======

(1) Fully diluted earnings per share is not presented since it results in identical earnings per share as primary earnings per share calculations.

(2) Includes weighted average number of common shares outstanding and common shares issuable upon assumed exercise of stock options.