Form 10-Q/A
period 1994-10-01
EXABYTE CORP /DE/
filed 1994-11-18
CIK 855109

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

PART I
Item 1.  Financial Statements
EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS                                                 Oct. 1,       Jan. 1,
                                                        1994          1994
                                                      --------      --------
Current assets:
     Cash and cash equivalents...............          $31,475       $44,995
     Short-term investments..................           51,400        21,000
     Accounts receivable, less allowance
       for doubtful accounts and customer
       returns and credits of $3,919 and
       $2,258, respectively..................           60,574        53,141
     Inventories.............................           40,020        40,180
     Deferred income taxes...................           11,424         7,575
     Other current assets....................            2,662         1,120
                                                      --------      --------
          Total current assets...............          197,555       168,011
Property and equipment, net..................           27,163        24,977
Other assets.................................            3,653         4,319
                                                      --------      --------
                                                      $228,371      $197,307
                                                      ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable........................          $21,165       $19,669
     Accrued liabilities.....................           18,863        14,193
     Accrued income taxes....................            3,020         4,159
     Obligations under capital leases........              227           297
                                                      --------      --------
          Total current liabilities..........           43,275        38,318
Long-term obligations under capital leases...              291           454
                                                      --------      --------
          Total liabilities..................           43,566        38,772
                                                      --------      --------
Stockholders' equity:
     Preferred stock, $.001 par value;
       14,000 shares authorized; no shares
       issued and outstanding................              --             --
     Common stock, $.001 par value; 50,000
       shares authorized; 21,441 and 21,190
       shares issued and outstanding,
       respectively..........................               21            21
     Capital in excess of par value..........           54,272        51,242
     Treasury stock, at cost, 15 shares
      outstanding for both periods...........               (9)           (9)
     Retained earnings.......................          130,521       107,281
                                                      --------      --------
          Total stockholders' equity                   184,805       158,535
                                                      --------      --------
                                                      $228,371      $197,307
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



Date  November 11, 1994           By     /s/ William  L. Marriner
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