Form 10-K405
period 1994-12-31
EXABYTE CORP /DE/
filed 1995-03-17
CIK 855109

- -----------------------------------------------------------------------------
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                                10-K

         Annual Report Pursuant to Section 13 of Section 15(d) of the Securities Exchange Act of 1934

                For the year ended December 31, 1994
                   Commission File No. 0-18033

                         EXABYTE CORPORATION
         (Exact name of registrant as specified in its charter)

       Delaware                        84-0988566
(State of Incorporation)      (IRS Employer Identification No.)

                          1685 38th Street
                      Boulder, Colorado  80301
     (Address of principal executive offices, including zip code)

                      Area Code(303) 442-4333
         (Registrant's Telephone Number, including area code)

     Securities registered pursuant to Section 12(g) of the Act:
                  Common Stock, $.001 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

      Yes          /X/                      No          /  /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this form 10-K.                                                       (X)

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of March 10, 1995 was $318,057,284 based on the closing sale price on such date(a). The aggregate number of shares of Common Stock outstanding on March 10, 1995 was 21,669,150.

Document incorporated by reference: Proxy Statement for the Annual Meeting of Stockholders scheduled to be held April 28, 1995: Part III, Items 10, 11, 12, and 13.

(a) Excludes 2,959,898 shares of Common Stock held by directors, executive officers and shareholders whose ownership exceeds ten percent of the Common Stock outstanding at March 10, 1995. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of registrant, or that such person is controlled by or under common control with the registrant.

PART I

Item 1.
BUSINESS

THE COMPANY
- -----------
Exabyte Corporation ("Exabyte" or the "Company") designs, develops, manufactures and markets tape subsystems and robotic tape libraries for data storage applications. The Company's tape subsystem offerings are based on 8mm helical scan, 4mm helical scan and quarter-inch linear technologies. The Company's early strategy was to capitalize on its proprietary adaptation of 8mm helical scan recording technology to provide highly reliable, cost-effective small form factor tape subsystems with leading-edge capacity and superior performance characteristics. Subsequently, the Company expanded its helical scan product offerings by introducing 4mm cartridge tape subsystems based upon technology it acquired in 1992 and minicartridge products based upon quarter-inch linear technology it acquired in 1993. The Company's various robotic tape libraries store and retrieve multiple media cartridges and incorporate the Company's cartridge tape subsystems. The Company also sells recording media and cleaning cartridges.

The Company's strategic focus is the market for information storage and retrieval tape subsystems for workstations, midrange computer systems, networks, and personal computers, particularly for data backup and archival applications. As the need for data backup and archival storage increases, computer manufacturers, system integrators and value-added resellers require a variety of products with varying price, performance, capacity and form-factor characteristics. The Company offers or intends to offer a number of products to address a broad range of these requirements.

The Company markets its tape subsystems and robotic tape libraries principally to Original Equipment Manufacturers ("OEMs"), Value-Added Resellers ("VARs"), system integrators and distributors. Among Exabyte's OEM customers are ATT/GIS, Bull S.A., Control Data, Data General, DEC, Hewlett-Packard, IBM, ICL, Intel, Intergraph, Sequent, Siemens Nixdorf, Silicon Graphics, Sun Microsystems and Unisys. Among the Company's distribution customers are Anthem, Arrow, Avnet, Consan, Gates/FA, Ingram Micro, Intelligent Electronics, Merisel, Micro Age, and Tech Data. See "Business--Marketing and Customers."

In October 1994, the Company acquired a division of Grundig A.G. to support the development of an announced 8mm helical scan product. See "Business--Research and Development."

Exabyte was incorporated in June 1985 under the laws of the State of Delaware.

RISK FACTORS
- ------------
High technology companies, such as Exabyte, are subject to numerous risks and uncertainties. The following risk factors should be carefully considered in the evaluation of the Company, its business and its investment value.

PRODUCT DEVELOPMENT; MAMMOTH

The Company participates in an industry that is subject to rapid technological change. The Company believes that its future success will depend upon its ability to apply and extend its technology and to continue to develop reliable tape subsystems and robotic tape libraries with competitive price performance and quality characteristics. Accordingly, Exabyte's ability to compete successfully depends upon continued enhancements of its existing products and the development on a timely basis of new products that meet the changing needs of users. The Company has experienced delays from time to time in completing product development efforts in accordance with internal development schedules. See "Business--Business Strategy and Products." In the future, the Company may encounter difficulties that could delay or prevent other product development.

A significant portion of the Company's research and development is directed at the introduction of the announced 8mm Mammoth product. See "Business-- Research and Development." The announced Mammoth product incorporates a mechanical deck assembly that is to be designed and developed by the Company. The Company has never before undertaken the design, development or manufacture of an 8mm mechanical deck assembly and may, in the future, experience delays in the development and manufacture of this announced product. The announced Mammoth product requires the successful development of a number of critical supporting components. The Company has engaged a number of third parties to develop several critical components of the announced Mammoth product. There can be no assurance that the development of the Mammoth product or components by the Company or by such third parties will be successful or, if successful, will be completed on a timely or cost-effective basis. The introduction of the Mammoth product also requires the availability of advanced media from Sony Corporation ("Sony"), a current competitor of the Company. See "Business-- Manufacturing" and "Business--Competition." The inability to design, develop and introduce the Mammoth product on a timely basis would have a material adverse effect on the Company's results of operations and would also adversely affect the Company's competitive position with respect to other product offerings.

DEPENDENCE ON KEY VENDORS; SONY

The Company's ability to maintain cost-effective manufacturing volume depends upon uninterrupted access to high quality components in required volumes and at competitive prices. The Company's 8mm mechanical tape decks and 4mm drum assemblies are currently procured from a single source, Sony. While the Company has a contract with Sony for the supply of the 8mm decks, there can be no assurance either that the supply of decks will continue or that prices will remain at their current levels. In addition, the Company expects that Sony will be the sole supplier of advanced media for the Company's announced Mammoth product. See "Business--Manufacturing." Sony's 4mm tape offerings currently compete directly with the Company's 4mm tape subsystem offerings and the Company believes it is possible that Sony may introduce competitive 8mm tape drive subsystems. Sony's competitive position may adversely affect the Company's ability to procure 8mm mechanical decks and tape media at required volumes and at competitive prices. See "Business--Manufacturing-- Sony Tape Deck Agreements." While there are other manufacturers of 8mm decks, the customization effort required to make these decks suitable for the Company's products would require many months of effort. There can be no assurance that such effort would be successful or, even if successful, that it would not result in a significant delay in the ability of the Company to ship its products. The Company may in the future engage other third parties in the joint development of products or components and thereby subject the Company to other supply or technology dependencies.

In addition to its dependence on Sony, the Company relies upon other sole source vendors for certain critical components, including, but not limited to, printed circuit boards, semiconductor circuits and read/write heads. The Company has not executed master purchase agreements with many of its sole source vendors and conducts business with such vendors on a purchase order basis. The Company's reliance on these and other sole source vendors involves several risks, including the possibility of a shortage of certain key components and reduced control over delivery schedules, manufacturing yields, quality and costs. The Company has, on occasion, experienced problems with the quality of and interruptions in the supply of sole source components although, to date, no such quality problem or interruption has had a material effect on the Company's results of operations. In the event of yield, quality, delivery or supply problems with any of these vendors in the future, the Company could be forced to delay shipments of its products, which would have a material adverse effect on the Company's results of operations.
See "Business--Manufacturing."

FLUCTUATIONS IN QUARTERLY RESULTS

The Company's results can fluctuate substantially from quarter to quarter for various reasons. For example, the markets served by the Company are subject to market patterns, which may or may not be discernible by the Company, and a slowdown in the demand for workstations, midrange computer systems, networks and personal computers could have a significant effect on the demand for the Company's products in any given period. The Company has experienced delays in receipt of purchase orders and, on occasion, anticipated purchase orders have been rescheduled or have not materialized due to changes in customer requirements. In the future, the Company's customers may cancel or delay purchase orders for a variety of reasons, including rescheduling of new product introductions, changes in their inventory practices or forecasted demand, general economic conditions affecting the computer market, new product announcements by the Company or others, quality or reliability problems related to the Company's products, or selection of competitive tape subsystem manufacturers as alternate sources of supply. The Company's operations have in the past and may in the future reflect substantial fluctuations from period to period as a consequence of such industry patterns, general economic conditions affecting the timing of orders from customers as well as other factors discussed herein. In particular, the Company's ability to forecast sales to distributors and VARs is especially limited as such customers typically provide the Company with relatively short order lead times. See "Business--Marketing and Customers." As a result, the Company must carefully manage inventories to levels necessary to meet changing patterns of product demand, product transitions and new product introductions. Inaccuracies in demand forecasts have resulted in the past, and may result in the future, in either insufficient or excessive inventories and disproportionate overhead expenses. Excessive inventories could additionally result in inventory write-offs which could have a material adverse effect on the Company's results of operations. In addition, Exabyte periodically evaluates its current and announced products in terms of the changing needs of the market for such products. There can be no assurance that such evaluation will not result in the determination by the Company to discontinue the offer of any current or unannounced product. The discontinuance of one or more current or announced products may result in the write-off of inventory, tooling, and other assets associated with such discontinued products and such write-off could have a material adverse effect on the Company's results of operations. See "Business--Business Strategy and Products."

VOLATILITY OF STOCK PRICE

The market price of the Company's Common Stock has historically been, and is expected to continue to be, extremely volatile. Any shortfall in the Company's operating results relative to analyst expectations would have an immediate and significant impact on the market price of the Company's Common Stock. In addition, other factors including, without limitation, new product announcements by the Company's competitors and general conditions in the computer market could have a significant impact on the market price of the Company's Common Stock. The stock market has periodically experienced extreme price fluctuations, which have particularly affected the market prices for many high technology companies, including the Company, and which have often been unrelated to the operating performance of the specific companies.

COMPETITION

The tape storage market is highly competitive and the Company expects competition in the markets for tape subsystems and libraries to increase. Numerous companies are engaged in the research, development and commercialization of data storage products, including certain computer manufacturers, such as IBM and Hewlett-Packard, that incorporate their own tape storage products in their systems. Competition has in the past resulted and is expected in the future to result in price erosion with respect to the Company's products.

To date, the Company's principal competition in the tape subsystem market has come from companies offering 4mm data storage products using helical scan technology, as well as products based on linear tape technologies, such as quarter-inch cartridge and half-inch cartridge, including digital linear tape ("DLT"). Several of these vendors have introduced or announced, or are expected to announce, tape storage products with increased transfer rates and greater capacities. If these new products are successfully introduced, they could represent a more significant competitive challenge to the Company in the form of loss of business, pricing pressure and otherwise. Significant competition could also develop from companies offering erasable and non-erasable optical disks or other new technologies. In addition, other companies may introduce competitive 8mm data storage subsystems in the future. In addition, the Company expects that its library offerings will face increased competition. See "Business--Competition."

Some of the Company's current and prospective competitors have significantly greater financial, technical, manufacturing and marketing resources than the Company. There can be no assurance that these competitors will not devote their significantly greater resources to the aggressive marketing of storage products using helical scan, quarter-inch cartridge, half-inch cartridge, optical or other technologies. Sony, one of the Company's key suppliers, is also a competitor to the Company. See "Business--Manufacturing--Sony Tape Deck Agreements."

DEPENDENCE ON KEY CUSTOMERS

During 1994, IBM accounted for 17% of the Company's sales and the Company's three largest customers accounted for an aggregate of 29% of the Company's sales. These customers are not required to purchase a minimum quantity of the Company's products and may cancel or reschedule orders without significant penalty. The loss of one or more of these customers or substantial cancellations by these customers could have a material adverse effect on the Company's results of operations. In addition, significant rescheduling or deferrals of orders by any of these customers could cause substantial fluctuations in the Company's quarterly results. See "Business--Marketing and Sales."

RISKS RELATED TO FOREIGN SOURCING

Because many of the Company's key components, as well as certain of the Company's products, are currently manufactured in Japan, Germany, Malaysia and

Singapore, the Company's results of operations may be materially affected by fluctuations in currency exchange rates. A substantial portion of the Company's products incorporate subassemblies and components purchased from Japanese or other overseas suppliers, with the purchase of such subassemblies and components denominated in yen or another foreign currency. The Company may enter into foreign currency forward contracts which it uses to hedge the purchase of certain inventory components from Japanese or other overseas suppliers. See Note 1 to the Company's Consolidated Financial Statements.
The Company may additionally enter into contractual arrangements with its overseas suppliers providing the Company with some limited sharing with such suppliers of foreign exchange rate risks. The Company's international procurement is also subject to certain other risks common to foreign operations in general, including government regulation and import restrictions. In particular, an adverse foreign exchange movement of the U.S. dollar versus Japanese yen or other currency or the imposition of import restrictions or tariffs by the United States government on products or components shipped from Japan or from another country could have a material adverse effect on the Company's results of operations. In addition, because of the Company's use of components produced overseas, the sale of the Company's products to domestic federal or state agencies may be restricted by limitations imposed by the Buy American Act or the Trade Agreement Act.

RISKS RELATED TO FOREIGN SALES

Direct international sales accounted for approximately 27% of sales in 1994 and the Company currently expects that direct international sales will continue to represent a significant portion of the Company's revenue. In addition, many of the Company's domestic customers ship a significant portion of the Company's purchased products to their customers overseas. Currently, a small percentage of sales of the Company's products are denominated in local currency and may thus be directly affected by foreign exchange rate fluctuations. In addition, changes in the foreign exchange rates may affect the volume of sales denominated in U.S. dollars to overseas customers as such an exchange rate movement would impact local currency pricing. The Company's sales are also subject to risks common to export activities, including government regulation, tariffs and import restrictions. The Company's international sales must be licensed by the Office of Export Administration of the U.S. Department of Commerce. To date, the Company has experienced no material difficulties in obtaining export licenses.

RISKS RELATED TO FOREIGN OPERATIONS

The functional currency applicable to the Company's subsidiaries located in Scotland, Germany, Japan and other foreign countries is deemed to be the U.S. dollar. See Note 1 to the Company's Consolidated Financial Statements. As a result, the translation of the local currency assets and liabilities of such subsidiaries will be affected by foreign exchange rate movement between the U.S. dollar and the respective local currency and could have a material impact on the Company's results of operations. In addition, the Company's foreign operations are subject to the risks generally applicable to the conduct of business in such countries.

THIRD PARTY PROPRIETARY RIGHTS

The Company has received in the past, and may receive in the future, communications from third parties asserting that the Company's products infringe the proprietary rights of third parties or seeking indemnification against such infringement. There can be no assurance that any of these claims will not result in protracted and costly litigation. While it may be necessary or desirable in the future to obtain licenses relating to one or more of its products or relating to current or future technologies, there can be no assurance that the Company will be able to do so on commercially reasonable terms. The inability to obtain any required license or to obtain such license on commercially reasonable terms could have a material adverse effect on the Company's results of operations. The Company is currently in discussion with IBM regarding the extent, if any, of the Company's financial obligations under the Company's license from IBM of IBM's IDRC, a data compression algorithm. IBM may assert that the Company has a substantial payment obligation under such license. While it is the Company's position that no material payments are due to IBM under the license, there can be no assurance that the Company's position will ultimately prevail, in which case there could be a payment obligation by the Company which could have a material adverse effect on the Company's results of operations. See "Business--Patents and Licenses."

MANAGEMENT OF BUSINESS TRANSITION

The Company is currently experiencing a period of rapid transition as it addresses the complexities of developing and manufacturing multiple products incorporating several different technologies sold through multiple marketing channels. This transition has placed, and is expected to continue to place, a significant strain on the Company's management, operational and financial resources. In the previous three years, the Company has completed four acquisitions: two to enable it to address the 4mm helical scan and quarter-inch linear businesses; one to enable it to expand a marketing channel (see "Business--Marketing and Customers"); and one to support the development of the Mammoth product (see "Business--Research and Development"). The Company's ability to effectively manage its transition and to integrate the Company's recently acquired businesses will require it to continue to implement and improve its operational, financial and information systems and to expand, train and manage its employee base. In addition, the development and manufacture of multiple product lines may affect the ability of the Company to maintain acceptable product quality levels

REPLACEMENT OF INFORMATION SYSTEMS

The Company intends to replace in 1995 its information and business systems to more effectively address the complexities of the Company's business. The failure to successfully accomplish the replacement of these systems in a timely manner or any failure otherwise to achieve the necessary levels of information and business system support could have a material adverse effect on the Company and its results of operations.

THIRD PARTY CONTRACT MANUFACTURING

The Company has entered into agreements with domestic and overseas third parties to manufacture the Company's 4mm and quarter-inch drive subsystems as well as components for a number of its products. The manufacture of the Company's products by third parties may impair the Company's ability to establish and maintain adequate product manufacturing design standards or otherwise to achieve necessary product quality levels. The risks associated with the transfer of product manufacturing to third parties are particularly pronounced in the early stages of the manufacture of the product. A number of the Company's third party manufacturing programs involve such early-stage manufacturing. See "Business--Manufacturing."

The manufacture of the Company's products by third parties is based in part on technology that the Company believes to be proprietary. Exabyte may license this technology to contract manufacturers to enable them to manufacture products for the Company. There can be no assurance that such manufacturers will abide by any use limitations or confidentiality restrictions in licenses with the Company. In addition, any such manufacturers may develop process technology related to the manufacture of the Company's products which it owns independently or jointly with the Company, which would increase the Company's reliance on such manufacturers or require the Company to obtain a license from such manufacturers in order to have its products manufactured. There can be no assurance that such licenses, if required, would be available on terms acceptable to the Company, if at all. See "Business--Patents and Licenses."

ANTI-TAKEOVER PROVISIONS

The Company has taken a number of actions which could have the effect of deterring a hostile takeover or otherwise delaying or preventing a change in control that might result in payment to the Company's shareholders of a premium for their shares or that might otherwise be beneficial to shareholders. The Company has adopted a shareholder rights plan which could cause substantial dilution to a person who attempts to acquire the Company on terms not approved by the Company's Board of Directors. In addition, the Company's Restated Certificate of Incorporation and By-laws contain provisions which may have the effect of delaying or preventing a change in control.
These provisions include:  (i) the classification of the Board of Directors;
(ii) the authority of the Board to issue Preferred Stock, without further action by the shareholders, with such voting rights and other provisions as the Board may determine; and (iii) the requirement that actions by shareholders be taken at a meeting of shareholders and not by written consent.

SECURITIES SUITS

A large number of companies and company directors and officers in the high technology industry have been subjected to suits in the form of class and derivative actions filed in federal and state courts, generally alleging that the defendants failed to adequately disclose certain risks. The Company's results of operations may be materially affected by the legal costs of defending, as well as any judgment or settlement arising out of, any such actions against the Company in the future. In 1993, the Company successfully defended a series of such class actions at an immaterial cost to the Company and it is the Company's current belief there are no current or pending actions against the Company.

INDUSTRY BACKGROUND
- -------------------
Advances in microprocessor technology have resulted in the development of compact, powerful and low-cost computers such as workstations, midrange computer systems, networks and personal computers. These advances, together with the increasing complexity of application software, the expanding size of databases and the shift in the nature of data stored from text to images, graphics and other storage-intensive applications, have driven the demand for high-end disk drives with greater "on-line" storage capacity. Because critical data stored on disk drives can be lost for many reasons, including hardware failure and human error, convenient and timely access to backup data has become essential. Magnetic tape subsystems have evolved as the preferred method for backup primarily because the media is inexpensive and may be easily removed and stored.

Prior to the introduction in 1987 of the Company's initial 8mm product, tape technology and alternate forms of backup had not kept pace with the growth in disk drive capacity. As a result, computer users had to back up their files with smaller capacity tape subsystems which took hours to record or restore data, requiring attended operation to change the cartridges or reels. With the trends toward larger networks, smaller computers, more storage-intensive applications and high capacity disk drives, demand increased for larger storage capacities, smaller form factors, higher reliability and greater speed.

Exabyte adapted 8mm helical scan technology, initially developed for video applications, to address the need for high-capacity data storage and high data transfer rates. The Company subsequently introduced 4mm helical scan cartridge and quarter-inch linear tape subsystems to offer various price performance options.

BUSINESS STRATEGY AND PRODUCTS
- ------------------------------
The Company's strategic focus is the market for information storage and retrieval tape subsystems for workstations, midrange computer systems, networks and personal computers, particularly for data backup and archival applications. As the need for data backup and archival storage increases, computer manufacturers, system integrators and value-added resellers are requiring a variety of products which vary as to price, performance, capacity and form-factor characteristics. The Company's strategy is to offer a number of products to address a broad range of these requirements.

(A pyramid diagram showing the relationships between the Company's products and the overall tape storage market is included here. It is adequately described below.)

The preceding diagram depicts the Company's generalized view of the market, with the market for higher cost and performance subsystems reflected at the peak. Exabyte's family of 8mm drive subsystems, with capacities ranging from
2.5 gigabytes to 14 gigabytes for current products (and up to 40 gigabytes with data compression for the announced Mammoth product) addresses a large portion of the higher end of the market, the remainder of which is largely served by half-inch linear tape subsystems produced by others. The
Company's 4mm drive subsystem products, with drive capacities ranging from two gigabytes to four gigabytes for current products (and up to eight gigabytes for an announced product), address the requirement for smaller form-factor drive subsystems with generally lower cost, capacity and performance characteristics. A large portion of the 4mm market is directed at local area network applications where the transfer rate requirements are of relatively less importance than are other factors such as cost and capacity. The Company also offers the quarter-inch DC-2000 minicartridge linear tape subsystem, to address a portion of the lower end of the market. There can be no assurance that any announced products referred to above will be successfully developed, commercially available on a timely basis or achieve market acceptance. See "Business--Business Strategy and Products--Tape Subsystem Products--Announced Products."

The Company offers various robotic libraries which incorporate its 8mm and 4mm drive subsystems to extend the capacity of these products. Exabyte's strategy also includes the development of 4mm-based robotic libraries for use in conjunction with drive subsystems manufactured by others. The Company also offers consumables, including media and cleaning cartridges, and provides service for its product lines.

TAPE SUBSYSTEM PRODUCTS

Current Products
- ----------------
The primary factors distinguishing the Company's tape subsystem product offerings from one another are base technology, form factor, data capacity, data transfer rate, and inclusion of the data compression feature. Base technology is identified primarily by reference to the underlying media width. The 8mm and 4mm subsystems are based upon helical scan technology. The Company's quarter-inch products incorporate linear DC-2000 minicartridge tape subsystem technology. Form factor refers to the physical size of the device and reflects on the industry standard formats: 5 1/4" Full-High, 5 1/4" Half-High or 3 1/2" form factors. The data capacity refers to the total amount of data which may be stored on a single media cartridge. The data transfer rate refers to the speed at which the data may be transferred to or from the subsystem. Both data capacity and transfer rate are affected by the successful application of data compression. The Company's 8mm data compression is accomplished by incorporating the Improved Data Recording Capabilities (IDRC), a compression algorithm licensed from IBM. See "Business--Patents and Licenses." The data capacity and transfer rate reflected in the accompanying table assumes a data compression ratio of two to one. The actual compression ratio will vary depending upon the nature of the data being compressed.

                                                                  Transfer
Product ("EXB-")   Technology     Form Factor   Capacity (GB)     Rate (kB/s)
- ---------------    ----------     -----------   ------------      ----------
8200               8mm            5 1/4" FH     2.5               246
8500/8500c         8mm            5 1/4" FH     5.0/10.0*         500/1,000*
8205XL             8mm            5 1/4" HH     3.5/7.0*          250/500*
8505XL             8mm            5 1/4" HH     7.0/14.0*         500/1,000*
4200/4200c         4mm            3 1/2"        2.0/4.0*          233/466*
2501/2501c         Quarter-Inch   3 1/2"        1.0/2.0*          567/1,134*
_____________________
FH--   Full-high
HH--   Half-high
* -- Denotes that the number depends upon the successful application of data compression.

The Company also offers stand-alone versions of the above products. Each such version incorporates a power supply and is housed in a desktop enclosure. These stand-alone products have received applicable regulatory approvals, enabling the Company's customers to begin shipping immediately without incurring their own design and regulatory agency approval delays.

Cartridge tape subsystems together accounted for 78%, 79% and 84% of revenue in 1994, 1993 and 1992, respectively, and represented, by category, the following percentages of revenue:

                             1994        1993        1992
                             ----        ----        ----
Full-High 8mm                 19%         46%         72%
Half-High 8mm                 47%         24%          3%
Stand-Alone 8mm                6%          6%          9%
4mm                            5%          2%          0%
Quarter-Inch                   1%          1%          0%
                             ----        ----        ----
TOTAL                         78%         79%         84%
                             ====        ====        ====

Announced Products
- ------------------
The Company has announced a number of new tape subsystem products, based upon 8mm, 4mm and quarter-inch technology.

     Announced 8mm Products; Mammoth
     -------------------------------
The Company has announced the Mammoth product, a next generation 5 1/4" half-high 8mm tape subsystem, with an announced uncompressed capacity of 20 gigabytes and a transfer rate of three megabytes per second. The announced Mammoth capacity and transfer rate will, typically, double with the successful application of data compression. Mammoth is targeted for application in the high-end workstation, midrange systems, network server and mainframe markets. The Company currently expects to commence commercial shipment of the Mammoth product in the second half of 1995, although there can be no assurance that the Company will succeed in meeting this schedule or that the product will achieve market acceptance. In particular, the timely introduction of the Mammoth product is dependent upon the Company's ability to successfully design and manufacture its own deck mechanism and other subsystem components as well as the availability of advanced media. See "Business--Research and Development" and "Business--Manufacturing." Any delay in the commercial availability of Mammoth would have a material adverse effect on the Company's result of operations and would adversely affect the Company's competitive position with respect to other product offerings.

     Announced 4mm Products
     ----------------------
The Company has announced 4mm products based upon the next generation of digital data storage technology ("DDS-2"). The EXB-4402 has an announced capacity double, and a transfer rate equal to, that of the current EXB-4200 product. Both the EXB-4402 and EXB-4402c, which includes data compression, are targeted for lower cost and lower performance applications. The EXB-4404, targeted for higher performance applications, has an announced capacity of four gigabytes and a transfer rate of 388 kilobytes/second, both of which would, typically, be doubled upon successful application of data compression. The Company currently expects to commence commercial shipment of the EXB-4402 and EXB-4402c in the second quarter of 1995 and the EXB-4404 in the second half of 1995, although there can be no assurance that the Company will succeed in meeting this schedule or that the products will achieve market acceptance.
In particular, these dates of expected availability of the announced 4mm products represent an approximate one year delay from the availability dates that were expected by the Company at the beginning of 1994. This delay has affected the Company's ability to compete in the market for 4mm products.
See "Business--Competition."

     Announced Quarter-Inch Products
     -------------------------------
The Company has announced the EXB-2502 and EXB-2502c as follow-on quarter-inch products. The EXB-2502 has an announced compressed capacity of two gigabytes and a transfer rate of 505 kilobytes per second. The EXB-2502c, incorporating data compression, has an announced capacity and transfer rate double that of the EXB-2502. The Company anticipates commercial shipment of the EXB-2502 and of the EXB-2502c in the second quarter of 1995, although there can be no assurance that the Company will succeed in meeting this schedule or that the products will achieve market acceptance.

The Company has also announced a quarter-inch product targeted for the lower-end desktop market. The EXB-1500, with an announced uncompressed capacity of 680 megabytes and a floppy interface, is designed for desktop applications. The Company expects to commence shipment of the EXB-1500 in the first half of 1995, although there can be no assurance that the Company will succeed in meeting this schedule or that the product will achieve market acceptance.

LIBRARIES

Current Library Products
- ------------------------
The Company offers a family of library subsystems which automate the storage and retrieval of substantial amounts of data. Each library subsystem incorporates one or more drive subsystems and multiple tape media cartridges. The EXB-120, for example, enables up to 116 tape cartridges to be selected, moved and loaded into any of four full-high 8mm tape subsystems. The accompanying table lists the Company's current library offering in terms of the technology, the form factor and the maximum number of drive subsystems as well as the number of tape media cartridges which may be incorporated in the library. The EXB-018 is the Company's first 4mm tape library offering and is designed to incorporate 4mm tape drive subsystems offered by the Company or by others.

                                  Drive        Max. #        Max. #
Product ("EXB-")   Technology   Form Factor   of Drives   of Cartridges
- ---------------    ----------   -----------   ---------   -------------
10/10i/10e         8mm          5 1/4" FH        1           10
120                8mm          5 1/4" FH        4           116
60                 8mm          5 1/4" FH        2           58
210                8mm          5 1/4" HH        2           10
440                8mm          5 1/4" HH        4           40
480                8mm          5 1/4" HH        4           80
10h                8mm          5 1/4" HH        1           10
018                4mm          3 1/2"           2           18
________________

FH --  Full-high
HH --  Half-high

Library products together accounted for 11%, 7% and 4% of revenue in 1994, 1993 and 1992, respectively.

Announced Library Product
- -------------------------
The Company has announced a 4mm tape library designed to incorporate the announced EXB-4402 tape drive subsystems. The announced EXB-218 4mm library is designed to incorporate up to two of the Company's announced EXB-4402 subsystems and 18 media cartridges. The Company anticipates commercial availability of the EXB-218 in the second quarter of 1995, although there can be no assurance that the Company will succeed in meeting this schedule or that the product will achieve market acceptance.

The Company's various product offerings provide differing levels of profit margin contribution to the Company's results of operations. Any shortfall in the sale of the Company's higher-margin products, such as its library offerings, would have a relatively greater impact on the Company's results of operations.

Exabyte periodically evaluates its current and announced products in terms of the changing needs of the market for such products. There can be no assurance that such evaluation will not result in the determination by the Company to discontinue the offer of any current or announced product. The discontinuance of one or more current or announced products may result in the write-off of inventory, tooling, and other assets associated with such discontinued products and such write-off could have material adverse effect on the Company's results of operations.

The Company currently expects to discontinue in 1995 the production and sale of the Company's entire line of 5 1/4" full-high tape subsystem and robotic libraries incorporating such tape subsystems. The discontinuance of the Company's full-high products is not expected to have a material adverse impact on the Company's results of operations.

CONSUMABLES

The Company distributes 8mm, 4mm and quarter-inch data cartridges as well as cleaning cartridges and data cartridge holders. The high-quality media, produced by one or more third parties, is available in different lengths to handle various data storage requirements. During 1994, 1993 and 1992, sales of consumables accounted for approximately 8% of sales in each year.

SERVICE

The Company provides repair services domestically at its headquarters in Boulder, Colorado and in Europe at its facility in Scotland. Service accounted for approximately 4%, 4% and 3% of revenue in 1994, 1993 and 1992, respectively. Customer service may also be provided by certain third party depots under contract with the Company.

MARKETING AND CUSTOMERS
- -----------------------
The Company markets its tape subsystems principally to OEMs, VARs, system integrators and distributors. The Company's initial sales of new products are often made directly through its own sales force and through distributors to VARs and system integrators, who are generally quicker to evaluate, integrate and adopt new technology. However, as a new product successfully completes the qualification process, OEM sales have generally represented an increasing proportion of sales of that product.

VARs and system integrators often use the Company's tape subsystems to upgrade various types of installed computer systems, including those manufactured by IBM, Sun Microsystems and Digital Equipment Corporation, to provide a more cost-effective tape backup solution. Some VARs package the Company's tape subsystems into a stand-alone enclosure containing a power supply and a printed circuit card with software for attachment to the end user's system. System integrators often combine the Company's products with other storage devices, such as single or multiple disk drives, to deliver a value-added storage subsystem solution. Direct sales to VARs and system integrators accounted for approximately 25%, 35% and 37% of sales in 1994, 1993 and 1992, respectively.

The Company's OEM customers incorporate the Company's drives as part of their system offerings. The Company often works with OEMs early in the product development cycle in order to have its tape subsystems designed into their computing systems. The sales cycle for OEM customers involves extensive product and system evaluation and integration and typically ranges from 6 to 18 months. An OEM sales cycle typically consists of general evaluation of the technology, qualification of the product specification, verification of product compliance with product specification, integration of the product into the customer's systems and announcement and volume shipment of the customer's systems. Exabyte's product shipments are linked to the development cycle and introduction to the OEM's new systems. Sales of all products to OEMs represented 40%, 41% and 45% of sales in 1994, 1993 and 1992, respectively.

The Company also markets its products through a number of distributors to OEMs, VARs, system integrators and end users. The various classes of the Company's distributors, including industrial, commercial and technical distributors as well as national resellers, provide differing levels of marketing, technical and sales support. As a result, the Company often supports its distributors by providing marketing and technical support directly to the distributors' customers, thereby incurring certain additional costs for such sales. Other costs and risks associated with the distribution business include various inventory price protections and stock rotation obligations undertaken by the Company. The distribution business is also characterized by relatively short order lead-times which limit the Company's ability to forecast sales to these customers. In 1993, the Company acquired the assets and business of the former Tallgrass Technologies Corporation to further the Company's effort to expand its distribution network. Sales to distributors accounted for approximately 35%, 24% and 18% of sales in 1994, 1993 and 1992, respectively.

The Company markets its products overseas directly to OEMs and VARs and through distributors to VARs, system integrators and end users. Each major international market addressed by the Company is served by distributors with rights to sell the Company's products in a country or group of countries. The Company has established a wholly-owned subsidiary in The Netherlands to provide sales and technical support throughout Europe. The Company has also established a wholly-owned subsidiary in Scotland for the purpose of providing product repair services to European customers as well as manufacturing certain of the Company's products. See "Business--Manufacturing." Several of the Company's independent overseas distributors provide repair services directly or through their affiliates.

Direct international sales accounted for approximately 27%, 18% and 18% of sales in 1994, 1993 and 1992, respectively. See Note 1 to the Company's Consolidated Financial Statements. In addition, many of the Company's domestic customers ship a significant portion of the Company's purchased products to their customers overseas. Currently a small percentage of sales of the Company's products are denominated in local currency and may thus be directly affected by foreign exchange rate fluctuations. In addition, changes in the foreign exchange rates may adversely affect the volume of sales denominated in U.S. dollars to overseas customers as such an exchange rate movement would impact local currency pricing. The Company's sales are also subject to risks common to export activities, including government regulation, tariffs and import restrictions. The Company's international sales must be licensed by the Office of Export Administration of the U.S. Department of Commerce. To date, the Company has experienced no material difficulties in obtaining export licenses.

Kubota Corporation ("Kubota") and its affiliate, Nippon Systemhouse Co. Ltd. ("NSH"), have an exclusive right to market the EXB-8200 and the EXB-8500 in Japan and a non-exclusive right to market those products in the remainder of the Far East, Southeast Asia, Australia and New Zealand. The Company receives royalties on sales of these products by Kubota or NSH. Kubota and NSH also have certain rights to market other products of the Company in these territories.

IBM accounted for approximately 17%, 16% and 16% of sales in 1994, 1993 and 1992, respectively. Sun Microsystems accounted for approximately 10% of sales during each of 1993 and 1992. No other customer accounted for 10% or more of sales for any year during the three-year period ending December
31, 1994. In addition, during 1994, the Company's three largest customers accounted for an aggregate of 29% of the Company's sales. These customers are not required to purchase a minimum quantity of the Company's products and may cancel or reschedule orders without significant penalty. The loss of one or more of these customers or substantial cancellations by these customers could have a material adverse effect on the Company's results of operations. Significant rescheduling or deferrals of orders by any of these customers could cause substantial fluctuation in the Company's quarterly results. In addition, the Company's agreements with certain of its customers contain most favored customer provisions which have resulted in the past, and may result in the future, in price reductions or future pricing credits for such customers.

The Company believes that the demand for its tape subsystems and libraries is substantially dependent upon the demand for workstations, midrange computer systems, networks and personal computers. These markets are characterized by market patterns, which may or may not be discernible by the Company, and a slowdown in the demand for such products could have a material effect on the demand for the Company's products in any given period. In addition, the Company's OEM, VAR and distributor customers may cancel or delay purchase orders for a variety of reasons, including rescheduling of new product introductions, changes in their inventory practices or forecasted demand, general economic conditions affecting the computer market, quality or reliability problems related to the Company's products, or selection of competitive tape subsystem manufacturers as alternate sources of supply. Inaccuracies in demand forecasts in the environment in which the Company operates can quickly result in either insufficient or excessive inventories and disproportionate overhead expenses. The Company has experienced delays in receipt of purchase orders and, on occasion, anticipated purchase orders have been rescheduled or have not materialized due to changes in customer requirements. In particular, any weakness in demand in the distribution and VAR channels, which generally represent higher-margin sales, tends to have a relatively greater impact on profitability and could have a material adverse effect on the Company's results of operations.

MANUFACTURING
- -------------
Exabyte's manufacturing strategy relies upon key vendor relationships. The Company believes that this strategy has provided it with significant financial leverage by reducing its capital asset and inventory requirements.

The announced Mammoth product incorporates a mechanical deck that the Company currently expects will be manufactured by the Company, rather than be purchased from Sony or from another third party. The Company's manufacturing experience in the past has been largely limited to the assembly and testing of purchased components, and the Company has had limited experience in other phases of manufacturing. In particular, the Company has had only limited experience in the manufacture of mechanical decks and there can be no assurance that the Company will be able to manufacture products in commercial quantities at commercially acceptable cost. Any inability by the Company to manufacture the Mammoth product in the required volumes and at commercially acceptable cost would materially impair the Company's competitive position and the ability of the Company to achieve a profitable return on the Mammoth product and accordingly would have a material adverse effect on the Company's results of operations. In addition, the manufacture of Mammoth may require the Company to increase its capital assets and inventory requirements significantly, which could adversely affect the Company's financial leverage.

The Company currently manufactures its 8mm, quarter-inch and library products and configures its 4mm products at its facility in Boulder, Colorado. The Company also manufactures or expects to manufacture certain of its products at its facility in Falkirk, Scotland. In addition, the Company's Scottish operation configures generic units of the Company's other product lines to meet customer-specific requirements for its European customers. The Company expects to significantly increase the size of its facility, as well as its capital asset and inventory base, in Scotland to accommodate the Company's expected increase in its manufacturing requirements there.

The Company has contracts with third parties to manufacture certain of the Company's products. The Company's 4mm products are currently manufactured for the Company by Solectron at Solectron's facility in Penang, Malaysia. The Company currently anticipates that some or all of the Company's quarter-inch products will be manufactured for the Company by CAM Technology Center P.T.E., Ltd. at CAM's facility in Singapore or elsewhere. The manufacture of the Company's products by third parties may impair the Company's ability to establish and maintain adequate product manufacturing design standards or otherwise to achieve necessary product quality levels. The risks associated with the transfer of product manufacturing to those or other third parties are particularly pronounced in the early stages of the manufacture of the product. A number of the Company's third party manufacturing programs involve such early-stage manufacturing.

The inability of Exabyte to maintain cost-effective volume production of high-quality products and to introduce announced products would have a material adverse effect on the Company's results of operations. Exabyte employs just-in-time manufacturing techniques with an emphasis on flexibility and continuous flow. These techniques depend upon uninterrupted access to high-quality components in required volumes and at competitive prices. Many of these components, manufactured to the Company's specifications, are acquired from sole sources. The principal custom components for the Company's current tape subsystems are the 8mm tape decks and 4mm drum assemblies supplied by Sony, circuit boards from Solectron and semiconductor circuits from various suppliers. The Company has not executed master purchase agreements with many of its sole-source vendors and conducts business with those vendors on a purchase order basis. The Company's reliance on these and other sole-source vendors involves several risks, including the possibility of a shortage of certain key components and reduced control over delivery schedules, manufacturing yields, quality and costs. The Company has, on occasion, experienced problems with the quality of and interruptions in the supply of sole-source components. To date, no such quality problems or interruptions have had a material effect on the Company's results of operations. In the event of yield, quality, delivery, supply or availability problems with any of these vendors in the future, however, the Company could be forced to delay shipments of its current products or the introduction of announced products, which could have a material adverse effect on the Company's results of operations.

In addition, the Company's ability to maintain its current product offerings and to introduce its announced product offerings depends upon access to high-quality tape media which is produced by a small number of vendors, including Sony and 3M. The future introduction of several announced products, including Mammoth, is dependent upon the availability of certain advanced tape media which is currently under development by Sony. In the event such advanced tape media is not available, the Company could be forced to delay or cancel the introduction of announced products, which could have a material adverse effect on the Company's results of operations. See "Business--Risk Factors-Dependence on Key Vendors; Sony."

The Company generally offers, depending upon product type, either a one-year or two-year warranty on its products. The Company reserves for future warranty expenses based on field experience.

SONY TAPE DECK AGREEMENTS

Sony has been the Company's sole supplier of the tape deck for the Company's 8mm tape subsystems since the commencement of product shipments in 1987.
The tape decks incorporated in the Company's 8mm products are customized to meet the Company's specifications for data storage applications. The Company and its wholly-owned Japanese subsidiary, Nihon Exabyte Corporation, entered into a supply agreement with Sony providing for the supply by Sony of the customized tape decks for the Company's full-high 8mm products. Effective January 1, 1992, the same parties entered into a separate agreement for the supply by Sony of jointly-developed decks for incorporation into the Company's half-high 8mm products. The supply agreement for the Company's half-high products provides that Sony will not sell to third parties certain jointly-developed components. However, neither of the above supply agreements provides the Company with rights to preclude Sony from selling to third parties similar products or from incorporating such products into Sony's own 8mm product offerings. Further, the half-high supply agreement, as amended, currently expires in March 1998, subject to automatic renewal on an annual basis unless terminated by either party upon 180 days' written notice. There can be no assurance that either of the supply agreements will continue beyond the current term or that prices will remain at their current levels during the current term of the agreement or thereafter. Sony's competitive position may adversely affect the Company's ability to procure 8mm mechanical decks at required volumes and at competitive prices. See "Business--Competition." While there are other manufacturers of 8mm decks, the customization effort required to make these decks suitable for the Company's products would require many months of effort. There can be no assurance that such effort would be successful or, even if successful, that it would not result in a significant delay in the ability of the Company to ship its products.

KUBOTA MANUFACTURING AGREEMENT

Pursuant to agreements entered into in 1987 and renewed and amended in December 1991 among the Company, Kubota and its affiliate, NSH, Kubota was granted the exclusive right to manufacture the full-high 8mm products in the Far East, Southeast Asia, Australia and New Zealand. The Company does not believe Kubota is currently manufacturing full-high 8mm products.

FOREIGN EXCHANGE AND IMPORT RESTRICTIONS
- ----------------------------------------
Because many of the Company's key components, as well as certain of the Company's products, are currently manufactured in Japan, Germany, Malaysia and Singapore, the Company's results of operations may be materially affected by fluctuations in currency exchange rates. A substantial portion of the Company's products incorporate subassemblies and components purchased from Japanese or other overseas suppliers, with such purchases denominated in yen or another foreign currency. The Company may enter into foreign currency forward contracts which it uses to hedge the purchase of certain inventory components from Japanese or other overseas suppliers. See

Note 1 to the Company's Consolidated Financial Statements. The Company may additionally enter into contractual arrangements with its overseas suppliers providing the Company with some limited sharing with such suppliers of foreign exchange rate risks. The Company's international procurement is also subject to certain other risks common to foreign operations in general, including government regulation and import restrictions. In particular, an adverse foreign exchange movement of the U.S. dollar versus Japanese yen or other currency or the imposition of import restrictions or tariffs by the United States government on products or components shipped from Japan or from another country could have a material adverse effect on the Company's results of operations. In addition, because of the Company's use of components produced overseas, the sale of the Company's products to domestic federal or state agencies may be restricted by limitations imposed by the Buy American Act or the Trade Agreement Act.

The functional currency applicable to the Company's subsidiaries located in Scotland, Germany, Japan and other foreign countries is deemed to be the U.S. dollar. See Note 1 to the Company's Consolidated Financial Statements. As a result, the translation of the local currency assets and liabilities of such subsidiaries will be affected by foreign exchange rate movement between the U.S. dollar and the respective local currency and could have a material impact on the Company's results of operations. In addition, the Company's foreign operations are subject to the risks generally applicable to the conduct of business in such countries.

RESEARCH AND DEVELOPMENT
- ------------------------
The Company participates in an industry that is subject to rapid technological change. The Company believes that its future success will depend upon its ability to extend its technology and continue to develop highly reliable tape subsystems with competitive price performance characteristics. The Company's research and development efforts are principally directed toward the development of new products with improved price performance characteristics. In addition, the Company is engaged in the ongoing enhancement of its current products.

To date, most of the Company's sales have been derived from products based on 8mm technology. There can be no assurance that other companies do not have or will not develop technologies which are equivalent or superior to the Company's technology or which render the Company's products obsolete or non-competitive. Accordingly, Exabyte's ability to compete successfully depends upon continued enhancements of its existing products and the development on a timely basis of new products that meet the changing needs of users. The Company has experienced delays from time to time in completing product development efforts in accordance with internal development schedules and, in the future, may encounter difficulties that could delay or prevent product development.

A significant portion of the Company's research and development is directed at the introduction of the announced 8mm Mammoth product. See "Business-- Business Strategy and Products." The announced Mammoth product incorporates a mechanical deck assembly to be designed and developed by the Company. The Company has never before undertaken the design, development or manufacture of an 8mm mechanical deck assembly and thus may experience delays in the development or manufacturing effort. The announced Mammoth product also requires the successful development of a number of critical supporting components. Among the critical components necessary for the successful development of the Mammoth product are head scanner drum assemblies. The development of the scanner assembly had been undertaken by a division of

Grundig A.G. under contract with the Company. In October 1994, the Company acquired that division from Grundig A.G. See Note 10 to the Company's Consolidated Financial Statements. The Company now operates the acquired division as a wholly-owned subsidiary, named Exabyte Magnetics GmbH.
Other critical components necessary for the successful development and production of the Mammoth product include, without limitation, advanced integrated circuits and dual motor reel heads. The Company has engaged a number of third parties, including, without limitation, Philips and AT&T to develop several critical components of the announced Mammoth product. In addition, the successful introduction of Mammoth requires the availability of advanced tape media. See "Business--Manufacturing." There can be no assurance that the development by the Company or by such third parties of the Mammoth product will be successful or, if successful, will be completed on a timely basis. The inability to design, develop and introduce the Mammoth product or other competitive new products on a timely basis would have a material adverse effect on the Company's results of operations and would adversely affect the Company's competitive position with respect to other product offerings.

The Company's research and development expenses were approximately $33.6 million, $31.6 million and $22.9 million in 1994, 1993 and 1992, respectively. All of the Company's research and development costs are expensed as incurred. The Company's engineering organization consisted of 253 persons as of January 30, 1995.

COMPETITION
- -----------
The tape storage market is intensely competitive and subject to rapid technological change, as a number of manufacturers of alternative tape technologies compete for a limited number of customers. Competition has in the past resulted and is expected in the future to result in price erosion with respect to the Company's products. The Company will face more significant competitive challenges in the future in the form of loss of business, pricing pressure and otherwise.

The Company believes that the principal competitive factors in this market are storage capacity, data transfer rate, form factor, price, product quality and reliability, timing of new product introductions, volume availability, and customer support. Numerous companies are engaged in the research, development and commercialization of data storage products, including certain computer manufacturers that incorporate their own tape storage products in their systems, such as IBM and Hewlett-Packard. Some of the Company's current and potential competitors have significantly greater financial, technical and marketing resources than those of the Company. The industry has experienced a number of consolidations, such as the acquisition of Archive Corporation by Conner Peripherals and of Colorado Memory Systems by Hewlett-Packard, which have increased and may continue to increase the competitive pressures on the Company. While the Company believes that it is currently the only manufacturer of 8mm tape subsystems for data storage applications, the Company believes it is possible that Sony may introduce a competitive 8mm tape drive. See "Risk Factors--Dependence on Key Vendors; Sony." In addition, there can be no assurance that other companies will not enter the 8mm market in the future.

To date, the Company's principal competition in the tape subsystem market has come from companies offering 4mm products using helical scan technology, as well as products based on conventional tape technologies that record on parallel tracks, such as quarter-inch and half-inch cartridge tape products. The 4mm products typically offer the advantages of lower price and smaller size, making 4mm products more readily adaptable to computing systems using smaller form factors. As a result, the Company's 8mm products have experienced competition from 4mm-based products principally in the low-end file server and workstation markets. In 1994, several competitors introduced 4mm products based upon DDS-2, the next generation of 4mm technology, which has narrowed the performance advantage of the Company's 8mm products over that of the 4mm competitive offerings and has significantly increased competition. In addition, the Company's 4mm products compete directly with the 4mm offerings of other vendors, including Conner Peripherals, Hewlett-Packard and Rexon.
The Company's delay in the introduction of a 4mm product based upon DDS-2 technology has materially impacted its ability to compete with these offerings. In addition, Sony, one of the Company's key suppliers, currently offers a competitive tape storage product based on 4mm technology. There can be no assurance that Sony's current efforts to produce and market competitive products will not adversely affect Sony's supply of 8mm tape decks and advanced tape media to the Company. See "Business--Manufacturing--Sony Tape Deck Agreements."

At the low end of the market, the Company's quarter-inch products compete directly with the quarter-inch products manufactured by Conner Peripherals, Hewlett-Packard, Tandberg, Iomega and Rexon. In addition, 3M, the owner of the basic quarter-inch technology, devotes substantial resources to the development of further enhancements to quarter-inch products. The Company's 8mm and 4mm products also currently compete at the low end of the tape storage market with products using conventional tape technologies, such as quarter-inch products. Quarter-inch technology typically offers the advantage over 8mm and 4mm products of low price as well as compatibility of new products with the large installed base of earlier generation quarter-inch products. As a result, quarter-inch drives have often been used to store data for desktop personal computers and networks. While the Company's 8mm products have historically had a capacity advantage over available products based on quarter-inch technologies, several vendors of quarter-inch based products have announced tape storage products with increased transfer rates and capacities of up to 13 gigabytes and may announce tape storage products with even greater capacities. If these higher capacity products are successfully introduced, they could represent a more significant competitive challenge to the Company.

The Company also currently competes at the high end of its product line with half-inch cartridge products. Such half-inch products offer significantly higher capacity and data transfer rates than the Company's products. In particular, the half-inch DLT technology, offered by Quantum, represents a competitive threat to the Company's 8mm product line. Among the competitors currently offering other half-inch cartridge products are Fujitsu, IBM, Overland Data and StorageTek. In addition, other competitors may enter the half-inch market in the future.

Significant competition could also develop from companies offering erasable and non-erasable optical disks. In addition, other companies may introduce in the future competitive storage subsystems based upon new technologies.

The Company's family of library products competes at the low end with 4mm library products offered by Adic, Conner Peripherals, Qualstar and Hewlett-Packard, at the midrange segment with products offered by IBM, Spectra Logic and StorageTek, and at the high end with libraries offered by DEC, IBM, Odetics and StorageTek. The Company may face significant competitive challenges in the library market in the form of pricing pressure, loss of business and otherwise. The Company's library offerings currently represent higher-margin business to the Company and, as such, any shortfall in the sale of these products would have a relatively greater impact on the Company's results of operations.

PATENTS AND LICENSES
- --------------------
The Company relies on a combination of patents, copyright and trade secret protection, non-disclosure agreements and licensing arrangements to establish and protect its proprietary rights. The Company owns 27 United States patents relating to technologies and certain aspects of the Company's tape subsystems and robotic tape libraries and has taken steps to establish certain protection in Japan and Europe. In addition, the Company has a number of patent applications pending in the United States and intends to file additional applications for patents covering its products. There can be no assurance that patents will issue from any of these pending applications or, if patents do issue, that any claims allowed will be sufficiently broad to protect the Company's technology. In addition, there can be no assurance that any patents that may be issued to the Company will not be challenged, invalidated or circumvented, or that any rights granted thereunder would provide proprietary protection to the Company. Although the Company continues to implement protective measures and intends to defend its proprietary rights, policing unauthorized use of the Company's technology or products is difficult and there can be no assurance that these measures will be successful. In addition, the laws of certain foreign countries may not protect the Company's proprietary rights to the same extent as do the laws of the United States.

The Company believes that, because of the rapid pace of technological change in the tape storage industry, patent and trade secret protection are less significant than factors such as the knowledge, ability and experience of the Company's personnel, new product introductions and frequent product enhancements.

The Company has received, and may receive in the future, communications from third parties asserting that the Company's products infringe the proprietary rights of third parties or seeking indemnification against such infringement. There can be no assurance that any of these claims will not result in protracted and costly litigation. While it may be necessary or desirable in the future to obtain licenses relating to one or more of its products or relating to current or future technologies, there can be no assurance that the Company will be able to do so on commercially reasonable terms. The inability to obtain any required license or to obtain such license on commercially reasonable terms could have a material adverse effect on the Company's results of operations. The Company is currently in discussion with IBM regarding the extent, if any, of the Company's financial obligations under the Company's license from IBM of IBM's IDRC, a data compression algorithm.
IBM may assert that the Company has a substantial payment obligation under such license. While it is the Company's position that no material payments are due to IBM under the license, there can be no assurance that the Company's position will ultimately prevail, in which case there could be a payment obligation by the Company which could have a material adverse effect on the Company's results of operations.

The manufacture of the Company's products by third parties under contract with the Company is based in part on technology that the Company believes to be proprietary. See "Business--Manufacturing." Exabyte may license this technology to contract manufacturers to enable them to manufacture products for the Company. There can be no assurance that such manufacturers will abide by any use limitations or confidentiality restrictions in licenses with the Company. In addition, any such manufacturer may develop process technology related to the manufacture of the Company's products which it owns independently or jointly with the Company, which would increase the Company's reliance on such manufacturer or require the Company to obtain a license from such manufacturer in order to have its products manufactured. There can be no assurance that such license, if required, would be available on terms acceptable to the Company, if at all. The Company and Sony have entered into certain joint development agreements with respect to tape decks and tape deck subassemblies. Under these agreements, the Company and Sony have joint ownership of certain technology related to these decks and subassemblies. See "Business--Research and Development."

The Company has granted certain manufacturing and marketing licenses and rights to Kubota and NSH with respect to certain of the Company's products. See "Business--Manufacturing--Kubota Manufacturing Agreement" and "Business--Marketing and Customers." In addition, the Company has granted manufacturing licenses to certain customers which enable them to manufacture and sell the Company's products upon the occurrence of certain events, including the failure of the Company to perform its supply obligations.

BACKLOG
- -------
The Company's backlog as of December 31, 1994 and January 1, 1994 totaled approximately $29.5 million and $37.0 million, respectively. The Company's customers typically execute master purchase contracts with the Company.
These agreements generally do not require the customer to purchase minimum quantities of the Company's products. Backlog consists of purchase orders for which a delivery schedule within six months has been specified by the customer. Lead times for the release of purchase orders depend upon the scheduling practices of each customer, and the Company anticipates that the rate of new orders will vary significantly from month to month. In addition, the Company's actual shipments depend upon its production capacity and component availability. Customers may cancel or reschedule orders without significant penalty. For these reasons, the Company's backlog as of any particular date may not be indicative of the Company's actual sales for any succeeding fiscal period.

EMPLOYEES
- ---------
As of January 30, 1995, the Company had 1,113 full-time employees and 137 temporary or part-time employees for a total of 1,250 employees. Of the Company's total employees, 253 were employed in engineering, 226 in sales, marketing and technical support, 626 in manufacturing and service, and 145 in finance and administration. None of the Company's employees is represented by a labor union although Exabyte Magnetics GmbH is subject to an organized Works Council. In addition, the Company has experienced no work stoppages and believes that its employee relations are good.

The Company's success depends to a significant extent upon the ability to attract, retain and motivate key engineering, marketing, sales, manufacturing, support and executive personnel.

Item 2.
PROPERTIES

The Company's corporate offices, research and development and manufacturing facilities are located in Boulder, Colorado, in leased buildings aggregating approximately 370,000 square feet. The lease terms on these facilities expire on various dates ranging from October 1995 to September 2004. The Company believes that additional space will be available if needed for further expansion. The Company also leases approximately 19,000 square feet in San

Jose, California, 13,500 square feet in Ann Arbor, Michigan, and 20,500 square feet in Lenexa, Kansas.

The Company also leases a research and development office in Feurth (Germany); a procurement office in Tokyo (Japan); a service and manufacturing facility in Falkirk (Scotland); sales and support offices in Houten (The Netherlands); Woodbridge, Ontario (Canada); Paris (France); Gwynedd (United Kingdom); Frankfurt (Germany); Shanghai (China); and Singapore; and domestic sales and support offices in Campbell and Mission Viejo, California; Tampa, Florida; Oak Brook, Illinois; Lenexa, Kansas; Annapolis, Maryland; North Andover and Walpole, Massachusetts; Montclair, New Jersey; Huntersville, North Carolina; Beaverton, Oregon; Dallas and Houston, Texas.

Item 3.
LEGAL PROCEEDINGS

There are no material legal proceedings against the Company.

Item 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Inapplicable.

EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the Company and their ages as of March 15, 1995 are as follows:

Peter D. Behrendt(1)        56      Chairman of the Board of Directors,
                                      President and Chief Executive Officer
Mark W. Canright            44      Senior Vice President of Worldwide
                                      Sales and Marketing
William L. Marriner         42      Executive Vice President, Finance and
                                      Administration, Chief Financial Officer
                                      and Treasurer
David L. Riegel             57      Executive Vice President of Operations and
                                      Chief Operating Officer

(1) Member of the Stock Option Committee of the Board of Directors.

Mr. Peter D. Behrendt joined the Company as President, Chief Operating Officer and a director in July 1987 and has served as the Company's Chief Executive Officer since July 1990 and as the Company's Chairman of the Board since January 1992. Prior to joining the Company, Mr. Behrendt held various executive positions during 26 years with IBM, including director of Quality and Product Assurance for the Information Systems and Communications Group as well as Product Manager of the electronic typewriter business, and was responsible for product and business planning for IBM's tape and disk offerings.

Mr. William L. Marriner joined the Company in March 1987 as Vice President, Finance and Administration and Chief Financial Officer and has served as Treasurer since July 1990, Senior Vice President since July 1991 and Executive Vice President since December 1994. Mr. Marriner served as Secretary from July 1989 to February 1995. Prior to joining the Company, Mr. Marriner held various positions at StorageTek from 1978 to 1987, including Vice President of Pacific and Latin American Operations, Manager of Business Planning and Administration for International Operations, and Assistant to the President.

Mr. Mark W. Canright joined Exabyte in 1987 as Western Region Sales Manager and was promoted to Western Region Director in 1990, Vice President of North American Sales in January 1992, Vice President of Worldwide Sales and Support in July 1992 and Vice President of Worldwide Sales and Marketing in January 1993. Mr. Canright has held the position of Senior Vice President of Worldwide Sales and Marketing since January 1994. Prior to joining the Company, Mr. Canright held various sales management positions at the Burroughs Corporation, Data General and Convergent Technologies.

Mr. David L. Riegel joined the Company in November 1992 as Senior Vice President of 8mm Operations. He became Senior Vice President of Operations in July 1993 and has served as Executive Vice President and Chief Operating Officer since December 1994. Prior to joining the Company, Mr. Riegel was President and CEO of Bolder Technologies Corp. (previously Bolder Battery), a venture-funded development stage company from May 1992 until November 1992. Mr. Riegel served as President and CEO of PrairieTek Corp., a disk drive manufacturer, from July 1990 until November 1992. PrairieTek Corp. filed for protection under the Federal bankruptcy laws in August 1991. Mr. Riegel previously served as the Vice President of Component Operations for Imprimus Technology, a subsidiary of Control Data Corporation, from September 1987 until October 1989.

Executive officers serve at the discretion of the Board. There are no family relationships among any of the directors and officers.

PART II

Item 5.
MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

The Company's Common Stock is traded in the over-the-counter market and quoted in the National Market System of the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the symbol EXBT. The following table shows, for the calendar quarters indicated, the high and low closing prices of the Company's Common Stock as reported on the NASDAQ National Market System.


Calendar Year                                      High               Low
- -------------                                     -----              -----

1993
First Quarter................................      18-1/8            12-1/8
Second Quarter...............................      16-1/4             9-1/8
Third Quarter................................      10-3/4             8-1/8
Fourth Quarter...............................      18-1/8            10-3/8

1994
First Quarter................................      22-3/8            16-7/8
Second Quarter...............................      20-3/8            14-1/8
Third Quarter................................      21-1/8            14-1/8
Fourth Quarter...............................     23-5/16            17-3/8

1995
First Quarter (through March 10, 1995).......      20-7/8              17

At March 10, 1995, the Company had 813 holders of record of its Common Stock. The Company has never paid cash dividends on its Common Stock. In addition, the Company's bank line of credit prohibits the payment of dividends without prior bank approval. The Company presently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.

Item 6.
SELECTED FINANCIAL DATA
(In thousands, except per share amounts)

The selected financial data set forth below with respect to the Company's consolidated statements of operations for the fiscal years ended December 31, 1994, January 1, 1994, January 2, 1993, December 28, 1991 and December 29, 1990 and with respect to the consolidated balance sheets as of December 31, 1994, January 1, 1994, January 2, 1993, December 28, 1991 and December 29, 1990 are derived from consolidated financial statements audited by Price Waterhouse LLP, independent accountants. The consolidated financial statements for the years ended December 31, 1994, January 1, 1994 and January 2, 1993 are included elsewhere in this report on Form 10-K and the selected financial data shown below are qualified by reference to such financial statements.

                                                                          Fiscal Years Ended
                                                     Dec. 31,     Jan. 1,    Jan. 2,     Dec. 28,    Dec. 29,
Consolidated Statement of Operations Data:             1994        1994       1993         1991       1990
- ------------------------------------------            -------    -------     -------      -------    -------
Net sales....................................        $381,844    $310,295    $287,444    $234,052    $170,286
Cost of goods sold...........................         257,365     219,053     183,380     139,751      96,915
                                                     --------    --------    --------    --------    --------
Gross profit.................................         124,479      91,242     104,064      94,301      73,371
Operating Expenses
     Selling, general and administrative.....          42,560      37,169      30,790      24,704      18,716
     Research and development................          33,586      31,648      22,896      21,101      14,142
     Purchased research and development(1)...           2,597          --      13,469          --          --
                                                     --------    --------    --------    --------    --------
Income from operations.......................          45,736      22,425      36,909      48,496      40,513
Other income, net............................           2,069       1,507       1,954       1,751       2,344
                                                     --------    --------    --------    --------    --------
Income before income taxes...................          47,805      23,932      38,863      50,247      42,857
Provision for income taxes...................         (15,400)     (7,750)    (18,369)    (18,050)    (15,254)
                                                     --------    --------    --------    --------    --------
Net income...................................         $32,405     $16,182     $20,494     $32,197     $27,603
                                                     ========    ========    ========    ========    ========
Net income per share.........................           $1.48       $0.76       $0.95       $1.51       $1.32
                                                     ========    ========    ========    ========    ========
Common and common equivalent shares used in
     the calculation of net income per
     share(2)................................          21,965      21,399      21,612      21,323      20,933
Consolidated Balance Sheet Data:
- -------------------------------
Working Capital..............................        $157,978    $129,693    $112,688    $ 96,879    $ 63,983
Total Assets.................................         242,765     197,307     183,066     149,940     100,927
Obligations under capital leases, excluding
     current portion.........................             237         454         495         143         216
Stockholders' equity.........................         196,907     158,535     140,260     112,123      75,210

(1) See Note 10 of Notes to Consolidated Financial Statements for an explanation of the accounting for the R-Byte Inc. and Grundig Data Scanner GmbH acquisitions.
(2) See Note 1 of Notes to Consolidated Financial Statements for an explanation of the determination of shares used in computing net income per share.

Quarterly Results of Operations
- -------------------------------
The following table sets forth unaudited operating results for each quarter of fiscal 1994 and fiscal 1993. This information has been prepared on the same basis as the audited financial statements and, in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement thereof. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                              Quarters Ended (Unaudited)
                                                     Dec. 31,    Oct. 1,    Jul. 2,    Apr. 2,
                                                       1994       1994       1994        1994
                                                     -------    -------     -------    -------
                                                      (In thousands, except per share amounts)
Net sales..............................              $103,268    $99,001    $92,681    $86,894
Cost of goods sold.....................                68,535     66,443     62,863     59,524
                                                     --------    -------    -------    -------
Gross profit...........................                34,733     32,558     29,818     27,370

Selling, general and administrative....                11,950     10,646     10,552      9,412
Research and development...............                 9,165      8,671      8,133      7,617
Purchased research and development.....                 2,597         --         --         --
                                                     --------    -------    -------    -------
Income from operations.................                11,021     13,241     11,133     10,341
Other income(expense), net.............                   471        485        485        628
                                                     --------    -------    -------    -------
Income before income taxes.............                11,492     13,726     11,618     10,969
Provision for income taxes.............                (2,328)    (4,941)    (4,182)    (3,949)
                                                     --------    -------    -------    -------
Net income.............................               $ 9,164    $ 8,785    $ 7,436    $ 7,020
                                                     ========    =======    =======    =======
Net income per share...................                 $0.41      $0.40      $0.34      $0.32
                                                     ========    =======    =======    =======

                                                             As a Percentage of Net Sales
Net sales                                               100.0%     100.0%     100.0%     100.0%
Cost of goods sold                                       66.4       67.1       67.8       68.5
                                                     --------    -------    -------    -------
Gross margin...........................                  33.6       32.9       32.2       31.5

Selling, general and administrative....                  11.5       10.7       11.4       10.8
Research and development...............                   8.9        8.8        8.8        8.8
Purchased research and development.....                   2.5         --         --         --
                                                     --------    -------    -------    -------
Income from operations.................                  10.7       13.4       12.0       11.9
Other income(expense), net.............                   0.5        0.5        0.5        0.7
                                                     --------    -------    -------    -------
Income before income taxes.............                  11.2       13.9       12.5       12.6
Provision for income taxes.............                  (2.3)      (5.0)      (4.5)      (4.5)
                                                     --------    -------    -------    -------
Net income.............................                   8.9%       8.9%       8.0%       8.1%
                                                     ========    =======    =======    =======

                                                            Quarters Ended (Unaudited)
                                                      Jan. 1,    Oct. 2,    Jul. 3,    Apr. 3,
                                                       1994       1993       1993        1993
                                                     -------    -------     -------    -------
                                                      (In thousands, except per share amounts)
Net sales..............................               $83,185    $75,141    $75,763    $76,206
Cost of goods sold.....................                56,536     54,784     56,002     51,731
                                                     --------    -------    -------    -------
Gross profit...........................                26,649     20,357     19,761     24,475

Selling, general and administrative....                10,528      8,925      9,316      8,400
Research and development...............                 8,261      7,674      8,135      7,578
Purchased research and development.....                    --         --         --         --
                                                     --------    -------    -------    -------
Income from operations.................                 7,860      3,758      2,310      8,497
Other income(expense), net.............                   552        (98)       233        820
                                                     --------    -------    -------    -------
Income before income taxes.............                 8,412      3,660      2,543      9,317
Provision for income taxes.............                (2,473)    (1,039)      (933)    (3,305)
                                                     --------    -------    -------    -------
Net income.............................               $ 5,939    $ 2,621    $ 1,610    $ 6,012
                                                     ========    =======    =======    =======
Net income per share...................                 $0.28      $0.12      $0.08      $0.28
                                                     ========    =======    =======    =======

                                                             As a Percentage of Net Sales
Net sales..............................                 100.0%     100.0%     100.0%     100.0%
Cost of goods sold.....................                  68.0       72.9       73.9       67.9
                                                     --------    -------    -------    -------
Gross margin...........................                  32.0       27.1       26.1       32.1

Selling, general and administrative....                  12.7       11.9       12.4       11.0
Research and development...............                   9.9       10.2       10.7        9.9
Purchased research and development.....                    --         --         --         --
                                                     --------    -------    -------    -------
Income from operations.................                   9.4        5.0        3.0       11.2
Other income(expense), net.............                   0.7       (0.1)       0.3        1.0
                                                     --------    -------    -------    -------
Income before income taxes.............                  10.1        4.9        3.3       12.2
Provision for income taxes.............                  (3.0)      (1.4)      (1.2)      (4.3)
                                                     --------    -------    -------    -------
Net income.............................                   7.1%       3.5%       2.1%       7.9%
                                                     ========    =======    =======    =======


Item 7.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.

FISCAL YEAR 1994 COMPARED TO 1993
- ---------------------------------

The following table sets forth items in the Exabyte Corporation and Subsidiaries (the "Company") Consolidated Statements of Operations for the three years ended December 31, 1994, January 1, 1994, and January 2, 1993, as a percentage of net sales.

                                                                   Fiscal  Years
                                                      1994              1993              1992
                                                     -----             -----             -----
Net sales...................................         100.0%            100.0%            100.0%
Cost of goods sold..........................          67.4              70.6              63.8
                                                     -----             -----             -----
Gross margin................................          32.6              29.4              36.2

Operating expenses:
  Selling, general and administrative.......          11.1              12.0              10.7
  Research and development..................           8.8              10.2               8.0
  Purchased research and development........           0.7                --               4.7
                                                     -----             -----             -----
Income from operations......................          12.0               7.2              12.8
Other income, net...........................           0.5               0.5               0.7
                                                     -----             -----             -----
Income before income taxes..................          12.5               7.7              13.5
Provision for income taxes..................          (4.0)             (2.5)             (6.4)
                                                     -----             -----             -----
Net income..................................           8.5%              5.2%              7.1%
                                                     =====             =====             =====

The Company's net sales of $381.8 million for fiscal 1994 increased 23% from` net sales of $310.3 million for 1993. This sales growth was primarily the result of increases in the unit shipments of 8mm half-high drives, 4mm drives, quarter-inch drives and libraries. Partially offsetting these increases was a reduction in the unit volume shipments of 8mm full-high drives as well as decreases in the average selling prices of all products.

During 1994, sales of the half-high EXB-8505 product increased to 43% of sales from 22% in 1993. Sales of full-high products, the EXB-8200 and EXB-8500, decreased to 5% and 14% of sales, respectively, from 14% and 32% in 1993. The decreased sales of full-high products reflect shifting customer demand to the Company's half-high products. This shift is expected to continue through fiscal 1995. Product sales as a percentage of total net sales for the three-year period ending December 31, 1994, are set forth in the following table:

Product Mix Table
(As a percentage of net sales)

                                                        Fiscal Years
                                         1994               1993               1992
                                         -----              -----              -----
8mm products:
  EXB-8200.......................          5.1%              14.3%              37.0%
  EXB-8500.......................         13.6               32.2               34.8
  EXB-8205.......................          3.5                1.8                0.3
  EXB-8505.......................         43.1               22.1                2.9
  Stand-alone subsystems (for
  above products)................          6.5                6.1                9.2
  EXB-10 and 210.................          7.5                5.0                3.0
  EXB-120 and 60.................          3.1                2.1                0.9

4mm and quarter-inch cartridge products:
  EXB-4200.......................          4.8                1.8                0.1
  EXB-2501.......................          1.5                0.9                 --

Consumables......................          8.1                7.9                7.7
Service, spares and other........          4.9                6.3                4.1
Sales allowances.................         (1.7)              (0.5)                --
                                         -----              -----              -----
                                         100.0%             100.0%             100.0%
                                         =====              =====              =====

The relative customer mix during 1994 shifted more to distributors from original equipment manufacturers ("OEMs") and value-added resellers ("VARs"). Distributors accounted for 35% of total sales in 1994 compared to 24% in 1993. OEM sales represented 40% of total sales, down from 41% in 1993. VARs accounted for 25% of total sales in 1994 compared to 35% in 1993. This shift in customer mix for 1994 was the result of increased sales to existing distributor accounts as well as the addition of several new distribution customers.

The Company's gross margin increased to 32.6% of sales in 1994 compared to 29.4% in 1993. This increase in gross margin is due to an increased percentage of sales to higher margin distribution customers and a change in the sales mix to higher margin 8mm half-high and library products. The Company currently expects continued price erosion on all of its products due to competition in the storage peripherals market.

Selling, general and administrative expenses increased to $42.6 million in 1994 from $37.2 million in 1993. These expenses represented 11.1% of sales in 1994 compared to 12.0% in 1993. The increase in total expenditures can be attributed to support costs of a higher sales level. The principal components of these sales-related costs include salaries and benefits, sales commissions, advertising and promotion expenses.

Research and development expenditures increased to $33.6 million in 1994 from $31.6 million in 1993. These expenses represented 8.8% of sales in 1994 compared to 10.2% in 1993. The increase in absolute dollars is due to expansion of the Company's product lines and includes expenses directed at cost and performance improvements to the Company's existing products and the development of recently announced as well as unannounced new products.

The Company recorded "Purchased Research and Development" costs of approximately $2.6 million related to the acquisition of Grundig Data Scanner GmbH (now known as Exabyte Magnetics GmbH, or EMG) during the fourth quarter of 1994. This cost represented the excess of the acquisition price over the net assets acquired. See Note 10 of Notes to Consolidated Financial Statements for a further explanation of the accounting for the Grundig acquisition.

Other income, net, consisits primarily of interest income, royalty income, interest expense, state franchise taxes and other miscellaneous items. Interest income increased by $1.4 million in 1994 over 1993 due to higher interest rates and the investment of larger cash balances in 1994. During 1994, the Company generated $241,000 in royalties from sales in Japan by Nippon Systemhouse Co., Ltd. compared to $463,000 in 1993.

The provision for income taxes for 1994 decreased to 32.2% of income before income taxes from 32.4% in 1993. See note 6 of Notes to the Consolidated Financial Statements for a description of the factors which resulted in the effective tax rates being lower than the statutory tax rate of 35%.

FISCAL YEAR 1993 COMPARED TO 1992

The Company's net sales of $310.3 million for fiscal 1993 increased 8% from net sales of $287.4 million for 1992. This sales growth was the result of increases in the unit volume shipments of 8mm half-high drives and 8mm libraries, and of the addition of 4mm and quarter-inch cartridge products. Partially offsetting these increases was a reduction in the unit volume shipments of full-high drives as well as decreases in the average selling prices of all products.

During 1993, sales of the half-high EXB-8505 product increased to 22% of sales from 3% in 1992. Sales of the Company's initial product, the EXB-8200, decreased to 14% of sales during 1993 compared to 37% in 1992. Sales of the EXB-8500 product decreased slightly to 32% of sales in 1993 from 35% in 1992. The decrease in sales of the full-high EXB-8200 and EXB-8500 products was primarily due to shifting customer demand to the half-high EXB-8505 tape subsystem.

The customer mix during 1993 shifted from OEMs and VARs to distributors. OEM customers accounted for 41% of total 1993 sales compared to 45% in 1992. VARs and system integrators contributed 35% of sales in 1993, compared to 37% in 1992. Sales to distributors increased to 24% of sales in 1993 compared to 18% in 1992. This shift in customer mix for 1993 was primarily the result of greater sales to existing distributor accounts as well as an expansion of the Company's distribution channel through the addition of several new commercial distributors.

The Company's gross margin decreased to 29.4% of sales in 1993 from 36.2% in 1992. The lower gross margin percentage was due principally to (1) a year-over-year decrease in the average selling price of the Company's products caused by competitive price pressures as well as committed price reductions on sales to major OEM customers; (2) higher product costs for the Company's 8mm drives as a result of the weakness of the U.S. dollar relative to the Japanese yen during 1993; and (3) start-up costs associated with the increased production of three new products (the EXB-2501, EXB-4200 and the EXB-10e).

Selling, general and administrative expenses increased to $37.2 million in 1993 from $30.8 million in 1992. These expenses represented 12.0% of sales in 1993 compared to 10.7% in 1992. These increases were primarily the result of additional personnel and other sales-related costs required to support several new products as a result of the Company's three acquisitions in 1993 and 1992. The principal components of these sales-related costs include salaries and benefits, sales commissions, advertising and promotion expenses.

Research and development expenditures increased to $31.6 million in 1993 from $22.9 million in 1992. These expenses represented 10.2% of sales in 1993 compared to 8.0% in 1992. These increases were primarily the result of increased spending on new and unannounced products and the growth in the Company's research and development staff due to recent acquisitions. Expenses associated with research and development activity in 1993 were directed at cost and performance improvements to the Company's existing products and the development of recently announced as well as unannounced new products.

The Company had purchased research and development of approximately $13.5 million related to the acquisition of R-Byte Inc. ("R-Byte") during the third quarter of 1992 which represented the excess of the acquisition purchase price over the net assets acquired. See Note 10 of Notes to Consolidated Financial Statements for a further explanation of the accounting for the R-Byte acquisition.

Other income, net, consists primarily of interest income, royalty income, interest expense, state franchise taxes and other miscellaneous items. Interest income decreased by $946,000 in 1993 from 1992 due to lower interest rates and the investment of lower cash balances in 1993. During 1993, the Company generated $463,000 in royalties from sales by Nippon Systemhouse Co., Ltd. in the Far East compared to $301,000 in 1992.

The provision for income taxes for 1993 decreased to 32.4% of income before income taxes from 35.1% in 1992 (excluding the non-tax-deductible purchased research and development expense related to the R-Byte acquisition). The decrease in the effective tax rate was primarily due to a higher research and development tax credit earned in 1993 over 1992.

Effective as of the beginning of the Company's 1993 fiscal year, Statement of Financial Accounting Standards ("FAS") No. 109, "Accounting for Income Taxes," was prospectively adopted. FAS No. 109 required the Company to change its method of accounting for income taxes from the deferred method to the liability method. The liability method requires the recognition of deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts.
The cumulative effect of adopting FAS No. 109 was not material to the Company's financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

During 1994, the Company generated $26.4 million of cash from operating activities, received $4.9 million from the issuance of common stock to Company employees, expended $13.6 million for capital equipment, paid $0.3 million on capital leases and paid approximately $3.1 million for the purchase of net assets of Grundig Data Scanner GmbH. Together, these activities resulted in an increase in the combined balance of cash and short-term investments of $14.3 million to a year-ending balance of $80.3 million.

The Company's working capital increased to $158.0 million on December 31, 1994, from $129.7 million on January 1, 1994. The increase in working capital was primarily the result of positive cash flow combined with an increase in accounts receivable of $11.8 million due to the growth in sales and an increase in inventories of $8.1 million.

The Company has a $15 million bank line of credit which expires April 30, 1995, with borrowings under the line limited to 80% of eligible accounts receivable plus 25% of eligible inventory (limited to $3,000,000). On December 31, 1994, the amount available under the line was $15 million and no borrowings were outstanding. Borrowings under the line of credit bear interest at the bank's prime rate. The ability to borrow under this line of credit is dependent upon the Company's adherence to a set of financial covenants, including the need to be profitable on a quarterly basis. The Company is currently in compliance with all such covenants.

The Company currently expects to make capital expenditures of approximately $16 million during 1995. The Company believes its existing sources of liquidity and funds expected to be generated from operations will provide adequate cash to fund anticipated working capital and other cash requirements through fiscal 1995.

Item 8.
FINANCIAL STATEMENTS

                                                                         Page

Report of Independent Accountants...................................       35



Consolidated Balance Sheets -
December 31, 1994 and January 1, 1994...............................       36


Consolidated Statements of Operations - for the years ended
December 31, 1994, January 1, 1994 and January 2, 1993..............       37


Consolidated Statements of Changes in Stockholders' Equity -
for the years ended
December 31, 1994, January 1, 1994 and January 2, 1993..............       38


Consolidated Statements of Cash Flows -
for the years ended
December 31, 1994, January 1, 1994 and January 2, 1993..............    39-40


Notes to Consolidated Financial Statements..........................    41-50

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
   Stockholders of Exabyte Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 52 present fairly, in all material respects, the financial position of Exabyte Corporation and its subsidiaries as of December 31, 1994 and January 1, 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.







PRICE WATERHOUSE LLP


Boulder, Colorado
January 17, 1995

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS                                     December 31,               January 1,
                                              1994                      1994
                                            ---------                 ---------
Current assets:
  Cash and cash equivalents..........       $ 46,233                  $ 44,995
  Short-term investments.............         34,111                    21,000
  Accounts receivable, net...........         64,940                    53,141
  Inventories........................         48,236                    40,180
  Deferred income taxes..............          7,329                     7,575
  Other current assets...............          2,750                     1,120
                                            --------                  --------
Total current assets.................        203,599                   168,011
                                            --------                  --------
Property and equipment, net..........         29,166                    24,977
Deferred income taxes................          6,458                        --
Other assets.........................          3,542                     4,319
                                            --------                  --------
                                              39,166                    29,296
                                            --------                  --------
                                            $242,765                  $197,307
                                            ========                  ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...................       $ 20,459                  $ 19,669
  Accrued liabilities................         21,345                    14,193
  Accrued income taxes...............          3,600                     4,159
  Obligations under capital leases...            217                       297
                                            --------                  --------
Total current liabilities............         45,621                    38,318
Long-term obligations under
    capital leases...................            237                       454
                                            --------                  --------
Commitments (Note 8).................
Stockholders' equity:
  Preferred stock, $.001 par value;
    14,000 shares authorized; no
    shares issued and outstanding....             --                        --
  Common stock, $.001 par value;
    50,000 shares authorized;
    21,657 and 21,190 shares
    issued...........................             22                        21
  Capital in excess of par value.....         57,208                    51,242
  Treasury stock, at cost, 15 shares.             (9)                       (9)
  Retained earnings..................        139,686                   107,281
                                            --------                  --------
Total stockholders' equity...........        196,907                   158,535
                                            --------                  --------
                                            $242,765                  $197,307
                                            ========                  ========

     The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

                                                             Fiscal Years Ended
                                                 December 31,    January 1,       January 2,
                                                    1994            1994            1993
                                                  --------        --------        --------
Net Sales............................             $381,844        $310,295        $287,444
Cost of goods sold...................              257,365         219,053         183,380
                                                  --------        --------        --------
Gross profit.........................              124,479          91,242         104,064

Operating expenses:
Selling, general and administrative..               42,560          37,169          30,790
Research and development.............               33,586          31,648          22,896
Purchased research and development...                2,597              --          13,469
                                                  --------        --------        --------
Income from operations...............               45,736          22,425          36,909

Other income, net....................                2,069           1,507           1,954
                                                  --------        --------        --------
Income before income taxes...........               47,805          23,932          38,863

Provision for income taxes...........              (15,400)         (7,750)        (18,369)
                                                  --------        --------        --------
Net income...........................              $32,405         $16,182         $20,494
                                                  ========        ========        ========

Net income per share.................                $1.48           $0.76           $0.95
                                                  ========        ========        ========
Common and common
equivalent shares used in the
calculation of net income
per share............................               21,965          21,399          21,612
                                                  ========        ========        ========


     The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except per share data)

                                               Common Stock     Treasury Stock    Capital in Excess          Retained
                                              Shares  Amount   Shares    Amount     of Par Value     Other   Earnings
                                              ------  ------   ------    ------     ------------     -----   --------
Balance, December 28, 1991.............       20,345     $20      (13)      $(6)       $41,510        $(6)   $70,605

Common stock options exercised ($.10
  to $25.63 per share).................          525       1                             2,340
Common stock issued pursuant to the
  Employee Stock Purchase Plan
  ($13.92 and $26.78 per share)........           70                                     1,219
Treasury stock purchased...............                            (1)       (3)
Amortization of deferred compensation..                                                                 5
Tax effect of disqualifying
  dispositions of common stock.........                                                  4,081
Net income for the year................                                                                       20,494
                                              ------    ----     ----      ----      ---------        ---   --------
Balance, January 2, 1993...............       20,940      21      (14)       (9)        49,150         (1)    91,099


Common stock options exercised ($.10
  to $16.88 per share).................          163                                       891
Common stock issued pursuant to the
  Employee Stock Purchase Plan
  ($8.61 per share)....................           87                                       755
Treasury stock purchased...............                            (1)
Amortization of deferred compensation..                                                                 1
Tax effect of disqualifying
  dispositions of common stock.........                                                    446
Net income for the year................                                                                       16,182
                                              ------    ----     ----      ----      ---------        ---   --------
Balance, January 1, 1994...............       21,190      21      (15)       (9)        51,242         --    107,281

Common stock options exercised ($.10
  to $20.63 per share).................          392       1                             3,993
Common stock issued pursuant to the
  Employee Stock Purchase Plan
  ($12.11 per share)...................           75                                       906
Tax effect of disqualifying
  dispositions of common stock.........                                                  1,067
Net income for the year................                                                                       32,405
                                              ------    ----     ----      ----      ---------        ---   --------
Balance, December 31, 1994 ............       21,657     $22      (15)      $(9)       $57,208         --   $139,686
                                              ======    ====     ====      ====      =========        ===   ========

     The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                              Fiscal Years Ended
                                                            ----------------------
                                                    December 31,   January 1,     January 2,
                                                       1994          1994           1993
                                                     ---------     ---------      ---------

Cash flows from operating activities:
     Cash received from customers............        $371,046       $301,978      $285,882
     Cash received from related party........              --          2,702         1,758
     Cash paid to suppliers and employees....        (325,868)      (236,680)     (187,463)
     Cash paid to related party..............              --        (31,792)      (65,170)
     Interest received.......................           2,433          1,264         2,222
     Interest paid...........................            (156)          (159)         (140)
     Income taxes paid.......................         (21,104)        (9,334)      (13,243)
          Net cash provided by                       --------       --------      --------
            operating activities.............          26,351         27,979        23,846
                                                     --------       --------      --------

Cash flows from investing activities:
     Purchase of short-term
       investments, net......................         (13,111)        (4,050)       (9,950)
     Capital expenditures....................         (13,568)        (7,994)      (17,766)
     Acquisitions, net of cash acquired                (3,035)        (6,437)      (11,876)
          Net cash used for                          --------       --------      --------
            investing activities.............         (29,714)       (18,481)      (39,592)
                                                     --------       --------      --------

Cash flows from financing activities:
     Net proceeds from issuance of
       common stock .........................           4,900          1,646         3,560
     Purchase of treasury stock..............              --             --            (3)
     Principal payments under capital
       lease obligations.....................            (299)          (393)         (377)
     Repayment of R-Byte Inc. debt...........              --             --        (1,750)
          Net cash provided by                       --------       --------      --------
            financing activities.............           4,601          1,253         1,430
                                                     --------       --------      --------

Net increase (decrease) in cash and cash
     equivalents.............................           1,238        10,751        (14,316)
Cash and cash equivalents at beginning
     of year.................................          44,995        34,244         48,560
                                                     --------       --------      --------
Cash and cash equivalents at end
     of year.................................         $46,233        $44,995       $34,244
                                                     ========       ========      ========


     The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                               Fiscal Years Ended
                                                               ------------------
                                                     December 31,   January 1,  January 2,
                                                        1994          1994        1993
                                                      --------      --------    --------
Reconciliation of net income to net cash
  provided by operating activities:
     Net income................................        $32,405      $16,182      $20,494
     Adjustments to reconcile net income to
       net cash provided by operating
       activities:
          Depreciation, amortization
            and other..........................         13,697       13,746        8,888
          Writedown of fixed assets............             81          487           --
          Deferred income tax provision........         (6,212)      (3,875)          16
          Provision for losses and reserves
            on accounts receivable.............          5,442        1,798          276
          Purchased research and development...          2,597           --       13,469

Change in assets and liabilities, net of acquisitions:
     Accounts receivable.......................        (17,187)      (8,103)        (731)
     Inventories...............................        (10,669)      13,433      (26,034)
     Other current assets......................         (1,613)          75         (115)
     Other assets..............................           (103)        (106)         147
     Accounts payable..........................            790       (9,894)       2,991
     Accrued liabilities.......................          6,614        1,945         (664)
     Accrued income taxes......................            509        2,291        5,109
                                                      --------     --------     --------
          Net cash provided by
            operating activities...............        $26,351      $27,979      $23,846
                                                      ========     ========     ========

Supplemental schedule of non-cash
  investing and financing activities:
     Transfer of inventories to
       property and equipment..................        $2,613        $1,830        2,918
     Disposal of fully depreciated
       property and equipment..................         1,835           852          328
     Capital lease obligations.................            --           286          606
     Fair market value of acquisition assets,
       including purchased research
       and development and goodwill............         3,605         8,677       15,156
     Acquisition liabilities assumed...........           538         2,177        3,156
     Income tax benefit of disqualifying
       dispositions of common stock............         1,067           446        4,081

     The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Exabyte Corporation (the "Company") was incorporated on June 5, 1985 under the laws of the state of Delaware. The Company engages in the design, development, manufacture and marketing of computer magnetic tape subsystems for general commercial application. The Company's customers include original equipment manufacturers, value-added resellers and distributors. The Company reports its results of operations on the basis of a fiscal year of 52 or 53 weeks ending on the Saturday closest to December 31.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Exabyte FSC Ltd., a foreign sales corporation, Nihon Exabyte Corporation (Japan), Exabyte Europe B.V.
(The Netherlands), Exabyte Scotland Limited (Scotland), Exabyte Texas Corporation (Texas) and Exabyte Magnetics GmbH (Germany). During 1994, the Company liquidated two other wholly owned subsidiaries, R-Byte Inc. (California) and Tallgrass Technologies Inc. (Kansas), whose products and business activities were integrated into the Company. All intercompany accounts and transactions have been eliminated.

Foreign Currency Translation

The U.S. dollar is the functional currency of the consolidated corporation. For the Company's foreign subsidiaries, monetary assets and liabilities are translated into U.S. dollars using the exchange rates in effect at the balance sheet date and nonmonetary assets are translated at historical rates. Results of operations are translated using the average exchange rates during the period. Foreign exchange gains and losses included in the consolidated statements of operations were not material in any year presented.

Foreign Currency Forward Contracts

The Company enters into foreign currency forward contracts in anticipation of movements in the dollar/yen exchange rate which it uses to hedge the purchase of certain inventory components from Japanese manufacturers. The Company had outstanding contracts totaling $20.4 million, $25.2 million and $12.8 million at December 31, 1994, January 1, 1994, and January 2, 1993, respectively. The maturity dates for these contracts for all three years were within six months of the Company's respective year-end. Gains or losses due to exchange rate movements are deferred and recognized in income as inventory is sold. Hedged inventory transactions are included in the Statement of Cash Flows as operating activities. The aggregate fair value of foreign currency forward contracts at December 31, 1994, based on quoted market prices of comparable contracts, was not materially different from their contractual amounts.

Revenue Recognition

Sales are recognized upon shipment of products to customers. Revenue from sales to certain distributors is subject to agreements allowing certain rights of return and price protection on unsold merchandise held by those distributors. Accordingly, reserves for estimated future returns and for price protection are provided in the period of the sale.

Concentration of Credit Risk

The Company's customers include original equipment manufacturers, value-added resellers and distributors. Financial instruments which potentially subject the Company to concentrations of credit risk are primarily accounts receivable, cash equivalents and short-term investments. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. Accounts receivable are summarized below:

                                                     December 31,    January 1,
                                                       1994            1994
                                                      --------       --------
                                                           (In thousands)

Accounts receivable..........................         $69,394        $55,399
Less: reserves and allowance for
  non-collection.............................          (4,454)        (2,258)
                                                      -------        -------
                                                      $64,940        $53,141
                                                      =======        =======

During the fiscal years ended December 31, 1994, January 1, 1994 and
January 2, 1993, one customer accounted for approximately 17%, 16% and 16%, respectively, of sales. During the fiscal years ended January 1, 1994 and January 2, 1993, another customer accounted for approximately 10% of sales in each year. No other customers accounted for 10% or more of sales in any of the three years presented.

Foreign Operations and Geographic Information

The following table summarizes the Company's operations in different geographic areas:

Year Ended December 31, 1994            United
(In thousands)                          States      Europe      Eliminations   Consolidated
                                       --------    --------     -----------    ------------
Sales to unaffiliated customers.....   $354,904    $26,940       $     --       $381,844
Transfers between geographic areas..     26,679      5,533        (32,212)            --
                                       --------    -------       --------       --------
Total net sales.....................   $381,583    $32,473       $(32,212)      $381,844
                                       ========    =======       ========       ========
Net Income..........................   $ 30,906    $ 1,499       $     --       $ 32,405
                                       ========    =======       ========       ========
Identifiable Assets.................   $236,354    $32,665       $(26,254)      $242,765
                                       ========    =======       ========       ========

Sales and transfers between geographic areas are accounted for at arms length prices, which generally provide a profit after coverage of all operating costs. The identifiable assets by geographic areas are those assets used in the Company's operations in each area. The Company's Far East operations have not been disclosed as a separate geographic area because revenues from Far East sales are recorded by entities in other geographic areas and Far East identifiable assets are less than 10% of consolidated assets. Revenues generated by, and identifiable assets of, foreign operations were not material in either 1993 or 1992.

Sales were made to unaffiliated customers in the following geographic areas:

                         1994               1993               1992
                       --------           --------           --------
                                       (In thousands)

United States.....     $280,294           $253,777           $236,593
Europe............       73,818             40,930             39,278
Other.............       27,732             15,588             11,573
                       --------           --------           --------
                       $381,844           $310,295           $287,444
                       ========           ========           ========

Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Such cash equivalents aggregated $40,687,000 and $39,582,000 at December 31, 1994 and
January 1, 1994, respectively. Cash equivalents are carried at cost which approximates fair value.

Short-Term Investments

Short-term investments are stated at cost, which approximates market value.

Inventories

Inventories are stated at the lower of cost or market, cost being determined by the first-in, first-out method. Inventories consisted of the following:

                                                     December 31,    January 1,
                                                       1994            1994
                                                      --------       --------
                                                           (In thousands)

Raw materials and component parts............         $34,125        $24,278
Work-in-process..............................           1,914          2,690
Finished goods...............................          12,197         13,212
                                                      -------        -------
                                                      $48,236        $40,180
                                                      =======        =======

Depreciation and Amortization

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective depreciable assets (two to five years). Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the asset or the lease term. Maintenance and repairs are expensed as incurred and improvements are capitalized. Goodwill resulting from acquisitions is amortized using the straight-line method over five years. Amortization expense was $880,000 in 1994 and $807,000 in 1993.

Warranty Costs

A provision for estimated future costs which may be incurred under the Company's various product warranties is recorded when products are shipped.

Research and Development Costs

Research and development costs are expensed as incurred.

Income Taxes

Effective January 3, 1993, the Company adopted prospectively the guidelines of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which had no material effect on the consolidated financial statements. Deferred income taxes are provided for temporary differences between the financial reporting basis and tax basis of the Company's assets and liabilities. Income taxes are also provided for taxes currently payable based on taxable income. In 1992 under the Company's previous method of accounting for income taxes, deferred tax expense resulted from differences in the recognition of income and expense for financial reporting and tax purposes.

Net Income Per Share

Net income per share is based on the weighted average number of shares of common stock and common stock equivalents (dilutive stock options) outstanding during each respective period. Proceeds from the exercise of the dilutive stock options are assumed to be used to repurchase outstanding shares of the Company's common stock at the average fair market value during the period.


NOTE 2--PROPERTY AND EQUIPMENT AND CAPITAL LEASE OBLIGATIONS

Property and equipment consist of the following:

                                                     December 31,    January 1,
                                                       1994            1994
                                                      --------       --------
                                                           (In thousands)

Equipment and furniture......................         $51,738        $38,741
Equipment and furniture under capital leases.           1,944          1,947
Leasehold improvements.......................          13,831         12,142
Less: accumulated depreciation and
  amortization...............................         (38,347)       (27,853)
                                                      -------        -------
                                                      $29,166        $24,977
                                                      =======        =======

Depreciation expense was $12,956,000, $12,851,000 and $8,973,000 in 1994, 1993
and 1992, respectively. Amortization of equipment and furniture under capital leases is included in depreciation expense.

The following presents future minimum lease payments under the capital leases together with the present value of the minimum lease payments as of December 31, 1994:

                                                         (In thousands)

     1995...................................                $242
     1996...................................                 215
     1997...................................                  31
     1998...................................                   6
                                                            ----
                                                             494
Less: amount representing interest..........                 (40)
                                                            ----
Present value of minimum lease payments.....                 454
Less: current portion.......................                (217)
                                                            ----
                                                            $237
                                                            ====

NOTE 3--ACCRUED LIABILITIES

Accrued liabilities consist of the following:
                                                     December 31,    January 1,
                                                       1994            1994
                                                      --------       --------
                                                           (In thousands)

Wages and employee benefits..................         $ 7,917        $ 6,126
Warranty and related costs...................          11,839          6,993
Other........................................           1,589          1,074
                                                      -------        -------
                                                      $21,345        $14,193
                                                      =======        =======

NOTE 4--LINE OF CREDIT

As of December 31, 1994, the Company maintained a $15,000,000 unsecured line of credit. No borrowings were outstanding under the line as of that date. Under the terms of the agreement, the Company may borrow the lesser of $15,000,000 or 80% of qualified accounts receivable plus 25% of qualified inventories (limited to $3,000,000). Borrowings made under the agreement bear interest at the bank's prime rate. The Company's bank line of credit prohibits the payment of dividends without prior bank approval. The line of credit agreement also includes certain financial and other covenants. The agreement is currently scheduled to expire in April 1995.

Interest expense aggregated $156,000, $159,000 and $140,000 in 1994, 1993 and
1992, respectively.

NOTE 5--CAPITAL STOCK AND STOCK OPTIONS

Stock Options

The Company authorized, under its 1987 incentive stock plan as amended, 6,500,000 shares of common stock for issuance to employees, including officers and directors. Under the plan, options are granted at an exercise price not less than the fair market value of the stock on the date of grant. Outstanding options vest over periods up to 50 months and expire 10 years after the date of grant, except in the event of the termination or death of the employee whereupon vested shares must be exercised within 90 days.

The following is a summary of stock option transactions:

                                             Shares            Price per share
                                             ------            ---------------
                                         (In thousands)
 Outstanding at December 28, 1991.....       1,896             $0.10 - $25.63
  Granted............................          851            $16.13 - $35.63
  Exercised..........................         (525)            $0.10 - $25.63
  Forfeited..........................         (119)            $0.50 - $35.63
                                             -----
Outstanding at January 2, 1993.......        2,103             $0.10 - $35.63
  Granted............................          721             $8.88 - $17.50
  Exercised..........................         (163)            $0.10 - $16.88
  Forfeited..........................         (366)            $0.75 - $35.63
                                             -----
Outstanding at January 1, 1994.......        2,295             $0.10 - $35.63
  Granted............................          888            $15.38 - $21.75
  Exercised..........................         (392)            $0.10 - $20.63
  Forfeited..........................         (177)            $8.88 - $35.63
                                             -----
Outstanding at December 31, 1994.....        2,614             $0.10 - $35.63
                                             =====
Vested stock options outstanding at
  December 31, 1994..................        1,157             $0.10 - $35.63
                                             =====

At December 31, 1994, there were 754,000 shares available for future grants of options.

Employee Stock Purchase Plan

On May 1, 1990, the stockholders approved an Employee Stock Purchase Plan which is qualified under Section 423 of the Internal Revenue Code. Under the Plan, employees may elect to have up to 10% of their gross salaries withheld by payroll deductions and applied to the purchase of common stock at a price equal to 85% of the lower of the market value at the beginning or the end of each six-month participation period during which the payroll deductions are accumulated to purchase the shares. The Company has authorized 500,000 shares of common stock for issuance under this plan of which 74,838, 87,756 and 70,258 were issued to participants during 1994, 1993 and 1992, respectively.

Stockholder Rights Plan

On January 24, 1991, the Board of Directors adopted a Stockholder Rights Plan ("Rights Plan") in which preferred stock purchase rights were distributed as a dividend at the rate of one right for each share of Exabyte common stock held as of February 15, 1991. The Rights Plan is designed to deter coercive or unfair takeover tactics and to prevent an acquiring entity from gaining control of the Company without offering a fair price to all of the Company's stockholders.

Each right will entitle the holders of the Company's common stock to purchase one one-hundredth of a share of preferred stock at an exercise price of $75, subject to adjustment in certain cases to prevent dilution. The rights are evidenced by the common stock certificates and are not exercisable or transferable apart from the common stock until the earlier of ten days after the date on which a person or group has acquired beneficial ownership of 20% or more of the common stock (an "Acquiring Entity") or ten business days after the public announcement of the commencement of a tender or exchange offer that would result in the Acquiring Entity owning 20% or more of the common stock. Further, the rights generally entitle each right holder (except the Acquiring Entity) to purchase that number of shares of the Company's common stock which equals the exercise price of the right divided by one-half of the current market price of the common stock if any person becomes the beneficial owner of 20% or more of the common stock. If an Acquiring Entity purchases at least 20% of the Company's common stock, but has not acquired 50%, the Board of Directors may exchange the rights (except those of the Acquiring Entity) for one share of common stock per right. In addition, under certain circumstances, if the Company is involved in a merger or other business combination in which the Company is not the surviving corporation, the rights entitle the holder to buy common stock of the Acquiring Entity with a market value of twice the exercise price of each right.

The Company is generally entitled to redeem the rights for $.01 per right at any time until ten days following a public announcement that a 20% stock position has been acquired and in certain other circumstances. The rights, which do not have voting rights, will expire on February 15, 2001, unless redeemed or exchanged earlier by the Company pursuant to the Rights Plan.


NOTE 6--INCOME TAXES

Pretax income was taxed in the following jurisdictions:

                        1994          1993         1992
                      -------       -------      -------
                                 (In thousands)

Domestic......        $43,865      $22,918      $37,796
Foreign.......          3,940        1,014        1,067
                      -------      -------      -------
                      $47,805      $23,932      $38,863
                      =======      =======      =======

The provisions for income tax consist of the following:

                       1994          1993         1992
                      -------       -------      -------
                                 (In thousands)
Current:
  Federal.....        $17,214       $ 9,366      $15,220
  State.......          2,737         1,938        2,751
  Foreign.....          1,661           321          382

Deferred:
  Federal.....         (5,891)       (3,528)        (135)
  State.......           (321)         (347)         151
                      -------       -------      -------
                      $15,400       $ 7,750      $18,369
                      =======       =======      =======

Total income tax expense differs from the amount computed by applying the U.S. federal income tax rate of 35% in 1994 and 1993 and 34% in 1992 to income before income taxes for the following reasons:

                                 1994          1993         1992
                                -------       -------      -------
                                           (In thousands)
U.S. federal income tax
  at statutory rate..........   $16,732       $ 8,376      $13,214
State income taxes, net
  of federal benefit.........     1,776           788        1,915
Purchased research and
  development................       909            --        4,154
Research and development
  credits....................      (875)         (856)        (243)
Tax exempt interest..........      (419)         (326)        (619)
Foreign Sales Corporation....      (534)         (413)        (531)
Enacted future rate changes..        --          (113)          --
Net operating loss
  carryforward recognized....    (2,650)           --           --
Other........................       461           294          479
                                -------       -------      -------
                                $15,400       $ 7,750      $18,369
                                =======       =======      =======


Deferred tax assets are comprised of the following:

                                                     December 31,    January 1,
                                                       1994            1994
                                                      --------       --------
                                                           (In thousands)

Warranty reserves                                     $ 3,725        $ 2,709
Depreciation                                            3,406          2,066
Acquired net operating loss carryforward                2,587          2,650
Bad debt and allowances                                 1,462            839
Amortization of goodwill                                  465            243
Vacation costs                                            623            602
Inventory reserves                                        511            752
Other                                                   1,008            364
                                                      -------        -------
Gross deferred tax asset                               13,787        $10,225
Deferred tax valuation allowance                           --         (2,650)
                                                      -------        -------
                                                      $13,787        $ 7,575
                                                      =======        =======

The deferred tax valuation allowance at January 1, 1994, relates to the acquired net operating losses of R-Byte (see Note 10). During the fourth quarter of 1994, the Company liquidated R-Byte and determined that a valuation allowance was no longer considered necessary. A net reduction of income tax expense totaling $2,650,000 was reflected as a result. At December 31, 1994, net operating loss carryforwards of $7,365,000 are available to offset future taxable income. Utilization of the carryforwards are subject to an annual limitation of $670,000 through 2005.

NOTE 7--RELATED PARTY TRANSACTIONS

The Company maintains a product license agreement with Kubota Corporation of Japan ("Kubota"), a former stockholder of the Company, which grants Kubota the exclusive right to manufacture and market certain Company products in Japan and other specific territories in exchange for quarterly royalties. Royalty income aggregated $241,000, $463,000 and $301,000 in 1994, 1993 and 1992,
respectively. Through June 30, 1993, Kubota and the Company maintained an OEM purchase agreement, under which the Company was required to purchase a minimum of 58% of its annual product requirements of specified products. Product pricing was subject to periodic negotiation. The OEM purchase agreement was terminated by mutual consent of Kubota and the Company in 1993. Purchases from Kubota aggregated approximately $32,763,000, and $75,940,000 in 1993 and 1992, respectively.

NOTE 8--LEASE COMMITMENTS

The Company leases its office, production and sales facilities under various operating lease arrangements. Most of the leases contain various provisions for rental adjustments including, in certain cases, a provision based on increases in the Consumer Price Index. In addition, most of the leases require the Company to pay property taxes, insurance and normal maintenance costs. Future minimum lease payments under these arrangements are as follows:

                                                        (In thousands)

     1995...................................               $ 4,939
     1996...................................                 4,185
     1997...................................                 4,141
     1998...................................                 3,434
     1999...................................                 3,403
     After 2000.............................                10,258
                                                           -------
                                                           $30,360
                                                           =======

Rent expense aggregated $4,942,000, $5,368,000 and $3,427,000 in 1994, 1993 and
1992, respectively.

NOTE 9--EMPLOYEE BENEFIT PLAN

Effective January 1988, the Company established a qualified Section 401(K) Savings Plan. The Plan allows eligible employees to contribute up to 15% of their salaries on a pre-tax basis. Company contributions to the Plan are discretionary. The Company recorded as expense matching contributions totaling $652,000, $461,000 and $489,000 in 1994, 1993 and 1992, respectively. Company contributions are fully vested after six years of employment.

NOTE 10--ACQUISITIONS

On October 4, 1994, the Company acquired from Grundig AG all the outstanding common shares of Grundig Data Scanner GmbH, subsequently renamed Exabyte Magnetics GmbH ("EMG") for a purchase price of $3.1 million. EMG is engaged in the design and manufacture of heads and scanners for incorporation in high-performance helical-scan tape drives and is located in Feurth, Germany.

On February 19, 1993, the Company acquired the assets of the Mass Storage Division ("MSD") of Everex Systems, Inc. for a purchase price of $5 million in cash. Based in Ann Arbor, Michigan, this entity designs quarter-inch cartridge DC2000 tape drives for the computer storage marketplace.

On February 16, 1993, the Company acquired all of the assets and certain liabilities of Tallgrass Technologies Corp. ("Tallgrass"), a value-added reseller of computer magnetic tape subsystems, for a purchase price of $1.5 million in cash. Based in Lenexa, Kansas, this entity functions as the Company's North and South American distribution sales arm.

On October 1, 1992, the Company acquired all of the issued and outstanding preferred and common stock of R-Byte Inc. ("R-Byte") for $12,000,000 in cash. In addition, at the closing of the transaction, the Company repaid $1,750,000 of outstanding principal plus accrued interest on certain debt obligations of R-Byte. Based in San Jose, California, R-Byte develops 4mm digital audio tape drives for the computer storage marketplace.

The results of operations of each of these entities have been included in the accompanying Consolidated Financial Statements since their dates of acquisition. In addition, each of the acquisitions was accounted for using the purchase method; accordingly, assets and liabilities were recorded at their estimated fair values at the dates of acquisition. The excess of the purchase price over the net assets acquired of EMG ($2,597,000) and R-Byte ($13,469,000) was charged to operations as "Purchased Research and Development" in accordance with Statement of Financial Accounting Standards No. 2, "Accounting for Research and Development Costs." The excess of the purchase price over the net assets acquired of Tallgrass ($1,353,000) and MSD ($3,046,000) were assigned to goodwill and are being amortized on a straight line basis over five years. The pro forma impact of the acquisitions on the Company's results of operations was not significant.


Item 9.
DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None

PART III

Item 10.
DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning the Company's directors is incorporated by reference from the information contained in the Section entitled "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's definitive Proxy Statement for the Company's 1994 Annual
Meeting of Stockholders to be filed within 120 days after December 31, 1994, the close of its fiscal year ("Proxy Statement"). Information concerning the executive officers of the Company is set forth in Part I of this Form 10-K.

Item 11.
EXECUTIVE COMPENSATION

Information required by this Item is incorporated by reference from the Section entitled "Executive Compensation," contained in the Proxy Statement.


Item 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this Item is incorporated by reference from the Section entitled "Security Ownership of Certain Beneficial Owners and Management" contained in the Proxy Statement.


Item 13.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item is incorporated by reference from the Section entitled "Certain Transactions" contained in the Proxy Statement.

PART IV

Item 14.
EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	1.   Financial Statements

The following consolidated financial statements of Exabyte Corporation and Subsidiaries are included in Part II, Item 8.

Consolidated Financial Statements as of December 31, 1994 and January 1, 1994 and for each of the three fiscal years in the period ended December 31, 1994.


                                                                     Page
                                                                     -----
Report of Independent Accountants...............................       35

Consolidated Balance Sheets.....................................       36

Consolidated Statements of Operations...........................       37

Consolidated Statements of Changes in Stockholders' Equity......       38

Consolidated Statements of Cash Flows...........................    39-40

Notes to Consolidated Financial Statements......................    41-50


(a)	2.   Financial Statement Schedules

Schedules - Years ended December 31, 1994, January 1, 1994 and January 2, 1993

I        -  Marketable Securities - Other Investments..........        56

VIII     -  Valuation and Qualifying Accounts and Reserves.....        57



All other schedules are omitted because they are inapplicable, not required under the instructions, or the information is included in the financial statements or notes thereto.

(a)	3.   Exhibit Index

Exhibit
Number       Description
- -------     -----------
3.1       Restated Certificate of Incorporation. (1)
3.2 Certificate of Determination of Preference of Series A Junior Participating Preferred Stock. (2)
3.3       Bylaws of the Company. (1)
**10.1    Incentive Stock Plan, as amended and restated on January 27,
          1993.(11)
**10.2 Stock Option Agreements used in connection with the Incentive Stock Plan. (3)
**10.3    1990 Employee Stock Purchase Plan. (3)
**10.4 Employee Stock Purchase Plan Offering used in connection with the 1990 Employee Stock Purchase Plan. (3)
**10.5 Form of participation agreement used in connection with the 1990 Employee Stock Purchase Plan. (3)
**10.6 Stock Option Agreement, dated January 31, 1989, between the Company and Bruce M. Holland, a director of the Company. (1)
10.7 Form of Indemnity Agreement entered into by the Company with each director and executive officer of the Company.
*10.8 Product License Agreement, dated July 30, 1987, between the Company and Nippon Systemhouse Co., Ltd. and Kubota, Ltd., as amended. (1)
*10.9 Second Amendment, Product License Agreement, dated December 20, 1991, among the Company and Nippon Systemhouse Co., Ltd. and Kubota Corporation. (7)
*10.10 8mm Mechanical Components Supply Agreement, dated as of April 1, 1990, among Sony Corporation, the Company and Nihon Exabyte Corporation. (5)
10.11 First Amendment, 8mm Mechanical Components Supply Agreement, dated July 9, 1992, among Sony Corporation, the Company and Nihon Exabyte Corporation.(11)
10.12 Agreement, dated November 8, 1990, between Sony Corporation and the Company.(6)
10.13 Loan Agreement, dated April 30, 1993, between the Company and First National Bank in Boulder. (12)
10.14 Lease Agreement, dated December 1, 1989, between the Company and Eastpark Associates. (4)
10.15 First and Second Addenda, dated May and July 16, 1990 respectively, to the Lease Agreement, dated December 1, 1989, between the Company and EastPark Associates. (5)
10.16 Lease Agreement, dated July 2, 1990, between the Company and SBR Investments. (5)
10.17 Lease Agreement, dated July 2, 1990, between the Company and The First National Bank in Boulder, Trustee for the Barrell Family
          Trust and Frank R. Drexel. (5)
10.18 Lease Agreement, dated December 9, 1991 between the Company and Eastpark Technology Center, Ltd. (7)
10.19 Option Contract, dated December 9, 1991 between the Company and Eastpark Technology Center, Ltd. (7)
10.20 Lease Agreement, dated May 8, 1992, between the Company and Eastpark Associates, Ltd. (8)
**10.21   1995 Officer Bonus Plan.
10.22 Rights Agreement, dated January 24, 1991, between the Company and The First National Bank of Boston, as Rights Agent. (2)
10.23 Vail/Steamboat 8mm Mechanical Components Supply Agreement, dated as of January 1, 1992, among Sony Corporation, Nihon Exabyte Corporation and the Company. (9)

10.24 First Amendment of Vail/Steamboat 8mm Mechanical Components Supply Agreement, dated as of April 1, 1994.
10.25 Agreement and Plan of Reorganization By and Among Exabyte Corporation, EXB Merger Corporation, and R-Byte, Inc. (10)
10.26 Asset Purchase Agreement Dated as of February 19, 1993 By and Among Exabyte Corporation, Exabyte Acquisition Subsidiary Corporation and Everex Systems, Inc. (11)
10.27 Asset Purchase Agreement Dated February 12, 1993 By and Among Exabyte Corporation, Tallgrass Corporation, a Delaware Corporation, and Tallgrass Technologies Corporation, a Kansas Corporation.(11)
10.28 Agreement for the sale and transfer of all shares in Grundig Data Scanner GmbH dated September 13, 1994. (13)
22.1      List of Subsidiaries.
24.0      Consent of Price Waterhouse LLP.

*       Confidential treatment requested for parts of this agreement.
** Indicates management contracts or compensation plans or arrangements filed pursuant to Item 601(b)(10) of Regulation S-K.
- ----------------

(1) Filed as an Exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-30941) filed with the Securities and Exchange Commission (the "SEC") on September 8, 1989 or Amendments Nos. 1 and 2 thereto (filed on October 12, 1989 and October 16, 1989 respectively), and incorporated herein by reference.

(2) Filed as an Exhibit to the Company's Report on Form 8-K, as filed with the SEC on January 26, 1991 and incorporated herein by reference.

(3) Filed as an Exhibit to the Company's Registration Statement on Form S-8 (Registration No. 33-33414), as filed with the SEC on February 9, 1990 and incorporated herein by reference.

(4) Filed as an Exhibit to the Company's 1989 Annual Report on Form 10-K, as filed with the SEC on March 27, 1990 and incorporated herein by reference.

(5) Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q, as filed with the SEC on November 9, 1990 and incorporated herein by reference.

(6) Filed as an Exhibit to the Company's 1990 Annual Report on Form 10-K, as filed with the SEC on February 27, 1991 and incorporated herein by reference.

(7) Filed as an Exhibit to the Company's 1991 Annual Report on Form 10-K, as filed with the SEC on March 6, 1992 and incorporated herein by reference.

(8) Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q, as filed with the SEC on May 9, 1992 and incorporated herein by reference.

(9) Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q, as filed with the SEC on August 11, 1992 and incorporated herein by reference.

(10) Filed as an Exhibit to the Company's Report on Form 8-K, as filed with the SEC on October 15, 1992 and incorporated herein by reference.

(11) Filed as an Exhibit to the Company's Annual Report on Form 10-K, as filed with the SEC on March 24, 1993 and incorporated herein by reference.


(12) Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q, as filed with the SEC on May 14, 1993 and incorporated herein by reference.

(13) Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q as filed with the SEC on November 17, 1994 and incorporated herein by reference.

(b)     Reports on Form 8-K

        No report on Form 8-K was filed during the fiscal quarter ended January 1, 1994.

EXABYTE CORPORATION AND SUBSIDIARIES
Schedule I - Marketable Securities - Other Investments
(In Thousands of Dollars)

     Col. A                                Col. B         Col. C        Col. D                  Col. E
- -----------------                    -----------------   --------    ------------     ---------------------------

                                         Number of                      Market           Amount included in the
                                      Shares or Units/     Cost        Value of             Balance Sheet as:
    Name of                           Principal Amount      of        each issue       --------------------------
Issuer and Title                         of Bonds          each       at Balance          Cash        Short-term
  of each issue                          and Notes         issue      Sheet date       Equivalents(b) Investment
- -----------------                    -----------------   --------    ------------     ---------------------------
JANUARY 1, 1994:
State and Municipal Securities (a):   $29,450          $29,450         $29,450           $27,450        $2,000
Money Market Preferred Stock:
     Michelin                           4,000            4,000           4,000               --          4,000
     Smithkline "F"                     4,000            4,000           4,000               --          4,000
     Other (a)                         11,000           11,000          11,000               --         11,000
Money Market Funds                     12,132           12,132          12,132            12,132            --
                                      -------          -------         -------           -------       -------
January 1, 1994 Balance               $60,582          $60,582         $60,582           $39,582       $21,000
                                      =======          =======         =======           =======       =======
DECEMBER 31, 1994:
State and Municipal Securities:
     VanKampen Pennsylvania            $5,000           $5,000          $5,000            $5,000       $   --
     Other (a)                         21,111           21,111          21,111            16,000        5,111
Money Market Preferred Stock:
     British Aerospace                  5,000            5,000           5,000               --         5,000
     Fujitec A                          5,000            5,000           5,000               --         5,000
     Shell Oil                          5,000            5,000           5,000               --         5,000
     Smithkline D                       5,000            5,000           5,000               --         5,000
     Other (a)                         22,800           22,800          22,800            13,800        9,000
Money Market Funds:
     Bank One Securities                5,115            5,115           5,115             5,115           --
     Other (a)                            772              772             772               772           --
                                      -------          -------         -------           -------      -------
December 31, 1994 Balance             $74,798          $74,798         $74,798           $40,687      $34,111
                                      =======          =======         =======           =======      =======

(a)  No individual security issue exceeds 2% of total assets
(b) Also included in the balance sheet caption "Cash and Cash Equivalents" are cash and time deposits of $5,546 as of December 31, 1994 and $5,413 as of January 1, 1994.

EXABYTE CORPORATION AND SUBSIDIARIES
Schedule VIII - Valuation and Qualifying Accounts and Reserves
(In Thousands of Dollars)

     Col. A                           Col. B         Col. C       Col. D          Col. E         Col. F
- -----------------                    ------------   --------    ------------     ---------     ----------
                                      Balance       Charged
                                      at            to           Charged                         Balance
                                      Beginning     Costs        to                              at End
                                      of            and          Other                           of
Description                           Period        Expenses     Accounts        Deduction       Period
- -----------------                    ------------   --------    ------------     ---------     ----------
Year Ended January 2, 1993:
  Allowance for Doubtful Accounts         $ 676      $ 276        $   --        $  (227) (1)     $ 725
                                          ======     ======       ======         ======         ======
Year Ended January 1, 1994:
  Allowance for Doubtful Accounts        $  725      $ 353        $   --        $  (243) (1)    $  835

  Reserves for Sales Programs                --         --         1,445            (22) (2)     1,423

  Deferred Tax Valuation Allowance        2,650         --            --             --          2,650
                                         ------     ------        ------         ------         ------
                                         $3,375       $353        $1,445        $  (265)        $4,908
                                         ======     ======        ======         ======         ======
Year Ended December 31, 1994:
  Allowance for Doubtful Accounts        $  835       $ 36        $   --        $   152  (1)    $1,023

  Reserves for Sales Programs             1,423         --         5,406         (3,398) (2)     3,431

  Deferred Tax Valuation Allowance        2,650         --            --         (2,650) (3)        --
                                         ------     ------        ------         ------         ------
                                         $4,908       $ 36        $5,406        $(5,896)        $4,454
                                         ======     ======        ======         ======         ======


(1) Accounts written off, net of recoveries.
(2) Net credits issued to customers for sales programs.
(3) Reduction in income tax expense related to the liquidation of R-Byte.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Boulder, State of Colorado, on March 17, 1995.

EXABYTE CORPORATION



                     By       /s/ William L. Marriner
                              -----------------------
                              William  L. Marriner
                     Title:   Executive Vice President, Chief
                              Financial Officer and Treasurer


POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Peter D. Behrendt and William L. Marriner, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.


/s/ Peter D. Behrendt         Chairman of the                March 17, 1995
- ---------------------         Board of Directors,
Peter D. Behrendt             Chief Executive Officer
                              and President
                              (Principal Executive Officer)

/s/ William L. Marriner       Executive Vice President,      March 17, 1995
- -----------------------       Chief Financial Officer
William L. Marriner           and Treasurer(Principal
                              Financial and Accounting
                              Officer)

/s/ David L. Riegel           Executive Vice President       March 17, 1995
- -------------------           and Chief Operating Officer
David L. Riegel

/s/ Bruce M. Holland          Director                       March 17, 1995
- --------------------
Bruce M. Holland



/s/ James M. McCoy            Director                       March 17, 1995
- ------------------
James M. McCoy



/s/ Mark W. Perry             Director                       March 17, 1995
- -----------------
Mark W. Perry



/s/ Ralph Z. Sorenson         Director                       March 17, 1995
- ---------------------
Ralph Z. Sorenson



/s/ Thomas G. Washing         Director                       March 17, 1995
- ---------------------
Thomas G. Washing