Form 10-Q
period 1995-04-01
EXABYTE CORP /DE/
filed 1995-05-16
CIK 855109

- -----------------------------------------------------------------------------
                       Washington, D.C.  20549
                 SECURITIES AND EXCHANGE COMMISSION
                                10-Q

        Quarterly Report Pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934

                For the quarter ended April 1, 1995
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

      Yes          /X/                      No          /  /


As of May 15, 1995, there were 21,686,139 shares outstanding of the Registrant's Common Stock (par value $0.001 per share).

EXABYTE CORPORATION AND SUBSIDIARIES



TABLE OF CONTENTS



PART I     FINANCIAL INFORMATION
                                                                        Page

Item 1.     Financial Statements
            Consolidated Balance Sheets --
                 April 1, 1995 and December 31, 1994 .............        3

            Consolidated Statements of Operations --
                 Three Months Ended April 1, 1995 and
                 April 2, 1994 (Unaudited)........................        4

            Consolidated Statements of Cash Flows --
                 Three Months Ended April 1, 1995 and
                 April 2, 1994 (Unaudited)........................        5-6

            Notes to Consolidated Financial Statements
                (Unaudited).......................................        7-8


Item 2.     Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations.......................................        9-13




PART II.   OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K.......................      14-16

PART I  Item 1.  Financial Statements
EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS                                                April 1,     December 31,
                                                        1995          1994
                                                      --------      --------
Current assets:
     Cash and cash equivalents...............          $77,621       $46,233
     Short-term investments..................            2,084        34,111
     Accounts receivable, less allowance
       for doubtful accounts and customer
       returns and credits of $4,431 and
       $4,454, respectively..................           61,491        64,940
     Inventories.............................           67,454        48,236
     Deferred income taxes...................            7,410         7,329
     Other current assets....................            3,364         2,750
                                                      --------      --------
          Total current assets...............          219,424       203,599
Property and equipment, net..................           33,092        29,166
Deferred Income Taxes........................            6,458         6,458
Other assets.................................            3,406         3,542
                                                      --------      --------
                                                      $262,380      $242,765
                                                      ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable........................          $28,874       $20,459
     Accrued liabilities.....................           22,274        21,345
     Accrued income taxes....................            6,278         3,600
     Obligations under capital leases........              219           217
                                                      --------      --------
          Total current liabilities..........           57,645        45,621
Long-term obligations under capital leases...              185           237
                                                      --------      --------
          Total liabilities..................           57,830        45,858
Stockholders' equity:                                 --------      --------
     Preferred stock, $.001 par value;
       14,000 shares authorized; no shares
       issued and outstanding................              --             --
     Common stock, $.001 par value; 50,000
       shares authorized; 21,672 and 21,657
       shares issued and outstanding,
       respectively..........................               22            22
     Capital in excess of par value..........           57,378        57,208
     Treasury stock, at cost, 15 shares
      outstanding for both periods...........               (9)           (9)
     Retained earnings.......................          147,159       139,686
                                                      --------      --------
          Total stockholders' equity                   204,550       196,907
                                                      --------      --------
                                                      $262,380      $242,765
                                                      ========      ========

      The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

                                                        Three Months Ended
                                                      April 1,      April 2,
                                                        1995          1994
                                                      -------       --------
Net sales....................................         $96,193        $86,894
Cost of goods sold...........................          66,444         59,524
                                                      -------        -------
Gross profit.................................          29,749         27,370

Operating expenses:
     Selling, general and administrative.....          10,660          9,412
     Research and development................           8,857          7,617
                                                      -------        -------
Income from operations.......................          10,232         10,341
Other income, net............................           1,444            628
                                                      -------        -------
Income before income taxes...................          11,676         10,969

Provision for income taxes...................           4,203          3,949
                                                      -------        -------
Net income...................................          $7,473         $7,020
                                                      =======        =======

Net income per share.........................           $0.34          $0.32
                                                      =======        =======
Common and common
     equivalent shares used in the
     calculation of net income
     per share                                         22,135         21,891
                                                      =======        =======

          The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)


                                                        Three Months Ended
                                                     ----------------------
                                                     April 1,       April 2,
                                                       1995           1994
                                                     --------       --------
Cash flows from operating activities:
     Cash received from customers............         $99,925        $86,718
     Cash paid to suppliers and employees....         (94,063)       (69,121)
     Interest received.......................           1,006            387
     Interest paid...........................             (38)           (36)
     Income taxes paid.......................          (1,607)        (2,608)
          Net cash provided by                       --------       --------
            operating activities.............           5,223         15,340
                                                     --------       --------

Cash flows from investing activities:
     Sale (purchase) of short-term
       investments, net......................          32,027        (28,000)
     Capital expenditures....................          (5,982)        (3,578)
          Net cash provided (used) by                --------       --------
            investing activities.............          26,045        (31,578)
                                                     --------       --------


Cash flows from financing activities:
     Net proceeds from issuance of
       common stock..........................             169          1,543
     Principal payments under capital
       lease obligations.....................             (49)           (84)
          Net cash provided by                       --------       --------
            financing activities.............             120          1,459
                                                     --------       --------


Net increase (decrease) in cash and cash
     equivalents.............................          31,388        (14,779)
Cash and cash equivalents at beginning
     of period...............................          46,233         44,995
                                                     --------       --------
Cash and cash equivalents at end
     of period...............................         $77,621        $30,216
                                                     ========       ========




          The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

                                                        Three Months Ended
                                                        ------------------
                                                       April 1,     April 2,
                                                        1995         1994
                                                      --------     --------
Reconciliation of net income to net cash
  provided by operating activities:
     Net income................................       $ 7,473        $ 7,020
     Adjustments to reconcile net income to
       net cash provided by operating activities:
       Depreciation, amortization
         and other.............................         2,958          3,583
       Deferred income tax provision...........           (81)        (1,209)
       Provision for losses and reserves
         on accounts receivable................           730            964

Change in assets and liabilities:
     Accounts receivable.......................         2,719         (1,525)
     Inventories...............................       (19,900)          (677)
     Other current assets......................          (614)          (647)
     Other assets..............................           (84)          (248)
     Accounts payable..........................         8,415          5,322
     Accrued liabilities.......................           929            207
     Accrued income taxes......................         2,678          2,550
                                                      -------        -------
          Net cash provided by
            operating activities...............       $ 5,223        $15,340
                                                      =======        =======

Supplemental schedule of non-cash
  investing and financing activities:
     Transfer of inventories to
       property and equipment..................        $  682         $  776
     Disposal of fully depreciated
       property and equipment..................           581            333
     Capital lease obligations.................            --            418






     The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1--ACCOUNTING PRINCIPLES

The consolidated balance sheet as of April 1, 1995, the consolidated statements of operations for the three months ended April 1, 1995 and April 2, 1994, as well as the consolidated statements of cash flows for the three months ended April 1, 1995 and April 2, 1994, have been prepared by the Company without an audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation thereof, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with financial statements and notes thereto included in the Company's December 31, 1994 annual report to stockholders heretofore filed with the Commission as Part
II to the Company's Annual Report on Form 10-K. The results of operations for interim periods presented are not necessarily indicative of the operating results for the full year.

Note 2--INVENTORIES

Inventories consist of the following:

                                                      April 1,     December 31,
                                                        1995          1994
                                                      --------     ----------
                                                           (In thousands)
Raw materials and component parts............         $39,170        $34,125
Work-in-process..............................           2,710          1,914
Finished goods...............................          25,574         12,197
                                                      -------        -------
                                                      $67,454        $48,236
                                                      =======        =======

Note 3--ACCRUED LIABILITIES

Accrued liabilities consist of the following:

                                                      April 1,    December 31,
                                                        1995         1994
                                                      --------     ---------
                                                           (In thousands)
Wages and employee benefits..................         $ 6,530        $ 7,917
Warranty and other related costs.............          11,815         11,839
Other........................................           3,929          1,589
                                                      -------        -------
                                                      $22,274        $21,345
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Shareholders are advised to review Item 1 of the Company's Form 10-K, filed March 17, 1995 ("1994 Form 10K") for a discussion of risks applicable to the Company's business as well as a general discussion of the Company's business. Subsequent to the filing of the 1994 Form 10-K, the Company withdrew the previously announced EXB-2502 and EXB-2502c products based upon quarter-inch technology. The Company has also ceased development of the previously announced EXB-4402 and EXB-4402c products based upon 4mm technology. The Company has further announced the consolidation of its 4mm research and development facility in San Jose, California and its quarter-inch research and development facility in Ann Arbor, Michigan to a facility to be located at or around the Company's headquarters in Boulder, Colorado.

The Company wrote off in the first quarter certain inventories associated with the EXB-2502 and EXB-2502c that were deemed to be obsolete as a result of the withdrawal of these products. In addition, the Company continues to assess any further financial risks associated with the discontinuance of the above products as well as of the end-of-life line of 5 1/4" full-high tape subsystems and related libraries. Management is currently of the opinion that inventory not written off in the first quarter is generally applicable to the final production of such products or is otherwise applicable to the manufacture of other of the Company's products. However, there can be no assurance that the finished goods, work-in-process or raw material inventory associated with any discontinued products will not be deemed by the Company at some point in the future to be excess to the Company's requirement or otherwise obsolete. Any such determination would result in a write-off and such write-off could have a material adverse effect on the Company's results of operations. In addition, there can be no assurance that the Company will not sell such discontinued products at a price below the cost of manufacturing such products and thereby adversely affect the Company's overall gross margin which could have a material adverse effect on the Company's results of operations.

RESULTS OF OPERATIONS

The following table sets forth unaudited operating results for the three month periods ended April 1, 1995 and April 2, 1994 as a percentage of sales in each of these periods. This data has been derived from the unaudited consolidated financial statements.

                                                        Three Months Ended
                                                       ---------------------
                                                      April 1,       April 2,
                                                        1995           1994
                                                       ------         ------
Net sales....................................          100.0%         100.0%
Cost of goods sold...........................           69.1           68.5
                                                       ------         ------
Gross margin.................................           30.9           31.5

Operating expenses:
  Selling, general and administrative........           11.1           10.8
  Research and development...................            9.2            8.8
                                                       ------         ------
Income from operations.......................           10.6           11.9
Other income, net............................            1.5            0.7
                                                       ------         ------
Income before income taxes...................           12.1           12.6
Provision for income taxes...................            4.3            4.5
                                                       ------         ------
Net income...................................            7.8%           8.1%
                                                       ======         ======

NET SALES

Net sales for the three month period ended April 1, 1995 of $96.2 million, represented an increase over the corresponding period in 1994 of 11%. This sales increase was the result of increased shipments of 8mm half-high, 4mm and quarter-inch drives and library products. Consumable sales and service revenues also grew. Partially offsetting these increases was a reduction in the shipments of 8mm full-high drives as well as decreases in the average selling prices of most products.

During the first three months of 1995, sales of the Company's full-high products have decreased as customer demand shifts toward the Company's half-high products. This shift is evident in both drives and libraries.
It is expected to continue, especially as the full-high products reach their end-of-life phase. Sales of the Company's full-high drives, the EXB-8200 and EXB-8500, decreased to 1.0% and 5.2%, respectively, for the first three months of 1995 compared to 7.7% and 21.5%, respectively, for the same period during 1994. Demand for drives has shifted to the half-high EXB-8205 and EXB-8505, whose sales increased to 3.9% and 46.7% of sales, respectively, during the first quarter of 1995 from 3.3% and 33.7%, respectively, for the same period during 1994. Sales of the full-high library products, the EXB-10, EXB-60 and EXB-120 decreased to 4.9% of sales during the first three months of 1995, compared to 8.5% for the same period in the prior year. Sales of libraries have shifted to the half-high EXB-210, EXB-440 and EXB-480, whose sales represented 11.2% during the first quarter of 1995, compared to 0.2% for the same period in the prior year. The remainder of sales during the first three months of 1995 and 1994, along with a recap of the products described above are listed in the following table.

PRODUCT MIX TABLE
(As a Percentage of Net Sales)

                                         Three Months Ended
                                         ------------------
                                         April 1,  April 2,
                                          1995       1994
                                         -------    -------
8mm products:
- ------------
     EXB-8200..........................     1.0%      7.7%
     EXB-8500..........................     5.2      21.5
     EXB-8205..........................     3.9       3.3
     EXB-8505..........................    46.7      33.7
     Stand-alone subsystems
       (for above products)............     4.9       7.1
     EXB-10, 60 and 120................     4.9       8.5
     EXB-210, 440 and 480..............    11.2       0.2

4mm and quarter-inch cartridge products:
- ----------------------------------------
     EXB - 4200........................     6.0       4.2
     EXB - 2501........................     1.9       1.3

Consumables............................     9.5       8.4
Service, spares and other..............     6.3       5.6
Sales allowances.......................    (1.5)     (1.5)
                                         ------    ------
                                          100.0%    100.0%
                                         ======    ======

The customer mix during the first quarter of 1995 shifted from value added resellers ("VAR's") to original equipment manufacturers ("OEM's") and distributors. OEM customers accounted for 39% of sales during the first quarter of 1995 compared to 36% of sales for the comparable period in 1994. VAR's accounted for 22% of sales during the first quarter of 1995 compared to 27% for the comparable period in 1994. Sales to distributors increased slightly to 39% of sales during the first quarter of 1995 compared to 37% for the comparable period in 1994. This shift in customer mix was primarily the result of greater sales to existing OEM and distributor accounts.

During the first quarter of 1995, one OEM customer accounted for 17% of sales compared to 15% of sales for the same period in 1994. No other customers accounted for 10% or more of sales in any of these periods. Since this and other major customers also sell competing products and continually review new technologies, there can be no assurance that sales to this or any other customers will continue to represent the same portion of the Company's future revenue.

GROSS MARGIN

The Company's gross margin percentage decreased to 30.9% for the first quarter of 1995 compared to 31.5% for the first quarter of 1994. The Company currently expects continued price erosion in all of its ongoing products due to the competitive nature of the storage peripherals business. Future gross margins will also be adversely impacted by price erosion and costs associated with end-of-life programs related to the production of the Company's full-high drive and full-high library products. Also future gross margins may be impacted by the Company's decision to cancel development of the EXB-2502 or the impact of the introduction of competing quarter-inch products. The Company also expects product costs to be impacted by the result of weakness of the U.S. dollar relative to component parts purchased in Japanese yen. The Company currently expects these adverse trends to be partially offset by the effect of continued cost control efforts combined with an improvement in the product mix towards the higher margin half-high drives.

OPERATING EXPENSES

Selling, general and administrative expenses increased slightly as a percentage of sales to 11.1% for the first quarter of 1995 compared to 10.8% for the same period in 1994. The principal components of these sales-related costs include salaries and benefits, sales commissions, advertising and promotions expenses.

Research and development expenditures increased to 9.2% of sales for the first quarter of 1995 compared to 8.8% for the same period in 1994. This increase is due to emphasis on improvements of current products and commitment to the development of new products including Mammoth. The consolidation of the 4mm and quarter-inch research and development organizations is not expected to result in a material impact on total 1995 research and development expenses.

OTHER INCOME, NET

Other income (expense), net, consists primarily of interest income, royalty income, interest expense, royalty expense, state franchise taxes and other miscellaneous items.

TAXES

The provision for income taxes for the first three months of 1995 remained at 36.0% of income before taxes and was consistent with the comparable period of 1994.

NET INCOME

Net income per share increased slightly to $0.34 in the first quarter of 1995 compared to $0.32 in the first quarter of 1994. This increase was primarily the result of increased other income.

LIQUIDITY AND CAPITAL RESOURCES

During the first three months of 1995, the Company generated $5.2 million of cash from operating activities, generated $169,000 in proceeds from the sale of common stock and expended $6.0 million for capital equipment. Together, these activities resulted in a net decrease in the combined balance of cash and short-term investments of $638,000 to a quarter-ending balance of $79.7 million. The Company's working capital increased to $161.8 million on April
1, 1995 from $158.0 million on December 31, 1994.

The Company has a $7.5 million bank line of credit which expires April 30, 1996, with borrowings under the line limited to 80% of eligible accounts receivable plus 25% of eligible inventory (limited to $3,000,000). On May 1, 1995 the amount available under the line was $7.5 million and no borrowings were outstanding. Borrowings under the line of credit bear interest at the lower of the bank's prime rate or LIBOR + 2%. The ability to borrow under this line of credit is dependent upon the Company's adherence to a set of financial covenants, including the need to be profitable on a quarterly basis. The Company is currently in compliance with all such covenants.

The Company believes its existing sources of liquidity and funds expected to be generated from operations will provide adequate cash to fund the Company's anticipated working capital and other cash requirements through fiscal 1995.

PART II.




Item 6.  Exhibits and Reports on Form 8-K

(a)     Exhibit Index

          Exhibit
          Number               Description
          -------              -----------
          27.0                Financial Data Schedule



(b) Reports on Form 8-K: There were no reports on Form 8-K for the three month period ended April 1, 1995.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  EXABYTE CORPORATION
                                  Registrant



Date  May 15, 1995                   By   William L. Marriner
     -----------------------             ------------------------
                                         Executive Vice President and Chief
                                         Financial Officer
                                         (Principal Financial and Accounting
                                         Officer)