Form 10-Q
period 1995-07-01
EXABYTE CORP /DE/
filed 1995-08-14
CIK 855109

-----------------------------------------------------------------------------
                       Washington, D.C.  20549
                 SECURITIES AND EXCHANGE COMMISSION
                                10-Q

        Quarterly Report Pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934

                For the quarter ended July 1, 1995
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

      Yes          /X/                      No          /  /


As of August 9, 1995, there were 21,754,609 shares outstanding of the Registrant's Common Stock (par value $0.001 per share).

EXABYTE CORPORATION AND SUBSIDIARIES



TABLE OF CONTENTS



PART I     FINANCIAL INFORMATION
                                                                        Page

Item 1.     Financial Statements
            Consolidated Balance Sheets --
                 July 1, 1995 and December 31, 1994 ..............        3

            Consolidated Statements of Operations --
                 Three and Six Months Ended July 1, 1995 and
                 July 2, 1994 (Unaudited).........................        4

            Consolidated Statements of Cash Flows --
                 Six Months Ended July 1, 1995 and
                 July 2, 1994 (Unaudited).........................        5-6

            Notes to Consolidated Financial Statements
                (Unaudited).......................................        7-8


Item 2.     Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations.......................................        9-14




PART II.   OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K.......................      15-17

PART I  Item 1.  Financial Statements
EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS                                                July 1,     December 31,
                                                        1995          1994
                                                      --------      --------
Current assets:
     Cash and cash equivalents.................        $59,035       $46,233
     Short-term investments....................          2,057        34,111
     Accounts receivable, less allowance
       for doubtful accounts and customer
       returns and credits of $5,313 and
       $4,454, respectively....................         68,255        64,940
     Inventories...............................         64,493        48,236
     Deferred income taxes.....................          8,507         7,329
     Other current assets......................          4,633         2,750
                                                      --------      --------
          Total current assets.................        206,980       203,599
Property and equipment, net....................         36,142        29,166
Deferred income taxes..........................          6,458         6,458
Other assets...................................          4,436         3,542
                                                      --------      --------
                                                      $254,016      $242,765
                                                      ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable..........................        $18,726       $20,459
     Accrued liabilities.......................         23,307        21,345
     Accrued income taxes......................          3,857         3,600
     Current portion of long-term obligations..            473           217
                                                      --------      --------
          Total current liabilities............         46,363        45,621
Long-term obligations..........................            873           237
                                                      --------      --------
          Total liabilities....................         47,236        45,858
Stockholders' equity:                                 --------      --------
     Preferred stock, $.001 par value;
       14,000 shares authorized; no shares
       issued and outstanding..................            --             --
     Common stock, $.001 par value; 50,000
       shares authorized; 21,731 and 21,657
       shares issued and outstanding,
       respectively............................             22            22
     Capital in excess of par value............         57,918        57,208
     Treasury stock, at cost, 15 shares
      outstanding for both periods.............             (9)           (9)
     Retained earnings.........................        148,849       139,686
                                                      --------      --------
          Total stockholders' equity                   206,780       196,907
                                                      --------      --------
                                                      $254,016      $242,765
                                                      ========      ========

      The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

                                                        Three Months Ended           Six Months Ended
                                                      July 1,        July 2,      July 1,         July 2,
                                                        1995          1994         1995            1994
                                                      -------       --------      --------       --------
Net sales....................................         $96,983        $92,681      $193,177       $179,575
Cost of goods sold...........................          73,728         62,863       140,173        122,388
                                                      -------        -------      --------       --------
Gross profit.................................          23,255         29,818        53,004         57,187

Operating expenses:
     Selling, general and administrative.....          11,951         10,552        22,611         19,963
     Research and development................           9,237          8,133        18,094         15,750
                                                      -------        -------      --------       --------
Income from operations.......................           2,067         11,133        12,299         21,474
Other income, net............................             140            485         1,584          1,113
                                                      -------        -------      --------       --------
Income before income taxes...................           2,207         11,618       $13,883        $22,587

Provision for income taxes...................             517          4,182         4,720          8,131
                                                      -------        -------      --------       --------
Net income...................................          $1,690         $7,436        $9,163        $14,456
                                                      =======        =======      ========       ========

Net income per share.........................           $0.08          $0.34         $0.42          $0.66
                                                      =======        =======      ========       ========
Common and common
     equivalent shares used in the
     calculation of net income
     per share                                         21,924         21,828        22,030         21,860
                                                      =======        =======      ========       ========

          The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)


                                                        Six Months Ended
                                                     -----------------------
                                                      July 1,        July 2,
                                                       1995           1994
                                                     --------       --------
Cash flows from operating activities:
     Cash received from customers............        $190,224       $174,871
     Cash paid to suppliers and employees....        (193,447)      (148,020)
     Interest received.......................           1,850          1,095
     Interest paid...........................             (98)           (75)
     Income taxes paid.......................          (5,641)       (10,414)
          Net cash provided (used) by                --------       --------
            operating activities.............          (7,112)        17,457
                                                     --------       --------

Cash flows from investing activities:
     Sale (purchase) of short-term
       investments, net......................          32,053        (19,800)
     Capital expenditures....................         (12,687)        (7,517)
          Net cash provided (used) by                --------       --------
            investing activities.............          19,366        (27,317)
                                                     --------       --------


Cash flows from financing activities:
     Net proceeds from issuance of
       common stock..........................             710          2,134
     Principal payments of long-term
       obligations...........................            (162)          (162)
          Net cash provided by                       --------       --------
            financing activities.............             548          1,972
                                                     --------       --------


Net increase (decrease) in cash and cash
     equivalents.............................          12,802         (7,888)
Cash and cash equivalents at beginning
     of period...............................          46,233         44,995
                                                     --------       --------
Cash and cash equivalents at end
     of period...............................         $59,035        $37,107
                                                     ========       ========




          The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

                                                         Six Months Ended
                                                        ------------------
                                                       July 1,      July 2,
                                                        1995         1994
                                                      --------     --------
Reconciliation of net income to net cash
  provided by operating activities:
     Net income................................       $ 9,163        $14,456
     Adjustments to reconcile net income to
       net cash provided(used) by operating
       activities:
       Depreciation, amortization
         and other.............................         7,379          7,482
       Deferred income tax provision...........        (1,178)        (2,384)
       Provision for losses and reserves
         on accounts receivable................         3,624          2,160

Change in assets and liabilities:
     Accounts receivable.......................        (6,939)        (7,402)
     Inventories...............................       (17,485)            77
     Other current assets......................        (1,883)        (1,889)
     Other assets..............................          (279)           (79)
     Accounts payable..........................        (1,733)         2,140
     Accrued liabilities.......................         1,962          2,795
     Accrued income taxes......................           257            101
                                                      -------        -------
       Net cash provided(used) by operating
         activities............................       $(7,112)       $17,457
                                                      =======        =======
Supplemental schedule of non-cash
  investing and financing activities:
     Transfer of inventories to
       property and equipment..................       $ 1,228        $ 1,677
     Disposal of fully depreciated
       property and equipment..................           581            689
     Note payable used to finance
       software licenses.......................         1,055             --






     The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1--ACCOUNTING PRINCIPLES

The consolidated balance sheet as of July 1, 1995, the consolidated statements of operations for the three and six months ended July 1, 1995 and July 2, 1994, as well as the consolidated statements of cash flows for the six months ended July 1, 1995 and July 2, 1994, have been prepared by the Company without an audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation thereof, have been made.

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


Note 2--INVENTORIES

Inventories consist of the following:

                                                       July 1,     December 31,
                                                        1995          1994
                                                      --------     ----------
                                                           (In thousands)
Raw materials and component parts............         $30,891        $34,125
Work-in-process..............................           2,603          1,914
Finished goods...............................          30,999         12,197
                                                      -------        -------
                                                      $64,493        $48,236
                                                      =======        =======

Note 3--ACCRUED LIABILITIES

Accrued liabilities consist of the following:

                                                       July 1,    December 31,
                                                        1995         1994
                                                      --------     ---------
                                                           (In thousands)
Wages and employee benefits..................         $ 7,108        $ 7,917
Warranty and other related costs.............          13,430         11,839
Other........................................           2,769          1,589
                                                      -------        -------
                                                      $23,307        $21,345
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

High technology companies, such as Exabyte, are subject to numerous risks and uncertainties. The risk factors and information set forth in Item 1 to the Company's 1994 Form 10-K, filed March 17, 1995 ("1994 Form 10-K"), as modified herein, should be carefully considered in the evaluation of the Company, its business and its investment value.

Product Development; Mammoth: The Company has produced early evaluation units of its announced Mammoth product and currently expects, subject to the conditions and qualifications provided in the 1994 Form 10-K, limited commercial availability of the Mammoth product by the end of 1995. The foregoing description is a forward-looking statement and is subject to risk. See "1994 Form 10-K--Item 1--Risk Factors--Product Development; Mammoth" and "--Item 1--Business Strategy and Products."

Dependence On Key Vendors; Sony: The Company and Sony Corporation ("Sony") are currently renegotiating certain terms and conditions of their agreement for the supply by Sony to the Company of the 8mm mechanical tape deck. Among the items under renegotiation are product pricing and the possible elimination of provisions relating to the sharing of certain foreign exchange currency risks. See "1994 Form 10-K--Item 1--Risk Factors-- Dependence On Key Vendors; Sony" and "--Risk Factors--Risks Related to Foreign Sourcing."

Product Discontinuance: The Company withdrew the previously-announced EXB-2502 and EXB-2502c products based upon quarter-inch technology. The Company has also ceased development of the previously-announced EXB-4402 and EXB-4402c products based upon 4mm technology. See "1994 Form 10-K--Item 1-- Business Strategy and Products."

Inventory Obsolescence: The Company wrote off in the first quarter certain inventories associated with the EXB-2502 and EXB-2502c that were deemed to be obsolete as a result of the withdrawal of these products. In the second quarter, the Company sold certain excess component inventories at a loss and incurred cancellation charges related to the quarter-inch products. The Company continues to assess any further financial risks associated with the discontinuance of quarter-inch and 4mm products as well as of the end-of-life line of 5 1/4 inch full-high tape subsystems and related libraries. In addition, the Company continually evaluates the finished goods, work-in-process and raw material inventory, whether currently owned by the Company or committed to be purchased by the Company, related to both discontinued and existing products. There can be no assurance that such evaluations will not result in the determination by the Company that such inventory will be deemed to be excess to the Company's requirements or otherwise obsolete. Any such determination would result in a write-off and such write-off could have a material adverse effect on the Company's results of operations. In addition, there can be no assurance that the Company will not sell discontinued or existing products at a price below the cost of manufacturing such products and thereby adversely affect the Company's overall gross margin which could have a material adverse effect on the Company's results of operations.

Third Party Proprietary Rights: The Company is currently in discussion with IBM regarding the extent, if any, of the Company's financial obligations under the Company's license from IBM of IBM's IDRC, a data compression algorithm. IBM may assert that the Company has a substantial payment obligation under such license. The Company believes that it has adequately reserved for such payments in all material respects. However, there can be no assurance that the Company's position will ultimately prevail, in which case there could be a payment obligation by the Company which could have a material adverse effect on the Company's results of operations. See "1994 Form 10-K--Item 1--Risk Factors--Third Party Proprietary Rights."


RESULTS OF OPERATIONS

The following table sets forth unaudited operating results for the three and six month periods ended July 1, 1995 and July 2, 1994 as a percentage of sales in each of these periods. This data has been derived from the unaudited consolidated financial statements.

                                                        Three Months Ended            Six Months Ended
                                                       ---------------------       -----------------------
                                                       July 1,        July 2,       July 1,        July 2,
                                                        1995           1994          1995           1994
                                                       ------         ------        ------         ------
Net sales....................................          100.0%         100.0%        100.0%         100.0%
Cost of goods sold...........................           76.0           67.8          72.6           68.2
                                                       ------         ------        ------         ------
Gross margin.................................           24.0           32.2          27.4           31.8

Operating expenses:
  Selling, general and administrative........           12.3           11.4          11.7           11.1
  Research and development...................            9.5            8.8           9.4            8.7
                                                       ------         ------        ------         ------
Income from operations.......................            2.2           12.0           6.3           12.0
Other income, net............................            0.1            0.5           0.8            0.6
                                                       ------         ------        ------         ------
Income before income taxes...................            2.3           12.5           7.1           12.6
Provision for income taxes...................            0.6            4.5           2.4            4.5
                                                       ------         ------        ------         ------
Net income...................................            1.7%           8.0%          4.7%           8.1%
                                                       ======         ======        ======         ======

NET SALES

Net sales for the three and six month periods ended July 1, 1995 of $97.0 million and $193.2 million, respectively, represented an increase over the corresponding periods in 1994 of 4.6% and 7.6%, respectively. These sales increases were the result of increased shipments of 8mm half-high drives and libraries, 4mm drives and quarter-inch drives. Consumable sales and service revenues also grew. Partially offsetting these increases was a reduction in the shipments of 8mm full-high drives and libraries as well as decreases in the average selling prices of most products.

During the first six months of 1995, sales of the Company's full-high products have decreased as customer demand shifts toward the Company's half-high products. This shift is evident in both drives and libraries. It is expected to continue, especially as the full-high products reach their end-of-life phase. Sales of the Company's full-high drives, the EXB-8200 and EXB-8500, decreased to 1.0% and 4.3%, respectively, for the first six months of 1995 compared to 7.7% and 18.1%, respectively, for the same period during 1994. Demand for drives has shifted to the half-high EXB-8205 and EXB-8505, whose sales increased to 4.0% and 47.3% of sales, respectively, during the first six months of 1995 from 3.2% and 38.5%, respectively, for the same period during 1994. Sales of the full-high library products, the EXB-10, EXB-10i, EXB-10e, EXB-60 and EXB-120 decreased to 3.2% of sales during the first six months of 1995, compared to 7.9% for the same period in the prior year. Sales of libraries have shifted to the half-high EXB-10h, EXB-210, EXB-440 and EXB-480, whose sales represented 11.9% of sales during the first half of 1995 compared to 0.6% for the same period in the prior year. The remainder of sales during the first six months of 1995 and 1994, along with a recap of the products described above are listed in the following table.


PRODUCT MIX TABLE
(As a Percentage of Net Sales)

                                          Six Months Ended
                                         ------------------
                                         July 1,    July 2,
                                          1995       1994
                                         -------    -------
8mm products:
------------
     EXB-8200..........................     1.0%      7.7%
     EXB-8500..........................     4.3      18.1
     EXB-8205..........................     4.0       3.2
     EXB-8505..........................    47.3      38.5
     Stand-alone subsystems
       (for above products)............     6.4       6.0
     EXB-10, 10i, 10e, 60 and 120......     3.2       7.9
     EXB-10h, 210, 440 and 480.........    11.9       0.6

4mm and quarter-inch cartridge products:
----------------------------------------
     EXB-4200..........................     6.2       4.1
     EXB-2501 and EXB-1500.............     2.2       1.3

Consumables............................     9.4       8.6
Service, spares and other..............     5.7       5.4
Sales allowances.......................    (1.6)     (1.4)
                                         ------    ------
                                          100.0%    100.0%
                                         ======    ======

The customer mix during the second quarter and first six months of 1995 shifted from original equipment manufacturers ("OEMs") and value added resellers ("VARs") to distributors and end-users. OEM customers accounted for 42% and 41% of sales, respectively, during the second quarter and first six months of 1995 compared to 46% and 41%, respectively, of sales for the comparable periods in 1994. VARs accounted for 13% and 16%, respectively, of sales during the second quarter and first half of 1995 compared to 22% and 24%, respectively, for the comparable periods in 1994. Sales to distributors increased to 40% and 39% of sales, respectively, for the second quarter and first six months of 1995 compared to 30% and 33%, respectively, for the comparable periods in 1994. Sales to end-users increased to 5% and 4%, respectively, of sales during the second quarter and first half of 1995 compared to 2% and 2%, respectively, for the comparable periods in 1994.
This shift in customer mix was primarily the result of greater sales to existing distributor and end-user accounts.

For both the second quarter and first six months of 1995, one OEM customer accounted for 16% of sales compared to 26% and 21% of sales, respectively, for the same periods in 1994. No other customers accounted for 10% or more of sales in any of these periods. Since this and other major customers also sell competing products and continually review new technologies, there can be no assurance that sales to this or any other customers will continue to represent the same portion of the Company's future revenue.


GROSS MARGIN

Gross margin percentages for the second quarter and first six months of 1995 decreased to 24.0% and 27.4%, respectively, compared to 32.2% and 31.8% for the same periods in 1994. Gross margins were affected by a number of factors during the second quarter and first six months of 1995.
A decline in the value of the dollar versus the yen resulted in significantly higher dollar costs for Japanese components in several products. The change in relative customer mix from higher margin VARs to lower margin OEMs affected the margin adversely, as did a shift in product mix to lower margin 4mm and quarter-inch drives and new entry-level 4mm and 8mm libraries. Additionally, full-high products were sold at reduced prices. In an effort to reduce levels of quarter-inch inventories, excess component inventories were sold at a loss and cancellation charges were incurred.
The Company currently expects continued price erosion in all of its products due to the competitive nature of the storage peripherals business.


OPERATING EXPENSES

Selling, general and administrative expenses increased as a percentage of sales to 12.3% and 11.7%, respectively, for the second quarter and first six months of 1995 compared to 11.4% and 11.1%, respectively, for the same periods in 1994. In absolute dollars, these expenses for the second quarter and first six months of 1995 increased $1.4 million and $2.6 million, respectively, over the same periods in the previous year. Increases are primarily the result of overall growth in our European sales operations and increased promotional activities.

Research and development expenditures increased to 9.5% and 9.4% of sales, respectively, for the second quarter and first six months of 1995 compared to 8.8% and 8.7%, respectively, for the comparable periods in 1994. In absolute dollars these expenses for the second quarter and first six months of 1995 increased $1.1 million and $2.3 million, respectively, over the same periods in the previous year. Increases can be attributed to the acquisition of an engineering subsidiary, Exabyte Magnetics GmbH, in October of 1994, increased expenditures related to the Mammoth product and an increased focus on providing software solutions to our customers.

Both selling, general and administrative and research and development expenditures were modestly impacted by shutdown and severance costs related to closure and consolidation of facilities in Ann Arbor, Michigan, San Jose, California, and Lenexa, Kansas.


OTHER INCOME (EXPENSE), NET

Other income (expense), net, consists primarily of interest income, royalty income, interest expense, royalty expense, state franchise taxes, foreign currency revaluation gains and losses and other miscellaneous items.


TAXES

The provision for income taxes for the first six months of 1995 decreased to 34.0% of income before taxes from 36.0% in the prior year. The Company currently expects the effective tax rate for 1995 to be approximately 34.0%


NET INCOME

Net income per share decreased to $0.08 and $0.42, respectively, for the second quarter and first six months of 1995 compared to $0.34 and $0.66, respectively, for the same periods in 1994. This decrease was primarily the result of lower gross margins and higher operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

During the first six months of 1995, the Company expended $7.1 million of cash on operating activities, generated $710,000 in proceeds from the sale of common stock, expended $162,000 on long-term obligations and $12.7 million for capital equipment. Together, these activities resulted in a net decrease in the combined balance of cash and short-term investments of $19.3 million to a quarter-ending balance of $61.1 million. The Company's working capital increased to $160.6 million on July 1, 1995 from $158.0 million on December 31, 1994.

The Company has a $7.5 million bank line of credit which expires April 30, 1996, with borrowings under the line limited to 80% of eligible accounts receivable plus 25% of eligible inventory (limited to $3,000,000). On July 1, 1995 the amount available under the line was $7.5 million and no borrowings were outstanding. Borrowings under the line of credit bear interest at the lower of the bank's prime rate or LIBOR + 2%. The ability to borrow under this line of credit is dependent upon the Company's adherence to a set of financial covenants, including the need to be profitable on a quarterly basis. The Company is currently in compliance with all such covenants.

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

PART II.




Item 6.  Exhibits and Reports on Form 8-K

(a)     Exhibit Index

          Exhibit
          Number               Description
          -------              -----------
          27.0                Financial Data Schedule



(b) Reports on Form 8-K: There were no reports on Form 8-K for the three month period ended July 1, 1995.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  EXABYTE CORPORATION
                                  Registrant



Date:  August 11, 1995                By:  William L. Marriner
       -----------------------             ------------------------
                                           Executive Vice President and Chief
                                           Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)