Form 10-Q/A
period 1995-07-01
EXABYTE CORP /DE/
filed 1995-08-17
CIK 855109

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

Third Party Proprietary Rights: The Company is currently in discussion with IBM regarding the extent, if any, of the Company's financial obligations under the Company's license from IBM of IBM's IDRC, a data compression algorithm. IBM may assert that the Company has a payment obligation under such license in excess of the amount the Company has reserved for such obligation. While it is the Company's position with IBM that it has no payment obligation materially in excess of the amount reserved by the Company, there can be no assurance that the Company's position will ultimately prevail, in which case there could be a payment obligation by the Company which could have a material adverse effect on the Company's results of operations. See "1994 Form 10-K--
Item 1--Risk Factors--Third Party Proprietary Rights."


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