Form 10-Q
period 1995-09-30
EXABYTE CORP /DE/
filed 1995-11-14
CIK 855109

-----------------------------------------------------------------------------
                       Washington, D.C.  20549
                 SECURITIES AND EXCHANGE COMMISSION
                                10-Q

        Quarterly Report Pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934

                For the quarter ended September 30, 1995
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

      Yes          /X/                      No          /  /


As of November 6, 1995, there were 21,779,541 shares outstanding of the Registrant's Common Stock (par value $0.001 per share).

EXABYTE CORPORATION AND SUBSIDIARIES



TABLE OF CONTENTS



PART I     FINANCIAL INFORMATION
                                                                        Page

Item 1.     Financial Statements
            Consolidated Balance Sheets --
                 September 30, 1995 and December 31, 1994 ........        3

            Consolidated Statements of Operations --
                 Three and Nine Months Ended September 30, 1995
                 and October 1, 1994 (Unaudited)..................        4

            Consolidated Statements of Cash Flows --
                 Nine Months Ended September 30, 1995 and
                 October 1, 1994 (Unaudited)......................        5-6

            Notes to Consolidated Financial Statements
                (Unaudited).......................................        7-8


Item 2.     Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations.......................................        9-14




PART II.   OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K.......................        15-17

PART I  Item 1.  Financial Statements
EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS                                              September 30,  December 31,
                                                        1995          1994
                                                      --------      --------
Current assets:
     Cash and cash equivalents.................        $59,521       $46,233
     Short-term investments....................             --        34,111
     Accounts receivable, less allowance
       for doubtful accounts and customer
       returns and credits of $5,670 and
       $4,454, respectively....................         64,144        64,940
     Inventories...............................         43,132        48,236
     Deferred income taxes.....................         20,029         7,329
     Other current assets......................          3,075         2,750
                                                      --------      --------
          Total current assets.................        189,901       203,599
Property and equipment, net....................         37,425        29,166
Deferred income taxes..........................          8,700         6,458
Other assets...................................          2,557         3,542
                                                      --------      --------
                                                      $238,583      $242,765
                                                      ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable..........................        $20,210       $20,459
     Accrued liabilities.......................         33,874        21,345
     Accrued income taxes......................            712         3,600
     Current portion of long-term obligations..            522           217
                                                      --------      --------
          Total current liabilities............         55,318        45,621
Long-term obligations..........................            807           237
                                                      --------      --------
          Total liabilities....................         56,125        45,858
Stockholders' equity:                                 --------      --------
     Preferred stock, $.001 par value;
       14,000 shares authorized; no shares
       issued and outstanding..................            --             --
     Common stock, $.001 par value; 50,000
       shares authorized; 21,779 and 21,657
       shares issued and outstanding,
       respectively............................             22            22
     Capital in excess of par value............         58,461        57,208
     Treasury stock, at cost, 15 shares
      outstanding for both periods.............             (9)           (9)
     Retained earnings.........................        123,984       139,686
                                                      --------      --------
          Total stockholders' equity                   182,458       196,907
                                                      --------      --------
                                                      $238,583      $242,765
                                                      ========      ========

      The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

                                                        Three Months Ended           Nine Months Ended
                                                      Sept. 30,      Oct. 1,      Sept. 30,       Oct. 1,
                                                        1995          1994          1995           1994
                                                      -------       --------      --------       --------
Net sales....................................         $84,100        $99,001      $277,277       $278,576
Cost of goods sold...........................          99,772         66,443       239,945        188,831
                                                      -------        -------      --------       --------
Gross profit.................................         (15,672)        32,558        37,332         89,745

Operating expenses:
     Selling, general and administrative.....          14,725         10,646        37,336         30,609
     Research and development................          10,007          8,671        28,101         24,421
                                                      -------        -------      --------       --------
Income(loss) from operations.................         (40,404)        13,241       (28,105)        34,715
Other income(expense), net...................             (93)           485         1,491          1,598
                                                      -------        -------      --------       --------
Income(loss) before income taxes.............         (40,497)        13,726       (26,614)        36,313

Provision(benefit) for income taxes..........         (15,632)         4,941       (10,912)        13,073
                                                      -------        -------      --------       --------
Net income(loss).............................        $(24,865)        $8,785      $(15,702)       $23,240
                                                      =======        =======      ========       ========

Net income(loss) per share...................          $(1.13)         $0.40        $(0.71)         $1.06
                                                      =======        =======      ========       ========
Common and common
     equivalent shares used in the
     calculation of net income(loss)
     per share                                         22,055         21,916        22,038         21,878
                                                      =======        =======      ========       ========

          The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)


                                                        Nine Months Ended
                                                     -----------------------
                                                    September 30,   October 1,
                                                       1995           1994
                                                     --------       --------
Cash flows from operating activities:
     Cash received from customers............        $278,311       $271,845
     Cash paid to suppliers and employees....        (277,169)      (231,209)
     Interest received.......................           2,540          1,669
     Interest paid...........................            (151)          (104)
     Income taxes paid.......................          (6,918)       (17,696)
          Net cash provided (used) by                --------       --------
            operating activities.............          (3,387)        24,505
                                                     --------       --------

Cash flows from investing activities:
     Sale (purchase) of short-term
       investments, net......................          34,111        (30,400)
     Capital expenditures....................         (18,351)       (10,057)
          Net cash provided (used) by                --------       --------
            investing activities.............          15,760        (40,457)
                                                     --------       --------


Cash flows from financing activities:
     Net proceeds from issuance of
       common stock..........................           1,253          2,665
     Principal payments on long-term
       obligations...........................            (338)          (233)
          Net cash provided by                       --------       --------
            financing activities.............             915          2,432
                                                     --------       --------


Net increase (decrease) in cash and cash
     equivalents.............................          13,288        (13,520)
Cash and cash equivalents at beginning
     of period...............................          46,233         44,995
                                                     --------       --------
Cash and cash equivalents at end
     of period...............................         $59,521        $31,475
                                                     ========       ========




          The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

                                                         Nine Months Ended
                                                        ------------------
                                                    September 30,   October 1,
                                                         1995         1994
                                                      --------      --------
Reconciliation of net income (loss) to net cash
  provided (used) by operating activities:
     Net income(loss)..........................      $(15,702)       $23,240
     Adjustments to reconcile net income (loss)
       to net cash provided(used) by operating
       activities:
       Depreciation, amortization
         and other.............................        13,302         11,390
       Deferred income tax benefit.............       (14,942)        (3,848)
       Provision for losses and reserves
         on accounts receivable................         7,094          4,185
       Provision for end-of-life inventory
         write-downs...........................        31,188             --
       Write-down of fixed assets..............           850             --

Change in assets and liabilities:
     Accounts receivable.......................        (6,298)       (11,618)
     Inventories...............................       (19,719)        (2,700)
     Other current assets......................          (325)        (1,542)
     Other assets..............................          (673)             7
     Accounts payable..........................          (249)         1,496
     Accrued liabilities.......................         4,976          4,670
     Accrued income taxes......................        (2,889)          (775)
                                                      -------        -------
       Net cash provided(used) by operating
         activities............................       $(3,387)       $24,505
                                                      =======        =======
Supplemental schedule of non-cash
  investing and financing activities:
     Transfer of inventories to
       property and equipment..................       $ 1,188        $ 2,859
     Disposal of fully depreciated
       property and equipment..................           581          1,242
     Note payable used to finance
       software licenses.......................         1,055             --




     The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1--ACCOUNTING PRINCIPLES

The consolidated balance sheet as of September 30, 1995, the consolidated statements of operations for the three and nine months ended September 30, 1995 and October 1, 1994, as well as the consolidated statements of cash flows for the nine months ended September 30, 1995 and October 1, 1994, have been prepared by the Company without an audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement thereof, have been made.

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

Note 2--INVENTORIES

Inventories consist of the following:

                                                    September 30,  December 31,
                                                        1995          1994
                                                      --------     ----------
                                                           (In thousands)
Raw materials and component parts............         $21,756        $34,125
Work-in-process..............................           3,059          1,914
Finished goods...............................          18,317         12,197
                                                      -------        -------
                                                      $43,132        $48,236
                                                      =======        =======

Note 3--ACCRUED LIABILITIES

Accrued liabilities consist of the following:

                                                    September 30,  December 31,
                                                        1995         1994
                                                      --------     ---------
                                                           (In thousands)
Wages and employee benefits..................         $ 5,769        $ 7,917
Warranty and other related costs.............          17,088         11,839
Loss on purchase committments................           7,552             --
Other........................................           3,465          1,589
                                                      -------        -------
                                                      $33,874        $21,345
                                                      =======        =======

Note 4--NET INCOME (LOSS) PER SHARE

Net income per common share is based on the weighted average number of shares of common stock and common stock equivalents (dilutive stock options) outstanding during each respective period. Proceeds from the exercise of the dilutive stock options are assumed to be used to repurchase outstanding shares of the Company's common stock at the average fair market value during the period. In a period in which a loss is realized, only the weighted average number of common shares is used to compute the loss per share as the inclusion of common stock equivalents would be antidilutive.

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

Product Development; Mammoth: The Company has produced evaluation units of its announced Mammoth product and currently expects, subject to the conditions and qualifications provided in the 1994 Form 10-K, commercial availability of the Mammoth product during the first quarter of 1996. The foregoing description is a forward-looking statement and is subject to risk. See "1994 Form 10-K--Item 1--Risk Factors--Product Development; Mammoth" and "--Item 1--Business Strategy and Products."

Dependence On Key Vendors; Sony: While the Company has a contract with Sony Corporation ("Sony") for the supply of the 8mm decks, the Company and Sony frequently renegotiate certain terms and conditions of their agreement and there can be no assurance either that the supply of decks will continue or that prices will remain at their current levels. During the third quarter the parties agreed to eliminate the contractual provisions relating to the sharing of certain foreign exchange currency risks. See "1994 Form 10-K--
Item 1--Risk Factors--Dependence On Key Vendors; Sony" and "--Risk Factors-- Risks Related to Foreign Sourcing."

Third Party Proprietary Rights: The Company is currently in discussion with IBM regarding the extent, if any, of the Company's financial obligations under the Company's license from IBM of IBM's IDRC, a data compression algorithm. IBM may assert that the Company has a payment obligation under such license substantially in excess of the amount the Company has reserved for such obligations. While it is the Company's position with IBM that it has no payment obligation materially in excess of the amount reserved by the Company, there can be no assurance that the Company's position will ultimately prevail, in which case there could be a payment obligation by the Company which could have a material adverse effect on the Company's results of operations. See "1994 Form 10 K--Item 1--Risk Factors--Third Party Proprietary Rights."

Product Development Discontinuance: The Company withdrew the previously-announced EXB-2502 and EXB-2502c products based upon quarter-inch technology. The Company has also ceased development of all previously-announced products based upon 4mm technology. See "1994 Form 10-K--Item 1--Business Strategy and Products."

Inventory Write-Down and Special Charges: The Company's results of operations for the third quarter included a series of special charges, aggregating $23 million after tax or $1.02 per share, reflecting the write-down of 4mm, quarter-inch and end-of-life 8mm full-high inventories, the establishment of reserves to cover certain obligations including vendor commitments, and goodwill write-offs. The Company continually evaluates the finished goods, work-in-process and raw material inventory, whether currently owned by the Company or committed to be purchased by the Company, related to both discontinued and existing products. There can be no assurance that such evaluations will not result in the determination by the Company that such inventory will be deemed to be excess to the Company's requirements or otherwise obsolete. Any such determination would result in a write-off and such write-off could have a material adverse effect on the Company's results of operations. In addition, there can be no assurance that the Company will not sell discontinued or existing products at a price below the cost of manufacturing such products and thereby adversely affect the Company's overall gross margin which could have a material adverse effect on the Company's results of operations. See "1994 Form 10-K--Item 1--Risk Factors--Fluctuations in Quarterly Results."


RESULTS OF OPERATIONS

The following table sets forth unaudited operating results for the three and nine month periods ended September 30, 1995 and October 1, 1994 as a percentage of sales in each of these periods. This data has been derived from the unaudited consolidated financial statements.

                                                        Three Months Ended            Nine Months Ended
                                                       ---------------------       -----------------------
                                                      Sept. 30,       Oct. 1,      Sept. 30,       Oct. 1,
                                                        1995           1994          1995           1994
                                                       ------         ------        ------         ------
Net sales....................................          100.0%         100.0%        100.0%         100.0%
Cost of goods sold...........................          118.7           67.1          86.5           67.8
                                                       ------         ------        ------         ------
Gross margin.................................          (18.7)          32.9          13.5           32.2

Operating expenses:
  Selling, general and administrative........           17.5           10.7          13.5           11.0
  Research and development...................           11.9            8.8          10.1            8.8
                                                       ------         ------        ------         ------
Income (loss) from operations................          (48.1)          13.4         (10.1)          12.4
Other income (expense), net..................           (0.1)           0.5           0.5            0.6
                                                       ------         ------        ------         ------
Income (loss) before income taxes............          (48.2)          13.9          (9.6)          13.0
Provision (benefit) for income taxes.........          (18.6)           5.0          (3.9)           4.7
                                                       ------         ------        ------         ------
Net income (loss)............................          (29.6)%          8.9%         (5.7)%          8.3%
                                                       ======         ======        ======         ======

NET SALES

Net sales for the three and nine month periods ended September 30, 1995 of $84.1 million and $277.3 million, respectively, represented a decrease over the corresponding periods in 1994 of 15.1% and 0.5%, respectively. These decreases were the result of decreased shipments of 8mm full-high drive and library products. Partially offsetting this decrease was an increase in the shipments of 8mm half-high, 4mm and quarter-inch drives and libraries. Consumable sales and service revenues also grew.

During the first nine months of 1995, sales of the Company's full-high products have decreased as customer demand shifts toward the Company's half-high products. This shift is evident in both drives and libraries.
It is expected to continue, especially as the full-high products have reached their end-of-life phase. Sales of the Company's full-high drives, the EXB-8200 and EXB-8500, decreased to 1.1% and 3.5%, respectively, for the first nine months of 1995 compared to 6.3% and 15.4%, respectively, for the same period during 1994. Demand for drives has shifted to the half-high EXB-8205, EXB-8505 and EXB-8700, whose sales increased to 4.2%, 47.6% and 0.8% of sales, respectively, during the first nine months of 1995 from 3.2%, 42.1% and 0.0%, respectively, for the same period during 1994. Sales of the full-high library products, the EXB-10, EXB-60 and EXB-120 decreased to 2.2% of sales during the first nine months of 1995, compared to 7.9% for the same period in the prior year. Sales of libraries has shifted to the half-high EXB-10h, EXB-210, EXB-440 and EXB-480, whose sales represented 13.2% of sales during the first nine months of 1995 compared to 1.4% for the same period in the prior year. The remainder of sales during the first nine months of 1995 and 1994, along with a recap of the products described above are listed in the following table.


PRODUCT MIX TABLE
(As a Percentage of Net Sales)

                                          Nine Months Ended
                                         ------------------
                                        Sept. 30,   Oct. 1,
                                          1995       1994
                                         -------    -------
8mm products:
------------
     EXB-8200..........................     1.1%      6.3%
     EXB-8500..........................     3.5      15.4
     EXB-8205..........................     4.2       3.2
     EXB-8505..........................    47.6      42.1
     EXB-8700..........................     0.8        --
     Stand-alone subsystems
       (for above products)............     6.5       6.4
     EXB-10, 10i, 10e, 60 and 120......     2.2       7.9
     EXB-10h, 210, 440 and 480.........    13.2       1.4

4mm and quarter-inch cartridge products:
----------------------------------------
     EXB-4200..........................     5.8       4.4
     EXB-2501 and EXB-1500.............     2.0       1.4

Consumables............................     9.7       8.2
Service, spares and other..............     5.7       4.9
Sales allowances.......................    (2.3)     (1.6)
                                         ------    ------
                                          100.0%    100.0%
                                         ======    ======

The customer mix during the third quarter and first nine months of 1995 shifted from value added resellers ("VARs") to distributors and end-users. Sales to original equipment manufacturers ("OEMs") remained stable. OEM customers accounted for 41% and 41% of sales, respectively, during the third quarter and first nine months of 1995 and 1994. VARs accounted for 12% and 15%, respectively, of sales during the third quarter and first nine months of 1995 compared to 21% and 22%, respectively, for the comparable periods in 1994. Sales to distributors increased to 42% and 40% of sales, respectively, for the third quarter and first nine months of 1995 compared to 35% and 34%, respectively, for the comparable periods in 1994. This shift in customer mix was primarily the result of greater sales to existing distributor accounts and the addition of Ingram Micro as a distributor in December 1994. Sales to end-users increased to 4% and 4% of net sales, respectively, for the third quarter and first nine months of 1995 compared to 3% and 3%, respectively, for the comparable periods in 1994.

During the third quarter and first nine months of 1995, one OEM customer accounted for 13% and 15% of sales, respectively, compared to 18% and 20% of sales, respectively, for the same periods in 1994. Another OEM customer accounted for 14% and 11% of sales, respectively, for the third quarter and first nine months of 1995. No other customers accounted for 10% or more of sales in any of these periods. Since these and other major customers also sell competing products and continually review new technologies, there can be no assurance that sales to these or any other customers will continue to represent the same portion of the Company's future revenue.


GROSS MARGIN

Gross margin percentages for the third quarter and first nine months of 1995 decreased to -18.6% and 13.5%, respectively, compared to 32.9% and 32.2%, respectively, for the same periods in 1994. The 1995 margins include special third quarter charges impacting cost of sales of $34.2 million which reduced them to the amounts presented above from 22.0% and 25.8%, respectively, for the third quarter and first nine months of 1995. The special charges resulted from: (1) the write-off of raw material inventories associated with previously announced end-of-life products; (2) the write-off of fixed assets utilized in the manufacture of these products; (3) the write-down of end-of-life finished goods to their net realizable value; (4) the recording of losses on certain vendor obligations related to these products; and (5) losses on the sale of certain excess raw materials. Gross margins were also affected by a number of other factors during the quarter and year. A decline in the value of the dollar versus the yen during the year resulted in significantly higher dollar costs for Japanese components in several products. A change in product mix to lower margin 4mm and quarter-inch drives and new entry-level 4mm and 8mm libraries also impacted gross margins. Additionally, full-high products were sold at reduced prices in an effort to reduce the inventory levels.


OPERATING EXPENSES

Selling, general and administrative expenses increased as a percentage of sales to 17.5% and 13.5%, respectively, for the third quarter and first nine months of 1995 compared to 10.7% and 11.0%, respectively, for the same periods in 1994. In absolute dollars, these expenses for the third quarter and first nine months of 1995 increased $4.1 million and $6.7 million, respectively, over the same periods in the previous year. Increases are primarily the result of overall growth in our European sales operations and increased promotional activity. Increases also include special third quarter charges of $2.6 million, comprised of a write-off of goodwill related to two previous acquisitions and write-offs of capitalized evaluation and demonstration equipment related to end-of-life products.

Research and development expenditures increased to 11.9% and 10.1% of sales, respectively, for the third quarter and first nine months of 1995 compared to 8.8% and 8.8%, respectively, for the comparable periods in 1994. In absolute dollars, these expenses for the third quarter and first nine months of 1995 increased $1.3 million and $3.7 million, respectively, over the same periods in the previous year. Increases can be attributed to the acquisition of an engineering subsidiary, Exabyte Magnetics GmbH, in October of 1994, increased expenditures related to the development of the Mammoth product and an increased focus on providing software solutions to customers.

Both selling, general and administrative and research and development expenditures were modestly impacted by shutdown and severance costs related to closure and consolidation of facilities in Ann Arbor, Michigan, San Jose, California, and Lenexa, Kansas.


OTHER INCOME (EXPENSE), NET

Other income (expense), net, consists primarily of interest income and expense, state franchise taxes, foreign currency revaluation gains and losses and other miscellaneous items.


TAXES

The benefit for income tax for the first nine months of 1995 was 41.0% of loss before taxes compared to a provision of 36.0% in the prior year. The Company currently expects the effective tax rate for 1995 to be approximately 41.0%


NET INCOME(LOSS)

Net loss per share for the third quarter and first nine months of 1995 was $1.13 and $0.71, respectively. For the same periods in 1994 the net income per share was $0.40 and $1.06, respectively. This decrease for the third quarter and first nine months of 1995 was primarily the result of lower gross margins and higher operating expenses, resulting, in part, from the write-downs related to end-of-life products. For the third quarter, lower revenues were also a factor.

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of 1995, the Company expended $3.4 million of cash on operating activities, generated $1.3 million in proceeds from the sale of common stock, expended $338,000 on long-term obligations and $18.4 million for capital equipment. Together, these activities resulted in a net decrease in the combined balance of cash and short-term investments of $20.8 million to a quarter-ending balance of $59.5 million. The Company's working capital decreased to $134.6 million on September 30, 1995 from $158.0 million on December 31, 1994.

The Company has a $7.5 million bank line of credit which expires April 30, 1996, with borrowings under the line limited to 80% of eligible accounts receivable plus 25% of eligible inventory (limited to $3,000,000). On September 30, 1995 the amount available under the line was $7.5 million and no borrowings were outstanding. Borrowings under the line of credit bear interest at the lower of the bank's prime rate or LIBOR + 2%. The ability to borrow under this line of credit is dependent upon the Company's adherence to a set of financial covenants, including the need to be profitable on a quarterly basis. As a result of the loss for the quarter and year-to-date, the Company was in technical violation of this profitability covenant.
This technical violation was subsequently waived by the lender.

The Company believes its existing sources of liquidity and funds expected to be generated from operations will provide adequate cash to fund the Company's anticipated working capital and other cash requirements through fiscal 1996.

PART II.




Item 6.  Exhibits and Reports on Form 8-K

(a)     Exhibit Index

          Exhibit
          Number               Description
          -------              -----------
          27.0                Financial Data Schedule



(b)     Reports on Form 8-K:

        On August 23, 1995, the Company filed a Form-8K, a report that the Company entered into an amendment (the "Amendment") to the Rights Agreement, dated as of January 24, 1991, between the Company and First National Bank of Boston, as Rights Agent, (as so amended, the "Rights Agreement"). The Amendment lowers the threshold for triggering the Rights from 20% to 15%, and eliminates the ten-day window for redemption of the Rights once such ownership threshold has been exceeded. At a meeting of the Company's Board of Directors held on August 4, 1995, the Board adopted amendments to the Company's Bylaws (i) requiring advance notice of director nominations, (ii) providing that the authorized number of Directors may be increased only by the action of the Board of Directors, and (iii) providing that special meetings of stockholders may be called only by the Company's Chairman, President, or a majority of the total number of authorized Directors.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  EXABYTE CORPORATION
                                  Registrant



Date:  November 13, 1995              By:  William L. Marriner
       -----------------------             ------------------------
                                           Executive Vice President and Chief
                                           Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)