Form 10-K405
period 1995-12-30
EXABYTE CORP /DE/
filed 1996-03-22
CIK 855109

-----------------------------------------------------------------------------
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                                10-K

         Annual Report Pursuant to Section 13 of Section 15(d) of the Securities Exchange Act of 1934

                For the year ended December 30, 1995
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

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of March 11, 1996 was $248,155,735 based on the closing sale price on such date(a). The aggregate number of shares of Common Stock outstanding on March 11, 1996 was 21,837,911.

Document incorporated by reference: Proxy Statement for the Annual Meeting of Stockholders scheduled to be held April 30, 1996: Part III, Items 10, 11, 12, and 13.

(a) Excludes 3,624,646 shares of Common Stock held by directors, executive officers and stockholders whose ownership exceeds ten percent of the Common Stock outstanding at March 11, 1996. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of registrant, or that such person is controlled by or under common control with the registrant.

PART I

Item 1.
BUSINESS

THE COMPANY
-----------

Exabyte Corporation ("Exabyte" or the "Company") designs, develops, manufactures, markets and services tape subsystems and robotic tape libraries for data storage applications. The Company's early strategy was to capitalize on its proprietary adaptation of 8mm helical scan recording technology, originally developed by others for video applications, to provide highly reliable, cost-effective small form factor tape subsystems with leading-edge capacity and superior performance characteristics. The Company's current 8mm strategy includes the introduction of tape subsystems based upon mechanical deck assemblies developed by the Company as well as by third parties. The Company also expanded its helical scan product offerings to include 4mm cartridge tape subsystems, which it discontinued in February 1996. The Company currently offers, through its Eagle(TM) division, minicartridge products based upon quarter-inch linear as well as Travan(TM) minicartridge technologies. The Company's various robotic tape libraries store and retrieve multiple media cartridges and incorporate cartridge tape subsystems offered by the Company as well as by others. The Company also sells recording media and cleaning cartridges and provides repair services for its products.

The Company's strategic focus is the market for information storage and retrieval tape subsystems for workstations, midrange computer systems, networks, and personal computers, particularly for data backup and archival applications. As the need for data backup and archival storage increases, computer manufacturers, system integrators and value-added resellers require a variety of products with varying price, performance, capacity and form-factor characteristics. The Company offers or intends to offer a number of products to address a broad range of these requirements. The Company markets its tape subsystems and robotic tape libraries principally to Original Equipment Manufacturers ("OEMs"), Value-Added Resellers ("VARs"), system integrators and distributors. Among Exabyte's OEM customers are ATT/GIS, Bull S.A., Control Data, Data General, DEC, Hewlett-Packard, IBM, Intergraph, Sequent, Siemens Nixdorf, Silicon Graphics, Sun Microsystems and Unisys. Among the Company's distribution customers are Anthem, Arrow, Avnet, Consan, Gates/FA, Ingram Micro, Intelligent Electronics, Merisel, Micro Age, and Tech Data. See "Business--Marketing and Customers."

Exabyte was incorporated in June 1985 under the laws of the State of Delaware. In addition to the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed or otherwise contemplated in this document. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Risk Factors."

RISK FACTORS
------------

High technology companies, such as Exabyte, are subject to numerous risks and uncertainties. The following risk factors should be carefully considered in the evaluation of the Company, its business and its investment value.
Each and every forward-looking statement by the Company, whether or not specifically identified as such in this document or otherwise, shall be deemed to be qualified in its entirety by reference to this section.

Product Development; Mammoth
----------------------------

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

A significant portion of the Company's research and development is directed toward the introduction of the announced 8mm Mammoth product. See "Business-- Research and Development." The announced Mammoth product incorporates a mechanical deck assembly under development by the Company. The Company has never before undertaken the design, development or manufacture of an 8mm mechanical deck assembly and has experienced delays in its internal schedule for the development and manufacture of this announced product. The announced Mammoth product requires the successful development, both by the Company and by third parties, of a number of critical supporting components. There can be no assurance that the development of the Mammoth product or components by either the Company or third parties will be successful or, if successful, will be completed on a timely or cost-effective basis. The Company has had only limited experience in the manufacture of mechanical decks and there can be no assurance that the Company will be able to manufacture the Mammoth product in commercial quantities at a commercially successful cost. See "Business--Manufacturing." Further, there can be no assurance that the manufacture and sale of the announced Mammoth product will not infringe the proprietary rights of third parties. The mechanized deck assembly incorporated in the announced Mammoth product is to be produced by the Company rather than be purchased from a third party. As such, the Company does not benefit from supplier indemnification with respect to patent or other intellectual property infringement. See "Business--Patent and Licensing." In addition, the introduction of the Mammoth product also requires the availability of advanced media from Sony Corporation ("Sony"), a current competitor of the Company. See "Business--Manufacturing" and "Business--Competition." The inability to design, develop, manufacture and introduce the Mammoth product on a timely basis at a competitive price would have a material adverse effect on the Company's results of operations and would also adversely affect the Company's competitive position with respect to other product offerings.

Dependence on Key Vendors; Sony
-------------------------------

The Company's ability to maintain cost-effective manufacturing volume depends upon uninterrupted access to high quality components in required volumes and at competitive prices. Most of the Company's 8mm mechanical tape decks are currently procured from a single source, Sony. While the Company has contracts with Sony for the supply of the 8mm decks, there can be no assurance either that the supply of decks will continue or that prices will remain at their current levels. In addition, the Company expects that Sony initially will be the sole supplier of advanced media for the Company's announced Mammoth product. See "Business--Manufacturing." Sony currently offers competitive 4mm cartridge tape subsystems and the Company believes that Sony could introduce one or more competitive 8mm tape drive subsystems. Sony's competitive position may adversely affect the Company's ability to procure 8mm mechanical decks and tape media at required volumes and at competitive prices. See "Business--Manufacturing--Sony Tape Deck
Agreements." While there are other manufacturers of 8mm decks, the customization effort required to make these decks suitable for the Company's products would require many months of effort. There can be no assurance that such effort would be successful or, even if successful, that it would not result in a significant delay in the ability of the Company to ship its products.

In addition to its dependence on Sony, the Company has engaged other third parties, including competitors and potential competitors, in the joint development of products or components. These relationships subject the Company to other supply or technology dependencies. The Company further relies upon other sole source vendors for certain critical components, including, but not limited to, printed circuit boards, semiconductor circuits and read/write heads. The Company has not executed master purchase agreements with many of its sole source vendors and conducts business with such vendors on a purchase order basis. The Company's reliance on these and other sole source vendors involves several risks, including the possibility of a shortage of certain key components and reduced control over delivery schedules, manufacturing yields, quality and costs. The Company has, on occasion, experienced problems with the quality of and interruptions in the supply of sole source components although, to date, no such quality problem or interruption has had a material effect on the Company's results of operations. In the event of yield, quality, delivery or supply problems with any of these vendors, the Company could be forced to delay shipments of its products, which would have a material adverse effect on the Company's results of operations. See "Business--Manufacturing."

The Company's quarter-inch cartridge drive subsystems incorporate cartridge media developed and produced by 3M Corporation. 3M Corporation, owner of the DC 2000 and Travan(TM) technology, devotes substantial resources to the development of further enhancements to the technology. The Company's ability to successfully compete in the quarter-inch business depends, in part, upon its continued access to and its ability to adapt to change in such quarter-inch technology. See "Business--Research and Development."


Competition
-----------

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

The Company currently competes at the higher end of the tape subsystem market against half-inch cartridge products produced by others. Such half-inch products offer higher capacity and data transfer rates than do the Company's current products. Quantum Corporation, with its introduction of digital linear tape ("DLT"), serves the higher end of the tape subsystem market addressed by the Company's current and announced products. In particular, Quantum's DLT 4000 offering has established a significant presence in the market targeted by the Company with its announced Mammoth product. In addition, Quantum has announced products, including the announced DLT 7000, with announced data storage capacities and transfer rates in excess of the Company's current or announced products. Among the competitors currently offering other half-inch cartridge products are Fujitsu, IBM, Overland Data and StorageTek. In addition, other competitors may enter the half-inch market in the future.

Additional competition in the tape subsystem market has come from companies offering 4mm products using helical scan technology, as well as products based on conventional tape technologies that record on parallel tracks, such as quarter-inch cartridge tape products. At the low end of the market, the Company's quarter-inch products compete directly with the quarter-inch products manufactured by Seagate, Hewlett-Packard, Tandberg, Iomega and Rexon.

The Company's family of library products competes at the low end with 4mm library products offered by Adic, Seagate, Qualstar and Hewlett-Packard, at the midrange segment with products offered by IBM, Spectra Logic and StorageTek, and at the high end with libraries offered by IBM, Quantum, Odetics and StorageTek. The Company may face significant competitive challenges in the library market in the form of pricing pressure and loss of business. The Company's library offerings currently represent higher-margin business to the Company and, as such, any shortfall in the sale of these products would have a relatively greater impact on the Company's results of operations. See "Business--Competition."

Some of the Company's current and prospective competitors have significantly greater financial, technical, manufacturing and marketing resources than the Company. There can be no assurance that these competitors will not devote their significantly greater resources to the aggressive marketing of storage products using helical scan, quarter-inch cartridge, half-inch cartridge, optical or other technologies. Sony, one of the Company's key suppliers, is also a 4mm competitor to the Company. See "Business--Manufacturing--Sony Tape Deck Agreements."

Fluctuations in Quarterly Results
---------------------------------

The Company's results can fluctuate substantially from quarter to quarter for various reasons. For example, the markets served by the Company are volatile and subject to market shifts, which may or may not be discernible in advance by the Company. A slowdown in the demand for workstations, midrange computer systems, networks and personal computers could have a significant effect on the demand for the Company's products in any given period. The Company has experienced delays in receipt of purchase orders and, on occasion, anticipated purchase orders have been rescheduled or have not materialized due to changes in customer requirements. The Company's customers may cancel or delay purchase orders for a variety of reasons, including the rescheduling of new product introductions, changes in their inventory practices or forecasted demand, general economic conditions affecting the computer market, new product announcements by the Company or others, quality or reliability problems related to the Company's products, or selection of competitive tape subsystem manufacturers as alternate sources of supply. The Company's operations have in the past and may in the future reflect substantial fluctuations from period to period as a consequence of such industry shifts, price erosion, general economic conditions affecting the timing of orders from customers as well as other factors discussed herein. In particular, the Company's ability to forecast sales to distributors and VARs and, increasingly to OEMs, is especially limited as such customers typically provide the Company with relatively short order lead times. See "Business--Marketing and Customers."

Management of Business and Product Transitions
----------------------------------------------

The Company is currently experiencing a period of rapid business and product transition as it addresses the complexities of developing, manufacturing and servicing multiple products incorporating several different technologies sold through multiple marketing channels. This transition has placed, and is expected to continue to place, a significant strain on the Company's management, operational and financial resources. The Company's ability to effectively manage its business transition will require it to continue to implement and improve its operational, financial and information systems and to expand, train and manage its employee base. In addition, the development and manufacture of multiple product lines may affect the ability of the Company to maintain acceptable product quality levels.

The Company continually assesses its product cycles in terms of the timing of product introduction and product withdrawals. Any failure by the Company to accurately estimate the timing of new product introductions may result in the premature or delayed withdrawal of its existing product lines. The premature withdrawal of an existing product line would result in the loss of revenue and earnings contribution from such product line which could have a material adverse effect on the Company's results of operations. The delayed withdrawal of an existing product line could result in the Company's assumption of excess product inventory which could have a material adverse effect on the Company's results of operations.

Inventory Write-Downs and Special Charges
-----------------------------------------

The Company may be unable to manage inventories to levels necessary to meet changing patterns of product demand, product transitions and new product introductions. Such inability may result in the Company incurring a special charge or inventory write-down, or establishing a reserve which would have a material adverse impact in its results of operations. The Company's results of operations for the third quarter of 1995 included a series of special charges, aggregating $23 million after tax or $1.04 per share for the year, reflecting the write-down of 4mm, quarter-inch and end-of-life 8mm full-high inventories, the establishment of reserves to cover certain obligations including vendor commitments, and goodwill write-offs. Further, the Company has experienced in the past certain quality and reliability problems with respect to certain of its products and may experience other such quality and reliability problems with respect to these and other products in the future. There can be no assurance that additional reserves, write-downs or write-offs will not be taken in the future and that such actions will not have a material adverse effect on the Company's results of operations. See "Business--Business Strategy and Products."

Replacement of Information Systems
----------------------------------

The Company plans to replace its information and business systems during the second quarter of 1996 to more effectively address the complexities of the Company's business. The Company has experienced certain delays in this effort in the past and there can be no assurance that it will successfully accomplish such implementation in the future. The failure to successfully accomplish the replacement of these systems in a timely manner or any failure otherwise to achieve the necessary levels of information and business system support could have an immediate and material adverse effect on the Company and its results of operations.

Volatility of Stock Price
-------------------------

The market price of the Company's Common Stock has historically been, and is expected to continue to be, extremely volatile. The Company's operating results have in the past and are likely in some future quarter to be below the expectations of investors and market analysts. A shortfall in the Company's operating results relative to analyst or investor expectations could have an immediate and significant impact on the market price of the Company's Common Stock. Other factors including, without limitation, the Company's disclosure of its assessment of its business prospects, new product announcements by the Company's competitors and general conditions in the computer market could have an immediate and significant impact on the market price of the Company's Common Stock.

Dependence on Key Customers
---------------------------

During 1995, IBM accounted for 15% of the Company's sales and the Company's three largest customers accounted for an aggregate of 31% of the Company's sales. These customers are not required to purchase a minimum quantity of the Company's products and may cancel or reschedule orders without significant penalty. The loss of one or more of these customers or substantial cancellations by these customers would have a material adverse effect on the Company's results of operations. In addition, significant rescheduling or deferrals of orders by any of these customers could cause substantial fluctuations in the Company's quarterly results. See "Business--Marketing and Customers."

Risks Related to Foreign Sourcing
---------------------------------

Because many of the Company's key components, as well as certain of the Company's products, are currently or will be manufactured in Japan, Germany, The Netherlands, Malaysia and Singapore, the Company's results of operations may be materially affected by fluctuations in currency exchange rates. A substantial portion of the Company's products incorporate subassemblies and components purchased from Japanese or other overseas suppliers, with the purchase of such subassemblies and components denominated in yen or another foreign currency. The Company enters into foreign currency forward contracts which it uses to hedge the purchase of certain inventory components from Japanese or other overseas suppliers. See Note 1 of Notes to the Consolidated Financial Statements. The Company may additionally enter into contractual arrangements with its overseas suppliers providing the Company with some limited sharing with such suppliers of foreign exchange rate risks. The Company's international procurement is also subject to certain other risks common to foreign operations in general, including government regulation and import restrictions. In particular, an adverse foreign exchange movement of the U.S. dollar versus Japanese yen or other currency, or the imposition of import restrictions or tariffs by the United States government on products or components shipped from Japan or from another country could have a material adverse effect on the Company's results of operations. In addition, because of the Company's use of components produced overseas, the sale of the Company's products to domestic federal or state agencies may be restricted by limitations imposed by the Buy American Act or the Trade Agreement Act.

Risks Related to Foreign Sales
------------------------------

Direct international sales accounted for approximately 31% of sales in 1995 and the Company currently expects that direct international sales will continue to represent a significant portion of the Company's revenue. In addition, many of the Company's domestic customers ship a significant portion of products purchased from the Company to their customers overseas. Currently, a small percentage of sales of the Company's products are denominated in foreign currencies and may thus be directly affected by foreign exchange rate fluctuations. In addition, changes in the foreign exchange rates may affect the volume of sales denominated in U.S. dollars to overseas customers as such an exchange rate movement would impact local currency pricing. The Company's sales are also subject to risks common to export activities, including government regulation, tariffs, and import and environmental restrictions. The Company's international sales must be licensed by the Office of Export Administration of the U.S. Department of Commerce. To date, the Company has experienced no material difficulties in obtaining export licenses.

Risks Related to Foreign Operations
-----------------------------------

The functional currency applicable to the Company's subsidiaries located in Scotland, Germany, Japan and other foreign countries is the U.S. dollar. See
Note 1 to the Company's Consolidated Financial Statements. As a result, the translation of the local currency assets and liabilities of such subsidiaries will be affected by foreign exchange rate movement between the U.S. dollar and the respective local currency and could have a material impact on the Company's results of operations. In addition, the Company's foreign operations are subject to the risks generally applicable to the conduct of business in such countries.

Third Party Proprietary Rights
------------------------------

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

Third Party Contract Manufacturing
----------------------------------

The Company has entered into agreements with domestic and overseas third parties to manufacture the Company's libraries and quarter-inch drive subsystems as well as components for a number of its products. The manufacture of the Company's products by third parties may impair the Company's ability to establish and maintain adequate product manufacturing design standards or otherwise to achieve necessary product quality levels. The risks associated with the transfer of product manufacturing to third parties are particularly pronounced in the early stages of the manufacture of the product and may subject the Company to additional risks. A number of the Company's third party manufacturing programs involve such early-stage manufacturing. See "Business--Manufacturing."

The manufacture of the Company's products by third parties is based in part on technology that the Company believes to be proprietary. Exabyte may license this technology to contract manufacturers to enable them to manufacture products for the Company. There can be no assurance that such manufacturers will abide by any use limitations or confidentiality restrictions in licenses with the Company. In addition, any such manufacturers may develop process technology related to the manufacture of the Company's products which it owns independently or jointly with the Company, which would increase the Company's reliance on such manufacturers or require the Company to obtain a license from such manufacturers in order to have its products manufactured. There can be no assurance that such licenses, if required, would be available on terms acceptable to the Company, if available at all. See "Business--Patents and Licenses."

Anti-Takeover Provisions
------------------------

The Company has taken a number of actions which could have the effect of deterring a hostile takeover or otherwise delaying or preventing a change in control that might result in payment to the Company's stockholders of a premium for their shares or that might otherwise be beneficial to stockholders. The Company has adopted a stockholder rights plan which could cause substantial dilution to a person who attempts to acquire the Company on terms not approved by the Company's Board of Directors. In addition, the Company's Restated Certificate of Incorporation and By-laws contain provisions which may have the effect of delaying or preventing a change in control. These provisions include: (i) the classification of the Board of Directors; (ii) the authority of the Board to issue Preferred Stock, without further action by the stockholders, with such voting rights and other provisions as the Board may determine; (iii) the requirement that actions by stockholders be taken at a meeting of stockholders and not by written consent; (iv) the requirement for advance notice of stockholder proposals and director nomination; (v) the provision that only the Board of Directors may increase the authorized number of directors; and (vi) the requirement that special meetings of stockholders may be called only by the Chairman, President or majority of directors.

Effective January 26, 1996, the Compensation Committee approved and the Board of Directors adopted a severance compensation program ("Severance Program") under which officers and other specified employees of the Company would receive certain severance payments in the event their employment with the Company were terminated within one year after certain changes in control of the Company. The Severance Program provides for a severance payment in varying amounts, not to exceed 18 months of compensation, depending upon
(i) the time of any such change in control, and (ii) the position level of such terminated officer or employee. The Severance Program further provides, in certain circumstances, for the acceleration of the vesting of outstanding and unexercised stock options held by the affected officer or employee.

Securities Suits
----------------

A large number of companies and company directors and officers in the high technology industry have been subjected to suits in the form of class and derivative actions filed in federal and state courts, generally alleging that the defendants failed to adequately disclose certain risks. The Company's results of operations may be materially affected by the legal costs of defending such actions, the divergence of management's attention from the Company's business, and the payment of any judgment or settlement arising out of any such actions against the Company in the future. In 1993, the Company successfully defended a series of such class actions at an immaterial cost to the Company and it is the Company's current belief there are no current or pending actions against the Company.

INDUSTRY BACKGROUND
-------------------

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

Exabyte adapted 8mm helical scan technology, initially developed for video applications, to address the need for high-capacity data storage and high data transfer rates. The Company subsequently introduced 4mm helical scan cartridge subsystems, which it discontinued in early 1996, and quarter-inch linear tape subsystems to offer various price performance options.

BUSINESS STRATEGY AND PRODUCTS
------------------------------

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

Exabyte's family of 8mm drive subsystems, with capacities ranging from 5 gigabytes to 14 gigabytes for current products (and up to 40 gigabytes with data compression for the announced Mammoth product), addresses a portion of the higher end of the market, the remainder of which is largely served by half-inch linear tape subsystems produced by others. The Company also offers the quarter-inch linear tape subsystem based upon the DC-2000 minicartridge and Travan(TM) technologies, to address a portion of the lower end of the market. There can be no assurance that any announced products referred to above will be successfully developed, made commercially available on a timely basis or achieve market acceptance. See "Business--Business Strategy and Products--Tape Subsystem Products--Announced Products."

The Company offers various robotic libraries which incorporate its 8mm drive subsystems to extend the capacity of these products. Exabyte's strategy also includes the development of 4mm-based robotic libraries for use in conjunction with 4mm drive subsystems previously offered by the Company or offered by others. The Company also offers consumables, including media and cleaning cartridges, and provides service for its product lines.

Tape Subsystem Products
-----------------------

Current Products

The primary factors distinguishing the Company's tape subsystem product offerings from one another are base technology, form factor, data capacity, data transfer rate, and inclusion of the data compression feature. The 8mm subsystems are based upon helical scan technology. The Company's quarter-inch product incorporates linear DC-2000 and Travan(TM) minicartridge tape subsystem technology. Form factor refers to the physical size of the device with respect to the industry standard formats: 5 1/4" Half-High or 3 1/2" form factors. The data capacity refers to the total amount of data which may be stored on a single media cartridge. The data transfer rate refers to the speed at which the data may be transferred to or from the subsystem. Both data capacity and transfer rate are affected by the successful application of data compression. The Company's 8mm data compression is accomplished by incorporating the Improved Data Recording Capabilities
(IDRC), a compression algorithm licensed from IBM. The data capacity and transfer rate reflected in the accompanying table assumes a data compression ratio of two to one. The actual compression ratio will vary depending upon the nature of the data being compressed.

                                                                   Transfer
Product      Media       Technology   Form Factor   Capacity (GB)  Rate (kB/s)

EXB-8205XL    8mm        Helical Scan    5 1/4" HH    3.5/7.0*      250/500*
EXB-8505XL    8mm        Helical Scan    5 1/4" HH    7.0/14.0*     500/1,000*
EXB-8700      8mm        Helical Scan    5 1/4" HH    7.0/14.0*     500/1,000*
Eagle '96  Quarter-Inch    DC-2000       3 1/2" HH    .68/1.36*     158/316*
Eagle TR-3 Quarter-Inch    Travan(TM)    3 1/2"       1.6/3.2*      158/316*

HH--    Half-High
* --    Denotes that the number is with the application of data compression.

The Company also offers stand-alone versions of certain of the above 8mm products. Each such version incorporates a power supply and is housed in a desktop enclosure. These stand-alone products have received applicable regulatory approvals, enabling the Company's customers to begin shipping immediately without incurring their own design and regulatory agency approval delays.

Cartridge tape subsystems together accounted for 70%, 78% and 79% of revenue in 1995, 1994 and 1993, respectively, and represented, by category, the following percentages of revenue:


                                1995             1994             1993
                                ----             ----             ----

Full-High 8mm                     4%              19%              46%
Half-High 8mm                    52%              47%              24%
Stand-Alone 8mm                   6%               6%               6%
4mm                               6%               5%               2%
Quarter-Inch                      2%               1%               1%

Total Tape Subsystems            70%              78%              79%

Announced Products

The Company has announced the following new tape subsystem product:

     Mammoth

     The Company has announced the Mammoth product, the next generation 5 1/4" half-high 8mm tape subsystem, with an announced uncompressed capacity of 20 gigabytes and a transfer rate of three megabytes per second. The announced Mammoth capacity and transfer rate will, typically, double with the successful application of data compression. Mammoth is targeted for application in the high-end workstation, midrange systems, network server and mainframe markets. The Company currently expects to commence commercial shipment of the Mammoth product in the first half of 1996. The introduction of the Mammoth product has been subject to previous delays which has had an adverse effect on the Company's business and competitive position. There can be no assurance that the Company will succeed in meeting this schedule or that the product will achieve market acceptance. In particular, the successful introduction of the Mammoth product is dependent upon the Company's ability to successfully manufacture its own deck mechanism and other subsystem components as well as the availability of advanced media. See "Business--Research and Development" and "Business--Manufacturing."
     Any additional delay in the commercial availability of Mammoth would have a material adverse effect on the Company's result of operations and would adversely affect the Company's competitive position with respect to other product offerings.

Libraries
---------

     Current Library Products

     The Company offers a family of library subsystems which automate the storage and retrieval of substantial amounts of data. Each library subsystem incorporates one or more drive subsystems and multiple tape media cartridges. The accompanying table lists the Company's current library offering in terms of the technology, the form factor and the maximum number of drive subsystems as well as the number of tape media cartridges which may be incorporated in the library. The EXB-218 and the EXB-018 are the Company's 4mm tape library offerings designed to incorporate, respectively, the 4mm tape drive subsystems previously offered by the Company and those offered by others.

   Product                              Drive        Max. #         Max. #
   ("EXB-")         Technology       Form Factor   of Drives    of Cartridges
   --------         ----------       -----------   ---------     -------------

      210               8mm            5 1/4" HH         2              10
      440               8mm            5 1/4" HH         4              40
      480               8mm            5 1/4" HH         4              80
      10h               8mm            5 1/4" HH         1              10
    218/018             4mm            3 1/2"            2              18

________________

HH -- Half-High

Library products together accounted for 16%, 11% and 7% of revenue in 1995, 1994 and 1993, respectively.


     Announced Library Products

     Certain of the Company's library products are designed to be upgradeable to incorporate the announced Mammoth 8mm tape drive. The announced EXB-480 8mm library is designed to incorporate up to four of the Company's announced Mammoth subsystems and 80 media cartridges. The Company anticipates commercial availability of the libraries incorporating the Mammoth drive in the second quarter of 1996, although there can be no assurance that the Company will succeed in meeting this schedule or that the products will achieve market acceptance.

The Company's library product offerings provide relatively higher levels of profit margin contribution to the Company's results of operations. Any shortfall in the sale of the Company's higher-margin products, such as its library offerings, would have a relatively greater impact on the Company's results of operations.

Exabyte periodically evaluates its current and announced products in terms of the changing needs of the market for such products. There can be no assurance that such evaluation will not result in the determination by the Company to discontinue the offer of any current or announced product. The

Company discontinued in February 1996 the production of 4mm cartridge tape subsystems. The discontinuance of one or more current or announced products may result in the write-off of inventory, tooling, and other assets associated with such discontinued products and such write-off could have a material adverse effect on the Company's results of operations.

Consumables
-----------

The Company distributes 8mm, 4mm and quarter-inch data cartridges as well as cleaning cartridges and data cartridge holders. The high-quality media, produced by one or more third parties, is available in different lengths to handle various data storage requirements. Sales of consumables accounted for approximately 9%, 8% and 8% of sales in 1995, 1994 and 1993, respectively.

Service
-------

The Company provides repair services domestically at its headquarters in Boulder, Colorado and in Europe at its facility in Scotland. Service accounted for approximately 4% in each of 1995, 1994 and 1993. Customer service may also be provided by certain third party depots under contract with the Company.

MARKETING AND CUSTOMERS
-----------------------

The Company markets its tape subsystems principally to OEMs, VARs, system integrators, distributors and resellers. The Company's initial sales of new products are often made directly through its own sales force and through distributors to VARs and system integrators, who are generally quicker to evaluate, integrate and adopt new technology. However, as a new product successfully completes the qualification process, OEM sales have generally represented an increasing proportion of sales of that product.

VARs and system integrators often use the Company's tape subsystems to upgrade various types of installed computer systems, including those manufactured by IBM, Sun Microsystems and Digital Equipment Corporation, to provide a more cost-effective tape backup solution. Some VARs package the Company's tape subsystems into a stand-alone enclosure containing a power supply and software for attachment to the end user's system. System integrators often combine the Company's products with other storage devices, such as single or multiple disk drives, to deliver a value-added storage subsystem solution. Direct sales to VARs and system integrators accounted for approximately 14%, 22% and 33% of sales in 1995, 1994 and 1993, respectively.

The Company's OEM customers incorporate the Company's drives as part of their system offerings. The Company often works with OEMs early in the product development cycle in order to have its tape subsystems designed into their computing systems. The sales cycle for OEM customers involves extensive product and system evaluation and integration and typically ranges from 6 to 18 months. An OEM sales cycle typically consists of general evaluation of the technology, qualification of the product specification, verification of product compliance with product specification, integration of the product into the customers' systems and announcement and volume shipment of the customers' systems. Exabyte's product shipments are linked to the development cycle and introduction to the OEMs' new systems. Sales of all products to OEMs represented 42%, 40% and 41% of sales in 1995, 1994 and 1993, respectively.

The Company also markets its products through a number of distributors to OEMs, VARs, system integrators and end users. The various classes of the Company's distributors, including industrial, commercial and technical distributors as well as national and regional resellers, provide differing levels of marketing, technical and sales support. As a result, the Company often supports its distributors by providing marketing and technical support directly to the distributors' customers, thereby incurring certain additional costs for such sales. Other costs and risks associated with the distribution business include various inventory price protections and stock rotation obligations undertaken by the Company. The distribution business is also characterized by relatively short order lead times which limit the Company's ability to forecast sales to these customers. In 1993, the Company acquired the assets and business of the former Tallgrass Technologies Corporation to further the Company's effort to expand its distribution network. Sales to distributors accounted for approximately 40%, 35% and 24% of sales in 1995, 1994 and 1993, respectively.

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

Direct international sales accounted for approximately 31%, 27% and 18% of sales in 1995, 1994 and 1993, respectively. See Note 1 of Notes to Consolidated Financial Statements. In addition, many of the Company's domestic customers ship a significant portion of the Company's purchased products to their customers overseas. Currently a small percentage of sales of the Company's products are denominated in foreign currencies and may thus be directly affected by foreign exchange rate fluctuations. In addition, changes in the foreign exchange rates may adversely affect the volume of sales denominated in U.S. dollars to overseas customers as such an exchange rate movement would affect local currency pricing. The Company's sales are also subject to risks common to export activities, including government regulation, tariffs and import restrictions. The Company's international sales must be licensed by the Office of Export Administration of the U.S. Department of Commerce. To date, the Company has experienced no material difficulties in obtaining export licenses.

IBM accounted for approximately 15%, 17% and 16% of sales in 1995, 1994 and 1993, respectively. Sun Microsystems accounted for approximately 11%, 7% and 10% of sales during each of 1995, 1994 and 1993, respectively. No other customer accounted for 10% or more of sales for any year during the three-year period ending December 30, 1995. In addition, during 1995, the Company's three largest customers accounted for an aggregate of 31% of the Company's sales. These customers are not required to purchase a minimum quantity of the Company's products and may cancel or reschedule orders without significant penalty. The loss of one or more of these customers or substantial cancellations by these customers would have a material adverse effect on the Company's results of operations. Significant rescheduling or deferrals of orders by any of these customers could cause substantial fluctuation in the Company's quarterly results. In addition, the Company's agreements with certain of its customers contain most favored customer provisions which have resulted in the past, and may result in the future, in price reductions or pricing credits for such customers.

The Company believes that the demand for its tape subsystems and libraries is substantially dependent upon the demand for workstations, midrange computer systems, networks and personal computers. These markets are volatile and subject to market shifts, which may or may not be discernible in advance by the Company, and a slowdown in the demand for such products could have a material adverse effect on the demand for the Company's products in any given period. In addition, the Company's OEM, VAR and distributor customers may cancel or delay purchase orders for a variety of reasons, including rescheduling of new product introductions, changes in their inventory practices or forecasted demand, general economic conditions affecting the computer market, quality or reliability problems related to the Company's products, or selection of competitive tape subsystem manufacturers as alternate sources of supply. Inaccuracies in demand forecasts in the environment in which the Company operates can quickly result in either insufficient or excessive inventories and disproportionate overhead expenses. The Company has experienced delays in receipt of purchase orders and, on occasion, anticipated purchase orders have been rescheduled or have not materialized due to changes in customer requirements. In particular, any weakness in demand in the distribution and VAR channels, which generally represent higher-margin sales, tends to have a relatively greater impact on profitability and could have a material adverse effect on the Company's results of operations.

MANUFACTURING
-------------

The announced Mammoth product incorporates a mechanical deck for manufacture by the Company, rather than for purchase from Sony or from another third party. The Company's manufacturing experience in the past has been largely limited to the assembly and testing of purchased components, and the Company has had limited experience in other phases of manufacturing. In particular, the Company has had only limited experience in the manufacture of mechanical decks and there can be no assurance that the Company will be able to manufacture products in commercial quantities at a commercially acceptable cost. Because the Company has previously quoted sales pricing for the Mammoth product, an inability to control cost could result in lower-than-anticipated gross margins which could have a material adverse effect on the Company's results of operations. Any inability of the Company to manufacture the Mammoth product in the required volumes would have a material adverse effect on the Company's competitive position and on its results of operations. In addition, the Company believes the manufacture of Mammoth will require the Company to significantly increase its capital assets and inventory requirements, thereby adversely affecting the Company's financial leverage.

The Company currently manufactures its 8mm, quarter-inch and certain of its library products at its facility in Boulder, Colorado. The Company also manufactures or expects to manufacture certain of its products at its facility in Scotland. In addition, the Company's Scottish operation customizes generic units of the Company's other product lines to meet customer-specific requirements for its European customers. The Company has significantly increased the size of its Scottish facility, as well as its capital asset and inventory base, to accommodate the Company's expected increase in its manufacturing requirements.

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

The inability of Exabyte to maintain cost-effective volume production of high-quality products and to introduce announced products would have a material adverse effect on the Company's results of operations. Exabyte employs just-in-time manufacturing techniques with an emphasis on flexibility and continuous flow. These techniques depend upon uninterrupted access to high-quality components in required volumes and at competitive prices. Many of these components, manufactured to the Company's specifications, are acquired from sole sources. The principal custom components for the Company's current tape subsystems are the 8mm tape decks supplied by Sony, circuit boards from Solectron and EFTC and semiconductor circuits from various suppliers. The Company has not executed master purchase agreements with many of its sole-source vendors and conducts business with those vendors on a purchase order basis. The Company's reliance on these and other sole-source vendors involves several risks, including the possibility of a shortage of certain key components and reduced control over delivery schedules, manufacturing yields, quality and costs. The Company has, on occasion, experienced problems with the quality of and interruptions in the supply of sole-source components. To date, no such quality problems or interruptions have had a material effect on the Company's results of operations. In the event of yield, quality, delivery, supply or availability problems with any of these vendors in the future, however, the Company could be forced to delay shipments of its current products or the introduction of announced products, which could have a material adverse effect on the Company's results of operations.

In addition, the Company's ability to maintain its current product offerings and to introduce its announced product offerings depends upon access to high-quality tape media which is produced by a small number of vendors, including Sony and 3M. The future introduction of announced products, including Mammoth, is dependent upon the availability of certain advanced tape media which is currently sourced from Sony. In the event such advanced tape media is not available in sufficient volume, at an acceptable quality level, and at a competitive price, the Company could be forced to delay or cancel the introduction of announced products, which could have a material adverse effect on the Company's results of operations. See "Business--Risk Factors--Dependence on Key Vendors; Sony."

Sony Tape Deck Agreements
-------------------------

Sony has been the Company's principal supplier of the tape deck for the Company's 8mm tape subsystems since the commencement of product shipments in 1987. The tape decks incorporated in the Company's 8mm products are customized to meet the Company's specifications for data storage applications. The Company and its wholly-owned Japanese subsidiary, Nihon Exabyte Corporation, entered into a supply agreement with Sony providing for the supply by Sony of the customized tape decks for the Company's full-high 8mm products. Effective January 1, 1992, the same parties entered into a separate agreement for the supply by Sony of jointly-developed decks for incorporation into the Company's half-high 8mm products. The supply agreement for the Company's half-high products provides that Sony will not sell to third parties certain jointly-developed components. However, neither of the above supply agreements provides the Company with rights to preclude Sony from selling to third parties similar products or from incorporating such products into Sony's own 8mm product offerings. Further, the half-high supply agreement, as amended, currently expires in March 1998, subject to automatic renewal on an annual basis unless terminated by either party upon 180 days' written notice. There can be no assurance that either of the supply agreements will continue through or beyond the current term or that prices will remain at their current levels during the current term of the agreement or thereafter. Sony's competitive position may adversely affect the Company's ability to procure 8mm mechanical decks at required volumes and at competitive prices. See "Business--Competition." While there are other manufacturers of 8mm decks, the customization effort required to make these decks suitable for the Company's products would require many months of effort. There can be no assurance that such effort would be successful or, even if successful, that it would not result in a significant delay in the ability of the Company to ship its products.

FOREIGN EXCHANGE AND IMPORT RESTRICTIONS
----------------------------------------

Because many of the Company's key components, as well as certain of the Company's products, are currently manufactured in Japan, Germany, The Netherlands, Malaysia and Singapore, the Company's results of operations may be materially affected by fluctuations in currency exchange rates. A substantial portion of the Company's products incorporate subassemblies and components purchased from Japanese or other overseas suppliers, with such purchases denominated in yen or another foreign currency. The Company may enter into foreign currency forward contracts which it uses to hedge the purchase of certain inventory components from Japanese or other overseas suppliers. See Note 1 of Notes to Consolidated Financial Statements. The Company may additionally enter into contractual arrangements with its overseas suppliers providing the Company with some limited sharing with such suppliers of foreign exchange rate risks. The Company's international procurement is also subject to certain other risks common to foreign operations in general, including government regulation and import restrictions. In particular, an adverse foreign exchange movement of the U.S. dollar versus Japanese yen or other currency or the imposition of import restrictions or tariffs by the United States government on products or components shipped from Japan or from another country could have a material adverse effect on the Company's results of operations. In addition, because of the Company's use of components produced overseas, the sale of the Company's products to domestic federal or state agencies may be restricted by limitations imposed by the Buy American Act or the Trade Agreement Act. The functional currency applicable to the Company's subsidiaries located in Scotland, Germany, Japan and other foreign countries is the U.S. dollar. See
Note 1 of Notes to Consolidated Financial Statements. As a result, the translation of the local currency assets and liabilities of such subsidiaries will be affected by foreign exchange rate movement between the U.S. dollar and the respective local currency and could have a material impact on the Company's results of operations. In addition, the Company's foreign operations are subject to the risks generally applicable to the conduct of business in such countries.

RESEARCH AND DEVELOPMENT
------------------------

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


A significant portion of the Company's research and development is directed at the introduction of the announced 8mm Mammoth product. See "Business--Business Strategy and Products." The announced Mammoth product incorporates a mechanical deck assembly under development by the Company.
The Company has never before undertaken the design, development or manufacture of an 8mm mechanical deck assembly at a commercially reasonable cost and thus may experience delays in the development or manufacturing effort. The announced Mammoth product also requires the successful development of a number of critical supporting components. Among the critical components necessary for the successful development of the Mammoth product are head scanner drum assemblies. The development of the scanner assembly had been undertaken by a division of Grundig A.G. under contract with the Company. In October 1994, the Company acquired that division from Grundig A.G. The Company now operates the acquired division as a wholly-owned subsidiary, named Exabyte Magnetics GmbH. Other critical components necessary for the successful development and production of the Mammoth product include, without limitation, advanced integrated circuits and dual motor reel heads. The Company has engaged a number of third parties, including, without limitation, Philips, Harris and AT&T to develop several critical components of the announced Mammoth product. In addition, the successful introduction of Mammoth requires the availability of advanced tape media. See "Business--Manufacturing." There can be no assurance that the development by the Company or by such third parties of the Mammoth product will be successful or, if successful, will be completed on a timely basis or at a commercially reasonable cost. The inability to design, develop and introduce the Mammoth product or other competitive new products on a timely basis at a competitive price would have a material adverse effect on the Company's results of operations and would adversely affect the Company's competitive position with respect to other product offerings.

The Company's quarter-inch cartridge drive subsystems incorporate cartridge media developed and produced by 3M Corporation. 3M Corporation, owner of the DC 2000 and Travan(TM) technology, devotes substantial resources to the development of further enhancements to the technology. The Company's ability to successfully compete in the quarter-inch business depends, in part, upon its continued access to and its ability to adapt to change in such quarter-inch technology.

The Company's research and development expenses were approximately $37.0 million, $33.6 million and $31.6 million in 1995, 1994 and 1993, respectively. All of the Company's research and development costs are expensed as incurred. The Company's research and development organization consisted of 243 persons as of February 3, 1996.

COMPETITION
-----------

The tape storage market is intensely competitive and subject to rapid technological change, as a number of manufacturers of alternative tape technologies compete for a limited number of customers. The Company will face more significant competitive challenges in the future in the form of loss of market share, pricing pressure and otherwise.

The Company believes that the principal competitive factors in this market are storage capacity, data transfer rate, form factor, price, product quality and reliability, timing of new product introductions, volume availability, and customer support. Numerous companies are engaged in the research, development and commercialization of data storage products, including certain computer manufacturers that incorporate their own tape storage products into their systems, such as IBM and Hewlett-Packard. Some of the Company's current and potential competitors have significantly greater financial, technical and marketing resources than those of the Company. The industry has experienced a number of consolidations, such as the merger of Conner Peripherals with Seagate and Quantum's purchase of Digital Equipment Corporation's digital linear tape division. These changes have increased and may continue to increase the competitive pressures on the Company. While the Company believes that it is currently the only manufacturer of 8mm tape subsystems for data storage applications, the Company believes Sony and others could introduce a competitive 8mm tape drive. See
"Risk Factors--Dependence on Key Vendors; Sony."   There can be no assurance
that other companies will not enter the 8mm market in the future.

The Company currently competes at the higher end of the tape subsystem market against half-inch cartridge products produced by others. Such half-inch products offer higher capacity and data transfer rates than do the Company's current products. Quantum Corporation, with its introduction of digital linear tape ("DLT"), serves the higher end of the tape subsystem market addressed by the Company's current and announced products. In particular, Quantum's DLT 4000 offering has established a significant presence in the market targeted by the Company with its announced Mammoth product. In addition, Quantum has announced products, including the announced DLT 7000, with announced data storage capacities and transfer rates in excess of the Company's current or announced products. Among the competitors currently offering other half-inch cartridge products are Fujitsu, IBM, Overland Data and StorageTek. In addition, other competitors may enter the half-inch market in the future.

Additional competition in the tape subsystem market has come from companies offering 4mm products using helical scan technology. The 4mm products typically offer the advantages of lower price and smaller size, making 4mm products more readily adaptable to computing systems using smaller form factors. As a result, the Company's 8mm products have experienced competition from 4mm-based products principally in the low-end file server and workstation markets. In addition, Sony, one of the Company's key suppliers, currently offers a competitive tape storage product based on 4mm technology. There can be no assurance that Sony's current efforts to produce and market competitive products will not adversely affect Sony's supply of 8mm tape decks and advanced tape media to the Company. See "Business--Manufacturing--Sony Tape Deck Agreements."

At the low end of the market, the Company's quarter-inch products compete directly with the quarter-inch products manufactured by Seagate, Hewlett-Packard, Tandberg, Iomega and Rexon. The Company's 8mm products also currently compete at the low end of the tape storage market with products using conventional tape technologies, such as quarter-inch products. Quarter-inch technology typically offers the advantage over 8mm products of low price as well as compatibility of new products with the large installed base of earlier generation quarter-inch products. As a result, quarter-inch drives have often been used to store data for desktop personal computers and networks. While the Company's 8mm products have historically had a capacity advantage over available products based on quarter-inch technologies, vendors of quarter-inch based products have announced tape storage products with increased transfer rates and capacities of up to 14 gigabytes and may announce tape storage products with even greater capacities. If these higher capacity products are successfully introduced, they could represent a more significant competitive challenge to the Company.

The Company may face significant competitive challenges in the library market in the form of pricing pressure, loss of business and otherwise. The Company's library offerings currently represent higher-margin business to the Company and, as such, any shortfall in the sale of these products would have a relatively greater impact on the Company's results of operations. The following chart represents the Company's major competitors in library products:

                           8mm               DLT              4mm
                           ---               ---              ---

IBM                         X
Qualstar                    X                                  X
Adic                        X                  X               X
Hewlett-Packard                                                X
Quantum                                        X
Breece Hill                                    X
Odetics                                        X
StorageTek                  X                  X               X
Spectra Logic               X                                  X
Seagate                                                        X

Significant competition could also develop from companies offering erasable and non-erasable optical disks. In addition, other companies in the future may introduce competitive storage subsystems based upon new technologies.

PATENTS AND LICENSES
--------------------

The Company relies on a combination of patents, copyright and trade secret protection, non-disclosure agreements and licensing arrangements to establish and protect its proprietary rights. As of February 12, 1996, the Company owns 33 United States patents relating to technologies and certain aspects of the Company's tape subsystems and robotic tape libraries and has taken steps to establish certain protection in Asia and Europe. In addition, also as of February 12, 1996, the Company has 25 patent applications pending in the United States and intends to file additional applications for patents covering its products. There can be no assurance that patents will issue from any of these pending applications or, if patents do issue, that any claims allowed will be sufficiently broad to protect the Company's technology. In addition, there can be no assurance that any patents that may be issued to the Company will not be challenged, invalidated or circumvented, or that any rights granted thereunder would provide proprietary protection to the Company. Although the Company continues to implement protective measures and intends to defend its proprietary rights, policing unauthorized use of the Company's technology or products is difficult and there can be no assurance that these measures will be successful. In addition, the laws of certain foreign countries may not protect the Company's proprietary rights to the same extent as do the laws of the United States.

The Company believes that, because of the rapid pace of technological change in the tape storage industry, patent and trade secret protection are less significant than factors such as the knowledge, ability and experience of the Company's personnel, new product introductions and frequent product enhancements.

The Company has received, and may receive in the future, communications from third parties asserting that the Company's products infringe the proprietary rights of third parties or seeking indemnification against such infringement. There can be no assurance that any of these claims will not result in protracted and costly litigation. While it may be necessary or desirable in the future to obtain licenses relating to one or more of its products or relating to current or future technologies, there can be no assurance that the Company will be able to do so on commercially reasonable terms. In particular, the Company's announced Mammoth product incorporates a mechanical deck assembly to be produced by the Company rather than be purchased from a third party. The Company does not therefore benefit from supplier indemnification with respect to patent or other intellectual property infringement. There can be no assurance that the manufacture or sale of the Mammoth product will not infringe the proprietary rights of third parties. The inability to obtain any required license or to obtain such license on commercially reasonable terms could have a material adverse effect on the Company's results of operations.

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

The Company and Sony have entered into certain joint development agreements with respect to tape decks and tape deck subassemblies. Under these agreements, the Company and Sony have joint ownership of certain technology related to these decks and subassemblies. See "Business--Research and Development." In addition, the Company has granted manufacturing licenses to certain customers which enable them to manufacture and sell the Company's products upon the occurrence of certain events, including the failure of the Company to perform its supply obligations.

BACKLOG
-------

The Company's backlog as of December 30, 1995 and December 31, 1994 totaled approximately $21 million and $29.5 million, respectively. The Company's customers typically execute master purchase contracts with the Company.
These agreements generally do not require the customer to purchase minimum quantities of the Company's products. Backlog consists of purchase orders for which a delivery schedule within six months has been specified by the customer. Lead times for the release of purchase orders depend upon the scheduling practices of each customer, and the Company anticipates that the rate of new orders will vary significantly from month to month. In addition, the Company's actual shipments depend upon its production capacity and component availability. Customers may cancel or reschedule orders without significant penalty. For these reasons, the Company's backlog as of any particular date may not be indicative of the Company's actual sales for any succeeding fiscal period.

EMPLOYEES
---------

As of January 31, 1996, the Company had 1,278 full-time employees and 98 temporary, part-time or contract employees for a total of 1,376 employees. Of the Company's total employees, 243 were employed in engineering, 245 in sales, marketing and technical support, 707 in manufacturing and service, and 76 in finance and administration. None of the Company's employees is represented by a labor union although Exabyte Magnetics GmbH is subject to an organized Works Council. In addition, the Company has experienced no work stoppages and believes that its employee relations are good.

The Company's success depends to a significant extent upon the ability to attract, retain and motivate key engineering, marketing, sales, manufacturing, support and executive personnel.

Item 2.
PROPERTIES

The Company's corporate offices, research and development, and manufacturing facilities are located in Boulder, Colorado, in leased buildings aggregating approximately 420,000 square feet. The lease terms on these facilities expire on various dates ranging from May 1996 to September 2005. The Company believes that additional space will be available if needed for further expansion. The Company also leases approximately 5,500 square feet in San Jose, California.

The Company also leases a research and development office and manufacturing facilities in Nuremberg (Germany); a procurement office in Tokyo (Japan); a service and manufacturing facility in Falkirk (Scotland); sales and support offices in Utrecht (The Netherlands); Woodbridge, Ontario (Canada); Paris (France); Gwynedd (United Kingdom); Frankfurt (Germany); Shanghai (China); and Singapore; and domestic sales and support offices in Campbell and Mission Viejo, California; Tampa, Florida; Oak Brook, Illinois; Annapolis, Maryland; Walpole, Massachusetts; Clark, New Jersey; Huntersville, North Carolina; Beaverton, Oregon; Dallas and Houston, Texas.

Item 3.
LEGAL PROCEEDINGS

There are no material legal proceedings against the Company.

Item 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Inapplicable.

EXECUTIVE OFFICERS OF THE COMPANY
=================================

The executive officers of the Company and their ages as of March 15, 1996 are as follows:

Peter D. Behrendt(1)   57     Chairman of the Board of Directors,
                              President and Chief Executive Officer
Mark W. Canright       45     Senior Vice President
                              Sales and Customer Support
William L. Marriner    43     Executive Vice President, Finance &
                              Administration, Chief Financial Officer
                              & Treasurer
David L. Riegel        58	    Executive Vice President of Operations &
                              Chief Operating Officer

(1) Member of the Stock Option Committee of the Board of Directors.

Mr. Peter D. Behrendt joined the Company as President, Chief Operating Officer and director in July 1987 and has served as the Company's Chief Executive Officer since July 1990 and as the Company's Chairman of the Board since January 1992. Prior to joining the Company, Mr. Behrendt held various executive positions during 26 years with IBM, including director of Quality and Product Assurance for the Information Systems and Communications Group as well as Product Manager of the electronic typewriter business, and was responsible for product and business planning for IBM's tape and disk offerings. Mr. Behrendt is also a director of Western Digital Corporation and Infocus Systems Corporation.

Mr. William L. Marriner joined the Company in March 1987 as Vice President, Finance and Administration and Chief Financial Officer, and has served as Treasurer since July 1990, Senior Vice President since July 1991 and Executive Vice President since December 1994. Mr. Marriner served as Secretary from July 1989 to February 1995. Prior to joining the Company, Mr. Marriner held various positions at StorageTek from 1978 to 1987, including Vice President of Pacific and Latin American Operations, Manager of Business Planning and Administration for International Operations, and Assistant to the President.

Mr. Mark W. Canright joined Exabyte in 1987 as Western Region Sales Manager and was promoted to Western Region Director in 1990, Vice President of North American Sales in January 1992, Vice President of Worldwide Sales and Support in July 1992, Vice President of Worldwide Sales and Marketing in January 1993 and of Senior Vice President of Worldwide Sales and Marketing in January 1994. Mr. Canright has held the position of Senior Vice President of Sales and Customer Support since February 1996. Prior to joining the Company,
Mr. Canright held various sales management positions at the Burroughs Corporation, Data General and Convergent Technologies.

Mr. David L. Riegel joined the Company in November 1992 as Senior Vice President of 8mm Operations. He became Senior Vice President of Operations in July 1993 and has served as Executive Vice President and Chief Operating Officer since December 1994. Prior to joining the Company, Mr. Riegel was President and CEO and has continued to serve on the board of directors of Bolder Technologies Corp. (previously Bolder Battery), a company engaged in the development of batteries, from May 1992 until November 1992. Mr. Riegel served as President and CEO of PrairieTek Corp., a disk drive manufacturer, from July 1990 until November 1992. PrairieTek Corp. filed for protection under the Federal bankruptcy laws in August 1991. Mr. Riegel previously served as the Vice President of Component Operations for Imprimus Technology, a subsidiary of Control Data Corporation, from September 1987 until October 1989.

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

Calendar Year                                      High               Low
-------------                                     -----              -----
1994
First Quarter................................      22-3/8            16-7/8
Second Quarter...............................      20-3/8            14-1/8
Third Quarter................................      21-1/8            14-1/8
Fourth Quarter...............................      23-5/16           17-3/8

1995
First Quarter................................      21-1/8            15-7/8
Second Quarter...............................      17-1/8            12
Third Quarter................................      17                12-3/8
Fourth Quarter...............................      14-13/16          11-1/2

1996
First Quarter (through March 1, 1996)........      16                13-1/8

At March 1, 1996, the Company had 1,010 holders of record of its Common Stock. The Company has never paid cash dividends on its Common Stock. In addition, the Company's bank line of credit prohibits the payment of dividends without prior bank approval. The Company presently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.

Item 6.
SELECTED FINANCIAL DATA
(In thousands, except per share amounts)

The selected financial data set forth below with respect to the Company's consolidated statements of operations for the fiscal years ended December 30, 1995, December 31, 1994, January 1, 1994, January 2, 1993 and December 28, 1991 and with respect to the consolidated balance sheets as of December 30, 1995, December 31, 1994, January 1, 1994, January 2, 1993 and December 28, 1991 are derived from consolidated financial statements audited by Price Waterhouse LLP, independent accountants. The consolidated financial statements for the years ended December 30, 1995, December 31, 1994 and January 1, 1994 are included elsewhere in this report on Form 10-K and the selected financial data shown below are qualified by reference to such financial statements.

                                                                          Fiscal Years Ended
                                                      Dec. 30,    Dec. 31,    Jan. 1,     Jan. 2,     Dec. 28,
Consolidated Statement of Operations Data:             1995        1994        1994        1993        1991
------------------------------------------            -------     -------     -------     -------     -------
Net sales....................................        $374,147    $381,844    $310,295    $287,444    $234,052
Cost of goods sold...........................         311,891     257,365     219,053     183,380     139,751
                                                     --------    --------    --------    --------    --------
Gross profit.................................          62,256     124,479      91,242     104,064      94,301
Operating Expenses
     Selling, general and administrative.....          49,896      42,560      37,169      30,790      24,704
     Research and development................          36,956      33,586      31,648      22,896      21,101
     Purchased research and development......              --       2,597(1)       --      13,469          --
                                                     --------    --------    --------    --------    --------
Income (loss) from operations................         (24,596)     45,736      22,425      36,909      48,496
Other income, net............................           1,568       2,069       1,507       1,954       1,751
                                                     --------    --------    --------    --------    --------
Income (loss) before income taxes............         (23,028)     47,805      23,932      38,863      50,247
(Provision) benefit for income taxes.........          10,593     (15,400)     (7,750)    (18,369)    (18,050)
                                                     --------    --------    --------    --------    --------
Net income (loss)............................        $(12,435)    $32,405     $16,182     $20,494     $32,197
                                                     ========    ========    ========    ========    ========
Net income (loss) per share..................          $(0.57)      $1.48       $0.76       $0.95       $1.51
                                                     ========    ========    ========    ========    ========
Common and common equivalent shares used in
     the calculation of net income (loss)
     per share(2)............................          21,711      21,965      21,399      21,612      21,323
Consolidated Balance Sheet Data:
-------------------------------
Working Capital..............................        $137,143    $157,978    $129,693    $112,688    $ 96,879
Total Assets.................................         250,336     242,765     197,307     183,066     149,940
Long-term obligations, excluding current
     portion.................................           4,181         237         454         495         143
Stockholders' equity.........................         186,366     196,907     158,535     140,260     112,123

(1) See Note 10 of Notes to Consolidated Financial Statements for an explanation of the accounting for the Grundig Data Scanner GmbH acquisition during 1994.
(2) See Note 1 of Notes to Consolidated Financial Statements for an explanation of the determination of shares used in computing net income (loss) per share.

Quarterly Results of Operations (Unaudited)
-------------------------------------------
The following table sets forth unaudited operating results for each quarter of fiscal 1995 and 1994. This information has been prepared on the same basis as the audited financial statements and, in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement thereof. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                                  Quarters Ended
                                                     Dec. 30,   Sep. 30,    Jul. 1,     Apr. 1,
                                                       1995       1995       1995        1995
                                                     -------    -------     -------    -------
                                                      (In thousands, except per share amounts)
Net sales..............................               $96,871    $84,100    $96,983    $96,193
Cost of goods sold.....................                71,947     99,772     73,728     66,444
                                                     --------    -------    -------    -------
Gross profit (loss)....................                24,924    (15,672)    23,255     29,749

Selling, general and administrative....                12,560     14,725     11,951     10,660
Research and development...............                 8,855     10,007      9,237      8,857
Purchased research and development.....                    --         --         --         --
                                                     --------    -------    -------    -------
Income (loss) from operations..........                 3,509    (40,404)     2,067     10,232
Other income (expense), net............                    77        (93)       140      1,444
                                                     --------    -------    -------    -------
Income (loss) before income taxes......                 3,586    (40,497)     2,207     11,676
(Provision) benefit for income taxes...                  (319)    15,632       (517)    (4,203)
                                                     --------    -------    -------    -------
Net income (loss)......................               $ 3,267   $(24,865)   $ 1,690    $ 7,473
                                                     ========    =======    =======    =======
Net income (loss) per share............                 $0.15     $(1.13)     $0.08      $0.34
                                                     ========    =======    =======    =======

                                                             As a Percentage of Net Sales
Net sales                                               100.0%     100.0%     100.0%     100.0%
Cost of goods sold                                       74.3      118.7       76.0       69.1
                                                     --------    -------    -------    -------
Gross margin...........................                  25.7      (18.7)      24.0       30.9

Selling, general and administrative....                  13.0       17.5       12.3       11.1
Research and development...............                   9.1       11.9        9.5        9.2
Purchased research and development.....                    --         --         --         --
                                                     --------    -------    -------    -------
Income (loss) from operations..........                   3.6      (48.1)       2.2       10.6
Other income (expense), net............                   0.1       (0.1)       0.1        1.5
                                                     --------    -------    -------    -------
Income (loss) before income taxes......                   3.7      (48.2)       2.3       12.1
(Provision) benefit for income taxes...                  (0.3)      18.6       (0.6)      (4.3)
                                                     --------    -------    -------    -------
Net income (loss)......................                   3.4%     (29.6)%      1.7%       7.8%
                                                     ========    =======    =======    =======

                                                                  Quarters Ended
                                                     Dec. 31,    Oct. 1,    Jul. 2,    Apr. 2,
                                                       1994       1994       1994        1994
                                                     -------    -------     -------    -------
                                                      (In thousands, except per share amounts)
Net sales..............................              $103,268    $99,001    $92,681    $86,894
Cost of goods sold.....................                68,535     66,443     62,863     59,524
                                                     --------    -------    -------    -------
Gross profit...........................                34,733     32,558     29,818     27,370

Selling, general and administrative....                11,950     10,646     10,552      9,412
Research and development...............                 9,165      8,671      8,133      7,617
Purchased research and development.....                 2,597         --         --         --
                                                     --------    -------    -------    -------
Income from operations.................                11,021     13,241     11,133     10,341
Other income(expense), net.............                   471        485        485        628
                                                     --------    -------    -------    -------
Income before income taxes.............                11,492     13,726     11,618     10,969
Provision for income taxes.............                (2,328)    (4,941)    (4,182)    (3,949)
                                                     --------    -------    -------    -------
Net income.............................               $ 9,164    $ 8,785    $ 7,436    $ 7,020
                                                     ========    =======    =======    =======
Net income per share...................                 $0.41      $0.40      $0.34      $0.32
                                                     ========    =======    =======    =======

                                                             As a Percentage of Net Sales
Net sales                                               100.0%     100.0%     100.0%     100.0%
Cost of goods sold                                       66.4       67.1       67.8       68.5
                                                     --------    -------    -------    -------
Gross margin...........................                  33.6       32.9       32.2       31.5

Selling, general and administrative....                  11.5       10.7       11.4       10.8
Research and development...............                   8.9        8.8        8.8        8.8
Purchased research and development.....                   2.5         --         --         --
                                                     --------    -------    -------    -------
Income from operations.................                  10.7       13.4       12.0       11.9
Other income(expense), net.............                   0.5        0.5        0.5        0.7
                                                     --------    -------    -------    -------
Income before income taxes.............                  11.2       13.9       12.5       12.6
Provision for income taxes.............                  (2.3)      (5.0)      (4.5)      (4.5)
                                                     --------    -------    -------    -------
Net income.............................                   8.9%       8.9%       8.0%       8.1%
                                                     ========    =======    =======    =======


Item 7.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.

The following tables set forth items in the Exabyte Corporation and Subsidiaries (the "Company") Consolidated Statements of Operations for the three years ended December 30, 1995, December 31, 1994 and January 1, 1994 as a percentage of net sales.

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   Fiscal  Years
                                                      1995              1994              1993
                                                     -----             -----             -----
Net sales...................................         100.0%            100.0%            100.0%
Cost of goods sold..........................          83.4              67.4              70.6
                                                     -----             -----             -----
Gross margin................................          16.6              32.6              29.4

Operating expenses:
  Selling, general and administrative.......          13.3              11.1              12.0
  Research and development..................           9.8               8.8              10.2
  Purchased research and development........            --               0.7                --
                                                     -----             -----             -----
Income (loss) from operations...............          (6.5)             12.0               7.2
Other income, net...........................           0.4               0.5               0.5
                                                     -----             -----             -----
Income (loss) before income taxes...........          (6.1)             12.5               7.7
(Provision) benefit for income taxes........           2.8              (4.0)             (2.5)
                                                     -----             -----             -----
Net income (loss)...........................          (3.3)%             8.5%              5.2%
                                                     =====             =====             =====

PRODUCT MIX TABLE

                                                                     Fiscal Years
                                                      1995               1994               1993
                                                     -----              -----              -----
8mm products:
  EXB-8200..................................          1.1%               5.1%              14.3%
  EXB-8500..................................          3.0               13.6               32.2
  EXB-8205..................................          4.3                3.5                1.8
  EXB-8505..................................         48.6               43.1               22.1
  Stand-alone subsystems (for above
    products)...............................          6.3                6.5                6.1
  EXB-8700..................................          0.8                 --                 --
  EXB-10, 10i, 10e, 60 and 120..............          1.6                7.8                7.1
  EXB-10h, 210, 440 and 480.................         14.1                2.8                 --
4mm and quarter-inch cartridge products:
  EXB-4200..................................          5.8                4.8                1.8
  EXB-2501 and EXB-1500.....................          1.9                1.5                0.9
Consumables.................................          9.5                8.1                7.9
Service, spares and other...................          5.6                4.9                6.3
Sales allowances............................         (2.6)              (1.7)              (0.5)
                                                    -----              -----              -----
                                                    100.0%             100.0%             100.0%
                                                    =====              =====              =====

In addition to the historical information contained herein, the following discussion contains forward-looking statements that include risks and uncertainties. The Company's results of operations may differ materially from results contemplated or otherwise anticipated by each and every such forward-looking statement. Factors that could cause actual results to differ include, but are not limited to, those identified herein as well as those discussed in the Company's filings on Form 10-K and Forms 10-Q.

FISCAL YEAR 1995 COMPARED TO 1994
---------------------------------

The Company's net sales of $374.1 million for fiscal 1995 decreased 2.0% from net sales of $381.8 million for 1994. This decrease was the result of lower shipments of 8mm full-high drive and library products. Partially offsetting this decrease was an increase in the shipments of 8mm half-high, 4mm and quarter-inch drives and libraries. Consumable sales and service revenues also grew.

During 1995, sales of the Company's half-high products increased as customer demand shifted from the Company's full-high products. This shift was evident in both drives and libraries. This shift is expected to continue until the last of the full-high units are shipped in 1996. Demand for 8mm drives has shifted to the half-high products such as the EXB-8505 whose sales increased to 49% of sales in 1995 from 43% in 1994. Sales of the Company's full-high drives, the EXB-8200 and EXB-8500, decreased to 1% and 3%, respectively, of sales in 1995 from 5% and 14%, respectively, in 1994. Sales of libraries have shifted to the half-high EXB-10h, EXB-210, EXB-440 and EXB-480, which represented 14% of sales during 1995 compared to 3% in 1994. Sales of the full-high library products, the EXB-10, EXB-60 and EXB-120 decreased to 2% of sales during 1995, compared to 8% in the prior year.

The relative customer mix during 1995 shifted to distributors, original equipment manufacturers ("OEMs") and end-users from value-added resellers ("VARs"). Sales to distributors increased to 40% of sales in 1995 from 35% in 1994. OEM customers accounted for 42% of sales in 1995, compared to 40% in 1994. Sales to end-users increased to 4% of net sales in 1995 from 3% in 1994. VAR sales decreased to 14% of sales in 1995 from 22% in 1994. This shift in customer mix was primarily the result of greater sales to existing distributor accounts and the addition of a large distributor in December 1994.

The Company's gross margin percentage for 1995 decreased to 16.6% compared to 32.6% for 1994. The 1995 margins were affected by special non-recurring third quarter charges in other cost of sales of $34.2 million. Excluding such charges, the gross margin for the year was 25.8%. The special charges resulted from : (1) the write-off of raw material inventories associated with previously announced end-of-life products; (2) the write-off of specialized fixed assets utilized in the manufacture of these products; (3) the write-down of end-of-life finished goods to their net realizable value; (4) the recording of losses on certain vendor obligations related to these products; and (5) losses on the sale of certain excess raw materials. Gross margin was also affected by a number of other factors during the year. A decline in the value of the dollar versus the yen resulted in significantly higher dollar costs for Japanese components in several products. A shift in product mix to lower margin 4mm and quarter-inch drives also adversely impacted the margin. Additionally, full-high products were sold at discounted prices in an effort to reduce inventory levels. Price erosion on all products is a continuing factor for the Company due to the competitive nature of the storage peripherals business.

Selling, general and administrative expenses increased to $49.9 million in 1995 from $42.6 million in 1994. The increases were primarily the result of overall growth in the Company's European sales operations and increased promotional activity. Increases also include special non-recurring third quarter charges of $2.6 million, comprised of a write-off of goodwill related to two previous acquisitions and write-offs of capitalized evaluation and demonstration equipment related to end-of-life products. The principal components of these selling, general and administrative costs include salaries and benefits, sales commissions, advertising and promotion, travel and related costs and depreciation expenses.

Research and development expenditures increased to $37.0 million for 1995 compared to $33.6 million in 1994. The increases were attributed to the acquisition of an engineering subsidiary, Exabyte Magnetics GmbH, in October of 1994, increased expenditures related to the development of the Mammoth product and increased costs dedicated to software support.

Both selling, general and administrative and research and development expenditures were modestly impacted by shutdown and severance costs related to closure and consolidation of facilities in Ann Arbor, Michigan, San Jose, California, and Lenexa, Kansas during 1995.

Other income, net, consists primarily of interest income, royalty income and expense, state franchise taxes, foreign currency gains and losses and other miscellaneous items.

The benefit for income tax for 1995 was 46.0% compared to a provision of 32.2% in the prior year. See Note 6 of Notes to Consolidated Financial Statements for a description of the factors which resulted in the effective tax rates being different from the statutory tax rate of 35%.

FISCAL YEAR 1994 COMPARED TO 1993

The Company's net sales of $381.8 million for fiscal 1994 increased 23% from net sales of $310.3 million for 1993. This sales growth was primarily the result of increases in the unit shipments of 8mm half-high drives, 4mm drives, quarter-inch drives and libraries. Partially offsetting these increases was a reduction in the unit volume shipments of 8mm full-high drives as well as decreases in the average selling prices of all products.

During 1994, sales of the half-high EXB-8505 product increased to 43% of sales from 22% in 1993. Sales of full-high products, the EXB-8200 and EXB-8500, decreased to 5% and 14% of sales, respectively, from 14% and 32% in 1993.
The decreased sales of full-high products reflect shifting customer demand to the Company's half-high products.

The relative customer mix during 1994 shifted more to distributors from OEMs and VARs. Distributors accounted for 35% of total sales in 1994 compared to 24% in 1993. OEM sales represented 40% of total sales, down from 41% in 1993. VARs accounted for 22% of total sales in 1994 compared to 33% in 1993. End-users accounted for 3% of total sales in 1994 compared to 2% in 1993.
This shift in customer mix for 1994 was the result of increased sales to existing distributor accounts as well as the addition of several new distribution customers.

The Company's gross margin increased to 32.6% of sales in 1994 compared to 29.4% in 1993. This increase in gross margin was due to an increased percentage of sales to higher margin distribution customers and a change in the sales mix to higher margin 8mm half-high and library products.

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

The provision for income taxes for 1994 decreased to 32.2% of income before income taxes from 32.4% in 1993. See Note 6 of Notes to Consolidated Financial Statements for a description of the factors which resulted in the effective tax rates being lower than the statutory tax rate of 35%.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During 1995, the Company generated $10.6 million of cash from operating activities, received $1.8 million from the issuance of common stock to Company employees, expended $23.3 million for capital equipment and paid $0.5 million on long-term liabilities. Together, these activities resulted in a decrease in the combined balance of cash and short-term investments of $11.4 million to a year-ending balance of $68.9 million.

The Company's working capital decreased to $137.1 million on December 30, 1995, from $158.0 million on December 31, 1994. The decrease in working capital was primarily the result of negative cash flow combined with the write-off of certain inventories and increased inventory reserves which resulted in a decrease in inventories of $4.1 million.

The Company has a $7.5 million bank line of credit which expires April 30, 1996, with borrowings under the line limited to 80% of eligible accounts receivable plus 25% of eligible inventory (limited to $3,000,000). On December 30, 1995, the amount available under the line was $7.5 million and no borrowings were outstanding. Borrowings under the line of credit bear interest at the lower of the bank's prime rate or LIBOR + 2%. The ability to borrow under this line of credit is dependent upon the Company's adherence to a set of financial covenants, including the need to be profitable on a quarterly basis. As a result of the loss for the third quarter and year-to-date 1995, the Company was in technical violation of this profitability covenant. This technical violation was subsequently waived by the lender. The Company anticipates that it will renew such line at comparable terms upon its expiration.

The Company currently expects to make capital expenditures of approximately $18 million during 1996. The Company believes its existing sources of liquidity and funds expected to be generated from operations will provide adequate cash to fund anticipated working capital and other cash requirements through fiscal 1996.

Item 8.
FINANCIAL STATEMENTS

                                                                         Page

Report of Independent Accountants...................................        36



Consolidated Balance Sheets -
December 30, 1995 and December 31, 1994.............................        37


Consolidated Statements of Operations - for the years ended
December 30, 1995, December 31, 1994 and January 1, 1994 ...........        38


Consolidated Statements of Changes in Stockholders' Equity -
for the years ended
December 30, 1995, December 31, 1994 and January 1, 1994 ...........        39


Consolidated Statements of Cash Flows -
for the years ended
December 30, 1995, December 31, 1994 and January 1, 1994............     40-41


Notes to Consolidated Financial Statements..........................     42-52

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
   Stockholders of Exabyte Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of changes in stockholders' equity, present fairly, in all material respects, the financial position of Exabyte Corporation and its subsidiaries at December 30, 1995 and December 31, 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




/s/ Price Waterhouse LLP
------------------------
PRICE WATERHOUSE LLP


Boulder, Colorado
January 17, 1996

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS                                     December 30,              December 31,
                                              1995                      1994
                                            ---------                 ---------
Current assets:
  Cash and cash equivalents..........       $ 40,137                    46,233
  Short-term investments.............         28,800                    34,111
  Accounts receivable, net...........         56,785                    64,940
  Inventories, net...................         44,169                    48,236
  Deferred income taxes..............         17,595                     7,329
  Other current assets...............          9,446                     2,750
                                            --------                  --------
Total current assets.................        196,932                   203,599
                                            --------                  --------
Property and equipment, net..........         42,972                    29,166
Deferred income taxes................          7,703                     6,458
Other assets.........................          2,729                     3,542
                                            --------                  --------
                                              53,404                    39,166
                                            --------                  --------
                                            $250,336                  $242,765
                                            ========                  ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...................       $ 21,840                  $ 20,459
  Accrued liabilities................         32,945                    21,345
  Accrued income taxes...............          4,104                     3,600
  Current portion of long-term
    obligations .....................            900                       217
                                            --------                  --------
Total current liabilities............         59,789                    45,621
Long-term obligations ...............          4,181                       237
                                            --------                  --------
Commitments (Note 8).................
Stockholders' equity:
  Preferred stock, $.001 par value;
    14,000 shares authorized; no
    shares issued and outstanding....             --                        --
  Common stock, $.001 par value;
    50,000 shares authorized;
    21,827 and 21,657 shares
    issued...........................             22                        22
  Capital in excess of par value.....         59,102                    57,208
  Treasury stock, at cost, 15 shares.             (9)                       (9)
  Retained earnings..................        127,251                   139,686
                                            --------                  --------
Total stockholders' equity...........        186,366                   196,907
                                            --------                  --------
                                            $250,336                  $242,765
                                            ========                  ========

     The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

                                                             Fiscal Years Ended
                                                 December 30,    December 31,    January 1,
                                                    1995            1994            1994
                                                  --------        --------        --------
Net Sales............................             $374,147         381,844        $310,295
Cost of goods sold...................              311,891         257,365         219,053
                                                  --------        --------        --------
Gross profit.........................               62,256         124,479          91,242

Operating expenses:
Selling, general and administrative..               49,896          42,560          37,169
Research and development.............               36,956          33,586          31,648
Purchased research and development...                   --           2,597              --
                                                  --------        --------        --------
Income (loss) from operations........              (24,596)         45,736          22,425

Other income, net....................                1,568           2,069           1,507
                                                  --------        --------        --------
Income (loss) before income taxes....              (23,028)         47,805          23,932

(Provision) benefit for income taxes.               10,593         (15,400)         (7,750)
                                                  --------        --------        --------
Net income (loss)....................             $(12,435)        $32,405         $16,182
                                                  ========        ========        ========

Net income (loss) per share..........               $(0.57)          $1.48           $0.76
                                                  ========        ========        ========
Common and common
equivalent shares used in the
calculation of net income (loss)
per share............................               21,711          21,965          21,399
                                                  ========        ========        ========


     The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except per share data)

                                               Common Stock     Treasury Stock    Capital in Excess          Retained
                                              Shares  Amount   Shares    Amount     of Par Value     Other   Earnings
                                              ------  ------   ------    ------     ------------     -----   --------
Balance, January 2, 1993...............       20,940     $21      (14)      $(9)       $49,150        $(1)   $91,099

Common stock options exercised ($.10
  to $16.88 per share).................          163                                       891
Common stock issued pursuant to the
  Employee Stock Purchase Plan
  ($8.61 per share)....................           87                                       755
Treasury stock purchased...............                            (1)
Amortization of deferred compensation..                                                                 1
Tax effect of disqualifying
  dispositions of common stock.........                                                    446
Net income for the year................                                                                       16,182
                                              ------    ----     ----      ----      ---------        ---   --------
Balance, January 1, 1994...............       21,190      21      (15)       (9)        51,242         --    107,281

Common stock options exercised ($.10
  to $20.63 per share).................          392       1                             3,993
Common stock issued pursuant to the
  Employee Stock Purchase Plan
  ($12.11 per share)...................           75                                       906
Tax effect of disqualifying
  dispositions of common stock.........                                                  1,067
Net income for the year................                                                                       32,405
                                              ------    ----     ----      ----      ---------        ---   --------
Balance, December 31, 1994 ............       21,657      22      (15)       (9)        57,208         --    139,686

Common stock options exercised ($.10
  to $18.38 per share).................           85                                       825
Common stock issued pursuant to the
  Employee Stock Purchase Plan
  ($11.69 and $11.63 per share)........           85                                       987
Tax effect of disqualifying
  dispositions of common stock.........                                                     82
Net loss for the year..................                                                                      (12,435)
                                              ------    ----     ----      ----      ---------        ---   --------
Balance, December 30, 1995 ............       21,827     $22      (15)      $(9)       $59,102        $--   $127,251
                                              ======    ====     ====      ====      =========        ===   ========

     The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                              Fiscal Years Ended
                                                            ----------------------
                                                    December 30,  December 31,   January 1,
                                                       1995           1994          1994
                                                     ---------     ---------      ---------

Cash flows from operating activities:
     Cash received from customers............        $382,862       $371,046       $301,978
     Cash received from related party........              --             --          2,702
     Cash paid to suppliers and employees....        (367,875)      (325,868)      (236,680)
     Cash paid to related party..............              --             --        (31,792)
     Interest received.......................           3,251          2,433          1,264
     Interest paid...........................            (330)          (156)          (159)
     Income taxes paid.......................          (7,292)       (21,104)        (9,334)
          Net cash provided by                       --------       --------       --------
            operating activities.............          10,616         26,351         27,979
                                                     --------       --------       --------

Cash flows from investing activities:
     (Purchase) sale of short-term
       investments, net......................           5,311        (13,111)        (4,050)
     Capital expenditures....................         (23,365)       (13,568)        (7,994)
     Acquisitions, net of cash acquired                    --         (3,035)        (6,437)
          Net cash used for                          --------       --------       --------
            investing activities.............         (18,054)       (29,714)       (18,481)
                                                     --------       --------       --------
Cash flows from financing activities:
     Net proceeds from issuance of
       common stock .........................           1,812          4,900          1,646
     Principal payments on long-term
       obligations...........................            (470)          (299)          (393)
          Net cash provided by                       --------       --------       --------
            financing activities.............           1,342          4,601          1,253
                                                     --------       --------       --------

Net increase (decrease) in cash and cash
     equivalents.............................          (6,096)         1,238         10,751
Cash and cash equivalents at beginning
     of year.................................          46,233         44,995         34,244
                                                     --------       --------       --------
Cash and cash equivalents at end
     of year.................................         $40,137        $46,233        $44,995
                                                     ========       ========       ========


     The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                               Fiscal Years Ended
                                                               ------------------
                                                     December 30,  December 31,  January 1,
                                                        1995          1994         1994
                                                      --------      --------    --------
Reconciliation of net income (loss) to net
  cash provided by operating activities:
     Net income (loss).........................       $(12,435)     $32,405      $16,182
     Adjustments to reconcile net income (loss)
       to net cash provided by operating
       activities:
          Depreciation, amortization
            and other..........................         17,153       13,697       13,746
          Write-down of fixed assets...........            792           81          487
          Deferred income tax provision........        (12,262)      (6,212)      (3,875)
          Provision for losses and reserves
            on accounts receivable.............          8,723        5,442        1,798
          Provision for end-of-life inventory
            write-downs........................         31,188           --           --
          Purchased research and development...             --        2,597           --

     Change in assets and liabilities, net of
       acquisitions:
          Accounts receivable..................           (569)     (17,187)      (8,103)
          Inventories..........................        (28,752)     (10,669)      13,433
          Other current assets.................         (6,695)      (1,613)          75
          Other assets.........................           (845)        (103)        (106)
          Accounts payable.....................          1,382          790       (9,894)
          Accrued liabilities..................         11,600        6,614        1,945
          Accrued income taxes.................          1,336          509        2,291
                                                      --------     --------     --------
          Net cash provided by
            operating activities...............        $10,616      $26,351      $27,979
                                                      ========     ========     ========

Supplemental schedule of non-cash
  investing and financing activities:
     Transfer of inventories to
       property and equipment..................        $2,605        $2,613       $1,830
     Capital lease obligations.................         4,042            --          286
     Fair market value of acquisition assets,
       including purchased research
       and development and goodwill............            --         3,605        8,677
     Acquisition liabilities assumed...........            --           538        2,177
     Income tax benefit of disqualifying
       dispositions of common stock............            82         1,067          446
     Note payable issued to purchase software
       licenses................................         1,055            --           --

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

 Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Exabyte FSC Ltd., a foreign sales corporation, Nihon Exabyte Corporation (Japan), Exabyte Europe B.V. (The Netherlands), Exabyte Scotland Limited (Scotland) and Exabyte Magnetics GmbH (Germany). During 1995, the Company liquidated a wholly owned subsidiary, Exabyte Texas Corporation (Texas) whose business activities have been integrated into the Company. All intercompany accounts and transactions have been eliminated.

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

Foreign Currency Forward Contracts

The Company enters into foreign currency forward contracts in anticipation of movements in the dollar/yen exchange rate which it uses to hedge the purchase of certain inventory components from Japanese manufacturers. The Company had outstanding contracts totaling $21.7 million and $20.4 million at December 30, 1995 and December 31, 1994, respectively. The maturity dates for these contracts for both years were within six months of the Company's respective year-end. Hedged inventory transactions are included in the Statement of Cash Flows as operating activities. At December 30, 1995 and December 31, 1994, the Company had unrealized losses on future contracts of approximately $1.3 million and $0.3 million, respectively, based upon the dollar/yen spot rates on those dates. Transaction gains or losses due to exchange rate movements are recorded upon settlement of the transaction, deferred into inventory, and recognized in income as the underlying inventory is sold.

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


                                                     December 30,   December, 31
                                                        1995           1994
                                                      --------       --------
                                                           (In thousands)

Accounts receivable..........................         $63,617        $69,394
Less: reserves and allowance for
  non-collection.............................          (6,832)        (4,454)
                                                      -------        -------
                                                      $56,785        $64,940
                                                      =======        =======

During the fiscal years ended December 30, 1995, December 31, 1994 and January 1, 1994, one customer accounted for approximately 15%, 17% and 16%, respectively, of sales. During the fiscal years ended December 30, 1995 and January 1, 1994, another customer accounted for approximately 11% and 10%, respectively, of sales in each year. No other customers accounted for 10% or more of sales in any of the three years presented.

Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Such cash equivalents aggregated $33,622,000 and $40,687,000 at December 30, 1995 and December 31, 1994, respectively. Cash equivalents are carried at cost which approximates fair value.

Short-Term Investments

Short-term investments are stated at cost, which approximates market value.

Inventories

Inventories are stated at the lower of cost or market, cost being determined by the first-in, first-out method. Inventories consisted of the following:

                                                     December 30,   December 31,
                                                        1995           1994
                                                      --------       --------
                                                           (In thousands)

Raw materials and component parts............         $24,932        $34,125
Work-in-process..............................           2,033          1,914
Finished goods...............................          17,204         12,197
                                                      -------        -------
                                                      $44,169        $48,236
                                                      =======        =======

During the third quarter of 1995, the Company recorded a lower of cost or market write-down on certain end-of-life products aggregating $23,636,000. At the same time, the Company accrued for losses on purchase commitments of $7,552,000 related to such products.

Depreciation and Amortization

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective depreciable assets (two to five years). Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the asset or the lease term. Maintenance and repairs are expensed as incurred and improvements are capitalized. Goodwill resulting from acquisitions is amortized using the straight-line method over five years. Amortization expense was $440,000, $880,000 and $807,000 in 1995, 1994 and 1993,
respectively.

In the third quarter of 1995, the Company determined that remaining goodwill aggregating $2,273,000 related to two 1993 acquisitions had been impaired and, accordingly, it was written off.

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

Net Income (Loss) Per Share

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

Use of Estimates

The Company has prepared these financial statements in conformity with generally accepted accounting principles which require the use of management's estimates. Actual results could differ from the estimates used.

Currently Issued Accounting Standard

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." SFAS 123, which is effective for fiscal years beginning after December 15, 1995, encourages, but does not require, companies to recognize compensation expense for the theoretical fair value of grants to employees of equity instruments based on mathematical formulas. Companies that choose not to adopt the new accounting rules will continue to apply the existing accounting contained in Accounting Principles Board Opinion (APBO) No. 25, "Accounting for Stock Issued to Employees." SFAS 123 requires companies that choose not to adopt the new fair value accounting rules to disclose the pro forma net income and earnings per share as if the fair value rules had been adopted.

Exabyte Corporation will adopt SFAS 123 in 1996. The Company anticipates it will elect to continue accounting for stock-based compensation in accordance with APBO 25 and provide the disclosures required by SFAS 123. Accordingly, the adoption of SFAS 123 will not have any effect on the Company's consolidated financial position or results of operations.

NOTE 2--PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                    December 30,    December 31,
                                                       1995            1994
                                                      --------       --------
                                                           (In thousands)

Equipment and furniture......................         $66,280        $51,738
Assets under capital leases..................           5,968          1,944
Leasehold improvements.......................          16,417         13,831
Less: accumulated depreciation and
  amortization...............................         (45,693)       (38,347)
                                                      -------        -------
                                                      $42,972        $29,166
                                                      =======        =======

Depreciation expense was $14,443,000, 12,956,000 and $12,851,000 in 1995, 1994
and 1993, respectively. Amortization of equipment and furniture under capital leases is included in depreciation expense.


NOTE 3--ACCRUED LIABILITIES

Accrued liabilities consist of the following:
                                                    December 30,   December 31,
                                                       1995           1994
                                                      --------       --------
                                                           (In thousands)

Wages and employee benefits..................         $ 5,603        $ 7,917
Warranty and related costs...................          20,068         11,839
Loss on purchase committments................           4,212             --
Other........................................           3,062          1,589
                                                      -------        -------
                                                      $32,945        $21,345
                                                      =======        =======

NOTE 4--DEBT

Line of Credit

As of December 30, 1995, the Company maintained a $7,500,000 unsecured line of credit. No borrowings were outstanding under the line as of that date.
Under the terms of the agreement, the Company may borrow the lesser of $7,500,000 or 80% of eligible accounts receivable plus 25% of eligible inventories (limited to $3,000,000). Borrowings made under the agreement bear interest at the lower of the bank's prime rate or LIBOR + 2%. The Company's bank line of credit prohibits the payment of dividends without prior bank approval. The line of credit agreement also includes certain financial and other covenants. The agreement is currently scheduled to expire in April 1996.

Long-Term Obligations

In 1995, the Company entered into a note payable for $1,055,000 to purchase certain software licenses. The note payable requires quarterly installments of interest (7.5%) and principal through February 1998. The Company has also entered into capital lease obligations related to the acquisition of certain equipment and leasehold improvements. The following represents future payments pursuant to these obligations as of December 30, 1995:

                                                      Capital Lease
                                      Note Payable    Obligations      Total
                                      ------------    -------------    -----
                                                     (In thousands)

     1996............................       $345         $1,051        $1,396
     1997............................        481            709         1,190
     1998............................        131            654           785
     1999............................         --            637           637
     2000............................         --            637           637
     Thereafter......................         --          2,389         2,389
                                            ----         ------        ------
                                             957          6,077         7,034
Less: amount representing interest...        (79)        (1,874)       (1,953)
                                            ----         ------        ------
Present values of payments...........        878          4,203         5,081
Less: current portion................       (295)          (605)         (900)
                                            ----         ------        ------
                                            $583         $3,598        $4,181
                                            ====         ======        ======

Interest expense aggregated $330,000, $156,000 and $159,000 in 1995, 1994 and
1993, respectively.

NOTE 5--CAPITAL STOCK AND STOCK OPTIONS

Stock Options

The Company authorized, under its 1987 incentive stock plan as amended, 8,000,000 shares of common stock for issuance to employees, including officers and directors. Under the plan, options are granted at an exercise price not less than the fair market value of the stock on the date of grant. Outstanding options vest over periods up to 50 months and expire 10 years after the date of grant, except in the event of the termination or death of the employee whereupon vested shares must be exercised within 90 days.

The following is a summary of stock option transactions:

                                             Shares            Price per share
                                             ------            ---------------
                                         (In thousands)

Outstanding at January 2, 1993.......        2,103             $0.10 - $35.63
  Granted............................          721             $8.88 - $17.50
  Exercised..........................         (163)            $0.10 - $16.88
  Forfeited..........................         (366)            $0.75 - $35.63
                                             -----
Outstanding at January 1, 1994.......        2,295             $0.10 - $35.63
  Granted............................          888            $15.38 - $21.75
  Exercised..........................         (392)            $0.10 - $20.63
  Forfeited..........................         (177)            $8.88 - $35.63
                                             -----
Outstanding at December 31, 1994.....        2,614             $0.10 - $35.63
  Granted............................          898            $12.63 - $17.88
  Exercised..........................          (85)            $0.10 - $18.38
  Forfeited..........................         (279)            $8.88 - $35.63
                                             -----
Outstanding at December 30, 1995.....        3,148             $0.10 - $35.63
                                             =====
Vested stock options outstanding at
  December 30, 1995..................        1,632
                                             =====

At December 30, 1995, there were 1,651,000 shares available for future grants of options.

Employee Stock Purchase Plan

On May 1, 1990, the stockholders approved an Employee Stock Purchase Plan which is qualified under Section 423 of the Internal Revenue Code. Under the Plan, employees may elect to have up to 10% of their gross salaries withheld by payroll deductions and applied to the purchase of common stock at a price equal to 85% of the lower of the market value at the beginning or the end of each six-month participation period during which the payroll deductions are accumulated to purchase the shares. The Company has authorized 500,000 shares of common stock for issuance under this plan of which 85,000, 75,000 and 87,000 were issued to participants during 1995, 1994 and 1993, respectively.

Stockholder Rights Plan

The Board of Directors adopted on January 24, 1991 and amended on August 23, 1995 a Stockholder Rights Plan ("Rights Plan") in which preferred stock purchase rights were distributed as a dividend at the rate of one right for each share of Exabyte common stock held as of February 15, 1991. The Rights Plan is designed to deter coercive or unfair takeover tactics and to prevent an acquiring entity from gaining control of the Company without offering a fair price to all of the Company's stockholders.

Each right will entitle the holders of the Company's common stock to purchase one one-hundredth of a share of preferred stock at an exercise price of $75, subject to adjustment in certain cases to prevent dilution. The rights are evidenced by the common stock certificates and are not exercisable or transferable apart from the common stock until the earlier of ten days after the date on which a person or group has acquired beneficial ownership of 15% or more of the common stock (an "Acquiring Entity") or ten business days after the public announcement of the commencement of a tender or exchange offer that would result in the Acquiring Entity owning 15% or more of the common stock. Further, the rights generally entitle each right holder (except the Acquiring Entity) to purchase that number of shares of the Company's common stock which equals the exercise price of the right divided by one-half of the current market price of the common stock if any person becomes the beneficial owner of 15% or more of the common stock. If an Acquiring Entity purchases at least 15% of the Company's common stock, but has not acquired 50%, the Board of Directors may exchange the rights (except those of the Acquiring Entity) for one share of common stock per right. In addition, under certain circumstances, if the Company is involved in a merger or other business combination in which the Company is not the surviving corporation, the rights entitle the holder to buy common stock of the Acquiring Entity with a market value of twice the exercise price of each right.

The Company is generally entitled to redeem the rights for $.01 per right at any time until ten days following a public announcement that a 15% stock position has been acquired and in certain other circumstances. The rights, which do not have voting rights, will expire on February 15, 2001, unless redeemed or exchanged earlier by the Company pursuant to the Rights Plan.

NOTE 6--INCOME TAXES

Pretax income (loss) was taxed in the following jurisdictions:

                        1995          1994         1993
                      -------       -------      -------
                                 (In thousands)

Domestic......       $(27,647)     $43,865      $22,918
Foreign.......          4,619        3,940        1,014
                      -------      -------      -------
                     $(23,028)     $47,805      $23,932
                      =======      =======      =======

The provision (benefit) for income taxes consist of the following:

                        1995          1994         1993
                      -------       -------      -------
                                 (In thousands)
Current:
  Federal.....         $ (275)      $17,214      $ 9,366
  State.......            205         2,737        1,938
  Foreign.....          1,739         1,661          321

Deferred:
  Federal.....        (11,396)       (5,891)      (3,528)
  State.......           (866)         (321)        (347)
                      -------       -------      -------
                     $(10,593)      $15,400      $ 7,750
                      =======       =======      =======

Total income tax provision (benefit) differs from the amount computed by applying the U.S. federal income tax rate of 35% to income (loss) before income taxes for the following reasons:

                                  1995          1994         1993
                                -------       -------      -------
                                           (In thousands)
U.S. federal income tax
  at statutory rate..........   $(8,060)       16,732      $ 8,376
State income taxes, net
  of federal benefit.........      (998)        1,776          788
Purchased research and
  development................        --           909           --
Research and development
  credits....................      (420)         (875)        (856)
Tax exempt interest..........      (414)         (419)        (326)
Foreign Sales Corporation....      (215)         (534)        (413)
Enacted future rate changes..        --            --         (113)
Net operating loss
  carryforwards recognized...        --        (2,650)          --
Other........................      (486)          461          294
                                -------       -------      -------
                               $(10,593)      $15,400      $ 7,750
                                =======       =======      =======


Deferred tax assets are attributable to the following:

                                                    December 30,   December 31,
                                                        1995           1994
                                                      --------       --------
                                                           (In thousands)

Warranty reserves                                     $ 5,349        $ 3,725
Depreciation                                            3,995          3,406
Acquired net operating loss carryforwards               2,343          2,587
Bad debt and revenue reserves                           2,142          1,462
Goodwill                                                1,365            465
Vacation costs                                            504            623
Inventory reserves                                      8,532            511
Other                                                   1,068          1,008
                                                      -------        -------
                                                      $25,298        $13,787
                                                      =======        =======

At December 30, 1995, net operating loss carryforwards of $6,695,000 are available to offset future taxable income. Utilization of the carryforwards are subject to an annual limitation of $670,000 through 2005.

NOTE 7--RELATED PARTY TRANSACTIONS

The Company maintained a product license agreement with Kubota Corporation of Japan ("Kubota"), a former stockholder of the Company, which granted Kubota the exclusive right to manufacture and market certain Company products in Japan and other specific territories in exchange for quarterly royalties. Royalty income aggregated $241,000 and $463,000 in 1994 and 1993, respectively. Through June 30, 1993, Kubota and the Company maintained an OEM purchase agreement, under which the Company was required to purchase a minimum of 58% of its annual product requirements of specified products. Product pricing was subject to periodic negotiation. The OEM purchase agreement was terminated by mutual consent of Kubota and the Company in 1993. Purchases from Kubota aggregated approximately $32,763,000 in 1993.

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

                                                        (In thousands)

     1996...................................               $ 5,380
     1997...................................                 5,173
     1998...................................                 4,616
     1999...................................                 4,597
     2000...................................                 3,944
     After 2001.............................                22,859
                                                           -------
                                                           $46,569
                                                           =======

Rent expense aggregated $6,061,000, $4,942,000 and $5,368,000 in 1995, 1994
and 1993, respectively.

NOTE 9--EMPLOYEE BENEFIT PLAN

Effective January 1988, the Company established a qualified Section 401(K) Savings Plan. The Plan allows eligible employees to contribute up to 15% of their salaries on a pre-tax basis. Company contributions to the Plan are discretionary. The Company recorded as expense matching contributions totaling $691,000, $652,000 and $461,000 in 1995, 1994 and 1993, respectively.
Company contributions are fully vested after six years of employment.

NOTE 10--ACQUISITIONS

On October 4, 1994, the Company acquired from Grundig AG all the outstanding common shares of Grundig Data Scanner GmbH, subsequently renamed Exabyte Magnetics GmbH ("EMG") for a purchase price of $3.1 million. EMG is engaged in the design and manufacture of heads and scanners for incorporation in high-performance helical-scan tape drives and is located in Nuremberg, Germany.

On February 19, 1993, the Company acquired the assets of the Mass Storage Division ("MSD") of Everex Systems, Inc., a designer of quarter-inch cartridge tape drives, for a purchase price of $5 million in cash. On February 16, 1993, the Company acquired all of the assets and certain liabilities of Tallgrass Technologies Corp. ("Tallgrass"), a value-added reseller of computer magnetic tape subsystems, for a purchase price of $1.5 million in cash.

The results of operations of each of these entities have been included in the accompanying Consolidated Financial Statements since their dates of acquisition. In addition, each of the acquisitions was accounted for using the purchase method; accordingly, assets and liabilities were recorded at their estimated fair values at the dates of acquisition. The excess of the purchase price over the net assets acquired of EMG ($2,597,000) was charged to operations as purchased research and development. The excess of the purchase price over the net assets acquired of Tallgrass ($1,353,000) and MSD ($3,046,000) were assigned to goodwill (see Note 1). The pro forma impact of the acquisitions on the Company's results of operations was not significant.

NOTE 11-FOREIGN OPERATIONS AND GEOGRAPHIC INFORMATION

The following table summarizes the Company's operations in different geographic areas:

Year Ended December 30, 1995            United
(In thousands)                          States      Europe      Elimination    Consolidation
                                       --------    --------     -----------    -------------
Sales to unaffiliated customers.....   $309,532    $64,615       $     --       $374,147
Transfers between geographic areas..     23,151      9,854        (33,005)            --
                                       --------    -------       --------       --------
Total net sales.....................   $332,683    $74,469       $(33,005)      $374,147
                                       ========    =======       ========       ========
Net Income..........................   $(15,085)   $ 2,650       $     --       $(12,435)
                                       ========    =======       ========       ========
Identifiable Assets.................   $233,740    $40,017       $(23,421)      $250,336
                                       ========    =======       ========       ========

Year Ended December 31, 1994            United
(In thousands)                          States      Europe      Elimination    Consolidation
                                       --------    --------     -----------    -------------
Sales to unaffiliated customers.....   $354,904    $26,940       $     --       $381,844
Transfers between geographic areas..     26,679      5,533        (32,212)            --
                                       --------    -------       --------       --------
Total net sales.....................   $381,583    $32,473       $(32,212)      $381,844
                                       ========    =======       ========       ========
Net Income..........................   $ 30,906    $ 1,499       $     --       $ 32,405
                                       ========    =======       ========       ========
Identifiable Assets.................   $236,354    $32,665       $(26,254)      $242,765
                                       ========    =======       ========       ========


Sales and transfers between geographic areas are accounted for at arm's length prices, which generally provide a profit after coverage of all operating costs. The identifiable assets by geographic areas are those assets used in the Company's operations in each area. The Company's Far East operations have not been disclosed as a separate geographic area because revenues from Far East sales are recorded by entities in other geographic areas and Far East identifiable assets are less than 10% of consolidated assets. Revenues generated by, and identifiable assets of, foreign operations were not material in 1993.

United States export sales, which exclude revenues generated by European operations, were made to the following geographic areas:

                         1995               1994               1993
                       --------           --------           --------
                                       (In thousands)

Europe............      $18,426            $46,878            $40,930
Other.............       31,086             27,732             15,588
                        -------            -------           --------
                        $49,512            $74,610            $56,518
                        =======            =======           ========

Item 9.
DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None

PART III

Item 10.
DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning the Company's directors is incorporated by reference from the information contained in the Section entitled "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's definitive Proxy Statement for the Company's 1995 Annual
Meeting of Stockholders to be filed within 120 days after December 30, 1995, the close of its fiscal year ("Proxy Statement"). Information concerning the executive officers of the Company is set forth in Part I of this Form 10-K.

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

Consolidated Financial Statements as of December 30, 1995 and December 31, 1994 and for each of the three fiscal years in the period ended December 30, 1995.


                                                                     Page
                                                                     -----
Report of Independent Accountants...............................       36

Consolidated Balance Sheets.....................................       37

Consolidated Statements of Operations...........................       38

Consolidated Statements of Changes in Stockholders' Equity......       39

Consolidated Statements of Cash Flows...........................    40-41

Notes to Consolidated Financial Statements......................    42-52


(a)	2.   Financial Statement Schedules

Schedules- Years ended December 30, 1995, December 31, 1994 and January 1, 1994

VIII     -  Valuation and Qualifying Accounts and Reserves.....        59



All other schedules are omitted because they are inapplicable, not required under the instructions, or the information is included in the financial statements or notes thereto.

(a)       3.       Exhibit Index

     Exhibit
      Number       Description
------------------------------

         3.1       Restated Certificate of Incorporation. (1)
         3.2       Certificate of Determination of Preference of Series
                   A Junior Participating Preferred Stock. (2)
         3.3       By-laws of the Company, as amended.
      **10.1       Incentive Stock Plan, as amended and restated on
                   February 4, 1995. (16)
      **10.2       Stock Option Agreements used in connection with the
                   Incentive Stock Plan. (3)
      **10.3       1990 Employee Stock Purchase Plan. (3)
      **10.4       Employee Stock Purchase Plan Offering used in
                   connection with the 1990 Employee Stock Purchase
                   Plan. (3)
      **10.5       Form of participation agreement used in connection
                   with the 1990 Employee Stock Purchase Plan. (3)
      **10.6       Stock Option Agreement, dated January 31, 1989,
                   between the Company and Bruce M. Holland, a director
                   of the Company. (1)
        10.7       Form of Indemnity Agreement entered into by the Company
                   with each director and executive officer of the Company.
                   (15)
        10.8       8mm Mechanical Components Supply Agreement, dated as of
                   April 1, 1990, among Sony Corporation, the Company and
                   Nihon Exabyte Corporation. (5)
        10.9       First Amendment, 8mm Mechanical Components Supply
                   Agreement, dated July 9, 1992, among Sony Corporation,
                   the Company  and Nihon Exabyte Corporation. (11)
        10.10      Agreement, dated November 8, 1990, between Sony
                   Corporation and the Company.(6)
        10.11      Loan Agreement, dated April 30, 1993, between the Company
                   and First National Bank in Boulder. (12)
        10.12      Lease Agreement, dated December 1, 1989, between the
                   Company and Eastpark Associates. (4)
        10.13      First and Second Addenda, dated May and July 16, 1990
                   respectively, to the Lease Agreement, dated December 1,
                   1989, between the Company and Eastpark Associates. (5)
        10.14      Lease Agreement, dated July 2, 1990, between the Company
                   and SBR Investments. (5)
        10.15      Lease Agreement, dated July 2, 1990, between the Company
                   and The First National Bank in Boulder, Trustee for the
                   Barrell Family Trust and Frank R. Drexel. (5)
       *10.16      Lease Agreement, dated December 9, 1991, between the
                   Company and Eastpark Technology Center, Ltd. (7)
        10.17      Option Contract, dated December 9, 1991, between the
                   Company and Eastpark Technology Center, Ltd. (7)
        10.18      Lease Agreement, dated May 8, 1992, between the Company
                   and Eastpark Associates, Ltd. (8)
      **10.19      1996 Officer Bonus Plan.
        10.20      Rights Agreement, dated January 24, 1991, between the
                   Company and The First National Bank of Boston, as Rights
                   Agent. (2)

        10.21 Amendment to the Rights Agreement, dated August 4, 1995, between the Company and The First National Bank of Boston as Rights Agent. (14)
        10.22 Vail/Steamboat 8mm Mechanical Components Supply Agreement, dated as of January 1, 1992, among Sony Corporation, Nihon Exabyte Corporation and the Company. (9)
        10.23 First Amendment of Vail/Steamboat 8mm Mechanical Components Supply Agreement, dated as of April 1, 1994. (15)
        10.24 Agreement and Plan of Reorganization By and Among Exabyte Corporation, EXB Merger Corporation, and R-Byte, Inc. (10)
        10.25 Asset Purchase Agreement dated as of February 19, 1993 By and Among Exabyte Corporation, Exabyte Acquisition Subsidiary Corporation and Everex Systems, Inc. (11)
        10.26 Asset Purchase Agreement dated February 12, 1993 By and Among Exabyte Corporation, Tallgrass Corporation, a Delaware corporation, and Tallgrass Technologies Corporation, a Kansas corporation. (11)
        10.27 Agreement for the sale and transfer of all shares in Grundig Data Scanner GmbH dated September 13, 1994. (13)
        21.1       List of Subsidiaries.
        23.0       Consent of Price Waterhouse LLP.

        *          Confidential treatment requested for parts of this
                   agreement.
        ** Indicates management contracts or compensation plans or arrangements filed pursuant to Item 601(b)(10) of Regulation S-K.
==============
(1) Filed as an Exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-30941) filed with the Securities and Exchange Commission (the "SEC") on September 8, 1989 or Amendments Nos. 1 and 2 thereto (filed on October 12, 1989 and October 16, 1989 respectively), and incorporated herein by reference.

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

(11) Filed as an Exhibit to the Company's 1992 Annual Report on Form 10-K, as filed with the SEC on March 24, 1993 and incorporated herein by reference.

(12) Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q, as filed with the SEC on May 14, 1993 and incorporated herein by reference.

(13) Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q, as filed with the SEC on November 17, 1994 and incorporated herein by reference.

(14) Filed as an Exhibit to the Company's Report on Form 8-K, as filed with the SEC on August 23, 1995 and incorporated herein by reference.

(15) Filed as an Exhibit to the Company's 1994 Annual Report 10-K, filed with the SEC on March 17, 1995 and revised and filed on March 24, 1995, incorporated herein by reference.

(16) Filed as an Exhibit to the Company's Report on Form S-8 (Registration No. 33-64591), as filed with the SEC on November 27, 1995 and incorporated herein by reference.



(b)     Reports on Form 8-K

No report on Form 8-K was filed during the fiscal quarter ended December 30, 1995.

EXABYTE CORPORATION AND SUBSIDIARIES
Schedule VIII - Valuation and Qualifying Accounts and Reserves
(In Thousands of Dollars)

     Col. A                           Col. B         Col. C       Col. D          Col. E         Col. F
-----------------                    ------------   --------    ------------     ---------     ----------
                                      Balance       Charged
                                      at            to           Charged                         Balance
                                      Beginning     Costs        to                              at End
                                      of            and          Other                           of
Description                           Period        Expenses     Accounts        Deduction       Period
-----------------                    ------------   --------    ------------     ---------     ----------
Year Ended January 1, 1994:
  Allowance for Doubtful Accounts        $  725      $ 353        $   --        $  (243) (1)    $  835

  Reserves for Sales Programs                --         --         1,445            (22) (2)     1,423

  Inventory Valuation Reserves            2,980       (650)           --           (930) (4)     1,400

  Deferred Tax Valuation Allowance        2,650         --            --             --          2,650
                                         ------     ------        ------         ------         ------
                                         $6,355      $(297)       $1,445        $(1,195)        $6,308
                                         ======     ======        ======         ======         ======
Year Ended December 31, 1994:
  Allowance for Doubtful Accounts        $  835       $ 36        $   --        $   152  (1)    $1,023

  Reserves for Sales Programs             1,423         --         5,406         (3,398) (2)     3,431

  Inventory Valuation Reserves            1,400      3,938            --         (2,578) (4)     2,760

  Deferred Tax Valuation Allowance        2,650         --            --         (2,650) (3)        --
                                         ------     ------        ------         ------         ------
                                         $6,308     $3,974        $5,406        $(8,474)        $7,214
                                         ======     ======        ======         ======         ======
Year Ended December 30, 1995:
  Allowance for Doubtful Accounts        $1,023       $ 88        $   --        $  (263) (1)      $848

  Reserves for Sales Programs             3,431         --         8,635         (6,082) (2)     5,984

  Inventory Valuation Reserves            2,760     32,656            --        (25,647) (4)     9,769
                                         ------     ------        ------         ------         ------
                                         $7,214    $32,744        $8,635       $(31,992)       $16,601
                                         ======     ======        ======         ======         ======


(1) Accounts written off, net of recoveries.
(2) Net credits issued to customers for sales programs.
(3) Reduction in income tax expense related to the liquidation of R-Byte.
(4) Use of inventory reserves against inventory.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Boulder, State of Colorado, on March 21, 1996.

EXABYTE CORPORATION



                     By:      /s/ William L. Marriner
                              -----------------------
                              William  L. Marriner
                     Title:   Executive Vice President and Chief
                              Financial Officer


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


/s/ Peter D. Behrendt         Chairman of the                March 21, 1996
---------------------         Board, President and
Peter D. Behrendt             Chief Executive Officer
                              (Principal Executive Officer)

/s/ William L. Marriner       Executive Vice President       March 21, 1996
-----------------------       and Chief Financial Officer
William L. Marriner           (Principal Financial and
                              Accounting Officer)

/s/ David L. Riegel           Executive Vice President       March 21, 1996
-------------------           and Chief Operating Officer
David L. Riegel

/s/ Bruce M. Holland          Director                       March 21, 1996
--------------------
Bruce M. Holland



/s/ James M. McCoy            Director                       March 21, 1996
------------------
James M. McCoy



/s/ Thomas E. Pardun          Director                       March 21, 1996
---------------------
Thomas E. Pardun



/s/ Mark W. Perry             Director                       March 21, 1996
-----------------
Mark W. Perry



/s/ Ralph Z. Sorenson         Director                       March 21, 1996
---------------------
Ralph Z. Sorenson



/s/ Thomas G. Washing         Director                       March 21, 1996
---------------------
Thomas G. Washing