Form 10-Q
period 1996-03-30
EXABYTE CORP /DE/
filed 1996-05-15
CIK 855109

- -----------------------------------------------------------------------------
                       Washington, D.C.  20549
                 SECURITIES AND EXCHANGE COMMISSION
                                10-Q

        Quarterly Report Pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934

                For the quarter ended March 30, 1996
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

      Yes          /X/                      No          /  /


As of May 8, 1996, there were 21,921,361 shares outstanding of the Registrant's Common Stock (par value $0.001 per share).

- -----------------------------------------------------------------------------

EXABYTE CORPORATION AND SUBSIDIARIES



TABLE OF CONTENTS



PART I.     FINANCIAL INFORMATION
                                                                        Page

Item 1.     Financial Statements
            Consolidated Balance Sheets --
                 March 30, 1996 and December 30, 1995.............        3

            Consolidated Statements of Operations --
                 Three Months Ended March 30, 1996 and
                 April 1, 1995 (Unaudited)........................        4

            Consolidated Statements of Cash Flows --
                 Three Months Ended March 30, 1996 and
                 April 1, 1995 (Unaudited)........................        5-6

            Notes to Consolidated Financial Statements
                 (Unaudited)......................................        7-8


Item 2.     Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations.......................................        9-13




PART II.    OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K......................        14-16

PART I  Item 1.  Financial Statements
EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS                                                March 30,    December 30,
                                                        1996          1995
                                                      --------      --------
Current assets:
     Cash and cash equivalents.................        $63,452       $40,137
     Short-term investments....................         12,600        28,800
     Accounts receivable, less allowance
       for doubtful accounts and customer
       returns and credits of $5,554 and
       $6,832, respectively....................         58,224        56,785
     Inventories, net..........................         45,593        44,169
     Deferred income taxes.....................         18,082        17,595
     Other current assets......................          5,828         9,446
                                                      --------      --------
          Total current assets.................        203,779       196,932
Property and equipment, net....................         43,590        42,972
Deferred income taxes..........................          7,829         7,703
Other assets...................................          2,295         2,729
                                                      --------      --------
                                                      $257,493      $250,336
                                                      ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable..........................        $22,239       $21,840
     Accrued liabilities.......................         34,309        32,945
     Accrued income taxes......................          6,257         4,104
     Current portion of long-term obligations..            949           900
                                                      --------      --------
          Total current liabilities............         63,754        59,789
Long-term obligations..........................          3,940         4,181
                                                      --------      --------
          Total liabilities....................         67,694        63,970
Stockholders' equity:                                 --------      --------
     Preferred stock, $.001 par value;
       14,000 shares authorized; no shares
       issued and outstanding..................            --             --
     Common stock, $.001 par value; 50,000
       shares authorized; 21,840 and 21,827
       shares issued and outstanding,
       respectively............................             22            22
     Capital in excess of par value............         59,240        59,102
     Treasury stock, at cost, 15 shares
      outstanding for both periods.............             (9)           (9)
     Retained earnings.........................        130,546       127,251
                                                      --------      --------
          Total stockholders' equity...........        189,799       186,366
                                                      --------      --------
                                                      $257,493      $250,336
                                                      ========      ========

      The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

                                                        Three Months Ended
                                                      ----------------------
                                                      March 30,     April 1,
                                                        1996          1995
                                                      -------       --------
Net sales....................................         $93,818        $96,193
Cost of goods sold...........................          68,277         66,444
                                                      -------        -------
Gross profit.................................          25,541         29,749

Operating expenses:
     Selling, general and administrative.....          10,509         10,660
     Research and development................          10,029          8,857
                                                      -------        -------
Income from operations.......................           5,003         10,232
Other income, net............................             144          1,444
                                                      -------        -------
Income before income taxes...................           5,147         11,676

Provision for income taxes...................           1,853          4,203
                                                      -------        -------
Net income...................................          $3,294         $7,473
                                                      =======        =======

Net income per share.........................           $0.15          $0.34
                                                      =======        =======
Common and common
     equivalent shares used in the
     calculation of net income
     per share                                         22,089         22,135
                                                      =======        =======

          The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)


                                                        Three Months Ended
                                                      ----------------------
                                                     March 30,      April 1,
                                                       1996           1995
                                                     --------       --------
Cash flows from operating activities:
     Cash received from customers............         $92,532        $99,925
     Cash paid to suppliers and employees....         (85,494)       (94,063)
     Interest received.......................             729          1,006
     Interest paid...........................            (127)           (38)
     Income taxes paid.......................            (313)        (1,607)
     Income tax refund received..............           4,160             --
          Net cash provided by                       --------       --------
            operating activities.............          11,487          5,223
                                                     --------       --------

Cash flows from investing activities:
     Sale of short-term
       investments, net......................          16,200         32,027
     Capital expenditures....................          (4,320)        (5,982)
          Net cash provided by                       --------       --------
            investing activities.............          11,880         26,045
                                                     --------       --------


Cash flows from financing activities:
     Net proceeds from issuance of
       common stock..........................             140            169
     Principal payments under long-term
       obligations...........................            (192)           (49)
          Net cash provided (used) by                --------       --------
            financing activities.............             (52)           120
                                                     --------       --------


Net increase in cash and cash
     equivalents.............................          23,315         31,388
Cash and cash equivalents at beginning
     of period...............................          40,137         46,233
                                                     --------       --------
Cash and cash equivalents at end
     of period...............................         $63,452        $77,621
                                                     ========       ========



          The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

                                                        Three Months Ended
                                                      ----------------------
                                                       March 30,    April 1,
                                                         1996         1995
                                                      ----------   ---------
Reconciliation of net income to net cash
  provided by operating activities:
     Net income................................       $ 3,294        $ 7,473
     Adjustments to reconcile net income to
       net cash provided by operating activities:
       Depreciation, amortization
         and other.............................         3,702          2,958
       Deferred income tax provision...........          (613)           (81)
       Provision for losses and reserves
         on accounts receivable................         1,139            730

Change in assets and liabilities:
     Accounts receivable.......................        (2,578)         2,719
     Inventories...............................        (1,424)       (19,900)
     Other current assets......................          (542)          (614)
     Income tax receivable.....................         4,160             --
     Other assets..............................           433            (84)
     Accounts payable..........................           399          8,415
     Accrued liabilities.......................         1,364            929
     Accrued income taxes......................         2,153          2,678
                                                      -------        -------
          Net cash provided by
            operating activities...............       $11,487         $5,223
                                                      =======        =======

Supplemental schedule of non-cash
  investing and financing activities:
     Transfer of inventories to
       property and equipment..................        $  --          $  682






     The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1--ACCOUNTING PRINCIPLES

The consolidated balance sheet as of March 30 1996, the consolidated statements of operations for the three months ended March 30, 1996 and April 1, 1995, as well as the consolidated statements of cash flows for the three months ended March 30, 1996 and April 1, 1995, have been prepared by the Company without an audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation thereof, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with financial statements and notes thereto included in the Company's December 30, 1995 annual report to stockholders heretofore filed with the Commission as Part
II to the Company's Annual Report on Form 10-K. The results of operations for interim periods presented are not necessarily indicative of the operating results for the full year.

Note 2--INVENTORIES

Inventories consist of the following:

                                                      March 30,    December 30,
                                                        1996          1995
                                                      --------     ----------
                                                           (In thousands)
Raw materials and component parts............         $26,314        $24,932
Work-in-process..............................           2,719          2,033
Finished goods...............................          16,560         17,204
                                                      -------        -------
                                                      $45,593        $44,169
                                                      =======        =======

Note 3--ACCRUED LIABILITIES
Accrued liabilities consist of the following:

                                                      March 30,   December 30,
                                                        1996         1995
                                                      --------     ---------
                                                           (In thousands)
Wages and employee benefits..................         $ 6,675        $ 5,603
Warranty and other related costs.............          23,362         20,068
Loss on purchase commitments.................           1,526          4,212
Other........................................           2,746          3,062
                                                      -------        -------
                                                      $34,309        $32,945
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

High technology companies, such as Exabyte, are subject to numerous risks and uncertainties. The risk factors and information set forth in Part 1, Item 1 of the Company's 1995 Form 10-K, filed March 22, 1996 ("1995 Form 10-K"), as modified herein, should be carefully considered in the evaluation of the Company, its business and its investment value.

Product Development; Mammoth: The Company began commercial shipment of the Mammoth product in the first quarter. The Mammoth product incorporates a mechanical deck manufactured by the Company. The Company's manufacturing experience in the past has been largely limited to the assembly and testing of purchased components, and the Company has had limited experience in other phases of manufacturing. In particular, the Company has had only limited experience in the manufacture of mechanical decks and certain critical components of the deck assembly, including the head scanner assemblies, and there can be no assurance that the Company will be able to manufacture the Mammoth product in commercial quantities at a commercially acceptable cost. Any inability of the Company to manufacture the Mammoth product and components in the required volumes would have a material adverse effect on the Company's competitive position and on its results of operations. The Company's ability to successfully introduce the Mammoth product is also dependent upon the availability of advanced tape media which is currently solely sourced from Sony. For these and other factors relating to the introduction, manufacture and sale of the Mammoth product, which factors could have a material adverse effect on the Company's results of operations, see the 1995 Form 10-K.

Sony Competitive 8mm Offering: Sony announced on May 14, 1996 the introduction of a competitive 8mm product offering. The Company believes that the Sony introduction represents the first 8mm offering by a competitor. Sony's competitive position may also adversely affect the Company's ability to procure 8mm mechanical decks and tape media at required volumes and competitive prices although the Company believes that no such adverse effect has been experienced to date. For a fuller discussion of these and other factors, which could have a material adverse effect on the Company's competitive position and on its results of operations, see the 1995 Form 10-K.


RESULTS OF OPERATIONS

The following table sets forth unaudited operating results for the three month periods ended March 30, 1996 and April 1, 1995 as a percentage of sales in each of these periods. This data has been derived from the unaudited consolidated financial statements.

                                                        Three Months Ended
                                                       ---------------------
                                                      March 30,      April 1,
                                                        1996           1995
                                                       ------         ------
Net sales....................................          100.0%         100.0%
Cost of goods sold...........................           72.8           69.1
                                                       ------         ------
Gross margin.................................           27.2           30.9
Operating expenses:
  Selling, general and administrative........           11.2           11.1
  Research and development...................           10.7            9.2
                                                       ------         ------
Income from operations.......................            5.3           10.6
Other income, net............................            0.2            1.5
                                                       ------         ------
Income before income taxes...................            5.5           12.1
Provision for income taxes...................            2.0            4.3
                                                       ------         ------
Net income...................................            3.5%           7.8%
                                                       ======         ======


NET SALES

Net sales for the three month period ended March 30, 1996 of $93.8 million represented a decrease over the corresponding period in 1995 of 2%. This sales decrease was the result of lower shipments of 8mm full-high drive and library products. Partially offsetting this decrease was an increase in the shipments of 8mm half-high drive and library and quarter-inch products. Consumable sales and service revenues also grew.

During the first three months of 1996, sales of the Company's half-high products continued to increase as customer demand shifted from the Company's full-high products. This shift was evident in both drives and libraries and is expected to continue through the end of 1996 when the last full-high products are projected to ship.

Sales of half-high drives and half-high libraries increased to 63.0% and 12.9%, respectively, of sales during the first quarter of 1996 from 54.8% and 11.9%, respectively, for the same period during 1995. Sales of the Company's full-high drives and full-high libraries decreased to 1.7% and 0.1%, respectively, for the first three months of 1996 compared to 6.9% and 4.2%, respectively, for the same period during 1995. The remainder of sales during the first three months of 1996 and 1995, along with a recap of the products described above are listed in the following table.

PRODUCT MIX TABLE
(As a Percentage of Net Sales)

                                         Three Months Ended
                                         ------------------
                                         March 30,  April 1,
                                           1996       1995
                                         -------    -------
8mm half-high drives:
  EXB-8205, 8505, 8700 and Mammoth.....    63.0%     54.8%
8mm full-high drives:
  EXB-8200 and 8500....................     1.7       6.9
8mm half-high libraries:
  EXB-10h, 210, 440 and 480............    12.9      11.9
8mm full-high libraries:
  EXB-10, 10i, 10e, 60 and 120.........     0.1       4.2
4mm products:
  EXB-4200.............................     3.2       6.0
Quarter-inch products:
  TR3, EXB-1500 and 2501...............     3.4       1.9

Consumables............................    10.9       9.5
Service, spares and other..............     6.5       6.3
Sales allowances.......................    (1.7)     (1.5)
                                         ------    ------
                                          100.0%    100.0%
                                         ======    ======

In 1996 the Company recharacterized its customer base into the following categories: original equipment manufacturers ("OEM's"), non-system OEM's ("NSO's"), solution providers, distributors and end-users. Previously, the Company had characterized its customers as OEM's, distributors, and value-added resellers ("VAR's"). All historical amounts presented herein have been recharacterized to reflect the current classifications.

The customer mix during the first quarter of 1996 shifted to OEM's and distributors from solution providers, NSO's and end-users. Sales to OEM's during the first quarter of 1996 represented 48.6% of total sales compared to 44.0% of sales for the comparable period in 1995. Distributors accounted for 39.6% of sales during the first quarter of 1996 compared to 35.8% for the comparable period in 1995. Sales to solution providers and NSO's decreased to 2.1% and 6.7% of sales, respectively during the first quarter of 1996 compared to 5.7% and 10.7%, respectively for the comparable period in 1995. The following table shows the customer mix for the first quarter of 1996 and 1995.

CUSTOMER MIX TABLE
(As a Percentage of Net Sales)

                                         Three Months Ended
                                         ------------------
                                         March 30,  April 1,
                                           1996       1995
                                         -------    -------
Customer Type:
- ------------------
OEM....................................    48.6%     44.0%
Distributor............................    39.6      35.8
NSO....................................     6.7      10.7
Solution provider......................     2.1       5.7
End-user...............................     3.0       3.8
                                         ------    ------
                                          100.0%    100.0%
                                         ======    ======

During the first quarter of 1996, one OEM customer accounted for 18% of sales compared to 17% of sales for the same period in 1995. Another OEM customer accounted for 12% of sales in the first quarter of 1996. No other customers accounted for 10% or more of sales in any of these periods. Since these and other major customers also sell competing products and continually review new technologies, there can be no assurance that sales to these or any other customers will continue to represent the same portion of the Company's future revenue.


GROSS MARGIN

The Company's gross margin percentage decreased to 27.2% for the first quarter of 1996 compared to 30.9% for the first quarter of 1995. This decrease can be attributed to lower margins on the EXB-8505 and media, as well as increased warranty costs. The lower margins on the EXB-8505 are due to lower pricing.
Price erosion is a continuing factor for the Company due to the competitive nature of the storage peripherals business. Increased warranty costs are related to the EXB-4200, EXB-8500 and EXB-2501 products.


OPERATING EXPENSES

Selling, general and administrative expenses increased slightly as a percentage of sales to 11.2% for the first quarter of 1996 compared to 11.1% for the same period in 1995, but decreased in absolute dollars, primarily as a result of decreased advertising costs. Other principal components of these sales-related costs include salaries and benefits, sales commissions and promotions expenses.

Research and development expenditures increased to 10.7% of sales for the first quarter of 1996 compared to 9.2% for the same period in 1995. This increase can be attributed to increased development cost for recently and newly released 8mm products.



OTHER INCOME, NET

Other income (expense), net, consists primarily of interest income and expense, state franchise taxes, foreign currency gains and losses and other miscellaneous items.


TAXES

The provision for income taxes for the first three months of 1996 was 36.0% of income before taxes and was consistent with the comparable period in 1995. The Company's annual provision for income taxes may be lower if proposed changes in the tax law are passed which extend the research and development credit beyond July 1995.


NET INCOME

Net income per share decreased to $0.15 in the first quarter of 1996 compared to $0.34 in the first quarter of 1995. This decrease was primarily the result of lower sales.


LIQUIDITY AND CAPITAL RESOURCES

During the first three months of 1996, the Company generated $11.5 million of cash from operating activities, generated $140,000 in proceeds from the sale of common stock and expended $4.3 million for capital equipment and $192,000 on long-term obligations. Together, these activities resulted in a net increase in the combined balance of cash and short-term investments of $7.1 million to a quarter-ending balance of $76.1 million. The Company's working capital increased to $140.0 million at March 30, 1996 from $137.1 million at December 30, 1995.

The Company has a $7.5 million bank line of credit which expires April 30, 1997, with borrowings under the line limited to 80% of eligible accounts receivable plus 25% of eligible inventory (limited to $3,000,000). On May 6, 1996 the amount available under the line was $7.5 million and no borrowings were outstanding. Borrowings under the line of credit bear interest at the lower of the bank's prime rate or LIBOR + 2%. The ability to borrow under this line of credit is dependent upon the Company's adherence to a set of financial covenants. The Company is currently in compliance with all such covenants.

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












PART II.




Item 6.  Exhibits and Reports on Form 8-K

(a)     Exhibit Index

          Exhibit
          Number               Description
          -------              -----------
          27.0                Financial Data Schedule



(b) Reports on Form 8-K: There were no reports on Form 8-K for the three month period ended March 30, 1996













































SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  EXABYTE CORPORATION
                                  Registrant



Date  May 15, 1996                  By   William L. Marriner
     -----------------------             ------------------------
                                         Executive Vice President and Chief
                                         Financial Officer
                                         (Principal Financial and Accounting
                                         Officer)



