Form 10-Q
period 1996-06-29
EXABYTE CORP /DE/
filed 1996-08-13
CIK 855109

- -----------------------------------------------------------------------------
                       Washington, D.C.  20549
                 SECURITIES AND EXCHANGE COMMISSION
                                10-Q

        Quarterly Report Pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934

                For the quarter ended June 29, 1996
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

      Yes          /X/                      No          /  /


As of July 30, 1996, there were 22,126,112 shares outstanding of the Registrant's Common Stock (par value $0.001 per share).

- -----------------------------------------------------------------------------

EXABYTE CORPORATION AND SUBSIDIARIES



TABLE OF CONTENTS



PART I.     FINANCIAL INFORMATION
                                                                        Page

Item 1.     Financial Statements
            Consolidated Balance Sheets --
                 June 29, 1996 and December 30, 1995.............        3

            Consolidated Statements of Operations --
                 Three and Six Months Ended June 29, 1996 and
                 July 1, 1995 (Unaudited)........................        4-5

            Consolidated Statements of Cash Flows --
                 Six Months Ended June 29, 1996 and
                 July 1, 1995 (Unaudited)........................        6-7

            Notes to Consolidated Financial Statements
                 (Unaudited).....................................        8-9


Item 2.     Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations......................................        10-16




PART II.    OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K.....................        17-19

PART I  Item 1.  Financial Statements
EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS                                                 June 29,    December 30,
                                                         1996          1995
                                                      ---------      --------
Current assets:
     Cash and cash equivalents.................        $ 66,496      $ 40,137
     Short-term investments....................           6,500        28,800
     Accounts receivable, less allowance
       for doubtful accounts and customer
       returns and credits of $5,646 and
       $6,832, respectively....................          61,735        56,785
     Inventories, net..........................          49,502        44,169
     Deferred income taxes.....................          16,690        17,595
     Other current assets......................           4,828         9,446
                                                       --------      --------
          Total current assets.................         205,751       196,932
Property and equipment, net....................          43,352        42,972
Deferred income taxes..........................           7,979         7,703
Other assets...................................           4,044         2,729
                                                       --------      --------
                                                       $261,126      $250,336
                                                       ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable..........................        $ 23,466      $ 21,840
     Accrued liabilities.......................          32,820        32,945
     Accrued income taxes......................           2,947         4,104
     Current portion of long-term obligations..             803           900
                                                       --------      --------
          Total current liabilities............          60,036        59,789
Long-term obligations..........................           3,788         4,181
                                                       --------      --------
          Total liabilities....................          63,824        63,970
Stockholders' equity:                                  --------      --------
     Preferred stock, $.001 par value;
       14,000 shares authorized; no shares
       issued and outstanding..................             --            --
     Common stock, $.001 par value; 50,000
       shares authorized; 22,125 and 21,827
       shares issued and outstanding,
       respectively............................              22            22
     Capital in excess of par value............          63,073        59,102
     Treasury stock, at cost, 15 shares
      outstanding for both periods.............              (9)           (9)
     Retained earnings.........................         134,216       127,251
                                                       --------      --------
          Total stockholders' equity...........         197,302       186,366
                                                       --------      --------
                                                       $261,126      $250,336
                                                       ========      ========

      The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

                                                          Three Months Ended
                                                       -----------------------
                                                       June 29,       July 1,
                                                         1996          1995
                                                       --------      --------
Net sales....................................           $90,464       $96,983
Cost of goods sold...........................            65,641        73,728
                                                        -------       -------
Gross profit.................................            24,823        23,255

Operating expenses:
     Selling, general and administrative.....            11,634        11,951
     Research and development................             8,142         9,237
                                                        -------       -------
Income from operations.......................             5,047         2,067
Other income, net............................               688           140
                                                        -------       -------
Income before income taxes...................             5,735         2,207

Provision for income taxes...................             2,065           517
                                                        -------       -------
Net income...................................            $3,670        $1,690
                                                        =======       =======

Net income per share.........................             $0.16         $0.08
                                                        =======       =======
Common and common
     equivalent shares used in the
     calculation of net income
     per share...............................            22,473        21,924
                                                        =======       =======

          The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

                                                          Six Months Ended
                                                       ----------------------
                                                       June 29,       July 1,
                                                         1996          1995
                                                       --------      --------
Net sales....................................          $184,282      $193,177
Cost of goods sold...........................           133,919       140,173
                                                       --------      --------
Gross profit.................................            50,363        53,004

Operating expenses:
     Selling, general and administrative.....            22,143        22,611
     Research and development................            18,171        18,094
                                                       --------      --------
Income from operations.......................            10,049        12,299
Other income, net............................               833         1,584
                                                       --------      --------
Income before income taxes...................            10,882        13,883

Provision for income taxes...................             3,917         4,720
                                                       --------      --------
Net income...................................          $  6,965      $  9,163
                                                       ========      ========

Net income per share.........................          $   0.31      $   0.42
                                                       ========      ========
Common and common
     equivalent shares used in the
     calculation of net income
     per share...............................            22,358        22,030
                                                       ========      ========

          The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)


                                                          Six Months Ended
                                                       ----------------------
                                                       June 29,       July 1,
                                                         1996          1995
                                                       --------      --------
Cash flows from operating activities:
     Cash received from customers............          $179,583      $190,224
     Cash paid to suppliers and employees....          (174,683)     (193,447)
     Interest received.......................             1,431         1,850
     Interest paid...........................              (252)          (98)
     Income taxes paid.......................            (1,231)       (5,641)
     Income tax refund received..............             4,160            --
          Net cash provided (used) by                  --------      --------
            operating activities.............             9,008        (7,112)
                                                       --------      --------

Cash flows from investing activities:
     Sale of short-term
       investments, net......................            22,300        32,053
     Capital expenditures....................            (8,246)      (12,687)
          Net cash provided by                         --------      --------
            investing activities.............            14,054        19,366
                                                       --------      --------


Cash flows from financing activities:
     Net proceeds from issuance of
       common stock..........................             3,786           710
     Principal payments under long-term
       obligations...........................              (489)         (162)
          Net cash provided by                         --------      --------
            financing activities.............             3,297           548
                                                       --------      --------


Net increase in cash and cash
     equivalents.............................            26,359        12,802
Cash and cash equivalents at beginning
     of period...............................            40,137        46,233
                                                       --------      --------
Cash and cash equivalents at end
     of period...............................          $ 66,496      $ 59,035
                                                       ========      ========



          The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

                                                          Six Months Ended
                                                       ----------------------
                                                        June 29,      July 1,
                                                          1996         1995
                                                       --------      --------
Reconciliation of net income to net cash
  provided (used) by operating activities:
     Net income................................         $ 6,965       $ 9,163
     Adjustments to reconcile net income to
       net cash provided (used) by operating
       activities:
       Depreciation, amortization
         and other.............................           7,865         7,379
       Deferred income tax provision...........             628        (1,178)
       Provision for losses and reserves
         on accounts receivable................           2,878         3,624

Change in assets and liabilities:
     Accounts receivable.......................          (7,828)       (6,939)
     Inventories...............................          (5,333)      (17,485)
     Other current assets......................           4,618        (1,883)
     Other assets..............................          (1,315)         (279)
     Accounts payable..........................           1,625        (1,733)
     Accrued liabilities.......................            (125)        1,962
     Accrued income taxes......................            (970)          257
                                                        -------       -------
          Net cash provided (used) by
            operating activities...............         $ 9,008       $(7,112)
                                                        =======       =======

Supplemental schedule of non-cash
  investing and financing activities:
     Transfer of inventories to
       property and equipment..................         $    --       $ 1,228
     Note payable used to finance
       software licenses.......................         $    --       $ 1,055




     The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1--ACCOUNTING PRINCIPLES

The consolidated balance sheet as of June 29 1996, the consolidated statements of operations for the three and six months ended June 29, 1996 and July 1, 1995, as well as the consolidated statements of cash flows for the six months ended June 29, 1996 and July 1, 1995, have been prepared by the Company without an audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation thereof, have been made.

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

Note 2--INVENTORIES

Inventories consist of the following:

                                                       June 29,    December 30,
                                                         1996         1995
                                                       --------    ----------
                                                           (In thousands)
Raw materials and component parts............           $31,081       $24,932
Work-in-process..............................             2,604         2,033
Finished goods...............................            15,817        17,204
                                                        -------       -------
                                                        $49,502       $44,169
                                                        =======       =======

Note 3--ACCRUED LIABILITIES
Accrued liabilities consist of the following:

                                                        June 29,   December 30,
                                                          1996         1995
                                                       --------     ---------
                                                           (In thousands)
Wages and employee benefits..................           $ 7,108       $ 5,603
Warranty and other related costs.............            21,436        20,068
Loss on purchase commitments.................             1,154         4,212
Other........................................             3,122         3,062
                                                        -------       -------
                                                        $32,820       $32,945
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Form 10-Q contains forward-looking statements within the context of
Section 21E of the Securities Exchange Act of 1934, as amended. Each and every forward-looking statement involves a number of risks and uncertainties, including those sixteen risk factors specifically delineated and described in
Part 1, Item 1 of the Company's 1995 Form 10-K, filed March 22, 1996
("1995 Form 10-K") and as specifically expanded and modified below. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. The Company has identified by *bold-face* various sentences within this Form 10-Q which contain such forward-looking statements, and words such as "believes", "anticipates", "expects", "intends", and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.

The 1995 Form 10-K Risk Factors are hereby restated, modified and expanded in accordance with the following section references that correlate to the corresponding 1995 Form 10-K Risk Factors sections:

Product Development; Mammoth: The Company began commercial shipment of the Mammoth product in the first quarter of 1996. The Mammoth product incorporates a mechanical deck manufactured by the Company. The Company's manufacturing experience in the past has been largely limited to the assembly and testing of purchased components, and the Company has had limited experience in other phases of manufacturing. In particular, the Company has had only limited experience in the manufacture of mechanical decks and certain critical components of the deck assembly, including the head scanner assemblies, and there can be no assurance that the Company will be able to manufacture the Mammoth product in commercial quantities at commercially acceptable cost. Any inability of the Company to manufacture the Mammoth product and components in the required volumes would have a material adverse effect on the Company's competitive position and on its results of operations. The Company's ability to successfully introduce the Mammoth product is also dependent upon the availability of advanced tape media which is currently solely sourced from Sony. For these and other factors relating to the introduction, manufacture and sale of the Mammoth product, which factors could have a material adverse effect on the Company's results of operations, see the 1995 Form 10-K.

Dependence on Key Vendors; Sony; see also Competition: Sony announced on May 14, 1996 the introduction of a competitive 8mm product offering. The Company believes that the Sony introduction represents the first 8mm offering by a competitor. Sony's competitive position may also adversely affect the Company's ability to procure 8mm mechanical decks and tape media at required volumes and competitive prices. For a fuller discussion of these and other factors, which could have a material adverse effect on the Company's competitive position and on its results of operations, see the 1995 Form 10-K.

RESULTS OF OPERATIONS

The following table sets forth unaudited operating results for the three and six month periods ended June 29, 1996 and July 1, 1995 as a percentage of sales in each of these periods. This data has been derived from the unaudited consolidated financial statements.

                                                          Three Months Ended
                                                        ----------------------
                                                        June 29,       July 1,
                                                          1996          1995
                                                        --------      --------
Net sales....................................             100.0%        100.0%
Cost of goods sold...........................              72.6          76.0
                                                          ------        ------
Gross profit.................................              27.4          24.0
Operating expenses:
  Selling, general and administrative........              12.8          12.3
  Research and development...................               9.0           9.5
                                                          ------        ------
Income from operations.......................               5.6           2.2
Other income, net............................               0.8           0.1
                                                          ------        ------
Income before income taxes...................               6.4           2.3
Provision for income taxes...................               2.3           0.6
                                                          ------        ------
Net income...................................               4.1%          1.7%
                                                          ======        ======

                                                           Six Months Ended
                                                        ----------------------
                                                        June 29,       July 1,
                                                          1996          1995
                                                        --------      --------
Net sales....................................             100.0%        100.0%
Cost of goods sold...........................              72.7          72.6
                                                          ------        ------
Gross profit.................................              27.3          27.4
Operating expenses:
  Selling, general and administrative........              12.0          11.7
  Research and development...................               9.9           9.4
                                                          ------        ------
Income from operations.......................               5.4           6.3
Other income, net............................               0.5           0.8
                                                          ------        ------
Income before income taxes...................               5.9           7.1
Provision for income taxes...................               2.1           2.4
                                                          ------        ------
Net income...................................               3.8%          4.7%
                                                          ======        ======

NET SALES

Net sales for the three and six month periods ended June 29, 1996 of $90.5 million and $184.3 million, respectively, represented a decrease over the corresponding periods in 1995 of 7% and 5%, respectively. These sales decreases were primarily the result of product transitions.

During the first half of 1995, revenue related to certain of the Company's discontinued products (full-high drives and libraries and the EXB-4200) comprised 15.3% of total revenue. During the first half of 1996, revenue related to these products fell to 2.4% of total revenue. This decrease in revenue was partially offset by increased revenue from the Company's half-high products, including the EXB-8700 and Mammoth drives.

Half-high 8mm drives represented 65.5% of revenue during the first six months of 1996 compared to 57.1% for the same period in 1995. Half-high libraries represented 13.3% of revenues during the first half of 1996 compared to 11.9% for the comparable period in 1995. Quarter-inch products, including the Company's TR3 offering, increased to 3.4% of revenue during the first six months of 1996, compared to 2.2% for the corresponding period in 1995. Additionally, media and service revenues continued to grow in both absolute dollars and as a percentage of total revenue.

The remainder of sales during the first six months of 1996 and 1995, along with a recap of the products described above are listed in the following table.

PRODUCT MIX TABLE
(As a Percentage of Net Sales)

                                                           Six Months Ended
                                                        ----------------------
                                                        June 29,       July 1,
                                                          1996          1995
                                                        --------      --------
8mm half-high drives:
  EXB-8205, 8505, 8700 and Mammoth...........              65.5%         57.1%
8mm full-high drives:
  EXB-8200 and 8500..........................               1.2           5.9
8mm half-high libraries:
  EXB-10h, 210, 440 and 480..................              13.3          11.9
8mm full-high libraries:
  EXB-10, 10i, 10e, 60 and 120...............               0.0           3.2
4mm products:
  EXB-4200...................................               1.2           6.2
Quarter-inch products:
  TR3, EXB-1500 and 2501.....................               3.4           2.2

Consumables..................................              11.0           9.4
Service, spares and other....................               6.5           5.7
Sales allowances.............................              (2.1)         (1.6)
                                                          ------        ------
                                                          100.0%        100.0%
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

The customer mix during the second quarter and first half of 1996 shifted to OEM's and distributors from solution providers, NSO's and end-users. The following table shows the customer mix for the second quarter and first half of 1996 and 1995.

CUSTOMER MIX TABLE
(As a Percentage of Net Sales)

                                     Three Months Ended     Six Months Ended
                                    -------------------   -------------------
                                    June 29,    July 1,   June 29,    July 1,
                                      1996       1995       1996       1995
                                     ------     ------     ------     ------
Customer Type:
- --------------
OEM..............................     46.0%      44.8%      47.3%      44.4%
Distributor......................     41.4       37.4       40.5       36.6
NSO..............................      7.2       10.4        7.0       10.5
Solution provider................      2.2        3.2        2.1        4.5
End-user.........................      3.2        4.2        3.1        4.0
                                     ------     ------     ------     ------
                                     100.0%     100.0%     100.0%     100.0%
                                     ======     ======     ======     ======

During the second quarter and first six months of 1996, one OEM customer accounted for 14% and 16% of sales, respectively, compared to 16% for both comparable periods in 1995. Another customer accounted for 14% and 13% of sales, respectively, for the second quarter and first six months of 1996.
No other customers accounted for 10% or more of sales in any of these periods.
*Since these and other major customers also sell competing products and continually review new technologies, there can be no assurance that sales to these or any other customers will continue to represent the same portion of the Company's future revenue.*

GROSS MARGIN

The Company's gross margin percentage for the second quarter of 1996 increased to 27.4% from 24.0% for the comparable period in 1995. The gross margin percentage for the first half of 1996 was 27.3% compared to 27.4% for the comparable period in 1995. Several factors positively impacted gross margin in the second quarter of 1996 compared to the same period in the prior year.
These factors include lower warranty costs and a stronger dollar versus the yen, which reduced the costs of certain Japanese components. *The Company believes that the impact of the dollar versus the yen will positively impact margins throughout the rest of 1996.* In addition, increased library revenues, particularly related to the Company's larger EXB-440 and EXB-480 libraries, positively impacted gross margins. Offsetting this impact was lower average selling prices on the EXB-8505, which negatively impacted gross margins. *Price erosion is a continuing factor for the Company due to the competitive nature of the storage peripherals business.*











OPERATING EXPENSES

Selling, general and administrative expenses increased as a percentage of sales to 12.8% and 12.0%, respectively, for the second quarter and first six months of 1996 compared to 12.3% and 11.7%, respectively, for the same periods in 1995. In absolute dollars, these expenses decreased by $317,000 for the second quarter of 1996 over the same period in 1995. They decreased
$468,000 for the first six months of 1996 over the comparable period in 1995.
The decrease is mainly a result of decreased advertising expenses offset by growth in European sales activities. Other principal components of these sales-related costs include salaries and benefits, sales commissions and promotions expenses.

Research and development expenditures decreased to 9.0% of sales for the second quarter of 1996 compared to 9.5% for the same period in 1995. These expenses for the first half of 1996 increased to 9.9% of sales compared to 9.4% for the comparable period in 1995. In absolute dollars, these expenses decreased $1.1 million during the second quarter of 1996 over the same period in 1995. The decrease is due mainly to completion of the development of the Mammoth product late in the first quarter and its transition to manufacturing. For the first half of 1996, the increase in research and development absolute dollars was $77,000 over the same period in 1995.

OTHER INCOME, NET

Other income, net, consists primarily of interest income and expense, discounts taken by customers, state franchise taxes, foreign currency gains and losses and other miscellaneous items.

TAXES

The provision for income taxes for the first six months of 1996 was 36.0% of income before taxes compared to 34.0% in the prior year. *The
Company's annual provision for income taxes may be lower if proposed changes in the tax law are passed which extend the research and development credit beyond July 1995.*

NET INCOME

Net income per share increased to $0.16 for the second quarter of 1996 compared to $0.08 for the same period in 1995. For the first six months of 1996, it decreased to $0.31 compared to $0.42 for the comparable period in 1995. This decrease was primarily the result of lower sales.

LIQUIDITY AND CAPITAL RESOURCES

During the first six months of 1996, the Company generated $9.0 million of cash from operating activities, generated $3.8 million in proceeds from the sale of common stock and expended $8.2 million for capital equipment and $489,000 on repayment of long-term obligations. Together, these activities resulted in a net increase in the combined balance of cash and short-term investments of $4.1 million to a quarter-ending balance of $73.0 million. The
Company's working capital increased to $145.7 million at June 29, 1996 from $137.1 million at December 30, 1995.





The Company has a $7.5 million bank line of credit which expires April 30, 1997, with borrowings under the line limited to 80% of eligible accounts receivable plus 25% of eligible inventory (limited to $3,000,000). On July 31, 1996 the amount available under the line was $7.5 million and no borrowings were outstanding. Borrowings under the line of credit bear interest at the lower of the bank's prime rate or LIBOR + 2%. The ability to borrow under this line of credit is dependent upon the Company's adherence to a set of financial covenants. The Company is currently in compliance with all such covenants.

*The Company believes its existing sources of liquidity and funds expected to be generated from operations will provide adequate cash to fund the Company's anticipated working capital and other cash requirements through fiscal 1996.*














































PART II.




Item 6.  Exhibits and Reports on Form 8-K

(a)     Exhibit Index

          Exhibit
          Number               Description
          -------              -----------
          27.0                 Financial Data Schedule



(b) Reports on Form 8-K: There were no reports on Form 8-K for the three month period ended June 29, 1996













































SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  EXABYTE CORPORATION
                                  Registrant



Date  August 13, 1996                By   /s/William L. Marriner
      -----------------------             ------------------------
                                         Executive Vice President and Chief
                                         Financial Officer
                                         (Principal Financial and Accounting
                                         Officer)



