Form 10-Q/A
period 1996-06-29
EXABYTE CORP /DE/
filed 1996-10-03
CIK 855109

-----------------------------------------------------------------------------
                       Washington, D.C.  20549
                 SECURITIES AND EXCHANGE COMMISSION
                                10-Q/A

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

EXABYTE CORPORATION AND SUBSIDIARIES



TABLE OF CONTENTS



PART I.     FINANCIAL INFORMATION
                                                                        Page

Item 1.     Financial Statements
            Consolidated Balance Sheets --
                 June 29, 1996 and December 30, 1995.............        3

            Consolidated Statements of Operations --
                 Three and Six Months Ended June 29, 1996 and
                 July 1, 1995 (Unaudited)........................        4-5

            Consolidated Statements of Cash Flows --
                 Six Months Ended June 29, 1996 and
                 July 1, 1995 (Unaudited)........................        6-7

            Notes to Consolidated Financial Statements
                 (Unaudited).....................................        8-9


Item 2.     Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations......................................        10-16




PART II.    OTHER INFORMATION


Item 4.     Submission of Matters to a Vote of Security Holders..        17


Item 6.     Exhibits and Reports on Form 8-K.....................        18-20

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

Item 4.     Submission of Matters to a Vote of Security Holders.


At the Company's Annual Meeting of Stockholders held on April 30, 1996,
Thomas E. Pardun and Ralph Z. Sorenson were elected to the Company's Board of Directors for a three-year term.

Name of Director                Total Vote For                 Total Vote Withheld
________________                ______________                 ___________________

Thomas E. Pardun                 18,366,414                         164,525

Ralph Z. Sorenson                18,374,057                         156,882


In addition, the following matters were approved:

                                          Total       Total         Total
                             Total        Vote        Vote          Broker
Matter Being Voted Upon      Vote For    Against      Abstaining    Non-Vote
_______________________      ________    _______      __________    ________

Approval of amendment to
Company's Employee Stock
Purchase Plan to, among
other things, increase
the number of shares
reserved for issuance by
500,000 shares to increase
to 15% the maximum percent-
age of earnings which each
employee may apply to the
purchase of shares and
extend the termination
date to January 25, 2006.   16,152,991   2,104,399      211,849       61,700

Ratification of Price
Waterhouse as independent
accounts of the Company.    18,403,192      57,763       52,763         None


_________________


Item 6.  Exhibits and Reports on Form 8-K

(a)     Exhibit Index

          Exhibit
          Number               Description
          -------              -----------
          27.0                 Financial Data Schedule


(b) Reports on Form 8-K: There were no reports on Form 8-K for the three month period ended June 29, 1996





SIGNATURES
__________



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  EXABYTE CORPORATION
                                  Registrant



Date     October 3, 1996                 By   /s/William L. Marriner
      -----------------------             ------------------------
                                         Executive Vice President and Chief
                                         Financial Officer
                                         (Principal Financial and Accounting
                                         Officer)



