Form 10-Q
period 1996-09-28
EXABYTE CORP /DE/
filed 1996-11-12
CIK 855109

-----------------------------------------------------------------------------
           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                                10-Q

(Mark One)
/X/ Quarterly Report Pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended September 28, 1996

        OR

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from _________ to _________.

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

      Yes          /X/                      No          /  /


As of November 6, 1996, there were 22,126,787 shares outstanding of the Registrant's Common Stock (par value $0.001 per share).

-----------------------------------------------------------------------------

EXABYTE CORPORATION AND SUBSIDIARIES



TABLE OF CONTENTS



PART I.     FINANCIAL INFORMATION
                                                                        Page

Item 1.     Financial Statements
            Consolidated Balance Sheets --
                 September 28, 1996 and December 30, 1995........        3

            Consolidated Statements of Operations --
                 Three and Nine Months Ended September 28, 1996
                 and September 30, 1995 (Unaudited)..............        4-5

            Consolidated Statements of Cash Flows --
                 Nine Months Ended September 28, 1996 and
                 September 30, 1995 (Unaudited)..................        6-7

            Notes to Consolidated Financial Statements
                 (Unaudited).....................................        8-9


Item 2.     Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations......................................        10-17




PART II.    OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K.....................        18-20

PART I  Item 1.  Financial Statements
EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS                                              September 28,   December 30,
                                                         1996          1995
                                                      ---------      --------
Current assets:
     Cash and cash equivalents.................        $ 60,129      $ 40,137
     Short-term investments....................           7,000        28,800
     Accounts receivable, less allowance
       for doubtful accounts and customer
       returns and credits of $7,371 and
       $6,832, respectively....................          64,471        56,785
     Inventories, net..........................          56,493        44,169
     Deferred income taxes.....................          15,596        17,595
     Other current assets......................           4,206         9,446
                                                       --------      --------
          Total current assets.................         207,895       196,932
Property and equipment, net....................          43,474        42,972
Deferred income taxes..........................           7,976         7,703
Other assets...................................           4,274         2,729
                                                       --------      --------
                                                       $263,619      $250,336
                                                       ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable..........................        $ 26,261      $ 21,840
     Accrued liabilities.......................          29,375        32,945
     Accrued income taxes......................           2,555         4,104
     Current portion of long-term obligations..             796           900
                                                       --------      --------
          Total current liabilities............          58,987        59,789
Long-term obligations..........................           3,586         4,181
                                                       --------      --------
          Total liabilities....................          62,573        63,970
Stockholders' equity:                                  --------      --------
     Preferred stock, $.001 par value;
       14,000 shares authorized; no shares
       issued and outstanding..................             --            --
     Common stock, $.001 par value; 50,000
       shares authorized; 22,128 and 21,827
       shares issued and outstanding,
       respectively............................              22            22
     Capital in excess of par value............          63,114        59,102
     Treasury stock, at cost, 15 shares
      outstanding for both periods.............              (9)           (9)
     Retained earnings.........................         137,919       127,251
                                                       --------      --------
          Total stockholders' equity...........         201,046       186,366
                                                       --------      --------
                                                       $263,619      $250,336
                                                       ========      ========

      The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

                                                          Three Months Ended
                                                       -----------------------
                                                       Sept. 28,     Sept. 30,
                                                         1996          1995
                                                       --------      --------
Net sales....................................           $92,741       $84,100
Cost of goods sold...........................            66,079        99,772
                                                        -------       -------
Gross profit (loss)..........................            26,662       (15,672)

Operating expenses:
     Selling, general and administrative.....            11,921        14,725
     Research and development................             9,248        10,007
                                                        -------       -------
Income (loss) from operations................             5,493       (40,404)
Other income (expense), net..................               293           (93)
                                                        -------       -------
Income (loss) before income taxes............             5,786       (40,497)

Provision (benefit) for income taxes.........             2,083       (15,632)
                                                        -------       -------
Net income (loss)............................            $3,703      $(24,865)
                                                        =======       =======

Net income (loss) per share..................             $0.17        $(1.13)
                                                        =======       =======
Common and common
     equivalent shares used in the
     calculation of net income (loss)
     per share...............................            22,302        22,055
                                                        =======       =======

          The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

                                                         Nine Months Ended
                                                       ----------------------
                                                       Sept. 28,     Sept. 30,
                                                         1996          1995
                                                       --------      --------
Net sales....................................          $277,023      $277,277
Cost of goods sold...........................           199,998       239,945
                                                       --------      --------
Gross profit.................................            77,025        37,332

Operating expenses:
     Selling, general and administrative.....            34,063        37,336
     Research and development................            27,420        28,101
                                                       --------      --------
Income (loss) from operations................            15,542       (28,105)
Other income, net..........................               1,126         1,491
                                                       --------      --------
Income (loss) before income taxes............            16,668       (26,614)

Provision (benefit) for income taxes.........             6,000       (10,912)
                                                       --------      --------
Net income (loss) ...........................          $ 10,668      $(15,702)
                                                       ========      ========

Net income (loss) per share..................          $   0.48      $  (0.71)
                                                       ========      ========
Common and common
     equivalent shares used in the
     calculation of net income (loss)
     per share...............................            22,288        22,038
                                                       ========      ========

          The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)


                                                          Nine Months Ended
                                                       ----------------------
                                                       Sept. 28,     Sept. 30,
                                                         1996          1995
                                                       --------      --------
Cash flows from operating activities:
     Cash received from customers............          $269,773      $278,311
     Cash paid to suppliers and employees....          (265,324)     (277,169)
     Interest received.......................             2,161         2,540
     Interest paid...........................              (393)         (151)
     Income taxes paid.......................            (2,609)       (6,918)
     Income tax refund received..............             4,160            --
          Net cash provided (used) by                  --------      --------
            operating activities.............             7,768        (3,387)
                                                       --------      --------

Cash flows from investing activities:
     Sale of short-term
       investments, net......................            21,800        34,111
     Capital expenditures....................           (12,704)      (18,351)
          Net cash provided by                         --------      --------
            investing activities.............             9,096        15,760
                                                       --------      --------


Cash flows from financing activities:
     Net proceeds from issuance of
       common stock..........................             3,826         1,253
     Principal payments under long-term
       obligations...........................              (698)         (338)
          Net cash provided by                         --------      --------
            financing activities.............             3,128           915
                                                       --------      --------


Net increase in cash and cash
     equivalents.............................            19,992        13,288
Cash and cash equivalents at beginning
     of period...............................            40,137        46,233
                                                       --------      --------
Cash and cash equivalents at end
     of period...............................          $ 60,129      $ 59,521
                                                       ========      ========



          The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

                                                          Nine Months Ended
                                                       ----------------------
                                                        Sept. 28,    Sept. 30,
                                                          1996         1995
                                                       --------      --------
Reconciliation of net income (loss) to net cash
  provided (used) by operating activities:
     Net income (loss).........................         $10,668     $ (15,702)
     Adjustments to reconcile net income (loss)
       to net cash provided (used) by operating
       activities:
       Depreciation, amortization
         and other.............................          12,200        13,302
       Deferred income tax provision (benefit).           1,726       (14,942)
       Provision for losses and reserves
         on accounts receivable................           6,867         7,094
       Provision for end-of-life inventory
         write-downs...........................              --        31,188
       Write-down of fixed assets..............              --           850

Change in assets and liabilities:
     Accounts receivable.......................         (14,552)       (6,298)
     Inventories...............................         (12,323)      (19,719)
     Other current assets......................           5,240          (325)
     Other assets..............................          (1,545)         (673)
     Accounts payable..........................           4,421          (249)
     Accrued liabilities.......................          (3,571)        4,976
     Accrued income taxes......................          (1,363)       (2,889)
                                                        -------       -------
          Net cash provided (used) by
            operating activities...............         $ 7,768       $(3,387)
                                                        =======       =======

Supplemental schedule of non-cash
  investing and financing activities:
     Transfer of inventories to
       property and equipment..................         $    --       $ 1,188
     Note payable used to finance
       software licenses.......................         $    --       $ 1,055
     Income tax benefit of disqualifying
       dispositions of common stock............         $   186       $    --




     The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1--ACCOUNTING PRINCIPLES

The consolidated balance sheet as of September 28, 1996, the consolidated statements of operations for the three and nine months ended September 28, 1996 and September 30, 1995, as well as the consolidated statements of cash flows for the nine months ended September 28, 1996 and September 30, 1995, have been prepared by the Company without an audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation thereof, have been made.

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

Note 2--INVENTORIES

Inventories consist of the following:

                                                     September 28,    December 30,
                                                         1996             1995
                                                     -------------    ------------
                                                            (In thousands)
Raw materials and component parts............           $37,339          $24,932
Work-in-process..............................             2,864            2,033
Finished goods...............................            16,290           17,204
                                                        -------          -------
                                                        $56,493          $44,169
                                                        =======          =======

Note 3--ACCRUED LIABILITIES
Accrued liabilities consist of the following:

                                                      September 28,   December 30,
                                                          1996            1995
                                                      -------------   ------------
                                                           (In thousands)
Wages and employee benefits..................            $ 7,144         $ 5,603
Warranty and other related costs.............             18,524          20,068
Loss on purchase commitments.................                193           4,212
Other........................................              3,514           3,062
                                                         -------         -------
                                                         $29,375         $32,945
                                                         =======         =======

Note 4--NET INCOME (LOSS) PER SHARE

Net income (loss) per common share is based on the weighted average number of shares of common stock and common stock equivalents (dilutive stock options) outstanding during each respective period. Proceeds from the exercise of the dilutive stock options are assumed to be used to repurchase outstanding shares of the Company's common stock at the average fair market value during the period. In a period in which a loss is realized, only the weighted average number of common shares is used to compute the loss per share as the inclusion of common stock equivalents would be antidilutive.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Form 10-Q contains forward-looking statements within the context of
Section 21E of the Securities Exchange Act of 1934, as amended. Each and every forward-looking statement involves a number of risks and uncertainties, including those seventeen risk factors specifically delineated and described in Part 1, Item 1 of the Company's 1995 Form 10-K, filed March 22, 1996 ("1995 Form 10-K") and as specifically expanded and modified below. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. The Company has identified by *bold-face* various sentences within this Form 10-Q which contain such forward-looking statements, and words such as "believes", "anticipates", "expects", "intends", and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.

The 1995 Form 10-K Risk Factors are hereby restated, modified and expanded in accordance with the following section references that correlate to the corresponding 1995 Form 10-K Risk Factors sections:

Product Performance (new): The Company's products are designed and marketed principally for applications involving the storage and backup of computer data. Any failure of the Company's products to perform in accordance with applicable specifications could result in the loss of critical user data and the assertion by such users of claims against the Company for damages arising from such data loss. In addition, the Company may incur costs associated with a product recall or other corrective action to address product defects, including latent or epidemic defects. The Company's results of operations could be materially adversely affected by the costs related to such corrective action or the defense of claims and the payment of any judgment or settlement in excess of any insurance coverage. While the Company has in the past incurred certain costs related to product defects, no such costs, to date, have resulted in material adverse impact to the Company's results of operations.

Product Development; Mammoth (amended in relevant portions): The Company began commercial shipment of the Mammoth product in the first quarter of 1996. The Mammoth product incorporates a mechanical deck manufactured by the Company. The Company's manufacturing experience in the past has been largely limited to the assembly and testing of purchased components, and the Company has had limited experience in other phases of manufacturing. In particular, the Company has had only limited experience in the manufacture of mechanical decks and certain critical components of the deck assembly, including the head scanner assemblies, and there can be no assurance that the Company will be able to manufacture the Mammoth product in commercial quantities at commercially acceptable cost. Any inability of the Company to manufacture the Mammoth product and components in the required volumes would have a material adverse effect on the Company's competitive position and on its results of operations. For these and other factors relating to the introduction, manufacture and sale of the Mammoth product, which factors could have a material adverse effect on the Company's results of operations, see the "1995 Form 10-K--Risk Factors--Product Development--Mammoth."

The Company's ability to successfully introduce the Mammoth product and to sustain growth in this product line is also dependent upon the availability of advanced tape media which meets the Company's specifications. The advanced tape media is currently solely sourced from Sony, a competitor to the Company. See "Dependence on Key Vendors/Competitors: Sony and Hitachi". The Company's ability in the future to procure an adequate supply of advanced tape media which meets the Company's specifications may be affected by any constraint in Sony's media production capability, by the divergence of Sony's limited media supply to third parties, by any change in Sony's media specifications which no longer meet the Company's requirements, or otherwise as a result of Sony's competitive position.

Dependence on Key Vendors/Competitors: Sony and Hitachi (restated): The Company's ability to maintain cost-effective manufacturing volume depends upon uninterrupted access to high quality components in required volumes and at competitive prices.

The Company's 8mm mechanical tape decks are currently procured from single sources, Sony and Hitachi Corporation ("Hitachi"), for the EXB-8505XL and the EXB-8700 products, respectively. While the Company has contracts with Sony and Hitachi for the supply of their respective 8mm decks, there can be no assurance either that the supply of decks will continue or that prices will remain at their current levels. In addition, the Company expects that Sony initially will be the sole supplier of advanced media for the Company's announced Mammoth product. See the "1995 Form 10-K--Business-- Manufacturing." Sony announced during the second quarter of 1996 and Hitachi announced during the third quarter of 1996 the introduction of competitive 8mm product offerings. Sony's and Hitachi's competitive position may adversely affect the Company's ability to procure 8mm mechanical decks and tape media at required volumes and at competitive prices. See the "1995 Form 10-K--Business--Manufacturing--Sony Tape Deck Agreements." While there are other manufacturers of 8mm decks, the customization effort required to make these decks suitable for the Company's products would require many months of effort. There can be no assurance that such effort would be successful or, even if successful, that it would not result in a significant delay in the ability of the Company to ship its products.

In addition to its dependence on Sony and Hitachi, the Company has engaged other third parties, including competitors and potential competitors, in the joint development of products or components. These relationships subject the Company to other supply or technology dependencies. The Company further relies upon other sole source vendors for certain critical components, including but not limited to, printed circuit boards, semiconductor circuits and read/write heads. The Company has not executed master purchase agreements with many of its sole source vendors and conducts business with such vendors on a purchase order basis. The Company's reliance on these and other sole source vendors involves several risks, including the possiblity of a shortage of certain key components and reduced control over delivery schedules, manufacturing yields, quality and costs. The Company has, on occasion, experienced problems with the quality of and interruptions in the supply of sole source components although, to date, no such quality problems or interruptions have had a material effect on the company's results of operations. In the event of yield, quality, delivery or supply problems with any of these vendors, the Company could be forced to delay shipments of its products, which would have a material adverse effect on the Company's results of operations. See the "1995 Form 10-K--Business--Manufacturing."

The Company's quarter-inch cartridge drive subsystems incorporate cartridge media developed and produced by Imation Enterprises Corporation. Imation Enterprises Corporation, owner of the DC-2000 and Travan(TM) technology, devotes substantial resources to the development of further enhancements to the technology. The Company's ability to successfully compete in the quarter-inch business depends, in part, upon its continued access to and its ability to adapt to change in such quarter-inch technology. See "1995 Form 10-K-- Business--Research and Development."

Competition (amended in relevant portions): The Company faces direct competition in the market from companies offering 8mm tape subsystems. Sony announced in the second quarter of 1996 a competitive 8mm offering and Hitachi Corporation announced in the third quarter of 1996 a competitive 8mm offering which has the capability to read data written on the media by the Company's products. For a further description of competitive factors, which factors could have a material adverse effect on the Company's results of operations, see the "1995 Form 10 K--Risk Factors--Competition."



RESULTS OF OPERATIONS

The following table sets forth unaudited operating results for the three and nine month periods ended September 28, 1996 and September 30, 1995 as a percentage of sales in each of these periods. This data has been derived from the unaudited consolidated financial statements.



                                                          Three Months Ended
                                                        ----------------------
                                                        Sept. 28,     Sept. 30,
                                                          1996          1995
                                                        --------      --------
Net sales....................................             100.0%        100.0%
Cost of goods sold...........................              71.3         118.7
                                                          ------        ------
Gross profit (loss)..........................              28.7         (18.7)
Operating expenses:
  Selling, general and administrative........              12.8          17.5
  Research and development...................              10.0          11.9
                                                          ------        ------
Income (loss) from operations................               5.9         (48.1)
Other income (expense), net..................               0.3          (0.1)
                                                          ------        ------
Income (loss) before income taxes............               6.2         (48.2)
Provision (benefit) for income taxes.........               2.2         (18.6)
                                                          ------        ------
Net income (loss)............................               4.0%        (29.6)%
                                                          ======        ======

                                                           Nine Months Ended
                                                        ----------------------
                                                        Sept. 28,     Sept. 30,
                                                          1996          1995
                                                        --------      --------
Net sales....................................             100.0%        100.0%
Cost of goods sold...........................              72.2          86.5
                                                          ------        ------
Gross profit.................................              27.8          13.5
Operating expenses:
  Selling, general and administrative........              12.3          13.5
  Research and development...................               9.9          10.1
                                                          ------        ------
Income (loss) from operations................               5.6         (10.1)
Other income, net............................               0.4           0.5
                                                          ------        ------
Income (loss) before income taxes............               6.0          (9.6)
Provision (benefit) for income taxes.........               2.1          (3.9)
                                                          ------        ------
Net income (loss)............................               3.9%         (5.7)%
                                                          ======        ======


NET SALES

Net sales for the three and nine month periods ended September 28, 1996 were $92.7 million and $277.0 million, respectively. For the quarter, revenues increased by 10.3% over the corresponding period in 1995. This increase is due to increased sales of 1/4" drives and 8mm half-high drive and library products. Consumable sales also grew. For the year-to-date, revenues remained level with the prior year's level of $277.3 million.

During the first nine months of 1996, sales of the Company's half-high drive and library products, including the Mammoth drive, represented 79.2% of revenue. This is an increase from 71.6% for the same period in 1995. Sales of quarter-inch products increased to 5.1% of revenue from 2.0% for the same period in the previous year. Sales of the Company's full-high drives and libraries decreased to 1.0% of revenue from 7.3% for the same period in the previous year. Additionally, media and service revenues continued to grow in both absolute dollars and as a percentage of total revenue from 1995 to 1996. The Company discontinued shipment of its 4mm drive product during the first quarter of 1996.

The remainder of sales during the first nine months of 1996 and 1995, along with a recap of the products described above are listed in the following table.

PRODUCT MIX TABLE
(As a Percentage of Net Sales)

                                                           Nine Months Ended
                                                        ----------------------
                                                        Sept. 28,     Sept. 30,
                                                          1996          1995
                                                        --------      --------
8mm half-high drives:
  EXB-8205, 8505, 8700 and Mammoth...........              65.2%         58.6%
8mm full-high drives:
  EXB-8200 and 8500..........................               0.9           5.1
8mm half-high libraries:
  EXB-10h, 210, 440 and 480..................              14.0          13.0
8mm full-high libraries:
  EXB-10, 10i, 10e, 60 and 120...............               0.1           2.2
4mm products:
  EXB-4200...................................               0.9           6.0
Quarter-inch products:
  TR3, EXB-1500 and 2501.....................               5.1           2.0

Consumables..................................              11.1           9.7
Service, spares and other....................               5.8           5.7
Sales allowances.............................              (3.1)         (2.3)
                                                          ------        ------
                                                          100.0%        100.0%
                                                          ======        ======

The Company classifies its customer base into the following categories: original equipment manufacturers ("OEM's"), non-system OEM's ("NSO's"), solution providers, distributors and end-users.

The customer mix during the third quarter of 1996 shifted to distributors from OEM's, NSO's and solution providers when compared to the same period in 1995. For the first nine months of 1996, sales shifted to distributors from NSO's, solution providers and end-users over the same period in the prior year. This shift is due in part to increased sales of quarter-inch products, which are predominantly sold through the distribution channel. The following table shows the customer mix for the third quarter and first nine months of 1996 and 1995.

CUSTOMER MIX TABLE
(As a Percentage of Net Sales)

                                     Three Months Ended    Nine Months Ended
                                    -------------------   -------------------
                                    Sept. 28,  Sept. 30,  Sept. 28,  Sept. 30,
                                      1996       1995       1996       1995
                                     ------     ------     ------     ------
Customer Type:
--------------
OEM..............................     38.8%      44.3%      44.5%      44.3%
Distributor......................     48.2       39.5       43.1       37.5
NSO..............................      6.6        9.0        6.8       10.1
Solution provider................      2.4        3.2        2.2        4.1
End-user.........................      4.0        4.0        3.4        4.0
                                     ------     ------     ------     ------
                                     100.0%     100.0%     100.0%     100.0%
                                     ======     ======     ======     ======

During the third quarter and first nine months of 1996, one OEM customer accounted for 15% and 16% of sales, respectively, compared to 13% and 15%, respectively, for the comparable periods in 1995. Another OEM customer accounted for 9% and 11% of sales, respectively, during the third quarter and first nine months of 1996 compared to 14% and 11% in the comparable periods in 1995. No other customers accounted for 10% or more of sales in any of these periods.

*Since these and other major customers also sell competing products and continually review new technologies, there can be no assurance that sales to these or any other customers will continue to represent the same portion of the Company's future revenue.*

GROSS MARGIN

Gross margin percentages for the third quarter and first nine months of 1996 increased to 28.7% and 27.8%, respectively, compared to -18.7% and 13.5%, respectively, for the comparable periods in 1995. The 1995 margins include special non-recurring third quarter charges in other cost of sales of $34.2 million which reduced them to the figures shown from 22.0% and 25.8%, respectively, for the third quarter and first nine months of 1995. Gross margins in 1996 were affected by a number of factors during the quarter and year-to-date. An increase in the value of the dollar versus the yen during the year resulted in reduced costs of certain Japanese components.
Additionally, improved warranty costs had a positive impact on margins.
*Due to the competitive nature of the storage peripherals business, price erosion on most products is expected to have an ongoing negative impact on gross margins.*









OPERATING EXPENSES

Selling, general and administrative expenses decreased as a percentage of sales to 12.8% and 12.3%, respectively, for the third quarter and first nine months of 1996 compared to 17.5% and 13.5%, respectively, for the same periods in 1995. In absolute dollars, these expenses for the third quarter and first nine months of 1996 decreased $2.8 million and $3.3 million, respectively, over the same periods in the previous year. Decreases are primarily the result of special non-recurring third quarter 1995 charges totaling $2.6 million related to the write-off of goodwill and end-of-life capitalized equipment. Decreases can also be attributed to ongoing cost control efforts.

Research and development expenditures decreased to 10.0% and 9.9% of sales, respectively, for the third quarter and first nine months of 1996 compared to 11.9% and 10.1%, respectively, for the comparable periods in 1995. In absolute dollars, these expenses for the third quarter and first nine months of 1996 decreased by $760k and $680k, respectively, over the same periods in the previous year.

OTHER INCOME, NET

Other income, net, consists primarily of interest income and expense, discounts taken by customers, state franchise taxes, foreign currency gains and losses and other miscellaneous items.

TAXES

The provision for income taxes for the first nine months of 1996 was 36.0% of income before taxes compared to 41.0% of loss before taxes for the same period in the prior year.

NET INCOME (LOSS)

Net income per share was $0.17 and $0.48, respectively, for the third quarter and first nine months of 1996. This compares to a net loss per share of $1.13 and $0.71, respectively, for the same periods in 1995. The large increases mainly relate to higher margins and lower operating expenses.
Net income for the third quarter and first nine months of 1995 were impacted by write-downs related to end-of-life products.

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of 1996, the Company generated $7.8 million of cash from operating activities, generated $3.8 million in proceeds from the sale of common stock and expended $12.7 million for capital equipment and $698,000 on repayment of long-term obligations. Together, these activities resulted in a net decrease in the combined balance of cash and short-term investments of $1.8 million to a quarter-ending balance of $67.1 million.
The Company's working capital increased to $148.9 million at September 28, 1996 from $137.1 million at December 30, 1995.








The Company has a $7.5 million bank line of credit which expires April 30, 1997, with borrowings under the line limited to 80% of eligible accounts receivable plus 25% of eligible inventory (limited to $3,000,000). On
October 15, 1996 the amount available under the line was $7.5 million and no borrowings were outstanding. Borrowings under the line of credit bear interest at the lower of the bank's prime rate or LIBOR + 2%. The ability to borrow under this line of credit is dependent upon the Company's adherence to a set of financial covenants. The Company is currently in compliance with all such covenants.

*The Company believes its existing sources of liquidity and funds expected to be generated from operations will provide adequate cash to fund the Company's anticipated working capital and other cash requirements through fiscal 1997.*
















































PART II.



Item 6.  Exhibits and Reports on Form 8-K

(a)     Exhibit Index

          Exhibit
          Number               Description
          -------              -----------
          27.0                 Financial Data Schedule



(b) Reports on Form 8-K: There were no reports on Form 8-K for the three month period ended September 28, 1996












































SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  EXABYTE CORPORATION
                                  Registrant



Date     November 8, 1996                 By /s/William L. Marriner
      -----------------------             ------------------------
                                         William L. Marriner
                                         Executive Vice President and Chief
                                         Financial Officer
                                         (Principal Financial and Accounting
                                         Officer)



