Form 10-K405
period 1996-12-28
EXABYTE CORP /DE/
filed 1997-03-20
CIK 855109

-----------------------------------------------------------------------------
                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                             FORM 10-K

          (Mark One)
      [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the fiscal year ended December 28, 1996

          OR

      [ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the transition period from _________ to _________
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

     Securities registered pursuant to Section 12(b) of the Act:
       N/A                                    N/A
(Title of each class)      (Name of each exchange on which registered)

     Securities registered pursuant to Section 12(g) of the Act:
                  Common Stock, $.001 Par Value
                        (Title of Class)

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

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of March 7, 1997 was $11.125 based on the closing sale price on such date. The aggregate number of shares of Common Stock outstanding on March 7, 1997 was 18,905,983(a).

Document incorporated by reference: Proxy Statement for the 1997 Annual Meeting of Stockholders scheduled to be held May 9, 1997: Part III, Items 10, 11, 12, and 13.

(a) Excludes 3,397,154 shares of Common Stock held by directors, executive officers and stockholders whose ownership exceeds ten percent of the Common Stock outstanding at March 7, 1997. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of registrant, or that such person is controlled by or under common control with the registrant.

PART I

Item 1.
BUSINESS.

THE COMPANY
-----------

Exabyte Corporation ("Exabyte" or the "Company") was incorporated in June
1985 under the laws of the State of Delaware. Exabyte designs, develops, manufactures, markets and services tape subsystems and robotic tape libraries for data storage and interchange applications. The Company's early strategy capitalized on its proprietary adaptation of 8mm helical scan recording technology, originally developed by others for video applications. Exabyte provided highly reliable, cost-effective, small form factor tape subsystems with leading-edge capacity and superior performance characteristics. The Company's current 8mm strategy includes the introduction of tape subsystems based on mechanical deck assemblies developed by both Exabyte and third parties. The Company also expanded its helical scan products to include 4mm cartridge tape subsystems, which it discontinued in February 1996. The Company currently offers, through its Eagle(TM) division, minicartridge products based upon minicartridge linear and Travan(TM) minicartridge technologies. The Company's various robotic tape libraries store and retrieve multiple media cartridges and incorporate cartridge tape subsystems offered by the Company as well as others. The Company also sells recording media and cleaning cartridges and provides repair services for its products.

The Company's strategic focus is the market for information storage and retrieval tape subsystems for workstations, midrange computer systems, networks, and personal computers, particularly for data backup, archival and interchange applications. As such needs increase, computer manufacturers and solution providers require a variety of products with varying price, performance, capacity and form-factor characteristics. Exabyte offers or intends to offer a number of products to address a broad range of these requirements. The Company markets all of its tape subsystems and robotic tape libraries primarily to original equipment manufacturers ("OEMs"), non-system OEMs ("NSOs") and resellers, which include distributors and solution providers. In addition, the Company markets its minicartridge and Travan(TM) products to retailers such as CompUSA. Among Exabyte's OEM customers are Bull S.A., Control Data, Data General, Digital Equipment Corporation, Hewlett-Packard, IBM, Intergraph, NCR, Sequent, Siemens Nixdorf, Silicon Graphics, Sun Microsystems and Unisys. Among the Company's distribution customers are Anthem, Avnet, Consan, Gates/FA, Ingram Micro, Intelligent Electronics, Merisel, Micro Age, and Tech Data. See "Business-- Marketing and Customers."

In addition to the historical information contained in this document, the following discussion contains forward-looking statements that involve risks and uncertainties. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. Words such as "believes," "anticipates," "expects," "intends," and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Risk Factors."

RISK FACTORS
------------

Production Capability; Mammoth
------------------------------

The Company began commercial shipment of the Mammoth product ("Mammoth") in the first quarter of 1996. Mammoth incorporates a mechanical deck manufactured by the Company. Exabyte's manufacturing experience in the past has been largely limited to assembling and testing purchased components, with limited experience in other phases of manufacturing. In particular, the Company has had only limited experience in manufacturing mechanical decks and certain critical components of the deck assembly, including the recording heads, scanner assemblies and cartridge loader subsystems. There can be no assurance that Exabyte will be able to manufacture Mammoth in commercial quantities at commercially acceptable cost. In 1996, a supply shortage of Mammoth head components resulted in a substantial quantity of unfilled orders for the product and a failure to achieve planned production levels for Mammoth. Any further inability to manufacture Mammoth and its components in the required volumes would have a material adverse effect on the Company's competitive position and on its results of operations. See "Business-- Manufacturing."

Further, there can be no assurance that the manufacture and sale of Mammoth will not infringe the proprietary rights of third parties. The mechanized deck assembly incorporated in Mammoth is produced by the Company rather than supplied from a third party. As such, the Company does not benefit from supplier indemnification regarding patent or other intellectual property infringement. See "Business--Patent and Licensing."

The Company's ability to sustain growth in the Mammoth product line depends on the availability of advanced tape media meeting the Company's specifications. The advanced tape media is currently sourced exclusively from Sony Corporation ("Sony"), a competitor to the Company. See "Dependence on Key Vendors/ Competitors; Sony and Hitachi" below. Exabyte's ability to obtain an adequate supply of advanced tape media which meets the Company's specifications has been and may be further affected by any constraint in Sony's media production capability, by the divergence of Sony's limited media supply to third parties, by any change in Sony's media specifications which no longer meet the Company's requirements, or otherwise as a result of Sony's competitive position. See also "Business--Manufacturing" and "Business-- Competition."

Dependence on Key Vendors/Competitors; Sony and Hitachi
-------------------------------------------------------

The Company's ability to maintain cost-effective manufacturing volume depends on uninterrupted access to high quality components in required volumes and at competitive prices.

The Company's 8mm mechanical tape decks, other than Mammoth, are currently supplied from two principal sources, Sony and Hitachi Ltd. ("Hitachi").
Sony supplies tape decks for the EXB-8205XL and EXB-8505XL, and Hitachi supplies tape decks for the EXB-8700 and Eliant(TM) 820. While the Company has contracts with Sony and Hitachi for the supply of their respective 8mm decks, there can be no assurance either that the supply of decks will continue or that prices will remain at their current levels. Exabyte is currently negotiating with Sony regarding the expiration of Sony's supply agreement in 1998. In addition, Sony is currently the sole supplier of advanced media for Mammoth. See "Business--Manufacturing."

Sony announced during the second quarter of 1996 and Hitachi announced during the third quarter of 1996 the introduction of competitive 8mm products. Sony's and Hitachi's competitive position may adversely affect Exabyte's ability to obtain 8mm mechanical decks and tape media at required volumes and competitive prices. While there are other manufacturers of 8mm decks, customizing these decks for the Company's products would require many months of effort. There can be no assurance that such effort would be successful or, even if successful, that it would not result in a significant delay in the shipment or termination of the Company's products.

In addition to its dependence on Sony and Hitachi, the Company has engaged other third parties, including competitors and potential competitors, in the joint development of products or components and may do so again in the future. These relationships subject Exabyte to other supply or technology dependencies. The Company further relies on other sole source vendors for certain critical components, including but not limited to, printed circuit boards, semiconductor circuits, reel motor assemblies and read/write heads. The Company has executed master purchase agreements with some of its sole source vendors and conducts business with the others on a purchase order basis. A reliance on sole source vendors involves several risks, including possible shortage of certain key components and reduced control over delivery schedules, manufacturing yields, quality and costs. The Company has in the past experienced problems with the quality of and interruptions in the supply of sole source components. Any future yield, quality, delivery or supply problems with any of these vendors could force Exabyte to delay shipments of its products, which could have a material adverse effect on the Company's competitive position and its results of operations. See "Business-- Manufacturing."

Exabyte is also dependent on third parties, including competitors, for the supply of some of its interchangeable drives offered in its Eagle(TM) line. See "Business--Business and Strategy--Tape Subsystem Products." Some of these drives are solely sourced and any supply constraint of such drives could force Exabyte to delay or cancel shipments of these products which could have a material adverse effect on the Company's competitive position and results of operations. See "Business--Business Strategy and Products."

The Company's minicartridge drive subsystems incorporate cartridge media developed and produced by Imation, a media division spin-off of 3M Corporation and other third party cartridge suppliers. Imation, owner of DC 2000 and Travan(TM) technology, devotes substantial resources to the development of further enhancements to the technology. The Company's ability to successfully compete in the minicartridge business depends, in part, on accessing and adapting to change in minicartridge technology. See "Business--Research and Development."

Competition
-----------

The tape storage market is highly competitive and the Company expects competition to increase. Numerous companies are engaged in researching, developing and commercializing data storage products. Such companies include computer manufacturers, such as IBM and Hewlett-Packard, that incorporate their own tape storage products in their systems. Competition has resulted in price erosion of the Company's products in the past, and such erosion is expected to occur in the future.

Exabyte currently competes at the higher end of the tape subsystem market against half-inch cartridge products produced by others. Such half-inch products offer higher capacities and data transfer rates than do the Company's current products. Quantum Corporation, with its introduction of digital linear tape ("DLT"), serves the higher end of the tape subsystem market addressed by the Company's current and announced products. In particular, Quantum's DLT 4000 and DLT 7000 products have established a significant presence in the market targeted by the Company with its Mammoth product. Additionally, the DLT 7000 has data storage capacities and transfer rates which exceed the Company's current or announced products. Among the competitors currently offering other half-inch cartridge products are Fujitsu, IBM, Overland Data and StorageTek. Other competitors may also enter the half-inch market in the future.

Exabyte faces direct competition from companies offering 8mm tape subsystems. In particular, Sony announced a competitive 8mm product in the second quarter of 1996, and in the third quarter of 1996 Hitachi announced a competitive 8mm product which has the potential to read data written by the Company's products.

Additional competition in the tape subsystem market has come from companies offering 4mm products using helical scan technology and companies offering minicartridge tape products which utilize conventional tape technologies that record on parallel tracks. At the low end of the market, the Company's minicartridge products compete indirectly with 4mm products and directly with the minicartridge products manufactured by Seagate, Hewlett-Packard, Iomega, Tandberg, Tecmar, and other vendors.

Exabyte's family of library products competes at the low end with 4mm library products offered by ADIC, Seagate, Qualstar and Hewlett-Packard; at the midrange segment with products offered by IBM, Qualstar, Quantum, SpectraLogic and StorageTek; and at the high end with libraries offered by IBM, Quantum, Odetics and StorageTek. The Company may face significant competitive challenges in the library market in the form of pricing pressure and loss of business. Exabyte's library offerings currently represent higher-margin business to the Company and, as such, any shortfall in the sale of these products would have a negative effect on the Company's results of operations. See "Business--Competition" and "Business--Business Strategy and Products."

Some of the Company's current and prospective competitors have significantly greater financial, technical, manufacturing and marketing resources than those of the Company. There can be no assurance that these competitors will not devote those resources to the aggressive marketing of helical scan, minicartridge, half-inch cartridge, optical or other storage product technologies. See "Business--Competition" and "Business--Research and Development."

Product and Quality Performance
-------------------------------

The Company's products are designed and marketed primarily for applications involving storage, backup and interchange of computer data. Any failure of the Company's products to perform in accordance with specifications could result in the loss of critical user data. Such a loss may result in claims against the Company for damages arising from such data loss. In addition, the Company may incur costs associated with a product recall or other corrective action to address product defects, including latent or epidemic defects. The Company's results of operations could be materially adversely affected by the costs related to such corrective action or the defense of claims and the payment of any judgment or settlement in excess of any insurance coverage. While the Company has in the past incurred certain costs related to product defects, no such costs to date have resulted in a material adverse effect to the Company's results of operations.

Product Development
-------------------

Exabyte participates in an industry that is subject to rapid technological change. The Company believes that its future success will depend on its ability to apply and extend its technology and further develop reliable tape subsystems and robotic tape libraries with competitive price performance and quality characteristics. Accordingly, Exabyte's ability to compete successfully depends on continued enhancements to its existing products and the timely development of new products that meet the changing needs of users. The Company has experienced delays from time to time meeting internal product development schedules. In the future, the Company may encounter difficulties that could delay or prevent future product development.

In addition, the Company's ability to maintain its current products and to introduce new products depends on access to high-quality tape media which is produced by a small number of vendors including Sony, Imation and Verbatim. In the event such advanced tape media is not available in sufficient volume at an acceptable quality level and at a competitive price, the Company could be forced to delay or cancel shipments or the introduction of announced products which could have a material adverse effect on the Company's competitive position and its results of operations.

There can be no assurance that any announced products will be successfully developed, made commercially available on a timely basis or achieve market acceptance. See "Business--Business Strategy and Products."

Management of Business and Product Transitions
----------------------------------------------

The Company is currently experiencing a period of rapid business and product transition as it addresses the complexities of developing, manufacturing and servicing multiple products which incorporate several different technologies and which are sold through multiple marketing channels. This transition has placed a significant strain on the Company's management, operational and financial resources, and may continue to do so in the future. Effective management of this business transition will require Exabyte to continually implement and improve its operational, financial and information systems and to expand, train and manage its employee base. In addition, the development and manufacture of multiple product lines may cause product quality levels to fall below acceptable standards.

Exabyte continually assesses its product cycles in terms of product introduction and withdrawal. Any failure by the Company to accurately estimate the timing of new product introductions may result in the premature or delayed withdrawal of its existing product lines. The premature withdrawal of an existing product line could result in the loss of revenue and earnings contribution from that product line. The delayed withdrawal of an existing product line could result in the Company's assumption of excess product inventory. Additionally, the premature or delayed introduction of a product could adversely affect the sales or withdrawal timing of an existing product. Failure to accurately time product introductions and withdrawals could have a material adverse effect on the Company's results of operations.

Key Employees
-------------

The development, introduction and success of Exabyte's products depend largely on the continued employment of certain key employees. The loss of key employees could delay internal product development schedules, interrupt team continuity and subject Exabyte to the risk of losing proprietary information to competitors or other third parties.

Exabyte has in the past lost key employees to competitors and other companies and may likely lose key employees in the future. Although Exabyte has incentive programs in place which are designed to encourage the continuous employment of certain key employees, there can be no assurance that such programs will be successful. The loss of key employees could have a material adverse effect on the Company's results of operations. See "Business-- Employees."

Fluctuations in Quarterly Results
---------------------------------

The Company's results can fluctuate substantially from quarter to quarter for various reasons. For example, the markets served by Exabyte are volatile and subject to market shifts, which may or may not be discernible in advance by the Company. A slowdown in the demand for workstations, midrange computer systems, networks and personal computers could have a material adverse effect on the demand for the Company's products in any given period. Also, the Company has experienced delays in receipt of purchase orders and, on occasion, anticipated purchase orders have been rescheduled or have not materialized due to changes in customer requirements. Exabyte's customers may cancel or delay purchase orders for a variety of reasons including the rescheduling of new product introductions, changes in customer inventory practices or forecasted demand, impact of general economic conditions affecting the computer market, new product announcements by the Company or others, quality or reliability problems related to the Company's products, or selection of competitors as alternate sources of supply.

The Company's operations have in the past and will in the future reflect substantial fluctuations from period to period as a consequence of such industry shifts, price erosion, general economic conditions affecting the timing of orders from customers, as well as other factors discussed herein.
In particular, Exabyte's ability to forecast sales to resellers, NSOs and OEMs is especially limited as such customers typically provide the Company with relatively short order lead times. See "Business--Marketing and Customers; Principal Customers."

Inventory Write-Downs and Special Charges
-----------------------------------------

The Company may be unable to manage inventory levels to meet changing patterns of product demand, product transitions and new product introductions. Such inability may result in the Company incurring a special charge or inventory write-down, or establishing a reserve which would have a material adverse effect on its results of operations. The Company has in the past incurred special charges or inventory write-downs which have had a material adverse effect on the Company's results of operations. There can be no assurance that additional reserves, write-downs or write-offs will not be taken in the future and that such actions will not have a material adverse effect on the Company's results of operations. See "Business--Business Strategy and Products."

Volatility of Stock Price
-------------------------

The market price of the Company's Common Stock has historically been, and is expected to continue to be, extremely volatile. The Company's operating results have been below the expectations of investors and market analysts in the past, and are likely to be below expectations again in some future period. A shortfall in analyst or investor expectations of Exabyte's operating results has had and could again have an immediate and significant impact on the market price of the Company's Common Stock. Other factors could also have an immediate and significant impact on the market price of the Company's Common Stock, including without limitation, the Company's disclosure of its assessment of its business prospects, new product announcements by the Company's competitors and general conditions in the computer market.

Dependence on Key Customers
---------------------------

During 1996, IBM accounted for almost 15% of the Company's sales. Exabyte's three largest customers accounted for an aggregate of 35% of the Company's sales. These customers are not required to purchase a minimum quantity of the Company's products and may cancel or reschedule orders without significant penalty. The loss of one or more of these customers or substantial cancellations by these customers would have a material adverse effect on the Company's results of operations. In addition, significant rescheduling or deferrals of orders by any of these customers could cause substantial fluctuations in the Company's quarterly results. See "Business--Marketing and Customers; Principal Customers."

Risks Related to Foreign Sourcing
---------------------------------

Because many of Exabyte's key components and products are currently or may be manufactured in Japan, Germany, The Netherlands, China, Hong Kong, Malaysia or Singapore, the Company's results of operations may be materially affected by fluctuations in currency exchange rates. See "Business-- Manufacturing." A substantial portion of the Company's products incorporate subassemblies and components purchased from Japanese or other overseas suppliers in yen or other foreign currencies. The Company enters into foreign currency forward contracts to hedge the purchase of certain inventory components from Japanese suppliers. See Note 1 of Notes to the Consolidated Financial Statements. Additional contractual arrangements may be made subjecting Exabyte to additional foreign exchange rate risks. See "Business--Foreign Exchange and Import Restrictions."

The Company's international involvement is also subject to certain other risks common to foreign operations in general, including government regulation and import restrictions. In particular, an adverse foreign exchange movement of the U.S. dollar versus Japanese yen or other currency, or the imposition of import restrictions or tariffs by the United States government on products or components shipped from Japan or another country could have a material adverse effect on the Company's results of operations. Additionally, because Exabyte's products incorporate components produced overseas, the sale of the Company's products to domestic federal or state agencies may be restricted by limitations imposed by the Buy American Act or the Trade Agreement Act.
See "Business--Foreign Exchange and Import Restrictions."

Risks Related to Foreign Sales
------------------------------

Direct international sales accounted for approximately 30% of sales in 1996 and Exabyte currently expects that direct international sales will continue to represent a significant portion of the Company's revenue. See "Business--Marketing and Customers; International Sales." In addition, many of the Company's domestic customers ship a significant portion of Exabyte's products to their customers overseas. Currently, a small percentage of sales are denominated in foreign currencies and may be directly affected by foreign exchange rate fluctuations. Changes in the foreign exchange rates may also affect the volume of sales denominated in U.S. dollars to overseas customers because such change would impact local currency pricing. The Company's sales are also subject to risks common to export activities, including government regulation, tariffs, and import and environmental restrictions. Exabyte's international sales are subject to export licensing requirements. See "Business--Foreign Exchange and Import Restrictions."

Risks Related to Foreign Operations
-----------------------------------

The Company's subsidiaries in The Netherlands, Germany, Japan, Canada and Singapore operate under their respective local currencies. See Note 1 to the Company's Consolidated Financial Statements. As a result, any amounts payable to a subsidiary or owed by a subsidiary are subject to the foreign exchange rate between the U.S. dollar and the respective local currency, and could have a material impact on the Company's results of operations. In addition, the Company's foreign operations are subject to the risks generally applicable to the conduct of business in such countries. See "Business-- Foreign Exchange and Import Restrictions."

Third Party Proprietary Rights
------------------------------

The Company has received in the past, and may receive in the future, communications from third parties asserting that the Company's products infringe their proprietary rights or seeking indemnification from third parties against infringement of others. There can be no assurance that any of these claims will not result in prolonged and costly litigation. While it may be necessary or desirable in the future to obtain licenses relating to one or more of Exabyte's products or relating to current or future technologies, there can be no assurance that the Company will be able to do so on commercially reasonable terms. The inability to obtain any required license or to obtain such license on commercially reasonable terms could have a material adverse effect on the Company's results of
operations.   See "Business--Patents and Licenses."

Third Party Contract Manufacturing
----------------------------------

The Company has entered into agreements with domestic and overseas third parties to manufacture the Company's libraries and minicartridge drive subsystems as well as components for a number of its products. Third party manufacturing may impair the Company's ability to establish, maintain or achieve adequate product manufacturing design standards or product quality levels. Associated risks are particularly pronounced in the early stages of manufacturing and may subject the Company to additional risks. A number of the Company's third party manufacturing programs involve such early-stage manufacturing. See "Business--Manufacturing."

Third party manufacturing of the Company's products is based in part on technology that the Company believes to be proprietary. Exabyte may license this technology to contract manufacturers to enable them to manufacture products for the Company. There can be no assurance that such manufacturers will abide by any use limitations or confidentiality restrictions in licenses with the Company. In addition, these manufacturers may develop processes related to manufacturing the Company's products which they would then own independently or jointly with the Company. Any such action would increase Exabyte's reliance on such manufacturers or would require the Company to obtain a license from such manufacturers in order to manufacture its products. There can be no assurance that any necessary licenses would be available on terms acceptable to the Company, if available at all. See "Business--Patents and Licenses."

Regulation of Commercial Property
---------------------------------

The Company's principal place of business is Boulder, Colorado, where it currently occupies leased space within the city in the total approximate amount of 448,000 square feet. The City of Boulder has undertaken a rezoning initiative which may include changes in the regulation of the use of existing commercial space within city limits to address various city growth issues. The imposition of local government restrictions which limit the Company's ability to use its leased facility in accordance with its commercial requirements could adversely affect the Company's performance and achievement of its business objectives.

Anti-Takeover Provisions
------------------------

The Company has taken a number of actions which could have the effect of deterring a hostile takeover or delaying or preventing a change in control that could result in a premium payment to the Company's stockholders for their shares or that might otherwise be beneficial to the stockholders. The Company has adopted a stockholder rights plan which could cause substantial dilution of stock to a person who attempts to acquire the Company on terms not approved by the Board of Directors (the "Board"). In addition, the Company's Restated Certificate of Incorporation and By-laws contain provisions which may delay or prevent a change in control. These provisions include: (i) the classification of the Board; (ii) the authority of the Board to issue preferred stock, without further action by the stockholders, with such voting rights and other provisions as the Board may determine; (iii) the requirement that actions by stockholders be taken at a meeting of stockholders and not by written consent;
(iv) the requirement for advance notice of stockholder proposals and director nomination; (v) the provision that only the Board may increase the authorized number of directors; and (vi) the requirement that special meetings of stockholders may be called only by the Chairman of the Board, President or majority of directors.

Effective January 26, 1996, the Compensation Committee approved, and the Board adopted, a severance compensation program ("Severance Program") under which officers and other key employees of the Company would receive certain severance payments if they are dismissed from Exabyte within one year after certain changes in control of the Company occurred. The Severance Program provides for a severance payment in varying amounts, not to exceed
18 months of compensation, depending upon: (i) the time of any such change in control; and (ii) the position level of the terminated officer or employee. The Severance Program further allows, in certain circumstances, accelerating the vesting of outstanding and unexercised stock options held by the affected officer or employee.

Securities Suits
----------------

A large number of companies, directors and officers in the high technology industry have been subjected to class action and derivative action suits filed in federal and state courts. These suits generally allege that the defendants failed to adequately disclose certain risks. The Company's results of operations could be materially affected by the legal costs of defending such actions, the divergence of management's attention from the Company's business, and the payment of any judgment or settlement arising out of any such actions against the Company in the future. In 1993, the Company successfully defended a series of such class actions at an immaterial cost to the Company and it is the Company's belief there are no current or pending actions against the Company at this time.

BUSINESS STRATEGY AND PRODUCTS
------------------------------

The Company's strategic focus is the information storage and retrieval tape subsystems market for workstations, midrange computer systems, networks and personal computers, particularly for data backup, archival and interchange applications. As the need for data backup and archival storage increases, computer manufacturers and solution providers require a variety of products which vary as to price, performance, capacity and form-factor characteristics. Exabyte's strategy is to offer a number of products to address a broad range of these requirements.

Exabyte currently offers two lines of its 8mm products: the Performance Line and the Value Line. The Performance Line currently consists of the Mammoth drive. Mammoth has a storage capacity of up to 40 gigabytes with data compression. The Value Line consists of the EXB-8205XL, EXB-8505XL, EXB-8700 and the Eliant(TM) 820. The Value Line has storage capacities ranging from 5 gigabytes to 14 gigabytes with data compression. Both lines address the midrange and a portion of the higher end of the market, the remainder of which is largely served by 4mm and half-inch linear tape drive subsystems produced by competitors.

The Company also offers minicartridge linear tape drive subsystems based on the Travan(TM) technologies to address a portion of the lower end of the market. Storage capacities for these products range from 1.6 gigabytes to 8 gigabytes with data compression. Also offered by Exabyte's Eagle(TM) division are drives designed to be used interchangeably in a drive bay mounted in a PC. Such drives include products produced by the Company or sourced from third parties. See "Tape Subsystem Products" on page 13.

The Company offers various robotic libraries which incorporate its Value and Performance Lines to extend the capacities of these products. Exabyte's strategy also includes the development of libraries for use in conjunction with 4mm and DLT drive subsystems offered by others.

The Company also offers consumables, including media and cleaning cartridges, and provides service for all of its product lines.

Tape Subsystem Products
-----------------------

Current Products

The primary factors distinguishing the Company's tape subsystem products from one another are base technology, form factor, interface, data capacity, data transfer rate, and inclusion of the data compression feature. The 8mm subsystems are based upon helical scan technology. Exabyte's minicartridge products incorporate Travan(TM) minicartridge tape technology.

Form factor is the physical size of the device with respect to the industry standard formats: 5 1/4" Half-High or 3 1/2" form factors. Data capacity is the total amount of data which can be stored on a single media cartridge. Data transfer rate is the speed data may be transferred to or from the subsystem. Both data capacity and transfer rate are affected by the application of data compression. The Company's 8mm data compression is accomplished by incorporating the Improved Data Recording Capabilities (IDRC) compression algorithm licensed from IBM. The data capacity and transfer rate reflected in the accompanying table assumes a data compression ratio of two to one.
The actual compression ratio will vary depending upon the nature of the data being compressed, and the quality of the media and drives used for compression.

Product Line/                                                             Transfer
Product             Media       Technology   Form Factor   Capacity (Gb)  Rate (Kb/s)  Interface
-------------       -----       ----------   -----------   -------------  -----------  ---------
Value Line
  EXB-8505XL        8mm         Helical Scan  5 1/4" HH      7.0/14.0*    500/1,000*    SCSI
  EXB-8205XL        8mm         Helical Scan  5 1/4" HH      3.5/7.0*     250/500*      SCSI
  EXB-8700          8mm         Helical Scan  5 1/4" HH      7.0/14.0*    500/1,000*    SCSI
  Eliant(TM) 820    8mm         Helical Scan  5 1/4" HH      7.0/14.0*    1,000/2,000*  SCSI

Performance Line
  Mammoth           8mm         Helical Scan  5 1/4" HH      20.0/40.0*   3,000/6,000*  SCSI

Eagle(TM) Line
  Eagle(TM) TR-3    Minicartr.  Travan(TM)    3 1/2" or       1.6/3.2*    158/316*      Floppy
                                              5 1/4" HH
  Eagle(TM) TR-4i   Minicartr.  Travan(TM)    3 1/2" or       4.0/8.0*    500/1,000*    IDE
                                              5 1/4" HH

HH--    Half-High
* --    Denotes the application of data compression.

The Company also offers stand-alone versions of some of its 8mm products. Each stand-alone version incorporates a power supply and is housed in a desktop enclosure. These stand-alone products have received applicable regulatory approvals, enabling the Company's customers to begin shipping immediately without incurring their own design and regulatory agency approval delays.

The Company's minicartridge products are also offered in a Nest(TM) version. Nest(TM) drives are cordless and can be installed into and removed from any Nest(TM) bay, which is installed in a PC. The Nest(TM) drives include the Nest(TM) versions of Eagle(TM) TR-3 and TR-4i drives, a 100 megabyte Zip(TM) drive, a 1.4 gigabyte hard drive, and the LS120, a 120 megabyte floppy drive.

The cartridge tape subsystems listed below together accounted for 70%, 62%, and 52% of revenue in 1996, 1995, and 1994, respectively, and represented, by category, the following percentages of revenue:

                                1996             1995             1994
                                ----             ----             ----
8mm Value Line...............    61%              60%              51%
8mm Performance Line.........     4%               0%               0%
Eagle(TM) Drives/Nest(TM)....     5%               2%               1%

Total .......................    70%              62%              52%

Sales percentages do not include Exabyte's discontinued 4mm or full-high tape drive subsystems.

Announced Drive Products
------------------------

The Company has announced the following new tape subsystem products:

     Exabyte announced in the first quarter of 1997 the Eagle(TM) TR-4i SCSI minicartridge tape drive subsystem with commercial shipments expected in the second quarter of 1997. The TR-4i SCSI utilizes a read-while-write technology and a SCSI interface, rather than the IDE interface utilized by the other Eagle(TM) drives. With a form factor of 3 1/2" or 5 1/4" half-high, the storage capacity and transfer rate of the announced drive will be identical to the TR-4i and TR-4i Nest(TM).

     Exabyte also announced in the first quarter of 1997 the Eagle(TM) DMi(TM) minicartridge tape drive subsystem. Commercial shipment of the Eagle(TM) DMi(TM) drive is not expected until the fourth quarter of 1997. The Eagle(TM) DMi(TM) drive utilizes Philips' DigaMax(TM) technology in a 3 1/2" or 5 1/4" half-high form factor. Storage capacity of the announced drive is anticipated at 13 gigabytes without data compression and transfer rate is anticipated at 2000 kilobytes per second, also without data compression.

There can be no assurance that any of these or future announced products will be successfully developed, made commercially available on a timely basis, or achieve market acceptance. See "Risk Factors--Product Development."

Libraries
---------

Current Library Products

The Company offers a family of library subsystems which automates the storage and retrieval of substantial amounts of data. Each library subsystem incorporates one or more drive subsystems and multiple tape media cartridges. The accompanying table lists the Company's current library offering in terms of the technology, the form factor and the maximum number of drive subsystems and tape media cartridges which may be incorporated in the library. The EXB-218 and the EXB-018 are the Company's 4mm tape library products. The EXB-218 is designed to incorporate Exabyte's discontinued 4mm tape drive subsystems, and the EXB-018 is designed to incorporate 4mm tape drive subsystems offered by others.

   Product                              Drive        Max. #          Max. #
   ("EXB-")         Technology       Form Factor   of Drives     of Cartridges
   --------         ----------       -----------   ---------     -------------
      10h               8mm            5 1/4" HH       1              10
      210               8mm            5 1/4" HH       2              10
      220               8mm            5 1/4" HH       2              20
      440               8mm            5 1/4" HH       4              40
      480               8mm            5 1/4" HH       4              80
    218/018             4mm            3 1/2"          2              18

________________
HH -- Half-High

Library products together accounted for 15%, 16% and 11% of revenue in 1996, 1995 and 1994, respectively.

The Company's library products provide relatively higher levels of profit margin contribution to the Company's results of operations. Any shortfall in the sale of the Company's higher-margin products, such as its library offerings, would have a negative effect on the Company's results of operations. See "Risk Factors--Competition."

Consumables
-----------

The Company distributes 8mm and minicartridge data cartridges as well as cleaning cartridges and data cartridge holders. The high-quality media, produced by one or more third parties, is available in different lengths to handle various data storage requirements. Sales of consumables accounted for approximately 12%, 9% and 8% of sales in 1996, 1995 and 1994, respectively.

Service/Spare Parts
-------------------

The Company provides various types of services to its customers, end-users and other third parties. Such services include factory repair service and on-site service repair. Factory repair services are provided for customers in North America at Exabyte's headquarters in Boulder, Colorado and its facility in Ontario, Canada. European customers receive these services from Exabyte's facility in Scotland, and customers in the Pacific Rim region receive these services from Exabyte's Singapore and Australian facilities.

On-site service repair is currently provided for customers in North America through authorized on-site service providers. Exabyte provides on-site services directly to its European customers.

Exabyte also sells spare parts through a number of spare parts distributors and sells surplus and/or refurbished products through third parties.

Service and spare parts sales accounted for approximately 6%, 6% and 5% of sales revenues in each of 1996, 1995 and 1994. Customer service is also available from a third party depot in Japan under contract with the Company.

MARKETING AND CUSTOMERS
-----------------------

The Company markets its tape subsystems and robotic tape libraries primarily to OEMs, NSOs, resellers and retailers. The reseller market includes solution providers and distributors. The Company's initial sales of new products are often made through distributors to solution providers who are generally quicker to evaluate, integrate and adopt new technology. However, as a new product successfully completes the qualification process, OEM sales have generally represented an increasing proportion of sales of that product.

Marketing and Customers; Sales Channels
---------------------------------------

The Company's OEM and NSO customers incorporate Exabyte's drives as part of their system offerings. The Company often works with these customers early in the product development cycle in order to have its tape subsystems designed into their computing systems. The sales cycle for OEM and NSO customers involves extensive product and system evaluation and integration and typically ranges from 6 to 18 months. A sales cycle typically consists of general evaluation of the technology, qualification of the product specifications, verification of product compliance with product specifications, integration of the product into the customers' systems, and announcement and volume shipment of the customers' systems. Exabyte's product shipments are linked to the development cycle and introduction to the OEMs' and NSOs' new systems. Sales of all products to OEMs represented 44%, 44% and 43% of sales in 1996, 1995 and 1994, respectively. Sales to NSOs represented 7%, 10% and 15% of sales in 1996, 1995 and 1994, respectively.

The Company's reseller customers include both solution providers and distributors. Solution providers often use the Company's tape subsystems to upgrade various types of installed computer systems, including those manufactured by IBM, Sun Microsystems and Digital Equipment Corporation.
These upgrades usually provide a more cost-effective tape backup solution for these systems. Some solution providers package the Company's tape subsystems into a stand-alone enclosure containing a power supply and software for attachment to the end user's system and often combine the Company's products with other storage devices, such as single or multiple disk drives, to deliver a value-added storage subsystem solution. Direct sales to solution providers accounted for approximately 2%, 4% and 5% of sales in 1996, 1995 and 1994, respectively.

The Company also markets its products through a number of distributors to OEMs, NSOs, solution providers and end users. The various classes of the Company's distributors, including industrial, commercial and technical distributors as well as national and regional resellers, provide various levels of marketing, technical and sales support. As a result, the Company often supports its distributors by providing marketing and technical support directly to the distributors' customers, thereby incurring certain additional costs for such sales. Other costs and risks associated with the distribution business include various inventory price protections and stock rotation obligations undertaken by the Company. The distribution business is also characterized by relatively short order lead times which limit the Company's ability to forecast sales to these customers. Sales to distributors accounted for approximately 44%, 38% and 33% of sales in 1996, 1995 and 1994, respectively.

Exabyte also began marketing its Eagle(TM) line through retailers in 1996, although direct sales to retailers accounted for less than 1% of total sales for the year.

Marketing and Customers; International Sales
--------------------------------------------

The Company also markets its products overseas directly to OEMs, NSOs and solution providers and through distributors to solution providers and end users. Each major international market addressed by the Company is served by distributors with rights to sell the Company's products in a country or group of countries. The Company has established a wholly owned subsidiary in The Netherlands to provide sales and technical support throughout Europe, and the Singapore subsidiary provides sales and technical support for the Pacific
Rim region. The Company has also established a wholly owned subsidiary in Scotland for the purpose of providing product repair services to European customers as well as manufacturing certain products. See "Business-- Manufacturing." In 1996, Exabyte established repair service facilities in Australia and Singapore, and established a wholly owned subsidiary in Canada for repair services in North America. Several of the Company's independent overseas distributors also provide repair services directly or through their affiliates.

Direct international sales accounted for approximately 30%, 31% and 27% of sales in 1996, 1995 and 1994, respectively. See Note 10 of Notes to Consolidated Financial Statements. In addition, many of the Company's domestic customers ship a significant portion of the Company's products to their customers overseas. Currently a very small percentage of sales of the Company's products are denominated in foreign currencies and may thus be directly affected by foreign exchange rate fluctuations. In addition, changes in the foreign exchange rates may adversely affect the volume of sales denominated in U.S. dollars to overseas customers because the exchange rate movement affects local currency pricing. The Company's sales are also subject to risks common to export activities, including government regulation or seizure of property, tariffs and import restrictions. The Company's international sales are subject to export licensing requirements. To date, the Company has not experienced any material difficulties in obtaining export licenses. See "Risk Factors--Risks Related to Foreign Sales."

Marketing and Customers; Principal Customers
--------------------------------------------

IBM accounted for approximately 15%, 15% and 17% of sales in 1996, 1995 and 1994, respectively. Sun Microsystems accounted for approximately 11%, 11% and 7% of sales during each of 1996, 1995 and 1994, respectively. No other customer accounted for 10% or more of sales for any year during the three-year period ending December 28, 1996. In addition, during 1996 Exabyte's three largest customers accounted for an aggregate of 35% of the Company's sales. These customers are not required to purchase a minimum quantity of the Company's products and may cancel or reschedule orders without significant penalty. The loss of one or more of these customers or substantial cancellations by these customers would have a material adverse effect on the Company's results of operations. Significant rescheduling or deferrals of orders by any of these customers could cause substantial fluctuation in the Company's quarterly results. In addition, Exabyte's agreements with some of Exabyte's customers contain most favored customer provisions which have in the past, and may in the future, result in price reductions or pricing credits for such customers. See "Risk Factors--Fluctuations in Quarterly Results" and "Risk Factors--Dependence on Key Customers."

Marketing and Customers; Market Shift and Demand
------------------------------------------------

The Company believes that the demand for its tape subsystems and libraries is substantially dependent upon the demand for workstations, midrange computer systems, networks and personal computers. These markets are volatile and subject to market shifts, which may or may not be discernible in advance by the Company. A slowdown in the demand for such products could have a material adverse effect on the demand for the Company's products in any given period. In addition, the Company's OEM, NSO and reseller customers may cancel or delay purchase orders for a variety of reasons, including rescheduling of new product introductions, changes in their inventory practices or forecasted demand, general economic conditions affecting the computer market, quality or reliability problems related to the Company's products, or selection of competitors as alternate sources of supply. Inaccuracies in market demand forecasts can quickly result in either insufficient or excessive inventories and disproportionate overhead expenses. The Company has experienced delays in receipt of purchase orders and, on occasion, anticipated purchase orders have been rescheduled or have not materialized due to changes in customer requirements. In particular, any demand weakness in the reseller channel, which generally represents higher-margin sales, tends to have a greater impact on profitability and could have a material adverse effect on the Company's results of operations. See "Risk Factors--Fluctuations in Quarterly Results," and "Risk Factors--Dependence on Key Customers."

MANUFACTURING
-------------

Mammoth
-------

The Company began commercial shipment of Mammoth in the first quarter of 1996. Mammoth incorporates a mechanical deck manufactured by the Company. The Company's previous manufacturing experience has been largely limited to assembling and testing purchased components with limited experience in other phases of manufacturing. In particular, the Company has had only limited experience in manufacturing mechanical decks and certain critical components of the deck assembly, including the head scanner assemblies. There can be no assurance that the Company will be able to manufacture Mammoth in commercial quantities at a commercially acceptable cost. Any inability of the Company to manufacture the Mammoth product and components in the required volumes would have a material adverse effect on the Company's competitive position and on its results of operations. See "Risk Factors--Production Capability; Mammoth."

The Company's ability to sustain growth in the Mammoth product line depends on the availability of advanced tape media which meets the Company's specifications. The advanced tape media is currently sourced exclusively from Sony, a competitor to the Company. See "Dependence on Key Vendors/
Competitors: Sony and Hitachi." The Company's ability to obtain an adequate supply of advanced tape media which meets the Company's specifications has been and may be further affected by any constraint in Sony's media production capability, by the divergence of Sony's limited media supply to third parties, by any change in Sony's media specifications which no longer meet the Company's requirements, or otherwise as a result of Sony's competitive position. See "Business--Competition." In addition, the Company believes the manufacture of Mammoth will require the Company to increase its capital assets and inventory requirements, thereby affecting the Company's financial leverage. See "Risk Factors--Production Capability; Mammoth."
The Company currently manufactures and/or kits its 8mm, minicartridge and library products at its facility in Boulder, Colorado. The Company also currently manufactures or expects to manufacture some of its products at its Scotland facility. Exabyte's Scottish operation also customizes generic units of the Company's other product lines to meet customer-specific requirements for its European customers. The Company has increased the size of its Scottish facility, as well as its capital asset and inventory base, to accommodate the Company's expected manufacturing requirements.

The Company has contracts with third parties to manufacture certain products. The Company currently anticipates that some or all of the Company's minicartridge products will be manufactured by CAM Technology Center P.T.E., Ltd. at CAM's facility in Malaysia or elsewhere. Third party manufacturing of the Company's products may impair the Company's ability to establish, maintain or achieve adequate product manufacturing design standards or product quality levels. Risks associated with the transfer of product manufacturing to those or other third parties are particularly pronounced in the early stages of the manufacture of the product. A number of the Company's third party manufacturing programs involve such early-stage manufacturing. See "Risk Factors--Third Party Contract Manufacturing."

Exabyte's inability to maintain cost-effective volume production of high-quality products and to introduce announced products would have a material adverse effect on the Company's results of operations. Exabyte employs just-in-time manufacturing techniques with an emphasis on flexibility and continuous flow. These techniques depend on uninterrupted access to high-quality components in required volumes and at competitive prices. Many of these components are manufactured to the Company's specifications and are acquired from sole sources. The principal custom components for the Company's current tape subsystems are the 8mm tape decks supplied by Sony and Hitachi and internally by Exabyte, circuit boards from Solectron and EFTC, recording heads from ReadRite and semiconductor circuits from various suppliers. The Company has executed master purchase agreements with some of its sole-source vendors and conducts business with the other vendors on a purchase order basis. The Company's reliance on sole-source vendors involves several risks, including the possibility of a shortage of certain key components and reduced control over delivery schedules, manufacturing yields, quality and costs.
The Company has in the past experienced problems with the quality of and interruptions in the supply of sole-source components. In the event of future yield, quality, delivery, supply or availability problems with any of these vendors, the Company could be forced to delay shipments of its current products or the introduction of announced products, which could have a material adverse effect on the Company's competitive position and its results of operations. See "Risk Factors--Dependence on Key Vendors/Competitors;
Sony and Hitachi."

Sony Tape Deck Agreements
-------------------------

Sony has been the Company's principal supplier of the tape deck for the Company's 8mm tape subsystems since the commencement of product shipments in 1987. The tape decks incorporated in the Company's EXB-8205XL and EXB-8505XL products are customized to meet the Company's specifications for data storage applications. The Company and its wholly owned Japanese subsidiary, Nihon Exabyte Corporation, entered into a supply agreement for the supply of the customized tape decks for the Company's full-high 8mm products. Effective January 1, 1992, the same parties entered into a separate agreement for the supply of jointly-developed decks for incorporation into the Company's half-high 8mm products.

The supply agreement for the Company's half-high products provides that Sony will not sell to third parties certain jointly-developed components. However, neither of the supply agreements provides the Company with rights to preclude Sony from selling to third parties similar products, nor does it prevent Sony from incorporating such products into Sony's own 8mm product offerings.

Further, the half-high supply agreement, as amended, currently expires in March 1998, subject to automatic renewal unless terminated by either party upon 180 days' written notice. Exabyte does not anticipate renewing this agreement and is currently negotiating with Sony regarding the expiration of the agreement. See "Business--Competition" and "Risk Factors--Dependence on Key Vendors/Competitors; Sony and Hitachi."

Hitachi Purchase Agreement
--------------------------

Hitachi currently supplies the tape deck components for Exabyte's EXB-8700 and Eliant(TM) 820 products. The components incorporated into these products are also customized to the Company's specifications. The purchase agreement for the EXB-8700 tape deck component was entered into among Exabyte, its wholly owned Japanese subsidiary, Nihon Exabyte Corporation, and Hitachi on
February 22, 1995. The parties entered into a separate agreement on December 11, 1996, for the supply of the Eliant(TM) 820 tape deck component. Both agreements have a term of three years, subject to two 12-month extensions at Exabyte's option.

While both purchase agreements contain certain restrictions regarding the sale of Hitachi's tape decks or customized parts to third parties, such limitations do not prevent Hitachi from individually developing similar components and selling such components to third parties or using them in their own competitive products.

There can be no assurance that either the supply of these decks will continue or that prices will remain at their current levels. The Company's inability to obtain decks at a commercially reasonable cost would cause a significant delay or even termination of one or more products offered in Exabyte's Value Line, and would have a material adverse effect on the Company's competitive position and its results of operations. See "Risk Factors--Dependence on Key Vendors/Competitors; Sony and Hitachi."

FOREIGN EXCHANGE AND IMPORT RESTRICTIONS
----------------------------------------

Because many of the Company's key components and products are currently or may be manufactured in Japan, Germany, The Netherlands, China, Hong Kong, Malaysia and Singapore, the Company's results of operations may be materially affected by fluctuations in currency exchange rates. A substantial portion of the Company's products incorporate subassemblies and components purchased from Japanese or other overseas suppliers in yen or another foreign currency. The Company enters into foreign currency forward contracts to hedge the purchase of certain inventory components from Japanese suppliers. See
Note 1 of Notes to the Consolidated Financial Statements. Additional contractual arrangements may be made subjecting Exabyte to some of the foreign exchange rate risks. See "Risk Factors--Risks Related to Foreign Sourcing."

The Company's international involvement is also subject to certain other risks common to foreign operations in general, including government regulation and import restrictions. In particular, an adverse foreign exchange movement of the U.S. dollar versus Japanese yen or other currency, or the imposition of import restrictions or tariffs by the United States government on products or components shipped from Japan or another country could have a material adverse effect on the Company's results of operations. Additionally, because of the Company's use of components produced overseas, the sale of the Company's products to domestic federal or state agencies may be restricted by limitations imposed by the Buy American Act or the Trade Agreement Act. See "Risk Factors--Risks Related to Foreign Sourcing."

The Company's subsidiaries located in The Netherlands, Germany, Japan,
Canada and Singapore operate under their respective local currencies.
See Note 1 to the Company's Consolidated Financial Statements. As a result, any amounts payable to a subsidiary or owed by a subsidiary are subject to the foreign exchange rate between the U.S. dollar and the respective local currency and could have a material impact on the Company's results of operations. In addition, the Company's foreign operations are subject to the risks generally applicable to the conduct of business in such countries.
See "Risk Factors--Risks Related to Foreign Operations."

RESEARCH AND DEVELOPMENT
------------------------

The Company participates in an industry that is subject to rapid technological change. The Company believes that its future success will depend on its ability to extend its technology and further the development of highly reliable tape subsystems with competitive price performance characteristics. The Company's research and development efforts are focused toward the development of new products with improved price performance characteristics. In addition, the Company is engaged in the ongoing enhancement of its current products.

To date, most of the Company's sales have been derived from products based on 8mm technology. There can be no assurance that other companies do not have or will not develop technologies which are equivalent or superior to the Company's technology or which render the Company's products obsolete or non-competitive. Accordingly, Exabyte's ability to compete successfully depends on continued enhancements of its existing products and timely development of new products that meet the changing needs of users. The Company has experienced delays from time to time meeting internal product development schedules. In the future, Exabyte may encounter additional difficulties that could delay or prevent product development. See "Risk Factors--Product Development."

The Company's minicartridge drive subsystems incorporate cartridge media developed and produced by, among others, Imation, a media division spin-off of 3M Corporation. Imation, owner of DC 2000 and Travan(TM) technology, devotes substantial resources to the development of further enhancements to the technology. The Company's ability to successfully compete in the minicartridge business depends, in part, on accessing and adapting to change in minicartridge technology. See "Risk Factors--Dependence on Key Vendors/Competitors; Sony and Hitachi."

The Company's research and development expenses were approximately $38.4 million, $37.0 million and $33.6 million in 1996, 1995 and 1994, respectively. Except for certain software development costs, all of the Company's research and development costs are expensed as incurred. The Company's research and development organization consisted of 283 persons as of December 28, 1996.

COMPETITION
-----------

The tape storage market is intensely competitive and subject to rapid technological change. Manufacturers of alternative tape technologies compete for a limited number of customers. Exabyte may face more significant competitive challenges in the future in the form of loss of market share, pricing pressure and otherwise.

The Company believes that the main competitive factors in this market are storage capacity, data transfer rate, form factor, low cost, innovation, product quality and reliability, timing of new product introductions, volume availability, and customer support. Numerous companies are engaged in the research, development and commercialization of data storage products, including computer manufacturers, such as IBM and Hewlett-Packard, that incorporate their own tape storage products into their systems. Some of the Company's current and potential competitors have significantly greater financial, technical and marketing resources than those of the Company.
See "Risk Factors--Competition."

The industry has experienced a number of consolidations which have increased and may continue to increase the competitive pressures on the Company.

The Company faces direct competition in the market from companies offering 8mm tape subsystems. Sony announced in the second quarter of 1996 a competitive 8mm product, and Hitachi announced in the third quarter of 1996 a competitive product which has the potential to read data written by the Company's products. See "Risk Factors--Dependence on Key Vendors; Sony and Hitachi" and "Risk Factors--Competition." There can be no assurance that other companies will not enter the 8mm market in the future.

The Company currently competes at the higher end of the tape subsystem market against half-inch cartridge products produced by others. Such half-inch products offer higher capacity and data transfer rates than do the Company's current products. Quantum Corporation, with its introduction of DLT, serves the higher end of the tape subsystem market addressed by the Company's current and announced products. In particular, Quantum's DLT 4000 and DLT 7000 products have established a significant presence in the market targeted by the Company with its Mammoth product. Additionally, the DLT 7000 has data storage capacities and transfer rates which exceed Exabyte's current or announced products. Among the competitors currently offering other half-inch cartridge products are Fujitsu, IBM, Overland Data and StorageTek. Other competitors may also enter the half-inch market in the future. See
"Risk Factors--Competition."

Additional competition in the tape subsystem market has come from companies offering 4mm products using helical scan technology. The 4mm products typically offer the advantages of lower price and smaller size, making 4mm products more readily adaptable to computing systems using smaller form factors. As a result, the Company's products have experienced competition from 4mm-based products in the low-end file server and workstation markets.
In addition, Sony, one of the Company's key suppliers, currently offers a competitive tape storage product based on 4mm technology. See "Risk Factors-- Competition."

At the low end of the market, the Company's minicartridge products compete indirectly with 4mm products and directly with the minicartridge products manufactured by Seagate, Hewlett-Packard, Tandberg, Iomega and Tecmar. The Company's 8mm products also currently compete at the low end of the tape storage market with products using conventional tape technologies, such as minicartridge products. Minicartridge technology typically offers advantages over 8mm products, including low price and compatibility of new products with the large installed base of earlier generation minicartridge products. As a result, minicartridge drives have often been used to store data for desktop personal computers and networks. Further, if higher capacity minicartridge products are successfully introduced, such products could represent a more significant competitive challenge, particularly to Exabyte's 8mm products.

The Company may face significant competitive challenges in the library market in the form of pricing pressure, loss of business and otherwise. Exabyte's library products currently represent higher-margin business to the Company and, as such, any shortfall in the sale of these products would have a greater impact on the Company's results of operations. The following chart represents the Company's major competitors in library products:

                           8mm               DLT              4mm
                           ---               ---              ---
IBM......................   X                                  X
Qualstar.................   X                                  X
ADIC.....................   X                 X                X
Hewlett-Packard..........                     X                X
Quantum..................                     X
Breece Hill..............                     X
Odetics..................                     X
StorageTek...............                     X                X
SpectraLogic.............   X                                  X
Seagate..................                                      X

Significant competition could also develop from companies offering erasable and non-erasable optical disks. In addition, other companies in the future may introduce competitive storage subsystems based on new technologies.

PATENTS AND LICENSES
--------------------

The Company relies on a combination of patents, copyright and trade secret protection, non-disclosure agreements and licensing arrangements to establish and protect its proprietary rights. As of December 28, 1996, the Company owns 36 United States patents relating to technologies and certain aspects of the Company's tape subsystems and robotic tape libraries and has taken steps to establish certain protection in Asia and Europe. Also as of December 28, 1996, the Company had 16 patent applications pending in the United States and intends to file additional applications for patents covering its products. There can be no assurance that patents will issue from any of these pending applications or, if patents do issue, that any claims allowed will be broad enough to protect the Company's technology. In addition, there can be no assurance that any patents issued to the Company will not be challenged, invalidated or circumvented, or that any rights granted thereunder would provide proprietary protection to the Company. Although the Company continues to implement protective measures and intends to defend its proprietary rights, policing unauthorized use of the Company's technology or products is difficult and there can be no assurance that these measures will be successful. In addition, the laws of certain foreign countries may not protect the Company's proprietary rights to the same extent as do the laws of the United States.
The Company believes that, because of the rapid pace of technological change in the tape storage industry, factors such as the knowledge, ability and experience of the Company's personnel, new product introductions and frequent product enhancements are more significant than patent and trade secret protection.

The Company has received, and may receive in the future, communications from third parties asserting that the Company's products infringe the proprietary rights of third parties or seeking indemnification against any such infringement. There can be no assurance that any of these claims will not result in prolonged and costly litigation. While it may be necessary or desirable in the future to obtain licenses relating to one or more of Exabyte's products or relating to current or future technologies, there can be no assurance that the Company will be able to do so on commercially reasonable terms. See "Risk Factors--Third Party Proprietary Rights."

In particular, Mammoth incorporates a mechanical deck assembly to be produced by the Company rather than be purchased from a third party.
The Company does not, therefore, benefit from supplier indemnification with respect to patent or other intellectual property infringement. There can be no assurance that the manufacture or sale of the Mammoth product will not infringe the proprietary rights of third parties. The inability to obtain any required license or to obtain such license on commercially reasonable terms could have a material adverse effect on the Company's results of operations. See "Risk Factors--Production Capability; Mammoth."

The manufacture of the Company's products by third parties under contract with the Company is based in part on technology that the Company believes to be proprietary. Exabyte may license this technology to contract manufacturers enabling them to manufacture products for the Company. There can be no assurance that such manufacturers will abide by any use limitations or confidentiality restrictions in licenses with the Company. In addition, any such manufacturer may develop processes related to manufacturing the Company's products which it would then own independently or jointly with the Company. Any such action would then increase the Company's reliance on the manufacturer or require the Company to obtain a license from such manufacturer in order to manufacture its products. There can be no assurance that such license, if required, would be available on terms acceptable to the Company, if at all. See "Risk Factors--Third Party Proprietary Rights."

The Company and Sony have entered into certain joint development agreements with respect to tape decks and tape deck subassemblies. Under these agreements, the Company and Sony have joint ownership of certain technology related to these decks and subassemblies. See "Risk Factors--Dependence on Key Vendors/Competitors; Sony and Hitachi." In addition, the Company has granted manufacturing licenses to certain customers which enable them to manufacture and sell the Company's products upon the occurrence of certain events, including the failure of Exabyte to perform its supply obligations.

BACKLOG
-------

Backlog consists of purchase orders for which a delivery schedule within six months has been specified by the customer. The Company's backlog as of December 28, 1996 and December 30, 1995 totaled approximately $28.9 million and $21 million, respectively. The Company's customers typically execute master purchase agreements with the Company. These agreements do not generally require the customer to purchase minimum quantities of the Company's products. Lead times for the release of purchase orders depend upon the scheduling practices of each customer, and the Company anticipates that the rate of new orders will vary significantly from month to month. In addition, the Company's actual shipments depend upon its production capacity and component availability. Customers may cancel or reschedule orders without significant penalty. For these reasons, the Company's backlog as of any particular date may not be indicative of the Company's actual sales for any succeeding fiscal period.

EMPLOYEES
---------

As of December 28, 1996, the Company had 1,493 full-time employees and 155 temporary, part-time or contract employees for a total of 1,648 employees. Of the Company's total employees, 283 were employed in engineering, 278 in sales, marketing and technical support, 917 in manufacturing and service, and 170 in finance and administration. None of the Company's employees is represented by a labor union although Exabyte Magnetics GmbH is subject to an organized Works Council. In addition, the Company has experienced no work stoppages and believes that its employee relations are good.

The Company's success depends to a significant extent upon the ability to attract, retain and motivate key engineering, marketing, sales, manufacturing, support and executive personnel. See "Risk Factors--Key Employees."

Item 2.
PROPERTIES.

The Company's corporate offices, research and development, and manufacturing facilities are located in Boulder, Colorado, in leased buildings aggregating approximately 448,000 square feet. The lease terms on these facilities expire on various dates ranging from December 1997 to December 2004. The Company believes that additional space will be available if needed for further expansion.

The following chart identifies the location and type of each Exabyte property.

                                      LOCATION
                        -------------------------------------
   OFFICE TYPE          DOMESTIC                INTERNATIONAL
   -----------          --------                -------------
   R&D & MFG.           Boulder, CO             Nuremberg, Germany

   PROCUREMENT                                  Tokyo, Japan

   SERVICE & MFG.                               Falkirk, Scotland

   SERVICE                                      Mississauga, Ontario, Canada
                                                Artarmon, Australia
                                                Singapore

   SALES & SUPPORT      Campbell, CA            Utrecht, The Netherlands
                        Mission Viejo, CA       Woodbridge, Ontario, Canada
                        Oakbrook, IL            Paris, France
                        Annapolis, MD           Gwynedd, United Kingdom
                        Walpole, MA             Frankfurt, Germany
                        Huntersville, NC        Shanghai, China
                        Beaverton, OR           Beijing, China
                        Dallas, TX              Hong Kong
                        Houston, TX             Singapore

Item 3.
LEGAL PROCEEDINGS.

There are no material legal proceedings against the Company.

Item 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Inapplicable.


EXECUTIVE OFFICERS OF THE COMPANY
=================================

The executive officers of the Company and their ages as of March 7, 1997 are as follows:

Peter D. Behrendt(1)   58     Chairman of the Board
William L. Marriner    44     President (acting) and
                              Chief Executive Officer (acting),
                              Executive Vice President, Finance &
                              Administration, Chief Financial
                              Officer and Treasurer
Mark W. Canright       46     Senior Vice President
                              Sales & Customer Support
David L. Riegel        59	    Executive Vice President of Operations and
                              Chief Operating Officer

(1) Member of the Stock Option Committee of the Board.


Mr. Peter D. Behrendt joined the Company in July 1987 as President, Chief Operating Officer and director. He has served as Chairman of the Board since January 1992 and currently holds that position. He served as President from July 1987 until January 1997, Chief Operating Officer from July 1987 until December 1994 and Chief Executive Officer from July 1990 until January 1997. Prior to joining the Company, Mr. Behrendt held various executive positions during 26 years with IBM, including Director of Quality and Product Assurance for the Information Systems and Communications Group as well as Product Manager of the electronic typewriter business, and was responsible for product and business planning for IBM's tape and disk offerings. Mr. Behrendt is also a director of Western Digital Corporation and Infocus Systems Corporation.

Mr. William L. Marriner joined the Company in March 1987 as Vice President, Finance and Administration and Chief Financial Officer and has served as Treasurer since July 1990, Senior Vice President since July 1991 and
Executive Vice President since December 1994. Mr. Marriner served as Secretary from July 1989 to February 1995. He currently serves as President (acting) and Chief Executive Officer (acting) after being appointed in January 1997. Prior to joining the Company, Mr. Marriner held various positions at StorageTek from 1978 to 1987, including Vice President of Pacific and Latin American Operations, Manager of Business Planning and Administration for International Operations, and Assistant to the President.

Mr. Mark W. Canright joined Exabyte in 1987 as Western Region Sales Manager and was promoted to Western Region Director in 1990, Vice President of North American Sales in January 1992, Vice President of Worldwide Sales and Support in July 1992, Vice President of Worldwide Sales and Marketing in January 1993 and Senior Vice President of Worldwide Sales and Marketing in January 1994.

Mr. Canright has held the position of Senior Vice President of Sales and Customer Support since February 1996. Prior to joining the Company,
Mr. Canright held various sales management positions at the Burroughs Corporation, Data General and Convergent Technologies.

Mr. David L. Riegel joined the Company in November 1992 as Senior Vice President of 8mm Operations. He became Senior Vice President of Operations in July 1993 and has served as Executive Vice President and Chief Operating Officer since December 1994. Prior to joining the Company, Mr. Riegel was President and CEO, and has continued to serve on the Board of Directors, of Bolder Technologies Corp. (previously Bolder Battery), a company engaged in the development of batteries, from May 1992 until November 1992. Mr. Riegel served as President and CEO of PrairieTek Corp., a disk drive manufacturer, from July 1990 until November 1992. PrairieTek Corp. filed for protection under the Federal bankruptcy laws in August 1991. Mr. Riegel previously served as the Vice President of Component Operations for Imprimus Technology, a subsidiary of Control Data Corporation, from September 1987 until October 1989.

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

Calendar Year                                      High               Low
-------------                                     -----              -----
1995
First Quarter................................      21-1/8            15-7/8
Second Quarter...............................      17-1/8            12
Third Quarter................................      17                12-3/8
Fourth Quarter...............................      14-13/16          11-1/2

1996
First Quarter................................      16-5/8            13-1/8
Second Quarter...............................      22-1/4            12-1/2
Third Quarter................................      15                11-5/8
Fourth Quarter...............................      17-1/8            12-11/16

1997
First Quarter (through March 7, 1997).........     14-3/4            9-1/2

At March 7, 1997, the Company had 844 holders of record of its Common Stock. The Company has never paid cash dividends on its Common Stock. In addition, the Company's bank line of credit prohibits the payment of dividends without prior bank approval. The Company presently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.

Item 6.
SELECTED FINANCIAL DATA
(In thousands, except per share amounts)

The selected financial data set forth below with respect to the Company's consolidated statements of operations for the fiscal years ended December 28, 1996, December 30, 1995, December 31, 1994, January 1, 1994 and January 2, 1993, and with respect to the consolidated balance sheets as of December 28, 1996, December 30, 1995, December 31, 1994, January 1, 1994 and January 2, 1993 are derived from consolidated financial statements audited by Price Waterhouse LLP, independent accountants. The consolidated financial statements for the years ended December 28, 1996, December 30, 1995 and December 31, 1994 are included elsewhere in this report on Form 10-K and the selected financial data shown below are qualified by reference to such financial statements.

                                                                          Fiscal Years Ended
(In thousands except per share amounts)                Dec. 28,    Dec. 30,    Dec. 31,    Jan. 1,     Jan. 2,
Consolidated Statement of Operations Data:              1996        1995        1994        1994        1993
------------------------------------------             -------     -------     -------     -------     -------
Net sales....................................         $362,891    $374,147    $381,844    $310,295    $287,444
Cost of goods sold...........................          265,002     311,891     257,365     219,053     183,380
                                                      --------    --------    --------    --------    --------
Gross profit.................................           97,889      62,256     124,479      91,242     104,064
Operating Expenses
     Selling, general and administrative.....           47,929      49,896      42,560      37,169      30,790
     Research and development................           38,391      36,956      33,586      31,648      22,896
     Purchased research and development......               --          --       2,597(1)       --      13,469
                                                      --------    --------    --------    --------    --------
Income (loss) from operations................           11,569     (24,596)     45,736      22,425      36,909
Other income, net............................            1,114       1,568       2,069       1,507       1,954
                                                      --------    --------    --------    --------    --------
Income (loss) before income taxes............           12,683     (23,028)     47,805      23,932      38,863
(Provision) benefit for income taxes.........           (4,058)     10,593     (15,400)     (7,750)    (18,369)
                                                      --------    --------    --------    --------    --------
Net income (loss)............................         $  8,625    $(12,435)   $ 32,405    $ 16,182    $ 20,494
                                                      ========    ========    ========    ========    ========
Net income (loss) per share..................           $0.39      $(0.57)      $1.48       $0.76       $0.95
                                                      ========    ========    ========    ========    ========
Common and common equivalent shares used in
     the calculation of net income (loss)
     per share(2)............................          22,307      21,711      21,965      21,399      21,612
Consolidated Balance Sheet Data:
-------------------------------
Working capital..............................        $143,730    $137,143    $157,978    $129,693    $112,688
Total assets.................................         256,126     250,336     242,765     197,307     183,066
Long-term obligations, excluding current
     portion.................................           3,458       4,181         237         454         495
Stockholders' equity.........................         200,013     186,366     196,907     158,535     140,260

(1) See Note 9 of Notes to Consolidated Financial Statements for an explanation of the accounting for the Grundig Data Scanner GmbH acquisition during 1994.
(2) See Note 1 of Notes to Consolidated Financial Statements for an explanation of the determination of shares used in computing net income (loss) per share.

Quarterly Results of Operations (Unaudited)
-------------------------------------------

The following table sets forth unaudited operating results for each quarter of fiscal 1996 and 1995. This information has been prepared on the same basis as the audited financial statements and, in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement thereof. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                                    Quarters Ended
                                                       Dec. 28,   Sep. 28,    Jun. 29,   Mar. 30,
                                                        1996       1996        1996       1996
                                                       -------    -------     -------    -------
                                                      (In thousands, except per share amounts)
Net sales..............................                $85,868    $92,741    $90,464    $93,818
Cost of goods sold.....................                 65,005     66,079     65,641     68,277
                                                        ------     ------     ------     ------
Gross profit...........................                 20,863     26,662     24,823     25,541

Selling, general and administrative....                 13,865     11,921     11,634     10,509
Research and development...............                 10,972      9,248      8,142     10,029
                                                        ------     ------     ------     ------
Income (loss)  from operations.........                 (3,974)     5,493      5,047      5,003
Other income (expense), net............                    (11)       293        688        144
                                                        ------     ------    -------    -------
Income (loss) before income taxes......                 (3,985)     5,786      5,735      5,147
(Provision) benefit for income taxes...                  1,943     (2,083)    (2,065)    (1,853)
                                                        ------     ------     ------     ------
Net income (loss)......................                $(2,042)   $ 3,703    $ 3,670    $ 3,294
                                                        ======     ======     ======     ======
Net income (loss) per share............                 $(0.09)     $0.17      $0.16      $0.15
                                                        ======     ======     ======     ======

                                                             As a Percentage of Net Sales
Net sales..............................                 100.0%     100.0%     100.0%     100.0%
Cost of goods sold.....................                  75.7       71.3       72.6       72.8
                                                        -----      -----      -----      -----
Gross margin...........................                  24.3       28.7       27.4       27.2

Selling, general and administrative....                  16.1       12.8       12.8       11.2
Research and development...............                  12.8       10.0        9.0       10.7
                                                        -----      -----      -----      -----
Income (loss) from operations..........                  (4.6)       5.9        5.6        5.3
Other income (expense), net............                    --        0.3        0.8        0.2
                                                        -----      -----      -----      -----
Income (loss) before income taxes......                  (4.6)       6.2        6.4        5.5
(Provision) benefit for income taxes...                   2.3       (2.2)      (2.3)      (2.0)
                                                        -----      -----      -----      -----
Net income (loss)......................                  (2.3)%      4.0%       4.1%       3.5%
                                                        =====      =====      =====      =====


                                                                    Quarters Ended
                                                      Dec. 30,   Sep. 30,    Jul. 1,     Apr. 1,
                                                        1995       1995       1995        1995
                                                      -------     -------    -------    -------
                                                      (In thousands, except per share amounts)
Net sales..............................               $96,871     $84,100    $96,983    $96,193
Cost of goods sold.....................                71,947      99,772     73,728     66,444
                                                      -------     -------    -------    -------
Gross profit (loss)....................                24,924     (15,672)    23,255     29,749

Selling, general and administrative....                12,560      14,725     11,951     10,660
Research and development...............                 8,855      10,007      9,237      8,857
                                                      -------     -------    -------    -------
Income (loss) from operations..........                 3,509     (40,404)     2,067     10,232
Other income (expense), net............                    77         (93)       140      1,444
                                                      -------     -------    -------    -------
Income (loss) before income taxes......                 3,586     (40,497)     2,207     11,676
(Provision) benefit for income taxes...                  (319)     15,632       (517)    (4,203)
                                                      -------     -------    -------    -------
Net income (loss)......................               $ 3,267    $(24,865)   $ 1,690    $ 7,473
                                                      =======     =======    =======    =======
Net income (loss) per share............                 $0.15      $(1.13)     $0.08      $0.34
                                                      =======     =======    =======    =======

                                                             As a Percentage of Net Sales
Net sales..............................               100.0%      100.0%     100.0%     100.0%
Cost of goods sold.....................                74.3       118.7       76.0       69.1
                                                      -----       -----      -----      -----
Gross margin...........................                25.7       (18.7)      24.0       30.9

Selling, general and administrative....                13.0        17.5       12.3       11.1
Research and development...............                 9.1        11.9        9.5        9.2
                                                      -----       -----      -----      -----
Income (loss) from operations..........                 3.6       (48.1)       2.2       10.6
Other income (expense), net............                 0.1        (0.1)       0.1        1.5
                                                      -----       -----      -----      -----
Income (loss) before income taxes......                 3.7       (48.2)       2.3       12.1
(Provision) benefit for income taxes...                (0.3)       18.6       (0.6)      (4.3)
                                                      -----       -----      -----      -----
Net income (loss)......................                 3.4%      (29.6)%      1.7%       7.8%
                                                      =====       =====      =====      =====

Item 7.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.

The following tables set forth items in the Exabyte Corporation and Subsidiaries (the "Company") Consolidated Statements of Operations for the three years ended December 28, 1996, December 30, 1995 and December 31, 1994 as a percentage of net sales.

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   Fiscal  Years
                                                     1996              1995              1994
                                                     -----             -----             -----
Net sales...................................         100.0%            100.0%            100.0%
Cost of goods sold..........................          73.0              83.4              67.4
                                                     -----             -----             -----
Gross margin................................          27.0              16.6              32.6

Operating expenses:
  Selling, general and administrative.......          13.2              13.3              11.1
  Research and development..................          10.6               9.8               8.8
  Purchased research and development........            --                --               0.7
                                                     -----             -----             -----
Income (loss) from operations...............           3.2              (6.5)             12.0
Other income, net...........................           0.3               0.4               0.5
                                                     -----             -----             -----
Income (loss) before income taxes...........           3.5              (6.1)             12.5
(Provision) benefit for income taxes........          (1.1)              2.8              (4.0)
                                                     -----             -----             -----
Net income (loss)...........................           2.4%             (3.3)%             8.5%
                                                     =====             =====             =====

PRODUCT MIX TABLE

                                                                     Fiscal Years
                                                     1996               1995               1994
                                                     -----              -----              -----
8mm half-high drives:
  EXB-8205, 8505, 8700 and Mammoth.........          65.3%              59.7%              51.2%
8mm full-high drives:
  EXB-8200 and 8500........................           0.7                4.4               20.6
8mm half-high libraries:
  EXB-10h, 210, 220, 440 and 480...........          14.4               13.9                2.8
8mm full-high libraries:
  EXB-10, 10i, 10e, 60 and 120.............           0.0                1.6                7.8
4mm products:
  EXB-4200..................................          0.8                6.0                4.8
Minicartridge products:
  TR3, TR4i, Eagle(TM) 96 and EXB-2501......          4.8                1.9                1.5
Consumables.................................         11.9                9.5                8.1
Service, spares and other...................          5.8                5.6                4.9
Sales allowances............................         (3.7)              (2.6)              (1.7)
                                                    -----              -----              -----
                                                    100.0%             100.0%             100.0%
                                                    =====              =====              =====

In addition to the historical information contained herein, the following discussion contains forward-looking statements that include risks and uncertainties. The Company has identified by **bold-face** various sentences within this discussion which contain such forward-looking statements. The

Company's results of operations may differ materially from results contemplated or otherwise anticipated by each and every such forward-looking statement. Factors that could cause actual results to differ include, but are not limited to, those identified herein as well as those discussed in the Company's filings on Form 10-K and Forms 10-Q.

FISCAL YEAR 1996 COMPARED TO 1995
---------------------------------

The Company's net sales of $362.9 million for fiscal 1996 decreased 3% from net sales of $374.1 million for 1995. The overall decrease in sales resulted from increases in sales of the Company's 8mm half-high drives, minicartridge drives and consumables, which were more than offset by decreased sales of 8mm full-high and 4mm drives which the Company discontinued in 1995 and 1996, respectively. Sales in 1996 were also impacted by limited supply of the Company's newest 8mm drive, Mammoth.

Sales of 8mm half-high drives increased to 65% of sales in 1996 from 60% in 1995. This increase was the result of increased sales of the Company's newer 8mm half-high products, such as Mammoth, and the transition away from 8mm full-high products. Also included in 8mm half-high sales are more mature products, such as the 8205 and 8505. Sales of these products remained relatively stable representing 58% of sales in 1996 compared to 59% in 1995. Sales of 8mm half-high libraries remained stable at 14% of total sales in both 1996 and 1995. Sales of 8mm full-high drives and libraries represented less than 1% of sales in 1996, compared to 6% in 1995. Sales of 4mm products decreased to 1% of sales in 1996 compared to 6% in 1995.

The relative customer mix during 1996 shifted to distributors from non-system original equipment manufacturers ("NSOs"), solution providers and end-users. Sales to original equipment manufacturers ("OEMs") remained at 44% of sales for 1996 and 1995. Sales to distributors increased to 44% of sales in 1996 from 38% in 1995. NSO sales decreased to 7% of sales in 1996 from 10% in 1995. Sales to solution providers decreased to 2% of net sales in 1996 from 4% in 1995. End-users represented 3% of net sales in 1996, down from 4% in 1995. The change in customer mix was due, in part, to increased sales of minicartridge products, which are currently sold predominantly through the distribution channel.

The Company's gross margin percentage for 1996 increased to 27.0% compared to 16.6% for 1995. The 1995 margins were affected by special non-recurring third quarter charges in cost of sales of $34.2 million. See the discussion of fiscal year 1995 compared to 1994. Excluding such charges, the gross margin for 1995 was 25.8%. Gross margin was affected by a number of factors during the year. An increase in the value of the dollar versus the yen resulted in reduced costs for certain Japanese components. **The yen is expected to have a continuing positive impact on margins in 1997.** Additionally, improved warranty costs had a positive impact on margins.
**Due to the competitive nature of the storage peripherals business, price erosion on most products is expected to have an ongoing negative impact on gross margins.**

Selling, general and administrative expenses decreased to $47.9 million in 1996 from $49.9 million in 1995. The decreases are primarily the result of special non-recurring charges in 1995 totaling $2.6 million related to the write-off of goodwill and end-of-life capitalized equipment. The principal components of these selling, general and administrative costs include salaries and benefits, sales commissions, advertising and promotion, travel and related costs and depreciation expenses.

Research and development expenditures increased to $38.4 million for 1996 compared to $37.0 million in 1995. The increases were attributed to continuous engineering improvements on products released during the year, such as Mammoth, as well as increased engineering efforts related to new 8mm, minicartridge and library products which will be introduced in 1997.

Other income, net, consists primarily of interest income and expense, state franchise taxes, foreign currency gains and losses and other miscellaneous items.

The provision for income tax for 1996 was 32% compared to a benefit of 46.0% in the prior year. See Note 6 of Notes to Consolidated Financial Statements for a description of the factors which resulted in the effective tax rates being different from the statutory tax rate of 35%. **The Company currently expects the 1997 effective tax rate to approximate 34%.**

FISCAL YEAR 1995 COMPARED TO 1994
---------------------------------

The Company's net sales of $374.1 million for fiscal 1995 decreased 2% from net sales of $381.8 million for 1994. This decrease was the result of lower shipments of 8mm full-high drive and library products. Partially offsetting this decrease was an increase in the shipments of 8mm half-high, 4mm and minicartridge drives and libraries. Consumable sales and service revenues also grew.

During 1995, sales of the Company's half-high products increased as customer demand shifted from the Company's full-high products. This shift was evident in both drives and libraries. This shift is expected to continue until the last of the full-high units are shipped. Demand for 8mm drives has shifted to the half-high products whose sales increased to 60% of sales in 1995 from 51% in 1994. Sales of the Company's full-high drives decreased to 4% of sales in 1995 from 21% in 1994. Sales of libraries have shifted to the half-high EXB-10h, EXB-210, EXB-440 and EXB-480, which represented 14% of sales during 1995 compared to 3% in 1994. Sales of the full-high library products, the EXB-10, EXB-60 and EXB-120 decreased to 2% of sales during 1995 compared to 8% in the prior year.

The relative customer mix during 1995 shifted to distributors and OEMs from NSOs and solution providers. Sales to distributors increased to 38% of sales in 1995 from 33% in 1994. OEM customers accounted for 44% of sales in 1995, compared to 43% in 1994. Sales to NSOs decreased to 10% of net sales in 1995 from 15% in 1994. Solution provider sales decreased to 4% of sales in 1995 from 5% in 1994. End-user sales remained at 4% of sales in 1995 and 1994. This shift in customer mix was primarily the result of greater sales to existing distributor accounts and the addition of a large distributor in December 1994.

The Company's gross margin percentage for 1995 decreased to 16.6% compared to 32.6% for 1994. The 1995 margins were affected by special non-recurring third quarter charges in cost of sales of $34.2 million. Excluding such charges, the gross margin for the year was 25.8%. The special charges resulted from:
(1) the write-off of raw material inventories associated with previously announced end-of-life products; (2) the write-off of specialized fixed assets utilized in the manufacture of these products; (3) the write-down of end-of-life finished goods to their net realizable value; (4) the recording of losses on certain vendor obligations related to these products; and
(5) losses on the sale of certain excess raw materials. Gross margin was also affected by a number of other factors during the year. A decline in the value of the dollar versus the yen resulted in significantly higher dollar costs for Japanese components in several products. A shift in product mix to lower margin 4mm and minicartridge drives also adversely impacted the margin. Additionally, full-high products were sold at discounted prices in an effort to reduce inventory levels.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During 1996, the Company generated $13.5 million of cash from operating activities, received $4.5 million from the issuance of Common Stock to Company employees, expended $19.3 million for capital equipment and paid $0.8 million on long-term liabilities. Together, these activities resulted in a decrease in the combined balance of cash and short-term investments of $2.1 million to a year-ending balance of $66.8 million.

The Company's working capital increased to $143.7 million on December 28, 1996 from $137.1 million on December 30, 1995.

The Company has a $7.5 million bank line of credit which expires April 30, 1997, with borrowings under the line limited to 80% of eligible accounts receivable plus 25% of eligible inventory (limited to $3,000,000). On December 28, 1996, the amount available under the line was $7.5 million and no borrowings were outstanding. Borrowings under the line of credit bear interest at the lower of the bank's prime rate or LIBOR + 2%. The ability to borrow under this line of credit is dependent upon the Company's adherence to a set of financial covenants. **The Company anticipates that it will renew such line at comparable terms upon its expiration.**

**The Company currently expects to make capital expenditures of approximately $20 million during 1997. The Company believes its existing sources of liquidity and funds expected to be generated from operations will provide adequate cash to fund anticipated working capital and other cash requirements through fiscal 1997.**

Item 8.
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                         Page

Report of Independent Accountants...................................      38



Consolidated Balance Sheets -
December 28, 1996 and December 30, 1995.............................      39


Consolidated Statements of Operations - for the years ended
December 28, 1996, December 30, 1995 and December 31, 1994..........      40


Consolidated Statements of Changes in Stockholders' Equity -
for the years ended December 28, 1996, December 30, 1995 and
December 31, 1994...................................................      41


Consolidated Statements of Cash Flows -
for the years ended
December 28, 1996, December 30, 1995 and December 31, 1994..........      42-43


Notes to Consolidated Financial Statements..........................      44-55

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
   Stockholders of Exabyte Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Exabyte Corporation and its subsidiaries at December 28, 1996 and December 30, 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




/s/ Price Waterhouse LLP
------------------------
PRICE WATERHOUSE LLP


Boulder, Colorado
January 16, 1997

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

                                           December 28,              December 30,
                                              1996                      1995
                                            ---------                 ---------
ASSETS
Current assets:
  Cash and cash equivalents..........       $ 46,223                  $ 40,137
  Short-term investments.............         20,600                    28,800
  Accounts receivable, net...........         56,414                    56,785
  Inventories, net...................         55,765                    44,169
  Deferred income taxes..............         14,172                    17,595
  Other current assets...............          3,211                     9,446
                                            --------                  --------
Total current assets.................        196,385                   196,932
                                            --------                  --------
Property and equipment, net..........         45,187                    42,972
Deferred income taxes................         10,055                     7,703
Other assets.........................          4,499                     2,729
                                            --------                  --------
                                              59,741                    53,404
                                            --------                  --------
                                            $256,126                  $250,336
                                            ========                  ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...................       $ 18,916                  $ 21,840
  Accrued liabilities................         31,900                    32,945
  Accrued income taxes...............          1,007                     4,104
  Current portion of long-term
    obligations .....................            832                       900
                                            --------                  --------
Total current liabilities............         52,655                    59,789
Long-term obligations ...............          3,458                     4,181
                                            --------                  --------
Commitments (Note 7).................
Stockholders' equity:
  Preferred stock, $.001 par value;
    14,000 shares authorized; no
    shares issued and outstanding....             --                        --
  Common stock, $.001 par value;
    50,000 shares authorized;
    22,184 and 21,827 shares
    issued...........................             22                        22
  Capital in excess of par value.....         64,124                    59,102
  Treasury stock, at cost, 15 shares.             (9)                       (9)
  Retained earnings..................        135,876                   127,251
                                            --------                  --------
Total stockholders' equity...........        200,013                   186,366
                                            --------                  --------
                                            $256,126                  $250,336
                                            ========                  ========

     The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

                                                             Fiscal Years Ended
                                                 December 28,    December 30,    December 31,
                                                    1996            1995            1994
                                                  --------        --------        --------
Net sales............................             $362,891        $374,147        $381,844
Cost of goods sold...................              265,002         311,891         257,365
                                                  --------        --------        --------
Gross profit.........................               97,889          62,256         124,479

Operating expenses:
Selling, general and administrative..               47,929          49,896          42,560
Research and development.............               38,391          36,956          33,586
Purchased research and development...                   --              --           2,597
                                                  --------        --------        --------
Income (loss) from operations........               11,569         (24,596)         45,736

Other income, net....................                1,114           1,568           2,069
                                                  --------        --------        --------
Income (loss) before income taxes....               12,683         (23,028)         47,805

(Provision) benefit for income taxes.               (4,058)         10,593         (15,400)
                                                  --------        --------        --------
Net income (loss)....................             $  8,625        $(12,435)        $32,405
                                                  ========        ========        ========

Net income (loss) per share..........               $ 0.39          $(0.57)          $1.48
                                                  ========        ========        ========
Common and common
equivalent shares used in the
calculation of net income (loss)
per share............................               22,307          21,711          21,965
                                                  ========        ========        ========

     The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except per share data)

                                               Common Stock     Treasury Stock    Capital in Excess    Retained
                                              Shares  Amount   Shares    Amount     of Par Value       Earnings
                                              ------  ------   ------    ------    ---------------     --------
Balance, January 1, 1994...............       21,190     $21      (15)    $(9)        $51,242          $107,281

Common Stock options exercised ($.10
  to $20.63 per share).................          392       1                            3,993
Common Stock issued pursuant to the
  Employee Stock Purchase Plan
  ($12.11 per share)...................           75                                      906
Tax effect of disqualifying
  dispositions of Common Stock.........                                                 1,067
Net income for the year................                                                                  32,405
                                              ------    ----     ----    ----         -------          --------
Balance, December 31, 1994 ............       21,657      22      (15)     (9)         57,208           139,686

Common Stock options exercised ($.10
  to $18.38 per share).................           85                                      825
Common Stock issued pursuant to the
  Employee Stock Purchase Plan
  ($11.69 and $11.63 per share)........           85                                      987
Tax effect of disqualifying
  dispositions of Common Stock.........                                                    82
Net loss for the year..................                                                                 (12,435)
                                              ------    ----     ----    ----       ---------          --------
Balance, December 30, 1995 ............       21,827      22      (15)     (9)         59,102           127,251

Common Stock options exercised ($.10
  to $20.63 per share).................          257                                    3,347
Common Stock issued pursuant to the
  Employee Stock Purchase Plan
  ($10.94 and $11.10 per share)........          100                                    1,097
Tax effect of disqualifying
  dispositions of Common Stock.........                                                   578
Net income for the year................                                                                   8,625
                                              ------    ----     ----    ----        --------          --------
Balance, December 28, 1996.............       22,184     $22      (15)    $(9)        $64,124          $135,876
                                              ======    ====     ====    ====        ========          ========


     The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                Fiscal Years Ended
                                                    -----------------------------------------
                                                    December 28,   December 30,   December 31,
                                                       1996           1995           1994
                                                    -----------    -----------    -----------

Cash flows from operating activities:
     Cash received from customers............        $363,804       $382,862       $371,046
     Cash paid to suppliers and employees....        (354,209)      (367,875)      (325,868)
     Interest received.......................           2,759          3,251          2,433
     Interest paid...........................            (529)          (330)          (156)
     Income taxes paid.......................          (2,476)        (7,292)       (21,104)
     Income tax refund received..............           4,160             --             --
          Net cash provided by                       --------       --------       --------
            operating activities.............          13,509         10,616         26,351
                                                     --------       --------       --------

Cash flows from investing activities:
     (Purchase) sale of short-term
       investments, net......................           8,200          5,311        (13,111)
     Capital expenditures....................         (19,276)       (23,365)       (13,568)
     Acquisitions, net of cash acquired                    --             --         (3,035)
          Net cash used for                          --------       --------       --------
            investing activities.............         (11,076)       (18,054)       (29,714)
                                                     --------       --------       --------
Cash flows from financing activities:
     Net proceeds from issuance of
       Common Stock .........................           4,444          1,812          4,900
     Principal payments on long-term
       obligations...........................            (791)          (470)          (299)
          Net cash provided by                       --------       --------       --------
            financing activities.............           3,653          1,342          4,601
                                                     --------       --------       --------

Net increase (decrease) in cash and cash
     equivalents.............................           6,086         (6,096)         1,238
Cash and cash equivalents at beginning
     of year.................................          40,137         46,233         44,995
                                                     --------       --------       --------
Cash and cash equivalents at end
     of year.................................         $46,223        $40,137        $46,233
                                                     ========       ========       ========

     The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                 Fiscal Years Ended
                                                     -----------------------------------------
                                                     December 28,   December 30,   December 31,
                                                        1996           1995           1994
                                                     -----------    -----------    -----------
Reconciliation of net income (loss) to net
  cash provided by operating activities:
     Net income (loss).........................       $ 8,625        $(12,435)      $32,405
     Adjustments to reconcile net income (loss)
       to net cash provided by operating
       activities:
          Depreciation, amortization
            and other..........................        17,059          17,153        13,697
          Write-down of fixed assets...........            --             792            81
          Deferred income tax provision (benefit)       1,071         (12,262)       (6,212)
          Provision for losses and reserves
            on accounts receivable.............        11,159           8,723         5,442
          Provision for end-of-life inventory
            write-downs........................            --          31,188            --
          Purchased research and development...            --              --         2,597

     Change in assets and liabilities, net of
       acquisitions:
          Accounts receivable..................       (10,788)           (569)      (17,187)
          Inventories..........................       (11,596)        (28,752)      (10,669)
          Other current assets.................         6,235          (6,695)       (1,613)
          Other assets.........................        (1,770)           (845)         (103)
          Accounts payable.....................        (2,924)          1,382           790
          Accrued liabilities..................        (1,045)         11,600         6,614
          Accrued income taxes.................        (2,517)          1,336           509
                                                      -------         -------       -------
          Net cash provided by
            operating activities...............       $13,509         $10,616       $26,351
                                                      =======         =======       =======

Supplemental schedule of non-cash
  investing and financing activities:
     Transfer of inventories to
       property and equipment..................       $    --         $ 2,605       $ 2,613
     Capital lease obligations.................            --           4,042            --
     Fair market value of acquisition assets,
       including purchased research
       and development and goodwill............            --              --         3,605
     Acquisition liabilities assumed...........            --              --           538
     Income tax benefit of disqualifying
       dispositions of Common Stock............           578              82         1,067
     Note payable issued to purchase software
       licenses................................            --           1,055            --

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Exabyte FSC Ltd., a foreign sales corporation, Nihon Exabyte Corporation (Japan), Exabyte Europe B.V. (The Netherlands), Exabyte Scotland Limited (Scotland), Exabyte Magnetics GmbH (Germany), Exabyte (Singapore) Pte. Ltd. (Singapore), and Exabyte (Canada) Corporation (Canada). All intercompany accounts and transactions have been eliminated.

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

Foreign Currency Forward Contracts

The Company enters into foreign currency forward contracts in anticipation of movements in the dollar/yen exchange rate which it uses to hedge the purchase of certain inventory components from Japanese manufacturers. The Company had outstanding contracts totaling $22.3 million and $21.7 million at December 28, 1996 and December 30, 1995, respectively. The maturity dates for these contracts for both years were within six months of the Company's respective year-end. Hedged inventory transactions are included in the Statement of Cash Flows as operating activities. At December 28, 1996 and December 30, 1995, the Company had unrealized losses on forward contracts of approximately $1.1 million and $1.3 million, respectively, based upon the dollar/yen spot rates on those dates. Transaction gains or losses due to exchange rate movements are recorded upon settlement of the transaction, deferred into inventory, and recognized in income as the underlying inventory is sold.

Revenue Recognition

Sales are recognized upon shipment of products to customers. Revenue from sales to certain distributors is subject to agreements allowing certain rights of return and price protection on unsold merchandise held by those distributors. Accordingly, reserves for estimated future returns and for price protection are provided in the period of the sale.

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued liabilities and the current portion of long-term obligations in the consolidated financial statements approximate fair value because of the short-term maturity of these instruments. The fair value of long-term obligations under notes payable was estimated by discounting the future cash flows using market interest rates and does not differ significantly from that reflected in the consolidated financial statements.

Concentration of Credit Risk

The Company's customers include original equipment manufacturers ("OEMs"), non-system original equipment manufacturers ("NSOs"), solution providers, distributors and end-users. Financial instruments which potentially subject the Company to concentrations of credit risk are primarily accounts receivable, cash equivalents and short-term investments. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. Accounts receivable are summarized as follows:

                                                     December 28,   December 30,
                                                        1996           1995
                                                     -----------    -----------
                                                          (In thousands)
Accounts receivable..........................         $63,729         $63,617
Less: reserves and allowance for
  non-collection.............................          (7,315)         (6,832)
                                                      -------         -------
                                                      $56,414         $56,785
                                                      =======         =======

During the fiscal years ended December 28, 1996, December 30, 1995 and December 31, 1994, one customer accounted for approximately 15%, 15% and 17%, respectively, of sales. Another customer accounted for approximately 11% and 11% of sales during the fiscal years ended December 28, 1996 and December 30, 1995, respectively. No other customers accounted for 10% or more of sales in any of the three years presented.

Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Such cash equivalents aggregated $31,817,000 and $33,622,000 at December 28, 1996 and December 30, 1995, respectively.

Inventories

Inventories are stated at the lower of cost or market, cost being determined by the first-in, first-out method and include material, labor and manufacturing overhead. Inventories consist of the following:

                                                     December 28,   December 30,
                                                        1996           1995
                                                     -----------    -----------
                                                           (In thousands)
Raw materials and component parts............         $34,865         $24,932
Work-in-process..............................           2,692           2,033
Finished goods...............................          18,208          17,204
                                                      -------         -------
                                                      $55,765         $44,169
                                                      =======         =======

During the third quarter of 1995, the Company recorded a lower of cost or market write-down on certain end-of-life products aggregating $23,636,000. At the same time, the Company accrued for losses on purchase commitments of $7,552,000 related to such products. At December 28, 1996, no material purchase commitment obligations exist.

Depreciation and Amortization

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective depreciable assets (two to five years). Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the asset or the lease term. Maintenance and repairs are expensed as incurred and improvements are capitalized. Goodwill resulting from acquisitions is amortized using the straight-line method over five years. All goodwill was fully amortized prior to 1996. Amortization expense was $440,000 and $880,000 in 1995 and 1994, respectively. In the third quarter of 1995, the Company determined that remaining goodwill aggregating $2,273,000 related to two 1993 acquisitions had been impaired and, accordingly, it was written off.

Warranty Costs

A provision for estimated future costs which may be incurred under the Company's various product warranties is recorded when products are shipped.

Research and Development Costs

Software development costs for certain projects are capitalized from the time technological feasibility is established to the time the resulting software product is first shipped. Capitalized software costs are stated at the lower of cost or net realizable value which totaled $2,334,000 at December 28, 1996 and are recorded as other non-current assets. Amortization had not yet commenced at that date. All other research and development costs are expensed as incurred.

Income Taxes

Deferred income taxes are provided for temporary differences between the financial reporting basis and tax basis of the Company's assets and liabilities. Income taxes are also provided for taxes currently payable based on taxable income.

Net Income (Loss) Per Share

Net income (loss) per common share is based on the weighted average number of shares of Common Stock and Common Stock equivalents (dilutive stock options) outstanding during each respective period. Proceeds from the exercise of the dilutive stock options are assumed to be used to repurchase outstanding shares of the Company's Common Stock at the average fair market value during the period. In a period in which a loss is incurred, only the weighted average number of common shares is used to compute the loss per share as the inclusion of Common Stock equivalents would be antidilutive.

Use of Estimates

The Company has prepared these financial statements in conformity with generally accepted accounting principles which require the use of management's estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities, as well as the reported amounts of revenue and expenses. Accordingly, actual results could differ from the estimates used.

NOTE 2--PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                  December 28,    December 30,
                                                     1996            1995
                                                  -----------     -----------
                                                          (In thousands)
[S]                                                  [C]             [C]
Equipment and furniture......................        $84,263         $66,280
Assets under capital leases..................          5,825           5,968
Leasehold improvements.......................         17,334          16,417
Less: accumulated depreciation and
  amortization...............................        (62,235)        (45,693)
                                                     -------         -------
                                                     $45,187         $42,972
                                                     =======         =======

Depreciation expense was $17,058,000, $14,443,000 and $12,956,000 in 1996,
1995 and 1994, respectively. Amortization of equipment and furniture under capital leases is included in depreciation expense.

NOTE 3--ACCRUED LIABILITIES

Accrued liabilities consist of the following:

                                                   December 28,   December 30,
                                                      1996           1995
                                                   -----------    -----------
                                                          (In thousands)
[S]                                                   [C]            [C]
Wages and employee benefits..................         $ 8,494        $ 5,603
Warranty and related costs...................          18,373         20,068
Loss on purchase commitments.................              82          4,212
Other........................................           4,951          3,062
                                                      -------        -------
                                                      $31,900        $32,945
                                                      =======        =======

NOTE 4--DEBT

Line of Credit

As of December 28, 1996, the Company maintained a $7,500,000 unsecured line of credit. No borrowings were outstanding under the line as of that date. Under the terms of the agreement, the Company may borrow the lesser of $7,500,000 or 80% of eligible accounts receivable plus 25% of eligible inventories (limited to $3,000,000). Borrowings made under the agreement bear interest at the lower of the bank's prime rate or LIBOR + 2%. The Company's bank line of credit prohibits the payment of dividends without prior bank approval. The line of credit agreement also includes certain financial and other covenants. The agreement is currently scheduled to expire in April 1997.

Long-Term Obligations

In 1995, the Company entered into a note payable for $1,055,000 to purchase certain software licenses. The note payable requires quarterly installments of interest (7.5%) and principal through February 1998. The Company has also entered into capital lease obligations related to the acquisition of certain equipment and leasehold improvements. The following represents future payments pursuant to these obligations as of December 28, 1996:

                                                      Capital Lease
                                      Note Payable     Obligations      Total
                                      ------------    -------------     -----
                                                     (In thousands)
     1997............................     $481           $  868         $1,349
     1998............................      131              682            813
     1999............................       --              662            662
     2000............................       --              662            662
     2001............................       --              662            662
     Thereafter......................       --            1,656          1,656
                                          ----           ------         ------
                                           612            5,192          5,804
Less: amount representing interest...      (30)          (1,484)        (1,514)
                                          ----           ------         ------
Present value of payments............      582            3,708          4,290
Less: current portion................     (454)            (378)          (832)
                                          ----           ------         ------
                                          $128           $3,330         $3,458
                                          ====           ======         ======

Interest expense aggregated $530,000, $330,000 and $156,000 in 1996, 1995 and
1994, respectively.

NOTE 5--CAPITAL STOCK AND STOCK COMPENSATION PLANS

At December 28, 1996, the Company had two stock-based compensation plans.
The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plan and its stock purchase plan. Had compensation cost for the Company's two stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Company's pro forma results of operations and pro forma net income (loss) per share would have been as follows:

(In thousands, except per share data)             1996                1995
                                                  ----                ----
Net income (loss):
    As reported......................            $8,625             $(12,435)
    Pro forma........................            $4,798             $(14,323)
Net income (loss) per share:
    As reported......................            $ 0.39             $  (0.57)
    Pro forma........................            $ 0.22             $  (0.66)

Fixed Stock Option Plan

Under the Incentive Stock Plan, the Company may grant options to its employees and directors for up to 8 million shares of Common Stock. Under the Plan, options are granted at an exercise price not less than the fair market value of the stock on the date of grant. The options vest over periods up to 50 months and expire 10 years after the date of grant, except in the event of the termination or death of the employee, whereupon vested shares must be exercised within 90 days.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1995 and 1996, respectively: no estimated dividends for both years; expected volatility of 57% for both years; risk-free interest rates between 5.5% and 7.7% in 1995 and between 5.0% and 6.3% in 1996; and expected option lives of 0.41 years after the vesting date for both years.

A summary of the status of the Company's fixed option plan as of December 28, 1996, December 30, 1995 and December 31, 1994, and changes during the years ending on those dates is presented as follows:

                                        1996                        1995                       1994
                               -----------------------    -----------------------    -----------------------
                               Shares   Weighted Avg.     Shares   Weighted Avg.     Shares   Weighted Avg.
                               (000's)  Exercise Price    (000's)  Exercise Price    (000's)  Exercise Price
                               -------  --------------    -------  --------------    -------  --------------
Outstanding at beginning
   of year..................   3,148       $16.97         2,614       $17.34         2,295       $16.00
Granted.....................   1,044       $15.49           898       $14.90           888       $17.78
Exercised...................    (257)      $13.02           (85)      $ 9.68          (392)      $10.18
Forfeited...................    (317)      $18.19          (279)      $16.18          (177)      $18.24
                               -----       ------         -----       ------         -----       ------
Outstanding at end of year..   3,618       $16.71         3,148       $16.97         2,614       $17.34
                               =====       ======         =====       ======         =====       ======
Options exercisable
  at year-end...............   1,940       $17.60         1,632       $17.66         1,157       $16.71
Weighted-average fair value
  of options granted during
  the year..................   $6.50                      $6.37

The following table summarizes information about fixed stock options outstanding at December 28, 1996:

                              Options Outstanding                       Options Exercisable
                  --------------------------------------------     -----------------------------
                     Number      Weighted Avg.   Weighted Avg.        Number       Weighted Avg.
  Range of        Outstanding      Remaining       Exercise        Exercisable       Exercise
Exercise Prices     (000's)    Contractual Life     Price            (000's)          Price
---------------   -----------  ----------------  -------------     -----------     -------------
$ 0.10- 9.38           262        2.7 years          $ 4.67             252            $ 4.50
$12.63-15.13         1,295        8.4 years          $13.75             426            $13.69
$15.38-19.63         1,395        7.7 years          $17.11             690            $16.90
$20.63-23.88           292        6.8 years          $21.56             199            $21.47
$25.25-35.63           374        5.2 years          $30.12             373            $30.12
                     -----        ---------          ------           -----            ------
                     3,618        7.3 years          $16.71           1,940            $17.60
                     =====        =========          ======           =====            ======

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan, the Company is authorized to issue up to one million shares of Common Stock to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the Plan, employees may elect to have up to 15% of their gross salaries withheld by payroll deduction to purchase the Company's Common Stock. The purchase price of the stock is 85% of the lower of market price at the beginning or end of each six-month participation period. Under the Plan, the Company sold 100,000, 85,000 and 75,000 shares to employees in 1996, 1995 and 1994, respectively.

The fair value of each stock purchase plan grant is estimated on the date of grant using the Black-Scholes model with the following assumptions for 1995 and 1996, respectively: no estimated dividends for both years; expected volatility of 57% for both years; risk-free interest rates of 6.4% and 5.7% in 1995 and 5.0% and 5.5% in 1996; and an expected life of 0.5 years for both years. The weighted-average fair values of those purchase rights granted in 1995 and 1996 were $5.14 and $4.01, respectively.

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

NOTE 6--INCOME TAXES

Pretax income (loss) was taxed in the following jurisdictions:

                        1996          1995         1994
                      --------      --------     --------
                                 (In thousands)
Domestic..........    $14,666      $(27,647)     $43,865
Foreign...........     (1,983)        4,619        3,940
                      -------      --------      -------
                      $12,683      $(23,028)     $47,805
                      =======      ========      =======

The provision (benefit) for income taxes consists of the following:

                        1996          1995         1994
                      --------      --------     --------
                                 (In thousands)
[S]                    [C]          [C]           [C]
Current:
  Federal.........     $1,739       $  (275)      $17,214
  State...........        176           205         2,737
  Foreign.........      1,072         1,739         1,661

Deferred:
  Federal.........      2,927       (11,396)       (5,891)
  State...........        319          (866)         (321)
  Foreign.........     (2,175)           --            --
                      -------       -------       -------
                       $4,058      $(10,593)      $15,400
                      =======       =======       =======

Total income tax provision (benefit) differs from the amount computed by applying the U.S. federal income tax rate of 35% to income (loss) before income taxes for the following reasons:

                                  1996          1995         1994
                                -------       -------      -------
                                           (In thousands)
U.S. federal income tax
  at statutory rate..........    $4,438      $ (8,060)     $16,732
State income taxes, net
  of federal benefit.........       436          (998)       1,776
Purchased research and
  development................        --            --          909
Research and development
  credits....................      (304)         (420)        (875)
Tax exempt interest..........      (666)         (414)        (419)
Foreign Sales Corporation....      (105)         (215)        (534)
Net operating loss
  carryforwards recognized...        --            --       (2,650)
Other........................       259          (486)         461
                                 ------      --------      -------
                                 $4,058      $(10,593)     $15,400
                                 ======      ========      =======

Deferred tax assets are attributable to the following:

                                                December 28,      December 30,
                                                   1996              1995
                                                  --------          --------
                                                        (In thousands)
Warranty reserves...........................      $ 5,098           $ 5,349
Property and equipment......................        3,470             3,995
Net operating loss carryforwards:
   Domestic.................................        2,109             2,343
   Foreign..................................        2,175                --
Credit carryforwards........................        1,291                --
Bad debt and revenue reserves...............        2,301             2,142
Goodwill....................................        1,245             1,365
Vacation reserves...........................          554               504
Inventory reserves..........................        4,517             8,532
Other.......................................        1,467             1,068
                                                  -------           -------
                                                  $24,227           $25,298
                                                  =======           =======

At December 28, 1996, domestic net operating loss carryforwards of $6,026,000 are available to offset future taxable income. Utilization of the carryforwards are subject to an annual limitation of $670,000 through 2005. Foreign net operating loss carryforwards may be carried forward indefinitely. In addition, the Company has unused research and development credits of $723,000 which expire in 2010-2011 and alternative minimum tax credits of $568,000 which may be carried forward indefinitely.

NOTE 7--LEASE COMMITMENTS

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

                                                        (In thousands)

     1997...................................               $ 5,828
     1998...................................                 5,057
     1999...................................                 4,945
     2000...................................                 4,530
     2001...................................                 4,114
     Thereafter.............................                 7,372
                                                           -------
                                                           $31,846
                                                           =======

Rent expense aggregated $5,906,000, $6,061,000 and $4,942,000 in 1996, 1995
and 1994, respectively.

NOTE 8-EMPLOYEE BENEFIT PLAN

The Company maintains a qualified Section 401(K) Savings Plan which allows eligible employees to contribute up to 15% of their salaries on a pre-tax basis. Company contributions to the Plan are discretionary. The Company recorded as expense matching contributions totaling $801,000, $691,000 and $652,000 in 1996, 1995 and 1994, respectively. Company contributions are fully vested after six years of employment.

NOTE 9-ACQUISITIONS

On October 4, 1994, the Company acquired from Grundig A.G. all the outstanding common shares of Grundig Data Scanner GmbH, subsequently renamed Exabyte Magnetics GmbH ("EMG"), for a purchase price of $3.1 million. EMG is engaged in the design and manufacture of heads and scanners for incorporation in high-performance helical-scan tape drives and is located in Nuremberg, Germany.

The results of operations of this entity have been included in the accompanying Consolidated Financial Statements since its date of acquisition. In addition, the acquisition was accounted for using the purchase method; accordingly, assets and liabilities were recorded at their estimated fair values at the date of acquisition. The excess of the purchase price over the net assets acquired of EMG ($2,597,000) was charged to operations as purchased research and development.

NOTE 10--FOREIGN OPERATIONS AND GEOGRAPHIC INFORMATION

The following table summarizes the Company's operations in different geographic areas:

(In thousands)
YEAR ENDED DECEMBER 28, 1996            United
                                        States      Europe      Elimination    Consolidation
                                       --------    --------     -----------    -------------
Sales to unaffiliated customers.....   $301,270    $61,621       $     --        $362,891
Transfers between geographic areas..     20,466      7,049        (27,515)             --
                                       --------    -------       --------        --------
Total net sales.....................   $321,736    $68,670       $(27,515)       $362,891
                                       ========    =======       ========        ========
Net income (loss)...................   $  9,092    $  (467)      $     --        $  8,625
                                       ========    =======       ========        ========
Identifiable assets.................   $239,656    $39,218       $(22,748)       $256,126
                                       ========    =======       ========        ========

YEAR ENDED DECEMBER 30, 1995

Sales to unaffiliated customers.....   $309,532    $64,615       $     --        $374,147
Transfers between geographic areas..     23,151      9,854        (33,005)             --
                                       --------    -------       --------        --------
Total net sales.....................   $332,683    $74,469       $(33,005)       $374,147
                                       ========    =======       ========        ========
Net income (loss)...................   $(15,085)   $ 2,650       $     --        $(12,435)
                                       ========    =======       ========        ========
Identifiable assets.................   $233,740    $40,017       $(23,421)       $250,336
                                       ========    =======       ========        ========

YEAR ENDED DECEMBER 31, 1994

Sales to unaffiliated customers.....   $354,904    $26,940       $     --        $381,844
Transfers between geographic areas..     26,679      5,533        (32,212)             --
                                       --------    -------       --------        --------
Total net sales.....................   $381,583    $32,473       $(32,212)       $381,844
                                       ========    =======       ========        ========
Net income..........................   $ 30,906    $ 1,499       $     --        $ 32,405
                                       ========    =======       ========        ========
Identifiable assets.................   $236,354    $32,665       $(26,254)       $242,765
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

United States export sales, which exclude revenues generated by European operations, were made to the following geographic areas:

                         1996               1995               1994
                        -------            -------            -------
                                       (In thousands)
Europe............      $17,859            $18,426            $46,878
Other.............       28,227             31,086             27,732
                        -------            -------            -------
                        $46,086            $49,512            $74,610
                        =======            =======            =======


Item 9.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

PART III

Item 10.
DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning the Company's directors is incorporated by reference from the information contained in the Section entitled "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's definitive Proxy Statement for the Company's 1997 Annual
Meeting of Stockholders to be filed within 120 days after December 28, 1996, the close of its fiscal year ("Proxy Statement"). Information concerning the executive officers of the Company is set forth in Part I of this Form 10-K.

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

Consolidated Financial Statements as of December 28, 1996 and December 30, 1995 and for each of the three fiscal years in the period ended
December 28, 1996.
***

                                                                     Page
                                                                     -----
Report of Independent Accountants...............................      38

Consolidated Balance Sheets.....................................      39

Consolidated Statements of Operations...........................      40

Consolidated Statements of Changes in Stockholders' Equity......      41

Consolidated Statements of Cash Flows...........................      42-43

Notes to Consolidated Financial Statements......................      44-55


(a)	2.   Financial Statement Schedules

Schedules-Years ended December 28, 1996, December 30, 1995 and
December 31, 1994

VIII     -Valuation and Qualifying Accounts and Reserves.......       62



All other schedules are omitted because they are inapplicable, not required under the instructions, or the information is included in the financial statements or notes thereto.

(a)       3.       Exhibit Index

     Exhibit
      Number       Description
------------------------------

         3.1       Restated Certificate of Incorporation. (1)
         3.2       Certificate of Determination of Preference of Series
                   A Junior Participating Preferred Stock. (2)
         3.3       By-laws of the Company, as amended.(14)
      **10.1       Incentive Stock Plan, as amended and restated on
                   February 4, 1995. (16)
      **10.2       Stock Option Agreements used in connection with the
                   Incentive Stock Plan. (3)
      **10.3       1990 Employee Stock Purchase Plan. (3)
      **10.4       Employee Stock Purchase Plan Offering used in
                   connection with the 1990 Employee Stock Purchase
                   Plan. (3)
      **10.5       Form of participation agreement used in connection
                   with the 1990 Employee Stock Purchase Plan. (3)
        10.6       Agreement for the sale and transfer of all shares in
                   Grundig Data Scanner GmbH dated September 13, 1994. (13)
        10.7       Form of Indemnity Agreement entered into by the Company
                   with each director and executive officer of the Company.
                   (15)
        10.8       8mm Mechanical Components Supply Agreement, dated April 1,
                   1990, among Sony Corporation, the Company and Nihon Exabyte
                   Corporation. (5)
        10.9       First Amendment, 8mm Mechanical Components Supply
                   Agreement, dated July 9, 1992, among Sony Corporation,
                   the Company  and Nihon Exabyte Corporation. (11)
        10.10      Agreement, dated November 8, 1990, between Sony
                   Corporation and the Company.(6)
        10.11      Lease Agreement, dated December 1, 1989, between the
                   Company and Eastpark Associates. (4)
        10.12      First and Second Addenda, dated May and July 16, 1990
                   respectively, to the Lease Agreement, dated December 1,
                   1989, between the Company and Eastpark Associates. (5)
        10.13      Lease Agreement, dated July 2, 1990, between the Company
                   and SBR Investments. (5)
        10.14      Lease Agreement, dated July 2, 1990, between the Company
                   and The First National Bank in Boulder, Trustee for the
                   Barrell Family Trust and Frank R. Drexel. (5)
        10.15      Lease Agreement, dated December 9, 1991, between the
                   Company and Eastpark Technology Center, Ltd. (7)
        10.16      Option Contract, dated December 9, 1991, between the
                   Company and Eastpark Technology Center, Ltd. (7)
        10.17      Lease Agreement, dated May 8, 1992, between the Company
                   and Eastpark Associates, Ltd. (8)
      **10.18      1997 Officer Bonus Plan.
        10.19      Rights Agreement, dated January 24, 1991, between the
                   Company and The First National Bank of Boston, as Rights
                   Agent. (2)
        10.20      Amendment to the Rights Agreement, dated August 4, 1995,
                   between the Company and The First National Bank of Boston as Rights Agent. (14)
        10.21      Vail/Steamboat 8mm Mechanical Components Supply Agreement,
                   dated January 1, 1992, among Sony Corporation, Nihon
                   Exabyte Corporation and the Company. (9)

        10.22 First Amendment of Vail/Steamboat 8mm Mechanical Components Supply Agreement, dated April 1, 1994. (15)
        10.23 Agreement and Plan of Reorganization By and Among Exabyte Corporation, EXB Merger Corporation, and R-Byte, Inc. (10)
        10.24      Asset Purchase Agreement dated February 19, 1993 By
                   and Among Exabyte Corporation, Exabyte Acquisition Subsidiary Corporation and Everex Systems, Inc. (11)
        10.25 Asset Purchase Agreement dated February 12, 1993 By and Among Exabyte Corporation, Tallgrass Corporation, a Delaware corporation, and Tallgrass Technologies Corporation, a Kansas corporation. (11)
        10.26 8mm Mechanical Components Purchase Agreement, dated February 22, 1995, among Hitachi Ltd. Electronic Sales Office, the Company and Nihon Exabyte Corporation.
        10.27 8mm Mechanical Components Purchase Agreement, dated December 11, 1996, among Hitachi Ltd. Electronic Sales Office, the Company and Nihon Exabyte Corporation.
        21.1       List of Subsidiaries.
        23.0       Consent of Price Waterhouse LLP.

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

(13) Filed as an Exhibit to the Company's Report on Form 8-K, as filed with the SEC on August 23, 1995 and incorporated herein by reference.

(14) Filed as an Exhibit to the Company's 1994 Annual Report on Form 10-K, filed with the SEC on March 17, 1995 and revised and filed on March 24, 1995, incorporated herein by reference.

(15) Filed as an Exhibit to the Company's Report on Form S-8 (Registration No. 33-64591), as filed with the SEC on November 27, 1995 and incorporated herein by reference.

(16) Filed as an Exhibit to the Company's Report on Form S-8, as filed with the SEC on July 31, 1996 and incorporated herein by reference.


(b)     Reports on Form 8-K

        No report on Form 8-K was filed during the fiscal quarter ended December 28, 1996.

EXABYTE CORPORATION AND SUBSIDIARIES
Schedule VIII - Valuation and Qualifying Accounts and Reserves
(In thousands)

     Col. A                           Col. B         Col. C       Col. D          Col. E         Col. F
-----------------                    ------------   --------    ------------     ---------     ----------
                                      Balance       Charged
                                      at            to           Charged                         Balance
                                      Beginning     Costs        to                              at End
                                      of            and          Other                           of
Description                           Period        Expenses     Accounts        Deduction       Period
-----------------                    ------------   --------    ------------     ---------     ----------
Year Ended December 31, 1994:
  Allowance for doubtful accounts.....   $  835     $    36       $    --        $    152  (1)   $ 1,023

  Reserves for sales programs.........    1,423          --         5,406          (3,398) (2)     3,431

  Inventory valuation reserves........    1,400       3,938            --          (2,578) (4)     2,760

  Deferred tax valuation allowance....    2,650          --            --          (2,650) (3)        --
                                         ------     -------       -------        --------        -------
                                         $6,308     $ 3,974       $ 5,406        $ (8,474)       $ 7,214
                                         ======     =======       =======        ========        =======
Year Ended December 30, 1995:
  Allowance for doubtful accounts.....   $1,023     $    88       $    --        $   (263) (1)   $   848

  Reserves for sales programs.........    3,431          --         8,635          (6,082) (2)     5,984

  Inventory valuation reserves........    2,760      34,269            --         (25,647) (4)    11,382
                                         ------     -------       -------         -------        -------
                                         $7,214     $34,357       $ 8,635        $(31,992)       $18,214
                                         ======     =======       =======        ========        =======

Year Ended December 28, 1996:
  Allowance for doubtful accounts.....  $   848     $    39       $    --        $    632  (1)   $ 1,519

  Reserves for sales programs.........    5,984          --        11,121         (11,309) (2)     5,796

  Inventory valuation reserves........   11,382       2,495            --          (5,927) (4)     7,950
                                         ------     -------       -------        --------        -------
                                        $18,214     $ 2,534       $11,121        $(16,604)       $15,265
                                        =======     =======       =======        ========        =======

(1) Accounts written off, net of recoveries.
(2) Net credits issued to customers for sales programs.
(3) Reduction in income tax expense related to the liquidation of R-Byte.
(4) Use of inventory reserves against inventory.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Boulder, State of Colorado, on March 20, 1997.

EXABYTE CORPORATION



                     By:      /s/ William L. Marriner
                              -----------------------
                              William  L. Marriner
                     Title:   President (acting) and
                              Chief Executive Officer (acting)


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


/s/ Peter D. Behrendt         Chairman of the Board           March 20, 1997
---------------------
Peter D. Behrendt


/s/ William L. Marriner       President (acting) and Chief    March 20, 1997
-----------------------       Executive Officer (acting)
William L. Marriner           (Principal Executive Officer)
                              Executive Vice President,
                              Finance & Administration,
                              Chief Financial Officer


/s/ David L. Riegel           Executive Vice President        March 20, 1997
-------------------           and Chief Operating Officer
David L. Riegel

/s/ Bruce M. Holland          Director                       March 20, 1997
--------------------
Bruce M. Holland



/s/ Thomas E. Pardun          Director                       March 20, 1997
---------------------
Thomas E. Pardun



/s/ Mark W. Perry             Director                       March 20, 1997
-----------------
Mark W. Perry



/s/ Ralph Z. Sorenson         Director                       March 20, 1997
---------------------
Ralph Z. Sorenson



/s/ Thomas G. Washing         Director                       March 20, 1997
---------------------
Thomas G. Washing