Form 10-Q
period 1997-03-29
EXABYTE CORP /DE/
filed 1997-05-13
CIK 855109

-----------------------------------------------------------------------------
           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                                10-Q

(Mark One)
/X/ Quarterly Report Pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended March 29, 1997

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

      Yes          /X/                      No          /  /


As of May 7, 1997, there were 22,304,228 shares outstanding of the Registrant's Common Stock (par value $0.001 per share).

-----------------------------------------------------------------------------

EXABYTE CORPORATION AND SUBSIDIARIES



TABLE OF CONTENTS



PART I     FINANCIAL INFORMATION
                                                                        Page

Item 1.     Financial Statements
            Consolidated Balance Sheets --
                 March 29, 1997 and December 28, 1996.............        3

            Consolidated Statements of Operations --
                 Three Months Ended March 29, 1997 and
                 March 30, 1996 (Unaudited).......................        4

            Consolidated Statements of Cash Flows --
                 Three Months Ended March 29, 1997 and
                 March 30, 1996 (Unaudited).......................        5-6

            Notes to Consolidated Financial Statements
                 (Unaudited)......................................        7-8


Item 2.     Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations.......................................        9-12




PART II.   OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K.......................        13-15

PART I  Item 1.  Financial Statements
EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (In thousands)

                                                      March 29,    December 28,
                                                        1997          1996
                                                      --------      --------
ASSETS
Current assets:
     Cash and cash equivalents.................        $43,171       $46,223
     Short-term investments....................         16,500        20,600
     Accounts receivable, less allowance
       for doubtful accounts and customer
       returns and credits of $6,362 and
       $7,315, respectively....................         57,225        56,414
     Inventories, net..........................         61,484        55,765
     Deferred income taxes.....................         13,779        14,172
     Other current assets......................          3,272         3,211
                                                      --------      --------
          Total current assets.................        195,431       196,385
Property and equipment, net....................         44,875        45,187
Deferred income taxes..........................          9,985        10,055
Other assets...................................          4,250         4,499
                                                      --------      --------
                                                      $254,541      $256,126
                                                      ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable..........................        $20,970       $18,916
     Accrued liabilities.......................         27,012        31,900
     Accrued income taxes......................          1,290         1,007
     Current portion of long-term obligations..            850           832
                                                      --------      --------
          Total current liabilities............         50,122        52,655
Long-term obligations..........................          3,261         3,458
                                                      --------      --------
          Total liabilities....................         53,383        56,113
Stockholders' equity:                                 --------      --------
     Preferred stock, $.001 par value;
       14,000 shares authorized; no shares
       issued and outstanding..................            --             --
     Common stock, $.001 par value; 50,000
       shares authorized; 22,305 and 22,184
       shares issued and outstanding,
       respectively............................             22            22
     Capital in excess of par value............         64,215        64,124
     Treasury stock, at cost, 15 shares
      outstanding for both periods.............             (9)           (9)
     Retained earnings.........................        136,930       135,876
                                                      --------      --------
          Total stockholders' equity...........        201,158       200,013
                                                      --------      --------
                                                      $254,541      $256,126
                                                      ========      ========

      The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

                                                        Three Months Ended
                                                      ----------------------
                                                      March 29,     March 30,
                                                        1997          1996
                                                      -------       --------
Net sales....................................         $85,425        $93,818
Cost of goods sold...........................          62,187         68,277
                                                      -------        -------
Gross profit.................................          23,238         25,541

Operating expenses:
     Selling, general and administrative.....          12,738         10,509
     Research and development................           9,345         10,029
                                                      -------        -------
Income from operations.......................           1,155          5,003
Other income, net............................             442            144
                                                      -------        -------
Income before income taxes...................           1,597          5,147

Provision for income taxes...................             543          1,853
                                                      -------        -------
Net income...................................          $1,054         $3,294
                                                      =======        =======

Net income per share.........................           $0.05          $0.15
                                                      =======        =======
Common and common
     equivalent shares used in the
     calculation of net income
     per share                                         22,360         22,089
                                                      =======        =======

          The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)


                                                        Three Months Ended
                                                      ----------------------
                                                     March 29,      March 30,
                                                       1997           1996
                                                     --------       --------
Cash flows from operating activities:
     Cash received from customers............         $84,784        $92,532
     Cash paid to suppliers and employees....         (87,928)       (85,494)
     Interest received.......................             628            729
     Interest paid...........................            (157)          (127)
     Income taxes paid.......................            (236)          (313)
     Income tax refund received..............             440          4,160
          Net cash provided (used) by                --------       --------
            operating activities.............          (2,469)        11,487
                                                     --------       --------

Cash flows from investing activities:
     Sale of short-term
       investments, net......................           4,100         16,200
     Capital expenditures....................          (4,504)        (4,320)
          Net cash provided (used) by                --------       --------
            investing activities.............            (404)        11,880
                                                     --------       --------


Cash flows from financing activities:
     Net proceeds from issuance of
       common stock..........................              91            140
     Principal payments under long-term
       obligations...........................            (270)          (192)
          Net cash used by                           --------       --------
            financing activities.............            (179)           (52)
                                                     --------       --------


Net increase (decrease) in cash and cash
     equivalents.............................          (3,052)        23,315
Cash and cash equivalents at beginning
     of period...............................          46,223         40,137
                                                     --------       --------
Cash and cash equivalents at end
     of period...............................         $43,171        $63,452
                                                     ========       ========



          The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

                                                        Three Months Ended
                                                      ----------------------
                                                       March 29,    March 30,
                                                         1997         1996
                                                      ----------   ---------
Reconciliation of net income to net cash
  provided (used) by operating activities:
     Net income................................       $ 1,054        $ 3,294
     Adjustments to reconcile net income to
       net cash provided by operating activities:
       Depreciation, amortization
         and other.............................         4,907          3,702
       Deferred income tax provision...........           463           (613)
       Provision for losses and reserves
         on accounts receivable................         2,520          1,139

Change in assets and liabilities:
     Accounts receivable.......................        (3,331)        (2,578)
     Inventories...............................        (5,719)        (1,424)
     Other current assets......................           (61)          (542)
     Income tax receivable.....................            --          4,160
     Other assets..............................           249            433
     Accounts payable..........................         2,054            399
     Accrued liabilities.......................        (4,888)         1,364
     Accrued income taxes......................           283          2,153
                                                      -------        -------
          Net cash provided (used) by
            operating activities...............       $(2,469)       $11,487
                                                      =======        =======

Supplemental schedule of non-cash
  investing and financing activities:
     Capital lease obligations.................        $  92          $   --







     The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1--ACCOUNTING PRINCIPLES

The consolidated balance sheet as of March 29, 1997, the consolidated statements of operations for the three months ended March 29, 1997 and March 30, 1996, as well as the consolidated statements of cash flows for the three months ended March 29, 1997 and March 30, 1996, have been prepared by the Company without an audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation thereof, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with financial statements and notes thereto included in the Company's December 28, 1996 annual report to stockholders heretofore filed with the Commission as Part
II to the Company's Annual Report on Form 10-K. The results of operations for interim periods presented are not necessarily indicative of the operating results for the full year.

Note 2--INVENTORIES

Inventories consist of the following:

                                                      March 29,    December 28,
                                                        1997          1996
                                                      --------     ----------
                                                           (In thousands)
Raw materials and component parts............         $33,849        $34,865
Work-in-process..............................           2,392          2,692
Finished goods...............................          25,243         18,208
                                                      -------        -------
                                                      $61,484        $55,765
                                                      =======        =======

Note 3--ACCRUED LIABILITIES
Accrued liabilities consist of the following:

                                                      March 29,   December 28,
                                                        1997         1996
                                                      --------     ---------
                                                           (In thousands)
Wages and employee benefits..................         $ 7,090        $ 8,494
Warranty and other related costs.............          14,848         18,455
Other........................................           5,074          4,951
                                                      -------        -------
                                                      $27,012        $31,900
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Form 10-Q contains forward-looking statements within the context of
Section 21E of the Securities Exchange Act of 1934, as amended. Each and every forward-looking statement involves a number of risks and uncertainties, including those risk factors specifically delineated and described in Part 1,
Item 1 of the Company's 1996 Form 10-K, filed March 20, 1997 ("1996 Form 10-K"). The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties.
The Company has identified by *bold-face* various sentences within this Form 10-Q which contain such forward-looking statements, and words such as "believes", "anticipates", "expects", "intends", and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.


RESULTS OF OPERATIONS

The following table sets forth unaudited operating results for the three month periods ended March 29, 1997 and March 30, 1996 as a percentage of sales in each of these periods. This data has been derived from the unaudited consolidated financial statements.

                                                        Three Months Ended
                                                       ---------------------
                                                      March 29,      March 30,
                                                        1997           1996
                                                       ------         ------
Net sales....................................          100.0%         100.0%
Cost of goods sold...........................           72.8           72.8
                                                       ------         ------
Gross margin.................................           27.2           27.2
Operating expenses:
  Selling, general and administrative........           14.9           11.2
  Research and development...................           10.9           10.7
                                                       ------         ------
Income from operations.......................            1.4            5.3
Other income, net............................            0.5            0.2
                                                       ------         ------
Income before income taxes...................            1.9            5.5
Provision for income taxes...................            0.7            2.0
                                                       ------         ------
Net income...................................            1.2%           3.5%
                                                       ======         ======

NET SALES

Net sales for the three month period ended March 29, 1997 of $85.4 million represented a decrease over the corresponding period in 1996 of 9%. This sales decrease was the result of lower shipments of 8mm full-high drive, 8mm half-high drive and 4mm products. These decreases were offset by increases in sales of 8mm half-high libraries and consumables.

During the first three months of 1997, sales of the Company's 8mm half-high drives and library products represented 76.7% of revenue. This includes sales of the Eliant(TM) 820, which was released late in the first quarter of 1997. For the same period in 1996, sales of 8mm half-high drives and libraries
represented 75.5% of revenue.   Consumable sales represented 14.9% of sales
in the first quarter of 1997, up from 10.9% for the same period in 1996.
Sales of the Company's 8mm full-high drives and libraries decreased to 0.5% of sales in the first quarter of 1997 from 1.8% for the same period in the previous year. The remainder of sales during the first three months of 1997 and 1996, along with a recap of the products described above, are listed in the following table.

PRODUCT MIX TABLE
(As a Percentage of Net Sales)

                                         Three Months Ended
                                         ------------------
                                         March 29,  March 30,
                                           1997       1996
                                         -------    -------
8mm half-high drives:
  8205, 8505, 8700, Eliant(TM) 820
  and Mammoth..........................    58.4%     63.0%
8mm full-high drives:
  8200 and 8500........................     0.4       1.7
8mm half-high libraries:
  10h, 210, 220, 440 and 480...........    18.3      12.5
8mm full-high libraries:
  10, 10i, 10e, 60 and 120.............     0.1       0.1
4mm drives and libraries:
  4200, 018 and 218....................     0.3       3.6
Minicartridge products:
  TR3, TR4i, Eagle(TM) 96 and 2501.....     4.5       3.4
Consumables............................    14.9      10.9
Service, spares and other..............     6.9       6.5
Sales allowances.......................    (3.8)     (1.7)
                                         ------    ------
                                          100.0%    100.0%
                                         ======    ======


In 1997, the Company recharacterized its customer base into the following categories: original equipment manufacturers ("OEMs"), non-system OEMs ("NSOs"), resellers, retailers and end-users. Previously, the Company had characterized its customers as OEMs, NSOs, distributors, solution providers and end-users. All historical amounts presented herein have been recharacterized to reflect the current classifications.

The customer mix during the first quarter of 1997 shifted to resellers from OEMs. Resellers represented 47.2% of sales in the first quarter of 1997 compared to 41.7% for the same period in 1996. Sales to OEMs decreased to 42.1% of total sales in the first quarter of 1997, compared to 48.6% for the same period in 1996. Sales to other customer categories increased to 10.7% of total sales in the first quarter of 1997 compared to 9.7% for the same period in 1996. The following table shows the customer mix for the first three months of 1997 and 1996.

CUSTOMER MIX TABLE
(As a Percentage of Net Sales)

                                         Three Months Ended
                                         ------------------
                                         March 29,  March 30,
                                           1997       1996
                                         -------    -------
Customer Type:
------------------
OEM....................................    42.1%     48.6%
Reseller...............................    47.2      41.7
NSO....................................     5.3       6.7
Retailer...............................     1.1       0.0
End-user...............................     4.3       3.0
                                         ------    ------
                                          100.0%    100.0%
                                         ======    ======

During the first quarter of 1997, one OEM customer accounted for 15% of sales compared to 18% of sales for the same period in 1996. Another OEM customer accounted for 16% of sales compared to 12% for the comparable period in 1996.
No other customers accounted for 10% or more of sales in any of these periods. Since these and other major customers also sell competing products and continually review new technologies, there can be no assurance that sales to these or any other customers will continue to represent the same portion of the Company's future revenue.


GROSS MARGIN

The gross margin percentage for the first quarter of 1997 was 27.2%, consistent with the same period in the prior year. Gross margins were favorably impacted by decreased warranty costs and continued improvement in the value of the dollar versus the yen which resulted in reduced costs for certain Japanese components. This was offset by the impact of a higher level of sales allowances in the first quarter of 1997 over the same period in 1996.

OPERATING EXPENSES

Selling, general and administrative expenses for the first quarter of 1997 increased as a percentage of sales to 14.9% from 11.2% for the same period in the prior year. This increase represented in absolute dollars is $2.2 million. The increase is due to aggressive marketing of products released in the first quarter of 1997 and corporate branding efforts.
These expenses were also modestly impacted by the opening of subsidiaries in Singapore and Canada during the latter part of 1996.

Research and development expenditures increased to 10.9% for the first quarter of 1997 compared to 10.7% for the comparable period in 1996. In absolute dollars, these expenses decreased by $684,000 in the first quarter of 1997 over the same period in the prior year. Engineering expenses related to Mammoth decreased significantly since its introduction at the end of the first quarter of 1996. This was offset by expenditures on a number of new products introduced in the first quarter of 1997, such as the Eliant(TM) 820, and products to be introduced in the second quarter of 1997.

OTHER INCOME, NET

Other income (expense), net, consists primarily of interest income and expense, state franchise taxes, foreign currency gains and losses and other miscellaneous items.

TAXES

The provision for income taxes for the first three months of 1997 was 34.0% of income before taxes compared to 36.0% for the comparable period in 1996.

NET INCOME

Net income per share was $0.05 for the first quarter of 1997 compared to
$0.15 for the same period in 1996.   This decrease was primarily the result
of lower sales.

LIQUIDITY AND CAPITAL RESOURCES

During the first three months of 1997, the Company expended $2.5 million of cash on operating activities, generated $91,000 in proceeds from the sale of common stock and expended $4.5 million for capital equipment and $270,000 on long-term obligations. Together, these activities resulted in a net decrease in the combined balance of cash and short-term investments of $7.2 million to a quarter-ending balance of $59.7 million. The Company's working capital increased to $145.3 million at March 29, 1997 from $143.7 million at December 28, 1996.

The Company had a $7.5 million bank line of credit which expired April 30, 1997. Under this agreement, borrowings under the line were limited to 80% of eligible accounts receivable plus 25% of eligible inventory (limited to $3,000,000). On April 23, 1997 the amount available under the line was $7.5 million and no borrowings were outstanding. Borrowings under the line of credit bore interest at the lower of the bank's prime rate or LIBOR + 2%.
The ability to borrow under this line of credit was dependent upon the Company's adherence to a set of financial covenants. *The Company anticipates renewal of the bank line of credit at substantially identical terms.* Upon such renewal the Company would be in compliance with all relevant loan covenants.

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




Item 6.  Exhibits and Reports on Form 8-K

(a)     Exhibit Index

          Exhibit
          Number               Description
          -------              -----------
          27.0                 Financial Data Schedule



(b) Reports on Form 8-K: There were no reports on Form 8-K for the three month period ended March 29, 1997













































SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  EXABYTE CORPORATION
                                  Registrant



Date     May 12, 1997                 By /s/ William L. Marriner
     -----------------------             ------------------------
                                         President (acting) and
                                         Chief Executive Officer (acting)


