Form 10-Q
period 1997-06-28
EXABYTE CORP /DE/
filed 1997-08-11
CIK 855109

-----------------------------------------------------------------------------
           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                                10-Q

(Mark One)
/X/ Quarterly Report Pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended June 28, 1997

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

      Yes          /X/                      No          /  /


As of August 7, 1997, there were 22,383,196 shares outstanding of the Registrant's Common Stock (par value $0.001 per share).

-----------------------------------------------------------------------------

EXABYTE CORPORATION AND SUBSIDIARIES



TABLE OF CONTENTS



PART I     FINANCIAL INFORMATION
                                                                        Page

Item 1.     Financial Statements
            Consolidated Balance Sheets --
                 June 28, 1997 and December 28, 1996..............        3

            Consolidated Statements of Operations --
                 Three and Six Months Ended June 28, 1997 and
                 June 29, 1996 (Unaudited)........................        4-5

            Consolidated Statements of Cash Flows --
                 Six Months Ended June 28, 1997 and June 29, 1996
                 (Unaudited)......................................        6-7

            Notes to Consolidated Financial Statements
                 (Unaudited)......................................        8-9


Item 2.     Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations.......................................        10-15




PART II.   OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K.......................        16-18

PART I  Item 1.  Financial Statements
EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (In thousands)

                                                      June 28,    December 28,
                                                        1997          1996
                                                      --------      --------
ASSETS
Current assets:
     Cash and cash equivalents.................       $ 52,584      $ 46,223
     Short-term investments....................          4,000        20,600
     Accounts receivable, less allowance
       for doubtful accounts and customer
       returns and credits of $7,279 and
       $7,315, respectively....................         64,909        56,414
     Inventories, net..........................         61,375        55,765
     Deferred income taxes.....................         13,337        14,172
     Other current assets......................          3,968         3,211
                                                      --------      --------
          Total current assets.................        200,173       196,385
Property and equipment, net....................         43,736        45,187
Deferred income taxes..........................         10,048        10,055
Other assets...................................          4,018         4,499
                                                      --------      --------
                                                      $257,975      $256,126
                                                      ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable..........................        $24,274       $18,916
     Accrued liabilities.......................         25,168        31,900
     Accrued income taxes......................          1,446         1,007
     Current portion of long-term obligations..          1,065           832
                                                      --------      --------
          Total current liabilities............         51,953        52,655
Long-term obligations..........................          3,141         3,458
                                                      --------      --------
          Total liabilities....................         55,094        56,113
Stockholders' equity:                                 --------      --------
     Preferred stock, $.001 par value;
       14,000 shares authorized; no shares
       issued and outstanding..................            --             --
     Common stock, $.001 par value; 50,000
       shares authorized; 22,369 and 22,184
       shares issued and outstanding,
       respectively............................             22            22
     Capital in excess of par value............         64,919        64,124
     Treasury stock, at cost, 15 shares
      outstanding for both periods.............             (9)           (9)
     Retained earnings.........................        137,949       135,876
                                                      --------      --------
          Total stockholders' equity...........        202,881       200,013
                                                      --------      --------
                                                      $257,975      $256,126
                                                      ========      ========

       The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

                                                        Three Months Ended
                                                      ----------------------
                                                      June 28,      June 29,
                                                        1997          1996
                                                      -------       --------
Net sales....................................         $97,144        $90,464
Cost of goods sold...........................          71,452         65,641
                                                      -------        -------
Gross profit.................................          25,692         24,823

Operating expenses:
     Selling, general and administrative.....          15,083         11,634
     Research and development................           8,894          8,142
                                                      -------        -------
Income from operations.......................           1,715          5,047
Other income (expense), net..................            (171)           688
                                                      -------        -------
Income before income taxes...................           1,544          5,735

Provision for income taxes...................             525          2,065
                                                      -------        -------
Net income...................................         $ 1,019        $ 3,670
                                                      =======        =======

Net income per share.........................           $0.05          $0.16
                                                      =======        =======
Common and common equivalent shares used
     in the calculation of net income per
     share...................................          22,491         22,473
                                                      =======        =======


          The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

                                                         Six Months Ended
                                                      ----------------------
                                                      June 28,      June 29,
                                                        1997          1996
                                                      -------       --------
Net sales....................................        $182,569       $184,282
Cost of goods sold...........................         133,638        133,919
                                                      -------        -------
Gross profit.................................          48,931         50,363

Operating expenses:
     Selling, general and administrative.....          27,822         22,143
     Research and development................          18,239         18,171
                                                      -------        -------
Income from operations.......................           2,870         10,049
Other income, net............................             271            833
                                                      -------        -------
Income before income taxes...................           3,141         10,882

Provision for income taxes...................           1,068          3,917
                                                      -------        -------
Net income...................................        $  2,073       $  6,965
                                                      =======        =======

Net income per share.........................           $0.09          $0.31
                                                      =======        =======
Common and common equivalent shares used
     in the calculation of net income per
     share...................................          22,425         22,358
                                                      =======        =======


          The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)


                                                         Six Months Ended
                                                      ----------------------
                                                     June 28,       June 29,
                                                       1997           1996
                                                     --------       --------
Cash flows from operating activities:
     Cash received from customers............        $174,290       $179,583
     Cash paid to suppliers and employees....        (177,951)      (174,683)
     Interest received.......................           1,167          1,431
     Interest paid...........................            (308)          (252)
     Income taxes paid.......................            (221)        (1,231)
     Income tax refund received..............             434          4,160
          Net cash provided (used) by                --------       --------
            operating activities.............          (2,589)         9,008
                                                     --------       --------


Cash flows from investing activities:
     Sale of short-term
       investments, net......................          16,600         22,300
     Capital expenditures....................          (7,643)        (8,246)
          Net cash provided by                       --------       --------
            investing activities.............           8,957         14,054
                                                     --------       --------


Cash flows from financing activities:
     Net proceeds from issuance of
       common stock..........................             795          3,786
     Principal payments under long-term
       obligations...........................            (802)          (489)
          Net cash provided (used) by                --------       --------
            financing activities.............              (7)         3,297
                                                     --------       --------


Net increase in cash and cash
     equivalents.............................           6,361         26,359
Cash and cash equivalents at beginning
     of period...............................          46,223         40,137
                                                     --------       --------
Cash and cash equivalents at end
     of period...............................        $ 52,584       $ 66,496
                                                     ========       ========


          The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

                                                         Six Months Ended
                                                      ----------------------
                                                       June 28,     June 29,
                                                         1997         1996
                                                      ----------   ---------
Reconciliation of net income to net cash
  provided (used) by operating activities:
     Net income................................          $ 2,073     $ 6,965
     Adjustments to reconcile net income to net
       cash provided (used) by operating
       activities:
       Depreciation, amortization
         and other.............................            9,810       7,865
       Deferred income tax provision...........              842         628
       Provision for losses and reserves
         on accounts receivable................            7,274       2,878

Change in assets and liabilities:
     Accounts receivable.......................          (15,768)     (7,828)
     Inventories...............................           (5,610)     (5,333)
     Other current assets......................             (757)      4,618
     Other assets..............................              482      (1,315)
     Accounts payable..........................            5,359       1,625
     Accrued liabilities.......................           (6,733)       (125)
     Accrued income taxes......................              439        (970)
                                                         -------     -------
          Net cash provided (used) by
           operating activities................          $(2,589)    $ 9,008
                                                         =======     =======

Supplemental schedule of non-cash
  investing and financing activities:
     Note payable issued to purchase software
       licenses................................          $   626     $    --







     The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1--ACCOUNTING PRINCIPLES

The consolidated balance sheet as of June 28, 1997, the consolidated statements of operations for the three and six months ended June 28, 1997 and June 29, 1996, as well as the consolidated statements of cash flows for the six months ended June 28, 1997 and June 29, 1996, have been prepared by the Company without an audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation thereof, have been made.

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

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share." SFAS No. 128, which is effective for periods ending after December 15, 1997, requires changes in the computation, presentation, and disclosure of earnings per share. All prior period earnings per share data must be restated to conform with the provisions of SFAS No. 128. The Company will adopt SFAS No. 128 for the year ended January 3, 1998, but does not expect the new accounting standard to have a material impact on the Company's reported financial results.

Note 2--INVENTORIES

Inventories consist of the following:

                                                      June 28,     December 28,
                                                        1997          1996
                                                      --------     ----------
                                                           (In thousands)
Raw materials and component parts............         $34,303        $34,865
Work-in-process..............................           2,736          2,692
Finished goods...............................          24,336         18,208
                                                      -------        -------
                                                      $61,375        $55,765
                                                      =======        =======

Note 3--ACCRUED LIABILITIES
Accrued liabilities consist of the following:

                                                      June 28,     December 28,
                                                        1997         1996
                                                      --------     ---------
                                                           (In thousands)
Wages and employee benefits..................         $ 7,121        $ 8,494
Warranty and other related costs.............          13,712         18,455
Other........................................           4,335          4,951
                                                      -------        -------
                                                      $25,168        $31,900
                                                      =======        =======


Note 4--NET INCOME PER SHARE

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Form 10-Q contains forward-looking statements within the context of
Section 21E of the Securities Exchange Act of 1934, as amended. Each and every forward-looking statement involves a number of risks and uncertainties, including those risk factors specifically delineated and described in Part 1,
Item 1 of the Company's 1996 Form 10-K, filed March 20, 1997 ("1996 Form 10-K"). The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties.
The Company has identified by *bold-face* various sentences within this Form 10-Q which contain such forward-looking statements, and words such as "believes," "anticipates," "expects," "intends," and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.


RESULTS OF OPERATIONS

The following table sets forth unaudited operating results for the three and six month periods ended June 28, 1997 and June 29, 1996 as a percentage of sales in each of these periods. This data has been derived from the unaudited consolidated financial statements.

                                                        Three Months Ended
                                                       ---------------------
                                                      June 28,       June 29,
                                                        1997           1996
                                                       ------         ------
Net sales....................................          100.0%         100.0%
Cost of goods sold...........................           73.6           72.6
                                                       ------         ------
Gross margin.................................           26.4           27.4
Operating expenses:
  Selling, general and administrative........           15.5           12.8
  Research and development...................            9.1            9.0
                                                       ------         ------
Income from operations.......................            1.8            5.6
Other income(expense), net...................           (0.2)           0.8
                                                       ------         ------
Income before income taxes...................            1.6            6.4
Provision for income taxes...................            0.6            2.3
                                                       ------         ------
Net income...................................            1.0%           4.1%
                                                       ======         ======

                                                          Six Months Ended
                                                       ---------------------
                                                      June 28,       June 29,
                                                        1997           1996
                                                       ------         ------
Net sales....................................          100.0%         100.0%
Cost of goods sold...........................           73.2           72.7
                                                       ------         ------
Gross margin.................................           26.8           27.3
Operating expenses:
  Selling, general and administrative........           15.2           12.0
  Research and development...................           10.0            9.9
                                                       ------         ------
Income from operations.......................            1.6            5.4
Other income, net............................            0.1            0.5
                                                       ------         ------
Income before income taxes...................            1.7            5.9
Provision for income taxes...................            0.6            2.1
                                                       ------         ------
Net income...................................            1.1%           3.8%
                                                       ======         ======



NET SALES

Net sales of $97.1 million for the three month period ended June 28, 1997 represented a 7.4% increase over net sales of $90.5 million for the same period in 1996. Net sales of $182.6 million for the first six months of 1997 represented a 0.9% decrease from net sales of $184.3 million for the same period in 1996.

During the first half of 1997, sales of the Company's 8mm half-high drive and library products represented 77.4% of net sales, a decrease from 78.6% of net sales for the same period in 1996. Consumable sales represented 14.0% of net sales in the first half of 1997, an increase from 11.0% for the same period in 1996. Sales of the Company's minicartridge products increased to 5.6% of net sales in the first half of 1997 compared to 3.4% for the same period in the previous year. The remainder of sales during the first half of 1997 and 1996, along with a recap of the products described above, are listed in the following table.

PRODUCT MIX TABLE
(As a Percentage of Net Sales)

                                          Six Months Ended
                                         ------------------
                                         June 28,   June 29,
                                           1997       1996
                                         -------    -------
8mm half-high drives:
  8205, 8505, 8700, Eliant(TM) 820
  and Mammoth..........................    58.8%     65.5%
8mm full-high drives:
  8200 and 8500........................     0.3       1.2
8mm half-high libraries:
  10h, 210, 220, 440 and 480...........    18.6      13.1
8mm full-high libraries:
  10, 10i, 10e, 60 and 120.............     0.0*      0.0*
4mm drives and libraries:
  4200, 018 and 218....................     0.3       1.4
Minicartridge products:
  TR-3, TR-4i, Eagle(TM) 96, 2501
  and Nest products....................     5.6       3.4
DLT library............................     0.7       0.0
Consumables............................    14.0      11.0
Service, spares and other..............     6.5       6.5
Sales allowances.......................    (4.8)     (2.1)
                                         ------    ------
                                          100.0%    100.0%
                                         ======    ======

* Sales of these products were greater than $0 but round to 0.0%.


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

During the second quarter and first half of 1997, the customer mix shifted to resellers, retailers and end-users from OEMs and NSOs when compared to the same periods in 1996. The following table shows the customer mix for the second quarter and first half of 1997 and 1996.

CUSTOMER MIX TABLE
(As a Percentage of Net Sales)

                                         Three Months Ended
                                         ------------------
                                         June 28,   June 29,
                                           1997       1996
                                         -------    -------
Customer Type:
------------------
OEM....................................    41.1%     46.0%
Reseller...............................    49.2      43.5
NSO....................................     4.6       7.2
Retailer...............................     1.3       0.0
End-user...............................     3.8       3.3
                                         ------    ------
                                          100.0%    100.0%
                                         ======    ======

                                          Six Months Ended
                                         ------------------
                                         June 28,   June 29,
                                           1997       1996
                                         -------    -------
Customer Type:
------------------
OEM....................................    41.5%     47.3%
Reseller...............................    48.3      42.6
NSO....................................     4.9       7.0
Retailer...............................     1.2       0.0
End-user...............................     4.1       3.1
                                         ------    ------
                                          100.0%    100.0%
                                         ======    ======

During the second quarter and first half of 1997, one OEM customer accounted for 13.7% and 14.2% of sales, respectively, compared to 14.4% and 16.3% of sales for the same periods in 1996. Another OEM customer accounted for 10.9% and 13.2% of sales, respectively, compared to 13.7% and 12.9% for the same periods in 1996. One reseller customer accounted for 11.4% and 10.2% of sales during the second quarter and first six months of 1997. No other customers accounted for 10% or more of sales in any of these periods. *Since these and other major customers also sell competing products and continually review new technologies, there can be no assurance that sales to these or any other customers will continue to represent the same portion of the Company's future revenue.*

GROSS MARGIN

The gross margin percentages for the second quarter and first six months of 1997 were 26.4% and 26.8%, respectively. These figures decreased from percentages of 27.4% and 27.3%, respectively, for the comparable periods in 1996. Gross margin percentages decreased slightly due to the impact of start-up manufacturing costs on several new products introduced in 1997, increased sales of lower margin minicartridge products and increased program expenditures directed at the Company's reseller, NSO and retail customers. These impacts were partially offset by lower warranty costs in 1997 versus 1996 and the impact of a stronger dollar versus the yen, which reduced the cost of certain Japanese components.

OPERATING EXPENSES

Selling, general and administrative expenses for the second quarter and first half of 1997 increased as a percentage of sales to 15.5% and 15.2%, respectively, from 12.8% and 12.0% for the same periods in the prior year.
The increases for the quarter and year-to-date periods represented in absolute dollars are $3.4 million and $5.7 million, respectively. The increases in spending for the quarter and year-to-date periods are due to increased marketing efforts on products released during 1997 and a corporate branding program. These expenses were also modestly impacted by the opening of subsidiaries in Singapore and Canada during the latter part of 1996 and early part of 1997.

Research and development expenditures increased to 9.1% for the second quarter of 1997 compared to 9.0% for the comparable period in 1996. These expenses for the first half of 1997 increased to 10.0% of sales compared to 9.9% for the comparable period in 1996. In absolute dollars, these expenses increased by $750,000 and $68,000, respectively, for the quarter and year-to-date compared to the comparable periods in the prior year.

OTHER INCOME, NET

Other income (expense), net, consists primarily of interest income and expense, state franchise taxes, foreign currency gains and losses, the translation impact of the Company's foreign subsidiaries' balance sheets and other miscellaneous items.

TAXES

The provision for income taxes for the first half of 1997 was 34.0% of income before taxes compared to 36.0% for the comparable period in 1996.

NET INCOME

Net income per share for the second quarter of 1997 was $0.05 compared to $0.16 for the same period in 1996. For the first six months of 1997, it was $0.09 compared to $0.31 for the same period in 1996. These decreases were primarily the result of lower gross margin percentages and higher operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

During the first half of 1997, the Company expended $2.6 million of cash on operating activities, generated $800,000 in proceeds from the sale of common stock and expended $7.6 million for capital equipment and $800,000 on long-term obligations. Together, these activities resulted in a net decrease in the combined balance of cash and short-term investments of $10.2 million to a quarter-ending balance of $56.6 million. The Company's working capital increased to $148.2 million at June 28, 1997 from $143.7 million at December 28, 1996.

The Company has a $7.5 million bank line of credit which expires April 30, 1998. Under this agreement, borrowings under the line are limited to 80% of eligible accounts receivable plus 25% of eligible inventory (limited to $3,000,000). On July 22, 1997 the amount available under the line was $7.5 million and no borrowings were outstanding. Borrowings under the line of credit bear interest at the lower of the bank's prime rate or LIBOR + 2%. The ability to borrow under this line of credit is dependent upon the Company's adherence to a set of financial covenants. The Company is currently in compliance with all such covenants.

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




Item 6.  Exhibits and Reports on Form 8-K

(a)     Exhibit Index

          Exhibit
          Number               Description
          -------              -----------
          27.0                 Financial Data Schedule



(b) Reports on Form 8-K: There were no reports on Form 8-K for the three month period ended June 28, 1997.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      EXABYTE CORPORATION
                                      Registrant



Date     August 11, 1997              By
     -----------------------             -----------------------------------
                                         President, Chief Executive Officer
                                         and Chief Financial Officer