Form 10-Q/A
period 1997-06-28
EXABYTE CORP /DE/
filed 1997-08-26
CIK 855109

-----------------------------------------------------------------------------
           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                                10-Q/A

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

EXABYTE CORPORATION AND SUBSIDIARIES



TABLE OF CONTENTS



PART I     FINANCIAL INFORMATION
                                                                        Page

Item 1.     Financial Statements
            Consolidated Balance Sheets --
                 June 28, 1997 and December 28, 1996..............       3

            Consolidated Statements of Operations --
                 Three and Six Months Ended June 28, 1997 and
                 June 29, 1996 (Unaudited)........................       4-5

            Consolidated Statements of Cash Flows --
                 Six Months Ended June 28, 1997 and June 29, 1996
                 (Unaudited)......................................       6-7

            Notes to Consolidated Financial Statements
                 (Unaudited)......................................       8-9


Item 2.     Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations.......................................       10-15




PART II.   OTHER INFORMATION


Item 4.    Submission of Matters to a Vote of Security Holders....       16


Item 6.    Exhibits and Reports on Form 8-K.......................       16-18

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


Item 4.  Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Shareholders held on May 9, 1997,
Mr. Mark W. Perry was re-elected to the Company's Board of Directors for a three-year term.

The vote was as follows:

Name of Director           Total Vote For           Total Vote Withheld
----------------           --------------           -------------------
Mark W. Perry                18,604,236                  729,756

Messrs. Ralph Z. Sorenson and Thomas E. Pardun will continue in office until the 1999 Annual Meeting of Shareholders. Messrs. Peter D. Behrendt, Bruce M. Holland and Thomas G. Washing will continue in office until the 1998 Annual Meeting of Shareholders.

In addition, the following matters were approved:

                              Total     Total Vote   Total Vote   Total Broker
Matter Voted On              Vote For    Against     Abstaining     Non-Vote
---------------             ---------   ----------   ----------   ------------
Ratification and approval
of the Company's Incentive
Stock Plan, as amended....  8,992,888    3,899,983      435,953      6,005,168

Ratification of Price
Waterhouse LLP as the
Company's independent
accountants............... 18,909,689       79,424      344,879         -0-


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



                                      EXABYTE CORPORATION
                                      Registrant



Date    August    , 1997              By
     -----------------------             -----------------------------------
                                         President, Chief Executive Officer
                                         and Chief Financial Officer