Form 10-Q
period 1997-09-27
EXABYTE CORP /DE/
filed 1997-11-12
CIK 855109

-----------------------------------------------------------------------------
           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                                10-Q

(Mark One)
/X/ Quarterly Report Pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended September 27, 1997

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

      Yes          /X/                      No          /  /


As of November 3, 1997, there were 22,380,689 shares outstanding of the Registrant's Common Stock (par value $0.001 per share).

-----------------------------------------------------------------------------

EXABYTE CORPORATION AND SUBSIDIARIES



TABLE OF CONTENTS



PART I     FINANCIAL INFORMATION
                                                                        Page

Item 1.     Financial Statements
            Consolidated Balance Sheets --
                 September 27, 1997 and December 28, 1996.........       3

            Consolidated Statements of Operations --
                 Three and Nine Months Ended September 27, 1997
                 and September 28, 1996 (Unaudited)...............       4-5

            Consolidated Statements of Cash Flows --
                 Nine Months Ended September 27, 1997 and
                 September 28, 1996 (Unaudited)...................       6-7

            Notes to Consolidated Financial Statements
                 (Unaudited)......................................       8-9


Item 2.     Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations.......................................       10-15




PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.......................       16-30

PART I  Item 1.  Financial Statements
EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (In thousands)

                                                  September 27,  December 28,
                                                       1997          1996
                                                     --------      --------
ASSETS
Current assets:
     Cash and cash equivalents.................      $ 43,642      $ 46,223
     Short-term investments....................         4,000        20,600
     Accounts receivable, less allowance
       for doubtful accounts and customer
       returns and credits of $7,397 and
       $7,315, respectively....................        54,062        56,414
     Inventories, net..........................        50,628        55,765
     Deferred income taxes.....................        15,134        14,172
     Income tax refund receivable..............        13,954            --
     Other current assets......................         3,492         3,211
                                                     --------      --------
          Total current assets.................       184,912       196,385
Property and equipment, net....................        40,388        45,187
Deferred income taxes..........................         8,228        10,055
Other assets...................................         2,083         4,499
                                                     --------      --------
                                                     $235,611      $256,126
                                                     ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable..........................       $16,264       $18,916
     Accrued liabilities.......................        25,791        31,900
     Accrued income taxes......................         2,050         1,007
     Current portion of long-term obligations..           786           832
                                                     --------      --------
          Total current liabilities............        44,891        52,655
Long-term obligations..........................         2,979         3,458
                                                     --------      --------
          Total liabilities....................        47,870        56,113
Stockholders' equity:                                --------      --------
     Preferred stock, $.001 par value;
       14,000 shares authorized; no shares
       issued and outstanding..................           --             --
     Common stock, $.001 par value; 50,000 shares
       authorized; 22,372 and 22,184 shares
       issued and outstanding, respectively....            22            22
     Capital in excess of par value............        65,071        64,124
     Treasury stock, at cost, 15 shares
      outstanding for both periods.............            (9)           (9)
     Retained earnings.........................       122,657       135,876
                                                     --------      --------
          Total stockholders' equity...........       187,741       200,013
                                                     --------      --------
                                                     $235,611      $256,126
                                                     ========      ========

       The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

                                                        Three Months Ended
                                                      ----------------------
                                                     Sept. 27,      Sept. 28,
                                                        1997          1996
                                                      -------        -------
Net sales....................................         $78,474        $92,741
Cost of goods sold...........................          79,643         66,079
                                                      -------        -------
Gross profit.................................          (1,169)        26,662

Operating expenses:
     Selling, general and administrative.....          15,612         11,921
     Research and development................          10,463          9,248
                                                      -------        -------
Income (loss) from operations................         (27,244)         5,493
Other income, net............................              38            293
                                                      -------        -------
Income (loss) before income taxes............         (27,206)         5,786

Provision (benefit) for income taxes.........         (11,914)         2,083
                                                      -------        -------
Net income (loss)............................        $(15,292)       $ 3,703
                                                      =======        =======

Net income (loss) per share..................          $(0.68)         $0.17
                                                      =======        =======
Common and common equivalent shares used
     in the calculation of net income (loss)
     per share...............................          22,356         22,302
                                                      =======        =======


          The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

                                                        Nine Months Ended
                                                      ----------------------
                                                     Sept. 27,      Sept. 28,
                                                        1997          1996
                                                      -------        -------
Net sales....................................        $261,043       $277,023
Cost of goods sold...........................         213,281        199,998
                                                      -------        -------
Gross profit.................................          47,762         77,025

Operating expenses:
     Selling, general and administrative.....          43,434         34,063
     Research and development................          28,702         27,420
                                                      -------        -------
Income (loss) from operations................         (24,374)        15,542
Other income, net............................             309          1,126
                                                      -------        -------
Income (loss) before income taxes............         (24,065)        16,668

Provision (benefit) for income taxes.........         (10,847)         6,000
                                                      -------        -------
Net income (loss)............................        $(13,218)      $ 10,668
                                                      =======        =======

Net income (loss) per share..................          $(0.59)         $0.48
                                                      =======        =======
Common and common equivalent shares used
     in the calculation of net income (loss)
     per share...............................          22,308         22,288
                                                      =======        =======


          The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)


                                                        Nine Months Ended
                                                      ----------------------
                                                     Sept. 27,      Sept. 28,
                                                       1997           1996
                                                     --------       --------
Cash flows from operating activities:
     Cash received from customers............        $263,842       $269,773
     Cash paid to suppliers and employees....        (272,948)      (265,324)
     Interest received.......................           1,655          2,161
     Interest paid...........................            (469)          (393)
     Income taxes paid.......................          (1,509)        (2,609)
     Income tax refund received..............             432          4,160
          Net cash provided (used) by                --------       --------
            operating activities.............          (8,997)         7,768
                                                     --------       --------


Cash flows from investing activities:
     Sale of short-term
       investments, net......................          16,600         21,800
     Capital expenditures....................          (9,765)       (12,704)
          Net cash provided by                       --------       --------
            investing activities.............           6,835          9,096
                                                     --------       --------


Cash flows from financing activities:
     Net proceeds from issuance of
       common stock..........................             824          3,826
     Principal payments under long-term
       obligations...........................          (1,243)          (698)
          Net cash provided (used) by                --------       --------
            financing activities.............            (419)         3,128
                                                     --------       --------


Net increase (decrease) in cash and cash
     equivalents.............................          (2,581)        19,992
Cash and cash equivalents at beginning
     of period...............................          46,223         40,137
                                                     --------       --------
Cash and cash equivalents at end
     of period...............................        $ 43,642       $ 60,129
                                                     ========       ========


          The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

                                                         Nine Months Ended
                                                      ----------------------
                                                       Sept. 27,    Sept. 28,
                                                         1997         1996
                                                      ----------   ---------
Reconciliation of net income (loss) to net cash
  provided (used) by operating activities:
     Net income (loss).........................         $(13,218)    $10,668
     Adjustments to reconcile net income (loss)
       to net cash provided (used) by operating
       activities:
       Depreciation, amortization
         and other.............................           17,445      12,200
       Deferred income tax provision...........              865       1,726
       Provision for losses and reserves
         on accounts receivable................           10,720       6,867

Change in assets and liabilities:
     Accounts receivable.......................           (8,368)    (14,552)
     Inventories...............................            5,137     (12,323)
     Income tax receivable.....................          (13,954)         --
     Other current assets......................             (281)      5,240
     Other assets..............................              252      (1,545)
     Accounts payable..........................           (2,652)      4,421
     Accrued liabilities.......................           (6,109)     (3,571)
     Accrued income taxes......................            1,166      (1,363)
                                                        --------     -------
          Net cash provided (used) by
           operating activities................         $ (8,997)    $ 7,768
                                                        ========     =======

Supplemental schedule of non-cash
  investing and financing activities:
     Income tax benefit of disqualifying
       dispositions of common stock............          $   122     $   186
     Note payable issued to purchase
       software licenses.......................              626          --
     Capital lease obligations.................              137          --




     The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1--ACCOUNTING PRINCIPLES

The consolidated balance sheet as of September 27, 1997, the consolidated statements of operations for the three and nine months ended September 27, 1997 and September 28, 1996, as well as the consolidated statements of cash flows for the nine months ended September 27, 1997 and September 28, 1996, have been prepared by the Company without an audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation thereof, have been made.

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

Note 2--INVENTORIES

Inventories consist of the following:

                                                   September 27,  December 28,
                                                        1997          1996
                                                    ----------     ----------
                                                           (In thousands)
Raw materials and component parts............         $33,048        $34,865
Work-in-process..............................           2,461          2,692
Finished goods...............................          15,119         18,208
                                                      -------        -------
                                                      $50,628        $55,765
                                                      =======        =======

Note 3--ACCRUED LIABILITIES
Accrued liabilities consist of the following:

                                                   September 27,  December 28,
                                                        1997         1996
                                                    ----------     ---------
                                                           (In thousands)
Wages and employee benefits..................         $ 8,320        $ 8,494
Warranty and other related costs.............          10,273         18,373
Other........................................           7,198          5,033
                                                      -------        -------
                                                      $25,791        $31,900
                                                      =======        =======


Note 4--NET INCOME (LOSS) PER SHARE

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

Note 5--RESTRUCTURING

During the third quarter of 1997, the Company incurred $17.9 million in pre-tax charges related to global restructuring and repositioning. These special charges resulted from a reduction in the size of the workforce, the termination of certain development programs, and the phase-out of some existing product lines. Charges include $16.2 million in inventory-frelated charges and product repositioning, and $1.7 million related to workforce reductions.

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

RESTRUCTURING CHARGES

During the third quarter of 1997, the Company incurred $17.9 million in pre-tax charges related to global restructuring and repositioning. These special charges resulted from a reduction in the size of the workforce, the termination of certain development programs, and the phase-out of some existing product lines. Charges include $16.2 million in inventory-related charges and product repositioning, and $1.7 million related to workforce reductions. These charges reduced earnings per share for the third quarter and first nine months of 1997 by $0.41 in both periods. Further discussions of these charges have been included elsewhere in management's discussion and analysis as deemed necessary.

YEAR 2000 COMPLIANCE

The Company is currently evaluating the risks and costs associated with Year 2000 compliance. The Company is in the early stage of this evaluation and there can be no assurance that the costs of compliance will not result in a material charge to the Company.

RESULTS OF OPERATIONS

The following table sets forth unaudited operating results for the three and nine month periods ended September 27, 1997 and September 28, 1996 as a percentage of sales in each of these periods. This data has been derived from the unaudited consolidated financial statements.

                                                        Three Months Ended
                                                       ---------------------
                                                      Sept. 27,      Sept. 28,
                                                        1997           1996
                                                       ------         ------
Net sales....................................          100.0%         100.0%
Cost of goods sold...........................          101.5           71.3
                                                       ------         ------
Gross margin.................................           (1.5)          28.7
Operating expenses:
  Selling, general and administrative........           19.9           12.8
  Research and development...................           13.3           10.0
                                                       ------         ------
Income (loss) from operations................          (34.7)           5.9
Other income, net............................            0.0            0.3
                                                       ------         ------
Income (loss) before income taxes............          (34.7)           6.2
Provision (benefit) for income taxes.........          (15.2)           2.2
                                                       ------         ------
Net income (loss)............................          (19.5)%          4.0%
                                                       ======         ======

                                                         Nine Months Ended
                                                       ---------------------
                                                      Sept. 27,      Sept. 28,
                                                        1997           1996
                                                       ------         ------
Net sales....................................          100.0%         100.0%
Cost of goods sold...........................           81.7           72.2
                                                       ------         ------
Gross margin.................................           18.3           27.8
Operating expenses:
  Selling, general and administrative........           16.6           12.3
  Research and development...................           11.0            9.9
                                                       ------         ------
Income (loss) from operations................           (9.3)           5.6
Other income, net............................            0.1            0.4
                                                       ------         ------
Income (loss) before income taxes............           (9.2)           6.0
Provision (benefit) for income taxes.........           (4.1)           2.1
                                                       ------         ------
Net income (loss)............................           (5.1)%          3.9%
                                                       ======         ======

NET SALES

Net sales for the three and nine month periods ended September 27, 1997 were $78.5 million and $261.0 million, respectively. Sales for these periods represented decreases from the same periods in the prior year. Net sales for the third quarter decreased by 15.3% from $92.7 million for the same period in 1996. Net sales for the year-to-date decreased 5.8% from $277.0 for the same period in 1996.

During the first nine months of 1997, sales of the Company's half-high drives and current library products represented 77.9% of revenue. This is a decrease from 79.2% for the same period in 1996. Sales of minicartridge products increased to 5.6% of revenue from 5.1% for the same period in the previous year. Consumables and service revenues increased in absolute dollars and as a percentage of sales for the first nine months of 1997 compared to the same period in 1996.

The remainder of sales during the first nine months of 1997 and 1996, along with a recap of the products described above are listed in the following table.

PRODUCT MIX TABLE
(As a Percentage of Net Sales)

                                         Nine Months Ended
                                         ------------------
                                        Sept. 27,  Sept. 28,
                                          1997       1996
                                         -------    -------
8mm half-high drives:
  8205, 8505, 8700, Eliant(TM) 820
  and Mammoth..........................    58.7%     65.2%
Libraries:
  10h, 210, 220, 440, 480 and DLT......    19.2      14.0
Minicartridge products:
  TR-3, TR-4i, Eagle(TM) 96, 2501
  and Nest products....................     5.6       5.1
Other end-of-life drives and libraries.     0.5       1.9
Consumables............................    14.4      11.1
Service, spares and other..............     6.5       5.8
Sales allowances.......................    (4.9)     (3.1)
                                         ------    ------
                                          100.0%    100.0%
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

The customer mix during the third quarter of 1997 shifted to OEMs from NSOs, resellers and retailers when compared to the same period in 1996. For the first nine months of 1997, sales shifted to resellers from NSOs, OEMs and end-users over the same period in the prior year. OEM and reseller customers represented the majority of sales in the third quarter and first nine months of both 1997 and 1996. The following table shows the customer mix for the third quarter and first nine months of 1997 and 1996.

CUSTOMER MIX TABLE
(As a Percentage of Net Sales)

                                         Three Months Ended
                                         ------------------
                                        Sept. 27,  Sept. 28,
                                           1997       1996
                                         -------    -------
Customer Type:
------------------
OEM....................................    46.4%     38.8%
Reseller...............................    46.2      49.3
NSO....................................     3.2       6.6
Retailer...............................    (0.2)      1.3
End-user...............................     4.4       4.0
                                         ------    ------
                                          100.0%    100.0%
                                         ======    ======

                                         Nine Months Ended
                                         ------------------
                                        Sept. 27,  Sept. 28,
                                           1997       1996
                                         -------    -------
Customer Type:
------------------
OEM....................................    43.0%     44.5%
Reseller...............................    47.6      44.9
NSO....................................     4.4       6.8
Retailer...............................     0.8       0.4
End-user...............................     4.2       3.4
                                         ------    ------
                                          100.0%    100.0%
                                         ======    ======

During the third quarter and first nine months of 1997, one OEM customer accounted for 15% and 14% of sales, respectively, compared to 9% and 11%, respectively for the comparable periods in 1996. For these same periods, another OEM customer accounted for 12% and 11% of sales, respectively, compared to 15% and 16%, respectively, for the comparable periods in 1996.
A third OEM customer accounted for 11% and 11% of sales during the third quarter and first nine months of 1997. No other customers accounted for 10% or more of sales in any of these periods. *Since these and other major customers also sell competing products and continually review new technologies, there can be no assurance that sales to these or any other customers will continue to represent the same portion of the Company's future revenue.*

GROSS MARGIN

Gross margin percentages for the third quarter and first nine months of 1997 decreased to -1.5% and 18.3%, respectively, compared to 28.7% and 27.8%, respectively, for the comparable periods in 1996. The 1997 margins include third quarter special charges of $15.7 million which reduced them to the figures shown from 18.3% and 24.2%, respectively, for the third quarter and first nine months of 1997. Decreases in gross margin percentages are due to the impact of start-up manufacturing costs on several new products introduced in 1997, increased sales of lower margin minicartridge products, and increased program expenditures directed at the Company's reseller, NSO and retail customers. These impacts were partially offset by lower warranty costs in 1997 versus 1996 and the impact of a stronger dollar versus the yen, which reduced the cost of certain Japanese components.

OPERATING EXPENSES

Selling, general and administrative expenses increased as a percentage of sales to 19.9% and 16.6%, respectively, for the third quarter and first nine months of 1997 compared to 12.8% and 12.3%, respectively, for the same periods in 1996. Represented in absolute dollars, the increases for the quarter and year-to-date are $3.7 million and $9.4 million, respectively. The increases in spending for the quarter and year-to-date periods are due to increased marketing expenditures on products released during 1997 and a corporate branding awareness program. These expenses were also modestly impacted by the opening of subsidiaries in Singapore and Canada during the latter part of 1996 and early part of 1997. Additionally, third quarter special charges increased these expenses for the third quarter and first nine months of 1997 by 1.3% and 0.3%, respectively, as a percentage of revenue.

Research and development expenditures increased to 13.3% and 11.0% of sales, respectively, for the third quarter and first nine months of 1997 compared to 10.0% and 9.9%, respectively, for the comparable periods in 1996. Represented in absolute dollars, the increases for the quarter and year-to-date are $1.2 million and $1.3 million, respectively. These increases are due to increased spending on new product development efforts. Third quarter special charges increased these expenses for the third quarter and first nine months of 1997 by 2.0% and 0.6%, respectively.

OTHER INCOME (EXPENSE), NET

Other income (expense), net, consists primarily of interest income and expense, state franchise taxes, foreign currency gains and losses, the translation impact of the Company's foreign subsidiaries' balance sheets and other miscellaneous items.

TAXES

The provision for income taxes for the first nine months of 1997 was 45.1% of income before taxes compared to 36.0% for the comparable period in 1996. The tax rate in the third quarter was positively impacted by the effect of additional research and experimentation tax credits claimed for the years 1993-1996. *The effective tax rate for fiscal 1997 is expected to be approximately 45%.*

NET INCOME (LOSS)

Net loss per share was $0.68 and $0.59, respectively, for the third quarter and first nine months of 1997. This compares to a net income per share of $0.17 and $0.48, respectively, for the same periods in 1996. The decreases are due to lower gross margins and higher operating expenses resulting, in part, from the special charges related to a reduction in the size of the workforce, the termination of certain development programs, and the phase-out of some existing product lines. These charges increased the Company's net loss per share for the third quarter and first nine months of 1997 by $0.41 for each period. Lower revenues were also a factor.

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of 1997, the Company expended $9.0 million of cash on operating activities, generated $800,000 in proceeds from the sale of common stock and expended $9.8 million for capital equipment and $1.2 million on long-term obligations. Together, these activities resulted in a net decrease in the combined balance of cash and short-term investments of $19.2 million to a quarter-ending balance of $47.6 million. The Company's working capital decreased to $140.0 million at September 27, 1997 from $143.7 million at December 28, 1996.

The Company has a $7.5 million bank line of credit which expires April 30, 1998. Under this agreement, borrowings under the line are limited to 80% of eligible accounts receivable plus 25% of eligible inventory (limited to $3,000,000). On November 3, 1997 the amount available under the line was $7.5 million and no borrowings were outstanding. Borrowings under the line of credit bear interest at the lower of the bank's prime rate or LIBOR + 2%.
The ability to borrow under this line of credit is dependent upon the Company's adherence to a set of financial covenants including the need to maintain positive cash flow on a quarterly basis. As a result of the loss for the quarter and year-to-date, the Company was in technical violation of this cash flow covenant. This violation was subsequently waived by the lender.

*The Company believes its existing sources of liquidity and funds expected to be generated from operations will provide adequate cash to fund the Company's anticipated working capital and other cash requirements through fiscal 1998.*

PART II.



Item 6.  Exhibits and Reports on Form 8-K

(a)     Exhibit Index

          Exhibit
          Number               Description
          -------              -----------

        **10.1 Incentive Stock Plan, as amended and restated on January 16, 1997.
          27.0                 Financial Data Schedule



(b) Reports on Form 8-K: There were no reports on Form 8-K for the three month period ended September 27, 1997.


































**Indicates a compensation plan filed pursuant to Item 602(b)(10) of Regulation S-K.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      EXABYTE CORPORATION
                                      Registrant



Date    November 12, 1997             By     /s/ William L. Marriner
     -----------------------             -----------------------------------
                                         President, Chief Executive Officer
                                         and Chief Financial Officer