Form 10-K
period 1998-01-03
EXABYTE CORP /DE/
filed 1998-03-25
CIK 855109

-----------------------------------------------------------------------------
                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                             FORM 10-K

          (Mark One)
      [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the fiscal year ended January 3, 1998

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

      Yes          /X/                      No          /  /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.                                                       ( )

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of March 2, 1998 was $152,250,509 based on the closing sale price on such date. The aggregate number of shares of common stock outstanding on March 2, 1998 was 19,333,398(a).

Document incorporated by reference: Proxy Statement for the 1998 Annual Meeting of Stockholders scheduled to be held May 4, 1998: Part III, Items 10, 11, 12, and 13.

(a) Excludes 3,146,515 shares of common stock held by directors, executive officers and stockholders whose ownership exceeds ten percent of the common stock outstanding at March 2, 1998. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of registrant, or that such person is controlled by or under common control with the registrant.

PART I

Item 1.
BUSINESS.

THE COMPANY
-----------

Exabyte Corporation ("Exabyte" or the "Company") was incorporated in June 1985 under the laws of the State of Delaware. Exabyte designs, manufactures and markets a full range of 8mm tape drives and 8mm, DLT(TM) and 4mm tape libraries. Exabyte also provides its own brand of recording media, software utilities and worldwide service and support.

The Company's strategic focus is the information storage and retrieval tape drive market for workstations, mid-range computer systems and networks, primarily for data backup and archival applications. Computer manufacturers and resellers require a variety of storage products which vary in price, performance, capacity and form-factor characteristics as their needs for data backup and archival storage increase. Exabyte's current strategy is to offer a number of products to address a broad range of these requirements.

In June 1997, Exabyte segmented its operations into four divisions, each responsible for a specific line of products or services: the Enterprise division, responsible for Exabyte's line of 8mm tape drive products and media; the Storage Automation Solutions division, responsible for robotic tape libraries; the Worldwide Service division, responsible for service programs and support for Exabyte's products and customers; and the Eagle(RTM) division, created in 1995, responsible for Exabyte's line of minicartridge drives and media. In December 1997, Exabyte announced the closure of its Eagle(RTM) division.

In addition to the historical information contained in this document, the following discussion contains forward-looking statements that involve future risks and uncertainties. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. Words such as "believes," "anticipates," "expects," "intends," "plans" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "RISK FACTORS."

PRODUCTS AND SERVICES
---------------------

The Company manufactures 8mm tape drive products and robotic libraries, which incorporate Exabyte's own 8mm tape drives, as well as 4mm and DLT(TM) tape drives manufactured by others. Exabyte's 8mm tape drives products offer data capacities ranging from 5GB to 40GB with data compression (described below). These tape drive products address the mid-range to high-end server markets, the remainder of which is largely served by 4mm and half-inch linear tape drives produced by competitors. Exabyte's robotic tape libraries incorporate one or more tape drives and multiple media cartridges. In addition, Exabyte provides a variety of services for its products, as well as recording media and cleaning cartridges for its products.

There can be no assurance that any of the current or announced products or services listed below will be successfully developed, made commercially available on a timely basis or achieve market acceptance. Exabyte encounters a number of risks in producing and selling its products and services. For a description of the risks associated with Exabyte's products and services please refer to the "RISK FACTORS--Product Development," "RISK FACTORS--Media Constraints," "RISK FACTORS--Product Quality and Performance" and "RISK FACTORS--Management of Business and Product Transitions" sections below.

8mm Tape Drive Products
=======================

Exabyte's 8mm tape drive products and media are the responsibility of the Enterprise division. These products address the mid-range markets including UNIX, and NT server markets and are sold primarily to Exabyte's reseller and original equipment manufacturer ("OEM") customers. In 1997, sales of 8mm tape drive products represented 59% of revenue, while in 1996 and 1995, sales represented 65% and 60% of total revenue, respectively. Exabyte's 8mm tape drive products are based on helical scan technology and utilize a SCSI interface. The tape drive products also incorporate a licensed compression algorithm for data compression. All data capacities and transfer rates indicated for the products listed below assume a compression ratio of two to one. Actual compression will vary depending on the nature of the data and the drive and media quality.

The primary factors distinguishing the Company's tape drive products from one another are form factor, data capacity, and transfer rate.

         Form Factor - the physical size of the device with respect to industry standard formats.

         Data Capacity - the total amount of data which can be stored on a single media cartridge.

         Transfer Rate - the speed that data may be transferred to or from the tape drive.

Current 8mm Tape Drive Products
-------------------------------

Exabyte Mammoth

The Company's Mammoth 8mm tape drive targets large department networks and application servers and may be incorporated into most of Exabyte's 8mm libraries. Mammoth is Exabyte's fastest, highest capacity 8mm tape drive with a data capacity of 40GB and a transfer rate of 6MB per second. Mammoth features an industry-standard 5 1/4" half-high form factor and is compatible with all Exabyte 8mm tape drive products. Mammoth is dependent upon and only writes to Advanced Metal Evaporated ("AME") media, but can read media cartridges written by Exabyte's other 8mm tape drive products. AME media is supplied to Exabyte exclusively by Sony Corporation, a competitor to the Company. The Company has experienced constraints in the supply of AME media. Please refer to the "RISK FACTORS--Media Constraints" and "RISK FACTORS--Supplier Dependence" sections below.

Exabyte Eliant(TM) 820

The Eliant(TM) 820 tape drive, which targets mid-range networks and smaller mixed workstations, features a 14GB data capacity and a transfer rate of 2MB per second. The Eliant(TM) 820 may be incorporated into Exabyte's 8mm libraries and comes in an industry-standard 5 1/4" half-high form factor.

Exabyte 8700

The Exabyte 8700, which targets entry-level networks, features a data capacity of 14GB and a 1MB-per-second transfer rate. The Exabyte 8700 comes in a stand-alone design that includes its own power supply and is housed in a desktop enclosure.

Media
-----

Exabyte provides various types of media cartridges, as well as cleaning cartridges and data cartridge holders, for its 8mm tape drive products. The high-quality media, produced by one or more third parties, is available in different lengths to handle various data storage requirements. The growth of Exabyte's Mammoth and follow-on Mammoth drives is dependent upon the supply of AME media. There are several risks associated with Mammoth media dependence. For a description of those risks, please refer to the "RISK FACTORS-- Media Constraints" section below. Sales of media and media related products represented approximately 15%, 12% and 9% of sales in 1997, 1996 and 1995, respectively.

Robotic Tape Library Products
=============================

Exabyte's robotic tape libraries and associated products are the responsibility of the Storage Automation Solutions division. Exabyte offers a family of robotic tape libraries which automate the storage and retrieval of substantial amounts of data. Each library incorporates one or more tape drives and multiple media cartridges. The primary sales channels for Exabyte's robotic tape libraries are OEMs and resellers. The libraries are targeted for use in applications ranging from small department networks to large application servers. In 1997, revenues from robotic tape library sales were 18% of total revenue, while in both 1996 and 1995, sales represented 14% of revenues. The Company's robotic tape libraries typically provide relatively higher levels of profit margin contribution to the Company's results of operations. Any shortfall in the sale of these products would have a relatively higher negative effect on the Company's margins than the Company's other products. All data capacities and transfer rates indicated for the products listed below assume a compression ratio of two to one. Actual compression will vary depending on the nature of the data and the drive and media quality.

Current Robotic Tape Library Systems
------------------------------------

Exabyte 440/480

The Exabyte 440 and 480 libraries target large enterprise application servers and networks and support applications such as unattended network backup/ restore. These libraries represent Exabyte's largest capacity library offerings. The Exabyte 440 incorporates up to four 8mm tape drives and up to 40 media cartridges, while the Exabyte 480 incorporates up to four 8mm tape drives and up to 80 media cartridges (the Exabyte 440 can be upgraded to an

Exabyte 480 library.) At full capacity (four Mammoth tape drives and 80 media cartridges) the Exabyte 480 offers a data capacity of 3.2TB and a transfer rate of 24MB per second. The libraries feature a standard bar code scanner and come in both rack and tower configurations.

Exabyte 210/220

The Exabyte 210 and 220 libraries target small and large department networks, respectively, as well as mid-range file and application servers. Their applications include unattended network backup/restore. The Exabyte 210 library incorporates up to two 8mm tape drives and up to 10 media cartridges, while the Exabyte 220 library incorporates up to two 8mm tape drives and up to 20 media cartridges (the Exabyte 210 can be upgraded to an Exabyte 220 library). At full capacity (two Mammoth tape drives and 20 media cartridges), the Exabyte 220 offers a data capacity of 800GB and a transfer rate of 12MB per second. The libraries feature a bar code scanner (standard on the Exabyte
220) and come in both rack and tower configurations.

Exabyte 10h

The Exabyte 10h library targets small department networks and supports applications such as network backup/restore. The Exabyte 10h incorporates one Eliant(TM) 820 tape drive and up to 10 media cartridges. At full capacity, the Exabyte 10h library offers a data capacity of 144GB and a transfer rate of 2MB per second.

Exabyte 218

The Exabyte 218 library, Exabyte's 4mm tape library, targets small to mid-sized department networks and supports applications such as network backup/restore. The Exabyte 218 incorporates up to two DDS-2 4mm tape drives and up to 18 media cartridges, and comes in both rack and tower configurations. At full capacity, the Exabyte 218 offers a data capacity of 144GB and a transfer rate of 2MB per second.

Exabyte 18D

The Exabyte 18D is Exabyte's first DLT(TM) library. The Exabyte 18D targets small department networks and mid-range file and application servers. The Exabyte 18D supports such applications as unattended network backup/restore. The Exabyte 18D library incorporates a single DLT(TM) 4000 or DLT(TM) 7000 tape drive from Quantum Corporation ("Quantum") and up to eight media cartridges.
At full capacity (with a DLT(TM) 7000 drive), the Exabyte 18D offers a data capacity of up to 560GB and a transfer rate of up to 10MB per second. The Exabyte 18D also comes in both rack and tower configurations.

Announced Robotic Tape Library Systems
----------------------------------------

Exabyte 230D

The Exabyte 230D is Exabyte's most recent DLT(TM) library offering. The Exabyte 230D targets large client-server and department networks and supports applications such as unattended network backup/restore. The Exabyte 230D incorporates up to two Quantum DLT(TM) 4000 or DLT(TM) 7000 tape drives and up to 30 media cartridges. At full capacity (with two DLT(TM) 7000 tape drives), the Exabyte 230D offers a data capacity of 1.2TB and a transfer rate of 20MB per second. The Exabyte 230D features a standard bar code scanner, comes in both rack and tower configurations and is field upgradable to future

DLT(TM) library offerings. Worldwide shipping of the Exabyte 230D to customers is scheduled to begin in the first half of 1998.

There can be no assurance that this or any announced or unannounced product will be successfully developed, made commercially available on a timely basis or achieve market acceptance. Please refer to the "RISK FACTORS--Product Development" section below.

Service
=======

Exabyte's Worldwide Service division provides a full range of in-warranty and out-of-warranty support services for Exabyte's library, tape drive, and media products. These services, which are delivered through a worldwide network of service centers and authorized service providers, support Exabyte OEM, reseller and end-user customers in the deployment, operation and maintenance of Exabyte products.

The service programs offered by the Worldwide Service division for Exabyte's products and media include those listed below:

         Products                                     Service Programs
         --------                                     ----------------
         Robotic Tape Libraries.......................Hardware conversions
                                                      Parts support
                                                      Depot repair
                                                      On-site service
         8mm Tape Drive Products......................Extended warranties
                                                      Hardware upgrades
                                                      Depot repair
                                                      Next-day advance exchange
         Media........................................Warranty exchange
                                                      Data recovery
                                                      Media conversions

In 1997, revenue from service and support programs accounted for 7% of total revenue, while in both 1996 and 1995 these programs accounted for 6% of revenues.

Minicartridge Tape Drive Products
=================================

During 1997, Exabyte's Eagle(RTM) division was responsible for the Eagle(RTM) line of minicartridge tape drive products and related media. These products targeted the desktop PC and PC server markets. The Eagle(RTM) division's primary sales channels were resellers and retailers, although the division began marketing its products to OEMs in 1997.

The Company announced the closure of its Eagle(RTM) division in December 1997 and took certain restructuring charges related to the closure. See RESTRUCTURING CHARGES in the Management's Discussion and Analysis section below.

In 1997, sales of minicartridge tape drive products represented 6% of total revenue, while in 1996 and 1995, sales accounted for 5% and 2% of revenue, respectively.

MARKETING AND CUSTOMERS
-----------------------

Exabyte markets its products worldwide to OEMs and resellers. Initial sales of new products are often made to resellers who are usually quicker to evaluate, integrate, and adopt new technology. OEM sales generally increase as the new product successfully completes the necessary qualification process. For a description of the risks associated with Exabyte's customers and customer dependence, please refer to the "RISK FACTORS--Customer Dependence," "RISK FACTORS--Market Demand" and "RISK FACTORS--Year 2000" sections below.

OEMs
----

OEM customers incorporate Exabyte drives as part of their own systems. Exabyte works with its OEM customers during early product development stages to help ensure its products will readily integrate into these customers' systems.

The sales cycle for an OEM typically covers many months. During this time, the OEM evaluates the technology, qualifies the product specifications and verifies Exabyte's compliance with product specifications. The OEM then integrates the product into its system and publicly announces the integration toward the end of the sales cycle before volume shipments of Exabyte's products are made to the OEM. Product sales to OEMs represented 49% of total sales in 1997. In 1996 and 1995, these sales were 51% and 55%, respectively, of total sales.

Resellers
---------

The Company's reseller customers purchase products for resale and may provide all or some of the following services: distribution, system upgrades, value-add or other services. Resellers may use the Company's tape drive products to upgrade various types of installed computer systems, including those manufactured by IBM, Sun Microsystems and Digital Equipment Corporation.
Some resellers package the Company's tape drives into a stand-alone enclosure containing a power supply and software for attachment to the end-user's system. Resellers may also combine the Company's products with other storage devices, such as single or multiple disk drives, to deliver a value-added storage solution. Resellers also distribute Exabyte's products to OEMs and end-users. The Company often supports some of its reseller customers by providing marketing and technical support directly to their customers, thereby incurring certain additional costs for such sales. Other costs and risks associated with the reseller business include inventory price protections, stock rotation obligations and customer rebates. The reseller business is also characterized by relatively short order lead times which limit the Company's ability to forecast sales to these customers. Please refer to the "RISK FACTORS--Market Demand" section below. Sales to resellers represented approximately 46%, 45% and 42% of sales in 1997, 1996 and 1995, respectively.

International
-------------

Exabyte also markets its products overseas directly to OEMs, as well as through resellers to OEMs and end-users. Each of the Company's international markets is served by resellers with rights to sell the Company's products in a country or group of countries. Direct international sales accounted for approximately 32%, 30%, and 31% of sales in 1997, 1996, and 1995, respectively. (See Note 9 of Notes to Consolidated Financial Statements.) In addition, many of Exabyte's domestic customers ship a significant portion of Exabyte's products to their overseas customers. Currently, a very small percentage of the Company's international sales are denominated in foreign currencies and are affected by foreign exchange rate fluctuations. In addition, changes in the foreign exchange rates may adversely affect the volume of sales denominated in U.S. dollars to overseas customers. Exabyte's sales are also subject to risks common to export activities, including government regulation or seizure of property, tariffs, and import restrictions. For a description of these and other risks associated with international sales, please refer to the "RISK FACTORS--Foreign Sales" section below.

Principal Customers
-------------------

A partial list of Exabyte's customers includes Anthem, Bull S.A., Consan, Digital Equipment Corporation, IBM, Ingram Micro, Merisel, NCR, Siemens Nixdorf, Sun Microsystems and Tech Data.

IBM and Sun Microsystems were the only two customers accounting for 10% or more of Exabyte's sales during the previous three fiscal years. IBM accounted for 17% of sales in 1997 and 15% of sales in both 1996 and 1995. Sun Microsystems accounted for 13% of sales in 1997 and 11% of sales in both 1996 and 1995.

In addition, Exabyte's three largest customers accounted for 39% of sales in 1997. There are many risks associated with Exabyte's dependence on its key customers, including the loss of a key customer and substantial cancellations or rescheduling of customer orders. For a description of these and other risks associated with Exabyte's customers and customer dependence, please refer to the "RISK FACTORS--Customer Dependence" and "RISK FACTORS--Market Demand" sections below.

COMPETITION
-----------

The data storage market is extremely competitive and subject to rapid technological change. The Company believes that competition in the data storage market will continue to increase. Manufacturers of all types of storage technologies compete for a limited number of customers. The Company believes that the main competitive factors considered by these customers are:

       -  storage capacity
       -  data transfer rate
       -  form factor
       -  price/performance
       -  innovation
       -  product quality and reliability
       -  timing of new product introductions
       -  volume availability
       -  customer support
       -  the Company's financial strength

Numerous companies are engaged in the research, development and commercialization of data storage products, including computer manufacturers such as IBM and Hewlett-Packard, that incorporate their own storage products into their systems. Some of the Company's current and potential competitors have significantly greater financial, technical, and marketing resources than Exabyte. There can be no assurance that they will not devote those resources to the aggressive marketing of helical scan, minicartridge, half-inch cartridge, optical or other storage product technologies.

Future developments of tape and optical technologies, as well as new forms of storage technologies, could create additional, significant competition to Exabyte. Other risks include loss of market share, price erosion and pricing pressure. For a description of these and other risks associated with Exabyte's competition, please refer to the "RISK FACTORS--Competition" section below.

Exabyte's 8mm tape drive products face competition from companies offering 8mm, half-inch, 4mm and minicartridge tape drive products. Exabyte's largest 8mm competitor is currently Sony with its new AIT tape drive. There can be no assurance that other companies will not enter the 8mm market in the future. Sony also offers a competitive 4mm tape drive. 4mm tape drives are typically lower in price and smaller in size, making them more attractive to the low end of the market and those systems with a smaller form factor.

Among Exabyte's competitors which offer half-inch tape drive products are Quantum, Fujitsu, IBM, Overland Data and StorageTek. The half-inch products currently being offered generally have higher capacities and transfer rates than Exabyte's products. Specifically, Quantum's DLT(TM) 7000 drive competes in the same market segment as Exabyte's Mammoth drive, but offers storage capacities and transfer rates greater than Mammoth or any of Exabyte's other current tape drive products.

Additionally, certain of the Company's low-end 8mm tape drive products compete with minicartridge tape drives. Minicartridge products offer some advantages over the Company's low-end 8mm tape drive products, including compatibility of new products with the larger installed base of earlier generation minicartridge tape drives, and are generally lower in price and better suited for this market segment. If higher capacity minicartridge tape drive products are successfully introduced, such products could represent a more significant competitive challenge to Exabyte's 8mm tape drive products. Exabyte's primary minicartridge competitors are Seagate, Hewlett-Packard, Tandberg, Iomega and Tecmar.

The Company's library product offerings face direct competition from other companies manufacturing their own library offerings. Some of Exabyte's major 8mm library competitors are IBM, Qualstar, ADIC and Spectralogic. Among Exabyte's DLT(TM) library competitors are ADIC, ATL, Hewlett-Packard, Quantum, Breece Hill, and StorageTek. Major 4mm library competitors are IBM, Qualstar, ADIC, Hewlett-Packard, StorageTek, Spectralogic and Seagate. Because Exabyte's library products represent higher-margin business to the Company, any shortfall in the sale of these products, due to competition or otherwise, would have a proportionately greater impact on the Company's results of operations.

Additionally, Exabyte's service programs are under competition from third party service providers, including Tech Support Services International, RC Electronics and ElectroService Labs.

MANUFACTURING
-------------

Exabyte currently manufactures parts or complete units of its 8mm tape drive and library products at its Boulder, Colorado facility. Exabyte's Scotland facility customizes generic tape drives to meet customer-specific requirements for Exabyte's European customers. The Company currently employs just-in-time manufacturing techniques emphasizing flexibility and continuous product flow. These techniques depend on uninterrupted access to high-quality, competitively priced components in required volumes. The Company has a large number of sole-source dependencies. Exabyte has executed master purchase agreements with some of its sole-source suppliers, and conducts business with the rest of its suppliers on a purchase order basis. Please refer to the "RISK FACTORS-- Supplier Dependence" section below. Further, many such components are sourced from suppliers located outside the U.S. Please refer to the "RISK FACTORS-- Foreign Exchange and Import Restrictions" section below.

Exabyte obtains much of the materials and components necessary for manufacturing its products from its German subsidiary, Exabyte Magnetics GmbH ("EMG"), as well as from a number of suppliers. Many of the key components are made to the Company's specifications and are acquired from sole sources. Please refer to the "RISK FACTORS--Supplier Dependence" and "RISK FACTORS-- Mammoth" sections below.

The Company manufactures a mechanical deck mechanism for the Company's Mammoth product. Production of this deck assembly requires a more complex manufacturing process than the Company had previously undertaken. Difficulties in manufacturing this deck assembly have caused production constraints for Mammoth in the past. There can be no assurance that such problems will not occur again in the future. For a description of the risks associated with the Company's Mammoth product, please refer to the "RISK FACTORS--Mammoth" and "RISK FACTORS--Media Constraints" sections below.

Among the many key components for Exabyte's products, and the supplier(s) supplying the components are:

                                            Sole-Source
         Component                          Supplier(s)
         ---------                          ---------
         8mm tape decks.....................Sony
                                            Hitachi
         Circuit boards.....................Solectron
                                            EFTC
         Recording heads....................ReadRite
                                            EMG
         AME Media..........................Sony

Two of Exabyte's biggest sole-source suppliers are Sony Corporation ("Sony") and Hitachi Corporation ("Hitachi"), both supplying customized 8mm tape decks to the Company.

The relationship with Sony as a supplier of 8mm tape decks began in 1987. Sony currently supplies customized tape decks for Exabyte's 8205XL and 8505XL 8mm tape drives. In April 1997, the Company initiated end-of-life programs with respect to these two products. The controlling supply agreement, entered into by Exabyte, Nihon Exabyte Corporation (Exabyte's wholly owned Japanese subsidiary) and Sony, terminates in March 1998. Exabyte does not intend to renew this agreement. The parties are currently negotiating an amendment to the contract to terminate the contract and end the supply of 8mm tape decks as of August 1998. The Company expects that the amendment, if executed, would provide for the supply of spare parts related to the tape decks supplied by Sony. Such spare parts are of importance to Exabyte's Worldwide Service division. Exabyte does not currently have a second source for these spare parts, and any constraint in the supply could affect the Worldwide Services division's ability to successfully service and maintain Exabyte's 8205XL and 8505XL tape drives, both in- and out-of-warranty, and could have a material adverse effect on the Company's results of operations.

Hitachi currently supplies the tape deck components for Exabyte's 8700 and Eliant(TM)820 8mm tape drives. The components incorporated into these products are customized to the Company's specifications. The purchase agreement for the Exabyte 8700 tape deck component was entered into among Exabyte, Nihon Exabyte Corporation, and Hitachi on February 22, 1995 and was automatically renewed in February 1998 for an additional 12 months, per the terms of the agreement. The parties entered into a separate agreement on December 11, 1996, for the supply of the Eliant(TM)820 tape deck component. Both agreements have a term of three years, subject to two automatic 12-month extensions.

While both Hitachi purchase agreements contain certain restrictions regarding the sale of Hitachi's tape decks or customized parts to third parties, such limitations do not prevent Hitachi from individually developing similar components and selling such components to third parties or incorporating such components into its own competitive products.

There can be no assurance that the supply of these decks or spare parts from Sony or Hitachi will continue or that prices will remain at their current levels. The Company's inability to obtain decks or spare parts at a commercially reasonable cost would cause a significant delay or even termination of the production of these 8mm tape drives, and would have a material adverse effect on the Company's competitive position and its results of operations.

For a description of these and other risks associated with Exabyte's suppliers, please refer to the "RISK FACTORS--Year 2000","RISK FACTORS--Supplier Dependence" and "RISK FACTORS--Foreign Sourcing" sections below.

Exabyte also contracts with third parties to manufacture product components. For a description of the risks associated with manufacturing, please refer to the "RISK FACTORS--Third Party Contract Manufacturing" and "RISK FACTORS-- Patent Infringement and Proprietary Rights" sections below.

RESEARCH AND DEVELOPMENT
------------------------

Exabyte participates in an industry that is subject to rapid technological changes and believes its future success depends on its ability to extend its technology and further the development of highly reliable tape drive products with competitive price performance characteristics. The Company focuses its research and development efforts primarily on developing new products with improved price performance and enhancing its current products. There are numerous risks associated with Exabyte's research and development efforts. For a description of these risks, please refer to the "RISK FACTORS--Product Development" section below.

The Company's research and development expenses were approximately $40.9 million, $38.4 million and $37.0 million in 1997, 1996 and 1995, respectively. Except for certain software development costs, the Company's research and development costs are expensed as incurred.

PATENTS AND PROPRIETARY INFORMATION
-----------------------------------

Exabyte relies on a combination of patents, copyright and trade secret protections, non-disclosure agreements, and licensing arrangements to establish and protect its proprietary rights. As of February 23, 1998, Exabyte owned 46 United States patents and had 36 United States patent applications pending (five of which have been allowed but have not yet issued), all relating to technologies and other aspects of Exabyte tape drive and robotic tape library products. However, the Company believes that, because of the rapid pace of technological change in the tape storage industry, factors such as knowledge, ability and experience of Exabyte's employees, new product introductions and frequent product enhancements are often more significant than patent and trade secret protection.

Exabyte licenses its technology to third party manufacturers to allow them to manufacture Exabyte's products. Additionally, Exabyte has granted manufacturing licenses to certain customers which allow them to manufacture and sell the Company's products should specific events occur, such as the Company's inability to perform its supply obligations. Exabyte also enters into joint development agreements with third parties for the development of product components. Under these agreements, the third parties generally have joint ownership of certain technologies related to the component being developed.
The dissolution of these agreements could result in significant costs and other risks to the Company. Please refer to the "RISK FACTORS--Patent Infringement and Proprietary Rights" section below.

There are a number of risks associated with Exabyte's proprietary rights. For a description of these risks, please refer to the "RISK FACTORS--Patent Infringement and Proprietary Rights" and "RISK FACTORS--Third Party Contract Manufacturing" sections below.

BACKLOG
-------

Backlog consists of purchase orders for which a delivery schedule within six months has been specified by the customer. The Company's backlog as of January 3, 1998 and December 28, 1996 totaled approximately $22.0 million and $28.9 million, respectively. The Company's customers typically are not obligated to purchase minimum quantities of the Company's products. Lead times for the release of purchase orders depend upon the scheduling practices of each customer. The Company believes that the rate of new orders will vary significantly from month to month. Customers may cancel or reschedule orders without significant penalty. In addition, the Company's actual shipments depend upon its production capacity and component availability. For these reasons, the Company's backlog as of any particular date may not be indicative of the Company's actual sales for any succeeding fiscal period. For a description of these and other risks associated with Exabyte's backlog management, please refer to the "RISK FACTORS--Inventory Write-downs and Special Charges" and "RISK FACTORS--Customer Dependence" sections below.

FOREIGN EXCHANGE AND IMPORT RESTRICTIONS
----------------------------------------

Many of the Company's key components and products are currently or may be manufactured overseas in countries such as Japan, Germany, The Netherlands, China and Singapore. Additionally, a substantial portion of Exabyte's products incorporate subassemblies and components purchased from Japanese or other overseas suppliers in yen or another foreign currency. The Company's results of operations, therefore, may be materially affected by fluctuations in currency exchange rates. The Company enters into foreign currency forward contracts to hedge the purchase of certain inventory components from Japanese suppliers. (See Note 1 of Notes to the Consolidated Financial Statements.)

Exabyte's international involvement is also subject to other risks common to foreign operations, including government regulations, foreign exchange or import restrictions or tariffs imposed by the U.S. Government on products or components shipped from another country. Additionally, the sale of Exabyte's products to domestic federal or state agencies may be limited by the Buy America Act or the Trade Agreement Act to the extent the Company incorporates into its products components produced overseas.

The Company's subsidiaries located in The Netherlands, Germany, Japan, Canada and Singapore operate under their respective local currencies. (See Note 1 of Notes to the Company's Consolidated Financial Statements.) As a result, any amounts payable to a subsidiary or owed by a subsidiary are subject to the foreign exchange rate between the U.S. dollar and the respective local currency and could have a material effect on the Company's results of operations. In addition, the Company's foreign operations are subject to the risks generally applicable to the conduct of business in such countries.

For a description of these and other risks associated with Exabyte's foreign involvement, please see the "RISK FACTORS--Foreign Operations," "RISK FACTORS-- Foreign Sourcing" and "RISK FACTORS--Foreign Sales" sections below.

EMPLOYEES
---------

As of February 28, 1998, the Company had 1,229 full-time and part-time employees and 94 temporary or contract employees for a total of 1,323 employees. Of the Company's total employees, 110 were employed in the Automation Solutions division, 360 in the Enterprise division, 374 in the Worldwide Service division, 26 in the Eagle(RTM) division, 114 in sales, 90 in customer/technical support, 40 in marketing, 136 in quality and business systems and 73 in general and administration. None of the Company's employees is represented by a labor union although EMG is subject to an organized Works Council.

The Company reduced its workforce in October 1997 and again in January 1998, primarily as a result of its decision to close the Eagle(RTM) division. These reductions have resulted in the involuntary termination of approximately 163 employees, to date.

The Company faces extreme competition for key employees. Success depends to a significant extent upon the ability to attract, retain and motivate key engineering, marketing, sales, manufacturing, support and executive personnel. For a description of the risks associated with retaining key employees, please refer to the "RISK FACTORS--Key Employees" section below.

RISK FACTORS
------------

Media Constraints
-----------------

The Company is currently experiencing a shortage of the AME media used in its Mammoth tape drive. Exabyte's ability to sustain growth in the Mammoth line depends on the availability of this media, which is produced to the Company's specifications. Currently, the AME media is sourced exclusively from Sony, a direct competitor of Exabyte. In the event such media is not available in sufficient volume, at an acceptable quality level and at a competitive price, the Company could be forced to delay or cancel shipments of current Mammoth tape drive products, including associated libraries, or the introduction of future Mammoth tape drive products, which could have a material adverse effect on the Company's competitive position and its results of operations.

The Company's ability to obtain an adequate supply of this media has been, is currently and may be further affected by any constraint in Sony's production of the media, the divergence of Sony's limited media supply to other third parties, any change in Sony's media specification which would no longer meet the Company's requirements, or otherwise as a result of Sony's competitive position. The Company is currently attempting to obtain a second source for the production of advance tape media. However, there can be no assurance that its production of the media will be in the volume or of the quality required by the Company.

Supplier Dependence
-----------------

The Company relies on sole-source suppliers for certain critical components. A reliance on sole-source suppliers involves several risks, including possible shortage of certain key components and reduced control over delivery schedules, manufacturing yields, quality and costs. The Company has experienced problems with the quality of and interruptions in the supply of sole-source components in the past. Any future yield, quality, delivery or supply problems with any of these suppliers could force Exabyte to delay or cancel shipments of its products, which could have a material adverse effect on the Company's competitive position and its results of operations.

Specifically, because the Company depends on Sony and Hitachi as principal sources for their 8mm mechanical tape decks in Exabyte's 8mm tape drive products (excluding Mammoth), the Company may encounter delays in or termination of the production of these 8mm tape drive products should Sony and/or Hitachi encounter any of the problems previously listed regarding sole-source suppliers. While Exabyte has supply contracts with both Sony and Hitachi, there can be no assurance that the supply of tape decks or spare parts will continue at required levels, or that prices will remain at the current levels.

Additionally, while there are other suppliers of 8mm decks, the Company has no assurances these parties would enter into supply agreements for the tape decks. Customizing tape decks for the Company's tape drive products would require many months of effort. There can be no certainty that such efforts would be successful, or, even if successful, that they would not result in a significant delay in the shipment or even termination of the production of one or more of the Company's tape drive products.

The Company relies solely on Quantum, a competitor of the Company, to supply the DLT(TM) tape drives for Exabyte's DLT(TM) libraries. The Company may encounter delays in shipping or termination of the production of its DLT(TM) libraries should Quantum encounter any of the problems described above regarding sole-source suppliers. Exabyte does not have a purchase agreement with Quantum for the supply of its DLT(TM) tape drives, and as such, there can be no assurance that the supply or price of the DLT(TM) tape drives will continue at their current levels.

The Company has also engaged other third parties, including competitors and potential competitors, in the joint development of products or components, and may do so again in the future. These relationships subject Exabyte to supply or technology dependencies (see "RISK FACTORS--Patent Infringement and Proprietary Rights").

Mammoth
-------
Mammoth incorporates a deck assembly mechanism manufactured the Company. Prior to the introduction of Mammoth, the Company's manufacturing experience was largely limited to assembling and testing components purchased from third parties. Production of the Mammoth deck assembly requires a complex manufacturing process that the Company had never undertaken before.

EMG develops, manufactures and supplies scanners and recording heads, a key component of Exabyte's Mammoth product. This component requires a high degree of manufacturing and technical expertise. The Company has previously experienced a delay in the introduction of Mammoth caused in part by the inability of EMG to supply a sufficient number of high-quality parts. There can be no assurance that the Company will not again experience such production constraints, which could have a material adverse effect on the Company's results of operations.

Customer Dependence
-------------------

IBM and Sun Microsystems accounted for 17% and 13%, respectively, of Exabyte's sales in 1997. In addition, Exabyte's three largest customers accounted for an aggregate of 39% of sales in 1997. These customers are not required to purchase a minimum quantity of the Company's products and may cancel or reschedule orders without significant penalty. The loss of one or more of these customers or substantial cancellations by these customers would have a material adverse effect on the Company's results of operations. The Company has experienced delays in receipt of purchase orders and, on occasion, anticipated purchase orders have been rescheduled or have not materialized due to changes in customer requirements. In addition, significant rescheduling or deferrals of orders by any of these customers could cause substantial fluctuations in the Company's quarterly results. Additionally, Exabyte's library products represent higher-margin business to the Company. Any shortfall in the sale of these products would have a greater adverse impact on the Company's results of operations.

Market Demand
-------------

The Company believes that the demand for its products is substantially dependent upon the demand for workstations, mid-range computer systems and networks. These markets tend to be volatile and subject to market shifts, which may or may not be discernible in advance by Exabyte. A slowdown in the demand for such products could have a material adverse effect on the demand for the Company's products in any given period. Any demand weakness, particularly in the reseller channel, which generally represents higher-margin sales, could have a greater impact on profitability and a material adverse effect on the Company's results of operations. Additionally, inaccuracies in market demand forecasts can quickly result in either insufficient or excessive inventories and disproportionate overhead expenses.

Patent Infringement and Propriety Rights
----------------------------------------

The Company relies on a combination of patents, copyright and trade secret protection, non-disclosure agreements and licensing arrangements to establish and protect its proprietary rights. However, the Company believes that because of the rapid pace of technological change in the tape storage industry, factors such as knowledge, ability and experience of Exabyte's employees, new product introductions and frequent product enhancements are often more significant than patent and trade secret protection.

Although Exabyte continues to file patent applications for its products, there can be no assurance that patents will issue from any pending applications or, if patents do issue, that any claims allowed will be broad enough to protect the Company's technology. In addition, there can be no assurance that any patents issued to the Company will not be challenged, invalidated, or circumvented, or that any rights granted thereunder would provide proprietary protection to the Company.

The Company has received in the past, and may receive in the future, communications from third parties asserting that the Company's products infringe their proprietary rights. The Company has also received letters from third parties seeking indemnification from infringement against other third parties. There can be no assurance that any of these claims will not result in prolonged and costly litigation. While it may be necessary or desirable in the future to obtain licenses relating to one or more of Exabyte's products or current or future technologies, there can be no assurance that the Company will be able to do so on commercially reasonable terms. The inability to obtain any required license or to obtain such license on commercially reasonable terms could have a material adverse effect on the Company's results of operations.

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

Additionally, the mechanized deck assembly incorporated in Mammoth is produced by the Company rather than supplied from a third party. As such, the Company does not benefit from supplier indemnification regarding patent or other intellectual property infringement. There can be no assurance that the manufacture and/or sale of Mammoth will not infringe the proprietary rights of third parties.

The Company has entered into agreements with third parties providing for the joint development of certain products or components. The termination or dissolution of such agreements could result in disputes over the respective ownership of the underlying technology. The Company entered into a joint development agreement with Philips Electronics for the development of certain key components. The Company is currently in discussions with Philips Electronics regarding the terms and conditions of the dissolution of this agreement.

Competition
-----------

The tape storage market is highly competitive and subject to rapid technology change, and the Company expects competition to increase. Competition has resulted in price erosion of Exabyte's products in the past and is expected to occur in the future. The Company may also face more significant competitive challenges in the future in the form of loss of market share, pricing pressure and otherwise, particularly in the library market. Numerous companies are engaged in researching, developing, and commercializing data storage products. Additionally, some of the Company's current and prospective competitors have significantly greater financial, technical, manufacturing and marketing resources than Exabyte. There can be no assurance that these competitors will not devote their resources to the aggressive marketing of storage product technologies, to which there can be no assurance that these technologies will not be equivalent or superior to the Company's technology or which render the Company's products obsolete or non-competitive. The Company's ability to successfully compete in the tape storage market depends, in part, on accessing and adapting to any such technological changes. In addition, the industry has experienced a number of consolidations which have increased and may continue to increase the competitive pressures on Exabyte.

The Company faces competition directly from 8mm tape drives produced by other companies, particularly Sony (who also produces tape decks and AME media for Exabyte) and indirectly from half-inch, 4mm and minicartridge tape drives produced by others. Some of these products offer greater data capacities and transfer rates than do Exabyte's products, particularly Quantum's DLT(TM)7000 half-inch tape drive. Significant competition is also developing from companies offering erasable and non-erasable optical disks. In addition, other companies may introduce in the future competitive storage tape drives based on new technologies that may render the Company's products obsolete or non-competitive.

Product and Quality Performance
-------------------------------

Any failure of the Company's products, including media, to perform in accordance with specifications could result in the loss of critical user data. Such a loss may result in claims against the Company for damages arising from such data loss. In addition, the Company may incur costs associated with a product recall or other corrective action to address product defects, including latent or epidemic defects. The Company's results of operations could be materially adversely affected by the costs related to such corrective action or the defense of claims and the payment of any judgment or settlement in excess of any insurance coverage. While the Company has in the past incurred certain costs related to product defects, no such costs to date have resulted in a material adverse effect to the Company's results of operations.

Year 2000
---------

The phenomenon, known generally as the Year 2000 problem, involving the potential inability of information or other data-dependent systems to properly distinguish year references as of the turn of the century, represents a material risk to the Company in a number of ways.

First, the Company itself is heavily dependent upon the proper functioning of its own computer or data-dependent systems, including, but not limited to, its orders entry, payroll, engineering changes and manufacturing systems. Any failure or malfunctioning on the part of these or other systems could adversely affect the Company in ways that are not currently known, discernable, quantifiable or otherwise anticipated by the Company. In mid-1997, Exabyte formed a task force to evaluate those areas of the Company that may be affected by the Year 2000 problem and devised a plan for the Company to become Year 2000 compliant in a timely manner. The task force established a plan designed to upgrade all of the Company's major information systems and supporting software programs for Year 2000 compliance by the end of 1998. There can be no assurance that any such plan will be successful, that the Company will be able to upgrade any or all of its major systems in accordance with the plan or, once upgraded, that the systems will be Year 2000 compliant. Should the Company fail to upgrade its information systems in a timely manner, the Company could face potential problems with the manufacture of its products, which could cause a material adverse effect on the Company's results of operations.

Second, the Company's suppliers, particularly sole-source and long lead-time suppliers, may be adversely affected by their respective failure to address the Year 2000 problem. Should any of the Company's suppliers encounter Year 2000 problems that cause the company to delay manufacturing or shipments of key components to Exabyte, the Company may be forced to delay or cancel shipments of its products, which would have a material adverse effect on the Company's results of operations. The Company has to date undertaken no assessment of any of its suppliers' efforts to become Year 2000 compliant.

Third, the Company's customers may be adversely affected by their respective failure to address the Year 2000 problem. Any inability of Exabyte's key customers to become Year 2000 compliant which would cause them to delay or cancel substantial purchase orders or delivery of Exabyte's products would have a material adverse effect on the Company's results of operations. The Company has to date undertaken no assessment of any of its key customers' efforts to become Year 2000 compliant.

Fourth, the Company's products are typically integrated into information systems which may be date sensitive. Exabyte's products rely on such systems in order to function properly. Should these systems or supporting software not function properly due to the Year 2000 problem, there can be no assurance that the Company's products would function properly. Any failure of the Company's products to perform in accordance with specifications could result in the loss of critical user data. Such a loss may result in claims against the Company for damages arising from such data loss. See "RISK FACTORS--Product and Quality Performance".

The Company believes that many companies in the high technology industry will face significant litigation in the future regarding problems caused by Year 2000 noncompliance. Because the Company operates in the high technology industry, it is the Company's belief that it may be the subject of such litigation. Any such litigation could have a material adverse effect on the Company's results of operations.

Management of Business and Product Transitions
----------------------------------------------

The Company is currently experiencing a period of rapid business and product transition associated in part with its decision to restructure the Company into divisions, close the Eagle(RTM) division and exit the low-end server and desktop markets as it addresses the complexities of developing, manufacturing and servicing multiple products which incorporate several different technologies and which are sold through multiple marketing channels. This transition has placed a significant strain on the Company's management, operational and financial resources, and may continue to do so in the future. Effective management of this business transition will require Exabyte to continually implement and improve its operational, financial and information systems and to expand, train and manage its employee base.

Inventory Write-downs and Special Charges
-----------------------------------------

The Company may be unable to manage inventory levels to meet changing patterns of product demand, product transitions and new product introductions. Such inability may result in the Company incurring a special charge or inventory write-down, or establishing a reserve which would have a material adverse effect on its results of operations. In the third quarter of 1995 and the third and fourth quarters of 1997, the Company incurred special charges or inventory write-downs which have had a material adverse effect on the Company's results of operations. There can be no assurance that additional reserves, write-downs or write-offs will not be taken in the future and that such actions will not have a material adverse effect on the Company's results of operations.

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

The Company is currently developing a follow-on product to Mammoth. Any inability or delay of the Company to develop and manufacture this product would have a significant impact on the sale of the Mammoth tape drive and would have a material adverse effect on the Company's results of operations.

Additionally, the Company's inability to maintain cost-effective volume production of high-quality products and to introduce announced products would have a material adverse effect on the Company's results of operations.

Key Employees
-------------

The development, introduction and success of Exabyte's products depend largely on the continued employment of certain key employees. The loss of key employees could delay internal product development schedules, interrupt team continuity and subject Exabyte to the risk of losing proprietary information to competitors or other third parties.

Exabyte has in the past lost key employees to competitors and to other companies and may likely lose key employees in the future. Although Exabyte has incentive programs in place which are designed to encourage the continuous employment of certain key employees, there can be no assurance that such programs will be successful. Any such loss of key employees could have a material adverse effect on the Company's results of operations.

Fluctuations In Quarterly Results
---------------------------------

The Company's results can fluctuate substantially from quarter to quarter for various reasons. For example, the markets served by Exabyte are volatile and subject to market shifts, which may or may not be discernible in advance by the Company. The Company's operations have in the past and will in the future reflect substantial fluctuations from period to period as a consequence of industry shifts, price erosion, general economic conditions affecting the timing of orders from customers, as well as other factors discussed herein.

Third Party Contract Manufacturing
----------------------------------

The Company has contracts with third parties to manufacture certain products. Third party manufacturing of the Company's products may impair the Company's ability to establish, maintain or achieve adequate product manufacturing design standards or product quality levels. Risks associated with the transfer of product manufacturing to third parties are particularly pronounced in the early stages of the manufacturing of the product. A number of the Company's third party manufacturing programs involve such early-stage manufacturing.

Third party manufacturing of the Company's products is based in part on technology that the Company believes to be proprietary. Exabyte may license this technology to contract manufacturers to enable them to manufacture products for the Company. There can be no assurance that such manufacturers will abide by any use limitations or confidentiality restrictions in such licenses. In addition, these manufacturers may develop processes related to manufacturing the Company's products which they would then own independently or jointly with the Company. Any such action would increase Exabyte's reliance on such manufacturers or would require the Company to obtain a license from such manufacturers in order to manufacture its products. There can be no assurance that any necessary licenses would be available on terms acceptable to the Company, if available at all.

Foreign Sourcing
----------------

Because many of Exabyte's key components and products are currently or may be manufactured in Japan, Germany, The Netherlands, China or Singapore, the Company's results of operations may be materially affected by fluctuations in currency exchange rates. A substantial portion of the Company's products incorporate subassemblies and components purchased from Japanese or other overseas suppliers in yen or other foreign currencies. The Company enters into foreign currency forward contracts to hedge the purchase of certain inventory components from Japanese suppliers. (See Note 1 of Notes to the Consolidated Financial Statements.) Additional contractual arrangements may be made subjecting Exabyte to additional foreign exchange rate risks.

The Company's international involvement is also subject to certain other risks common to foreign operations, including government regulation and import restrictions. In particular, an adverse foreign exchange movement of the U.S. dollar versus Japanese yen or other currency, or the imposition of import restrictions or tariffs by the United States government on products or components shipped from Japan or another country could have a material adverse effect on the Company's results of operations. Additionally, because Exabyte's products incorporate components produced overseas, the sale of the Company's products to domestic federal or state agencies may be restricted by limitations imposed by the Buy American Act or the Trade Agreement Act.

Foreign Sales
-------------

Direct international sales accounted for approximately 32% of sales in 1997 and Exabyte currently expects that direct international sales will continue to represent a significant portion of the Company's revenue. In addition, many of the Company's domestic customers ship a significant portion of Exabyte's products to their customers overseas. Currently, a very small percentage of sales are denominated in foreign currencies and may be directly affected by foreign exchange rate fluctuations. Changes in the foreign exchange rates may also affect the volume of sales denominated in U.S. dollars to overseas customers. The Company's sales are also subject to risks common to export activities, including government regulation, tariffs, and import and environmental restrictions. Exabyte's international sales may also be subject to export licensing requirements.

Foreign Operations
------------------

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

Anti-Takeover Provisions
------------------------

The Company has taken a number of actions which could have the effect of deterring a hostile takeover or delaying or preventing a change in control that could result in a premium payment to the Company's stockholders for their shares or that might otherwise be beneficial to the stockholders. The Company has adopted a stockholder rights plan which could cause substantial dilution of stock to a person who attempts to acquire the Company on terms not approved by the Board of Directors. In addition, the Company's Restated Certificate of Incorporation and By-laws contain provisions which may delay or prevent a change in control. These provisions include:(i) the classification of the Board; (ii) the authority of the Board to issue preferred stock without further action by the stockholders, with such voting rights and other provisions as the Board may determine; (iii) the requirement that actions by stockholders be taken at a meeting of stockholders and not by written consent; (iv) the requirement for advance notice of stockholder proposals and director nomination;(v) the provision that only the Board may increase the authorized number of directors; and (vi) the requirement that special meetings of stockholders may be called only by the Chairman of the Board, President or majority of directors.

Effective January 26, 1996, the Compensation Committee approved, and the Board adopted, a severance compensation program ("Severance Program") under which officers and other key employees of the Company would receive certain severance payments if they are dismissed from Exabyte within one year after certain changes in control of the Company occurred. The Severance Program provides for a severance payment in varying amounts, not to exceed twelve months of compensation, depending upon: (i) the time of any such change in control; and
(ii) the position level of the terminated officer or employee. The Severance Program further allows, in certain circumstances, accelerating the vesting of outstanding and unexercised stock options held by the affected officer or employee.

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

Item 2.
PROPERTIES.

The Company's corporate offices, research and development, and manufacturing facilities are located in Boulder, Colorado, in leased buildings aggregating approximately 469,996 square feet. The lease terms on these facilities expire on various dates ranging from March 1998 to September 2004. The Company believes that additional space will be available if needed for further expansion. The following chart identifies the location and type of each Exabyte property.

                                    LOCATION
                        -------------------------------------
   OFFICE TYPE          DOMESTIC                INTERNATIONAL
   -----------          --------                -------------
   R&D & MFG.           Boulder, CO             Nuremberg, Germany
   PROCUREMENT                                  Tokyo, Japan
   SERVICE              Boulder, CO             Falkirk, Scotland
                                                Mississauga, Ontario, Canada
                                                Artarmon, Australia
                                                Singapore
   SALES & SUPPORT      Boulder, CO             Utrecht, The Netherlands
                        Campbell, CA            Mississauga, Ontario, Canada
                        Mission Viejo, CA       Paris, France
                        Oakbrook, IL            Gwynedd,   United Kingdom
                        Annapolis, MD           Frankfurt, Germany
                        Walpole, MA             Shanghai, China
                        Huntersville, NC        Beijing, China
                        Beaverton, OR           Hong Kong, China
                        Dallas, TX              Singapore
                        Houston, TX



Item 3.
LEGAL PROCEEDINGS.

The Company is not currently aware of any material legal proceedings against the Company.


Item 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Inapplicable.

EXECUTIVE OFFICERS OF THE COMPANY
=================================

The executive officers of the Company and their ages as of March 2, 1998 are as follows:

William L. Marriner    44     Chairman of the Board
                              President and Chief Executive Officer
Mark W. Canright       46     Senior Vice President,
                              Sales & Customer Support
Stephen F. Smith       48     Vice President, Chief Financial Officer,
                              Corporate Secretary and General Counsel

Mr. William L. Marriner joined the Company in March 1987 as Vice President, Finance and Administration and Chief Financial Officer. He was subsequently promoted to Senior Vice President in July 1991 and Executive Vice President in December 1994 and continued to serve as Chief Financial Officer until January 1997. Mr. Marriner was elected acting President and Chief Executive Officer in January 1997, President, Chief Executive Officer and director in July 1997 and Chairman of the Board in January 1998. Prior to joining the Company, Mr. Marriner held various positions at Storage Technology Corporation from 1978 to 1987, including Vice President of Pacific and Latin American Operations, Manager of Business Planning and Administration for International Operations and Assistant to the President.

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

Mr. Stephen F. Smith joined the Company in June 1989 as Exabyte's General Counsel, and currently holds this position. Mr. Smith was appointed as Vice President and Chief Financial Officer in December 1997. Mr. Smith has also served as Secretary since February 1995. Prior to joining Exabyte, Mr. Smith held various positions at StorageTek from 1977 to 1989, including General Counsel, Senior Counsel and Director of International Financial Operations.

Executive officers serve at the discretion of the Board. There are no family relationships among any of the directors and officers.

PART II

Item 5.
MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

The Company's common stock is traded in the over-the-counter market and quoted in the National Market System of the Nasdaq Stock Market("Nasdaq") under the symbol EXBT. The following table shows, for the calendar quarters indicated, the high and low trading prices of the Company's common stock as reported on Nasdaq.

Calendar Year                                      High               Low
-------------                                     -----              -----
1996
First Quarter................................      $17               $13
Second Quarter...............................       22-3/4            12-3/8
Third Quarter................................       15-1/2            11-5/8
Fourth Quarter...............................       17-1/2            12-5/8

1997
First Quarter................................      $14-3/4           $ 9-1/2
Second Quarter...............................       16-1/2            11-3/4
Third Quarter................................       14-1/8            10
Fourth Quarter...............................       11-15/16           5-5/8

1998
First Quarter (through March 2, 1998)........      $ 8-3/8           $ 6-7/16

At March 2, 1998, the Company had 719 holders of record of its common stock. The Company has never paid cash dividends on its common stock. In addition, the Company's bank line of credit prohibits the payment of dividends without prior bank approval. **The Company presently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends on its common stock in the foreseeable future.**

Item 6.
SELECTED FINANCIAL DATA
(In thousands, except per share amounts)

The selected financial data set forth below with respect to the Company's consolidated statements of operations for the fiscal years ended January 3, 1998, December 28, 1996, December 30, 1995, December 31, 1994 and January 1, 1994, and with respect to the consolidated balance sheets as of January 3, 1998, December 28, 1996, December 30, 1995, December 31, 1994 and January 1, 1994 are derived from consolidated financial statements audited by Price Waterhouse LLP, independent accountants. The consolidated financial statements for the years ended January 3, 1998, December 28, 1996 and December 30, 1995 are included elsewhere in this report on Form 10-K and the selected financial data shown below are qualified by reference to such financial statements.

 (In thousands except per share amounts)                                Fiscal Years Ended
                                                       Jan. 3,     Dec. 28,    Dec. 30,    Dec. 31,    Jan. 1,
Consolidated Statement of Operations Data:              1998         1996        1995        1994       1994
------------------------------------------             -------     -------     -------     -------     -------
Net sales....................................         $335,684    $362,891    $374,147    $381,844    $310,295
Cost of goods sold...........................          288,053     265,002     311,891     257,365     219,053
                                                      --------    --------    --------    --------    --------
Gross profit.................................           47,631      97,889      62,256     124,479      91,242
Operating expenses:
     Selling, general and administrative.....           59,211      47,929      49,896      42,560      37,169
     Research and development................           40,909      38,391      36,956      33,586      31,648
     Purchased research and development(1)...               --          --          --       2,597          --
                                                      --------    --------    --------    --------    --------
Income (loss) from operations................          (52,489)     11,569     (24,596)     45,736      22,425
Other income (expense), net..................             (634)      1,114       1,568       2,069       1,507
                                                      --------    --------    --------    --------    --------
Income (loss) before income taxes(2).........          (53,123)     12,683     (23,028)     47,805      23,932
(Provision) benefit for income taxes.........           22,312      (4,058)     10,593     (15,400)     (7,750)
                                                      --------    --------    --------    --------    --------
Net income (loss)............................         $(30,811)   $  8,625    $(12,435)   $ 32,405    $ 16,182
                                                      ========    ========    ========    ========    ========
Basic net income (loss) per share............           $(1.38)      $0.39      $(0.57)      $1.52       $0.77
                                                      ========    ========    ========    ========    ========
Common shares used in the calculation of
     basic net income (loss) per share(3)....           22,326      22,003      21,711      21,378      21,001
                                                      ========    ========    ========    ========    ========
Diluted net income (loss) per share..........           $(1.38)      $0.39      $(0.57)      $1.48       $0.76
Common and potential common shares used               ========    ========	 ========    ========    ========
     in the calculation of diluted net
     income (loss) per share(3)..............           22,326      22,307      21,711      21,965	 21,399
                                                      ========    ========    ========    ========    ========
Consolidated Balance Sheet Data:
--------------------------------
Working capital..............................         $128,282    $143,730    $137,143    $157,978    $129,693
Total assets.................................          221,346     256,126     250,336     242,765     197,307
Long-term obligations, excluding current
     portion.................................            2,974       3,458       4,181         237         454
Stockholders' equity.........................          170,796     200,013     186,366     196,907     158,535

(1) Purchased research and development relates to the Grundig Data Scanner GmbH acquisition during 1994.
(2) The Company recorded restructuring charges in 1997 totaling $34.9 million. See Note 10 of Notes to Consolidated Financial Statements.
(3) See Note 1 of Notes to Consolidated Financial Statements for an explanation of the determination of shares used in computing net income
     (loss) per share.

 Quarterly Results of Operations (Unaudited)
-------------------------------------------
The following table sets forth unaudited operating results for each quarter of fiscal 1997 and 1996. This information has been prepared on the same basis as the audited financial statements and, in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement thereof. The operating results for any quarter are not necessarily indicative of results for any future period.

(In thousands, except per share amounts)                            Quarters Ended
                                                      Jan. 3,    Sep. 27,   Jun. 28,    Mar. 29,
                                                       1998        1997       1997        1997
                                                      -------    -------    -------     -------
Net sales..............................               $74,641     $78,474    $97,144    $85,425
Cost of goods sold.....................                74,771      79,643     71,452     62,187
                                                      -------     -------    -------    -------
Gross profit (loss)....................                  (130)     (1,169)    25,692     23,238

Selling, general and administrative....                15,778      15,612     15,083     12,738
Research and development...............                12,207      10,463      8,894      9,345
                                                      -------     -------    -------    -------
Income (loss) from operations(1).......               (28,115)    (27,244)     1,715      1,155
Other income (expense), net............                  (943)         38       (171)       442
                                                      -------     -------    -------    -------
Income (loss) before income taxes......               (29,058)    (27,206)     1,544      1,597
(Provision) benefit for income taxes...                11,466      11,914       (525)      (543)
                                                      -------     -------    -------    -------
Net income (loss)......................              $(17,592)   $(15,292)   $ 1,019    $ 1,054
                                                     ========    ========    =======    =======
Basic net income (loss) per share......                $(0.79)     $(0.68)     $0.05      $0.05
                                                     ========    ========    =======    =======
Diluted net income (loss) per share....                $(0.79)     $(0.68)     $0.05      $0.05
                                                     ========    ========    =======    =======

                                                             As a Percentage of Net Sales
Net sales..............................               100.0%      100.0%     100.0%     100.0%
Cost of goods sold.....................               100.2       101.5       73.6       72.8
                                                      -----       -----      -----      -----
Gross margin...........................                (0.2)       (1.5)      26.4       27.2

Selling, general and administrative....                21.1        19.9       15.5       14.9
Research and development...............                16.4        13.3        9.1       10.9
                                                      -----       -----      -----      -----
Income (loss) from operations(1).......               (37.7)      (34.7)       1.8        1.4
Other income (expense), net............                (1.3)        0.0       (0.2)       0.5
                                                      -----       -----      -----      -----
Income (loss) before income taxes......               (39.0)      (34.7)       1.6        1.9
(Provision) benefit for income taxes...                15.4        15.2       (0.6)      (0.7)
                                                      -----       -----      -----      -----
Net income (loss)......................               (23.6)%     (19.5)%      1.0%       1.2%
                                                      =====       =====      =====      =====

(1) In the quarters ended January 3, 1998 and September 27, 1997 the Company recorded pre-tax restructuring charges of $15.5 million and $19.4 million, respectively, related to its decision to exit the desktop and low-end server market. See Note 10 of Notes to Consolidated Financial Statements.

                                                                     Quarters Ended
                                                       Dec. 28,   Sep. 28,    Jun. 29,   Mar. 30,
                                                         1996       1996        1996       1996
                                                       -------    -------     -------    -------
                                                      (In thousands, except per share amounts)
Net sales..............................                $85,868    $92,741    $90,464    $93,818
Cost of goods sold.....................                 65,005     66,079     65,641     68,277
                                                        ------     ------     ------     ------
Gross profit...........................                 20,863     26,662     24,823     25,541

Selling, general and administrative....                 13,865     11,921     11,634     10,509
Research and development...............                 10,972      9,248      8,142     10,029
                                                        ------     ------     ------     ------
Income (loss)  from operations.........                 (3,974)     5,493      5,047      5,003
Other income (expense), net............                    (11)       293        688        144
                                                        ------     ------    -------     ------
Income (loss) before income taxes......                 (3,985)     5,786      5,735      5,147
(Provision) benefit for income taxes...                  1,943     (2,083)    (2,065)    (1,853)
                                                        ------     ------     ------     ------
Net income (loss)......................                $(2,042)   $ 3,703    $ 3,670    $ 3,294
                                                       =======    =======    =======    =======
Basic net income (loss) per share......                 $(0.09)     $0.17      $0.17      $0.15
                                                       =======    =======    =======    =======
Diluted net income (loss) per share....                 $(0.09)     $0.17      $0.16      $0.15
                                                       =======    =======    =======    =======


                                                             As a Percentage of Net Sales
Net sales..............................                 100.0%     100.0%     100.0%     100.0%
Cost of goods sold.....................                  75.7       71.3       72.6       72.8
                                                        -----      -----      -----      -----
Gross margin...........................                  24.3       28.7       27.4       27.2

Selling, general and administrative....                  16.1       12.8       12.8       11.2
Research and development...............                  12.8       10.0        9.0       10.7
                                                        -----      -----      -----      -----
Income (loss) from operations..........                  (4.6)       5.9        5.6        5.3
Other income (expense), net............                    --        0.3        0.8        0.2
                                                        -----      -----      -----      -----
Income (loss) before income taxes......                  (4.6)       6.2        6.4        5.5
(Provision) benefit for income taxes...                   2.3       (2.2)      (2.3)      (2.0)
                                                        -----      -----      -----      -----
Net income (loss)......................                  (2.3)%      4.0%       4.1%       3.5%
                                                        =====      =====      =====      =====

Item 7.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.

The following tables set forth items in the Exabyte Corporation and Subsidiaries (the "Company") Consolidated Statements of Operations for the three years ended January 3, 1998, December 28, 1996 and December 30, 1995 as a percentage of net sales.

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   Fiscal  Years
                                                     1997              1996              1995
                                                     -----             -----             -----
Net sales...................................         100.0%            100.0%            100.0%
Cost of goods sold..........................          85.8              73.0              83.4
                                                     -----             -----             -----
Gross margin................................          14.2              27.0              16.6

Operating expenses:
  Selling, general and administrative.......          17.6              13.2              13.3
  Research and development..................          12.2              10.6               9.8
                                                     -----             -----             -----
Income (loss) from operations...............         (15.6)              3.2              (6.5)
Other income (expense), net.................          (0.2)              0.3               0.4
                                                     -----             -----             -----
Income (loss) before income taxes...........         (15.8)              3.5              (6.1)
(Provision) benefit for income taxes........           6.6              (1.1)              2.8
                                                     -----             -----             -----
Net income (loss)...........................          (9.2)%             2.4%             (3.3)%
                                                     =====             =====             =====

PRODUCT MIX TABLE

                                                                     Fiscal Years
                                                     1997               1996               1995
                                                     -----              -----              -----
8mm drives:
  EXB-8205, 8505, 8700, Eliant(TM)820,
  and Mammoth...............................         59.1%              65.3%              59.7%
Libraries:
  10h, 210, 220, 440, 480 and 18D...........         18.2               14.4               13.9
Media.......................................         14.6               11.9                9.5
Service, spares and other...................          6.6                5.8                5.6
Minicartridge products:
  TR-3, TR-4i, TR-4s, Eagle(RTM)96, NS8(TM),
  2501 and Nest(TM) products................          5.8                4.8                1.9
Other end-of-life drives and libraries......          0.8                1.5               12.0
Sales allowances............................         (5.1)              (3.7)              (2.6)
                                                    -----              -----              -----
                                                    100.0%             100.0%             100.0%
                                                    =====              =====              =====

CUSTOMER MIX TABLE

                                                                     Fiscal Years
                                                     1997               1996               1995
                                                     -----              -----              -----
OEM.........................................         48.7%              50.6%              54.5%
Reseller....................................         46.1               45.3               41.6
End-user and other..........................          5.2                4.1                3.9
                                                    -----              -----              -----
                                                    100.0%             100.0%             100.0%
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

FISCAL YEAR 1997 COMPARED TO 1996
---------------------------------

In 1997, the Company's net sales of $335.7 million represented a 7.5% decrease from 1996 sales of $362.9 million. In 1997, sales of 8mm products decreased to $198.5 million from $236.9 million in 1996. This 16.2% change resulted from decreased sales of 8mm half-high products, specifically the 8505 and 8205. Sales of library products increased in both absolute dollars and as a percentage of sales from 14.4% in 1996 to 18.2% in 1997. Media sales also increased in absolute dollars and represented 14.6% of sales in 1997 compared to 11.9% of sales in 1996. Other components of revenues did not vary materially either in absolute dollars or as a percentage of sales.

The relative customer mix during 1997 shifted slightly to resellers, end-users and others from original equipment manufacturers ("OEMs").

The Company's gross margin percentage for 1997 decreased to 14.2% compared to 27.0% for 1996. The 1997 margins were affected by 1997 restructuring charges which impacted cost of sales by $29.0 million (see Note 10 of Notes to Consolidated Financial Statements). Excluding such charges, the gross margin for 1997 was 22.8%. Decreased gross margin percentages resulted from the impact of (1) start-up manufacturing costs and inefficiencies on several new products, (2) lower than expected manufacturing volumes, (3) increasing levels of mini-cartridge sales, which were made at lower gross margins, and (4) higher levels of program expenditures aimed at retailers through the Eagle(RTM) division. These impacts were partially offset by lower warranty costs in 1997 versus 1996 and the impact of a stronger dollar versus the yen, which reduced the cost of certain Japanese components. **The yen is expected to have a continuing positive impact on margins in 1998. Due to the competitive nature of the storage peripherals business, price erosion on most products is expected to have a commensurate negative impact on gross margins unless manufacturing costs can be reduced at the same time.**

Selling, general and administrative expenses increased to $59.2 million in 1997 from $47.9 million in 1996. These dollar amounts represent 17.6% and 13.2%, respectively, of revenue in each year. Excluding 1997 restructuring charges (see Note 10 of Notes to Consolidated Financial Statements), these expenses were $57.7 million and 17.2% of revenue. The increase is largely the result of increased marketing expenditures on certain of the Company's newer products, such as Mammoth and Eliant(TM)820, and a corporate branding awareness program. These expenses were also modestly impacted by the opening of subsidiaries in Singapore and Canada during the latter part of 1996 and early part of 1997.

Research and development expenditures increased to $40.9 million in 1997 compared to $38.4 million in 1996. These dollar amounts represent 12.2% and 10.6%, respectively, of revenue for each year. Excluding 1997 restructuring charges (see Note 10 of Notes to Consolidated Financial Statements), these expenses were $37.4 million and 11.1% of revenue. Recurring research and development expenditures were adversely impacted in 1996 by higher than normal levels of spending in connection with completion of the Mammoth development effort. **The Company expects 1998 research and development expenses to decrease from 1997 levels due to the decision to close the Eagle(RTM) division and cancel its Eagle(RTM) development projects.**

Other income (expense), net, consists of interest income and expense, state franchise taxes, foreign currency translation gains and losses and other miscellaneous items. Other income (expense), net, was impacted in 1997 by the write-off of an investment, which was considered impaired, of $900,000.

The income tax benefit for 1997 was 42.0% compared to expense of 32.0% in the prior year. The 1997 tax benefit also reflects the benefit of filing amended tax returns for 1993-1995 to claim additional research and development tax credits. See Note 6 of Notes to Consolidated Financial Statements for a description of the factors which resulted in the effective tax rates being different from the statutory tax rate of 35.0%. **The Company currently expects the 1998 effective tax rate to approximate 34.0%.**

The change from net income of $8.6 million in 1996 to a net loss of $30.8 million in 1997 resulted from the impacts of lower sales and gross margins in 1997, combined with higher operating expenses and the impact of restructuring charges related to the decision to close the Eagle(RTM) division and exit the desktop and low-end server markets.

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

Sales of 8mm half-high drives increased to 65.3% of sales in 1996 from 59.7% in 1995. This increase was the result of increased sales of the Company's newer 8mm half-high products, such as Mammoth, and the transition away from 8mm full-high products. Also included in 8mm half-high sales are more mature products, such as the 8205 and 8505. Sales of these products remained relatively stable representing 57.8% of sales in 1996 compared to 58.8% in 1995. Sales of 8mm half-high libraries remained stable at 14.4% of total sales in 1996 and 13.9% in 1995. Sales of 8mm full-high drives and libraries represented 0.8% of sales in 1996 compared to 6.2% in 1995. Sales of 4mm products decreased to 0.7% of sales in 1996 compared to 5.8% in 1995.

The relative customer mix during 1996 shifted to resellers from OEMs. Reseller sales increased to 45.3% of sales in 1996 from 41.6% in 1995. OEM sales decreased to 50.6% of sales in 1996 from 54.5% in 1995. End-user and other sales represented 4.1% of net sales in 1996 and 3.9% in 1995.

The Company's gross margin percentage for 1996 increased to 27.0% compared to 16.6% for 1995. The 1995 margins were affected by special non-recurring third quarter charges in cost of sales of $34.2 million related to the write-down of full-high inventories pursuant to an end-of-life announcement. Excluding such charges, the gross margin for 1995 was 25.8%. Gross margin was affected by a number of factors during the year. An increase in the value of the dollar versus the yen resulted in reduced costs for certain Japanese components. Additionally, improved warranty costs had a positive impact on margins.

Selling, general and administrative expenses decreased to $47.9 million in 1996 from $49.9 million in 1995. The decreases are primarily the result of special non-recurring charges in 1995 totaling $2.6 million related to the write-off of goodwill and end-of-life capitalized equipment.

Research and development expenditures increased to $38.4 million for 1996 compared to $37.0 million in 1995. The increases were attributed to continuous engineering improvements on products released during the year, such as Mammoth, as well as increased engineering efforts related to new 8mm, minicartridge and library products which were introduced in 1997.

Other income, net, consists primarily of interest income and expense, state franchise taxes, foreign currency gains and losses and other miscellaneous items.

The provision for income tax for 1996 was 32.0% compared to a benefit of 46.0% in the prior year. See Note 6 of Notes to Consolidated Financial Statements for a description of the factors which resulted in the effective tax rates being different from the statutory tax rate of 35.0%.

A net loss of $12.4 million in 1995 changed to net income of $8.6 million in 1996. This change reflects the impact of certain inventory and other write-downs in 1995.

RESTRUCTURING CHARGES
---------------------

During 1997, the Company recorded pre-tax restructuring charges of $34.9 million related to formal decisions by the Company's Board of Directors to exit the desktop and low-end server market through the closure of its Eagle(RTM) division. These decisions were made in order to focus the Company on mid-range application server markets and establish a more competitive cost structure in those markets.

The following table summarizes the activity in the Company's restructuring reserves during 1997:

                                         Workforce         Inventory            Asset
(In thousands)                           Reduction        Write-downs        Write-downs         Total
                                         ---------        -----------        -----------         -----
Restructuring charges...........         $3,123            $24,684            $7,140             $34,947
Asset write-downs...............             --            (16,890)           (6,140)            (23,030)
Cash payments...................         (1,480)              (134)               --              (1,614)
Additional charges/
    reclassifications...........           (196)               128                --                 (68)
                                         ------             ------            ------             -------
Balance, January 3, 1998........         $1,447             $7,788            $1,000             $10,235
                                         ======             ======            ======             =======


Cash payments in 1997 relate primarily to termination payments for the first of two reductions in workforce. A second reduction in force resulted from a formal action in December and took place in January 1998. Additional charges/ reclassifications resulted from the write-off of a note receivable, net additional charges impacting earnings of $58,000 and reclassifications among reserves. **The majority of remaining reserve balances are expected to result in future cash outflows. The workforce reduction and related recurring expense reductions are expected to yield annual savings of at least $20 million.**

NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Nos. 130 and 131, "Reporting Comprehensive Income" ("SFAS 130") and "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), respectively (collectively, the "Statements"). The Statements are effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting of comprehensive income and its components in annual financial statements. SFAS 131 establishes standards for reporting financial and descriptive information about an enterprise's operating segments in its annual financial statements and selected segment information in interim financial reports. Reclassification or restatement of comparative financial statements or financial information for earlier periods is required upon adoption of SFAS 130 and SFAS 131, respectively. **Application of the Statements' requirements is not expected to have a material impact on the Company's consolidated financial position, results of operations or earnings per share data as currently reported, although its disclosures on business segments may change.**

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During 1997, the Company expended $6.3 million of cash for operating activities, received $1.3 million from the issuance of common stock to Company employees, expended $11.8 million for capital equipment and paid $1.5 million on long-term liabilities. Together, these activities resulted in a decrease in the combined balance of cash and short-term investments of $18.3 million to a year-ending balance of $48.5 million. The Company's working capital decreased to $128.3 million on January 3, 1998 from $143.7 million on December 28, 1996.

The Company has a $7.5 million bank line of credit which expires May 15, 1998, with borrowings under the line limited to 80% of eligible accounts receivable plus 25% of eligible inventory (limited to $3,000,000). On January 3, 1998, the amount available under the line was $7.5 million and no borrowings were outstanding. Borrowings under the line of credit bear interest at the lower of the bank's prime rate or LIBOR + 2%. The ability to borrow under this line of credit is dependent upon the Company's adherence to a set of financial covenants. The Company was in technical violation of certain of these covenants at the end of the fourth quarter. This violation was subsequently waived by the lender. **The Company anticipates that it will renew this line at comparable terms upon its expiration.** Offsetting the amount available under the line of credit is a letter of credit which secures certain leasehold improvements made by the Company's subsidiary in Germany. This letter is for DM 1,300,000 and decreases by DM 100,000 in August of each year until it is fully depleted.

**The Company currently expects to make capital expenditures of approximately $11.1 million during 1998. The Company believes its existing sources of liquidity and funds expected to be generated from operations will provide adequate cash to fund anticipated working capital and other cash requirements through fiscal 1998.**


Item 8.
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                         Page

Report of Independent Accountants...................................      36



Consolidated Balance Sheets -
January 3, 1998 and December 28, 1996...............................      37


Consolidated Statements of Operations - for the years ended
January 3, 1998, December 28, 1996 and December 30, 1995............      38


Consolidated Statements of Changes in Stockholders' Equity -
for the years ended January 3, 1998, December 28, 1996 and
December 30, 1995...................................................      39


Consolidated Statements of Cash Flows -
for the years ended
January 3, 1998, December 28, 1996 and December 30, 1995............      40-41


Notes to Consolidated Financial Statements..........................      42-56

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
   Stockholders of Exabyte Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Exabyte Corporation and its subsidiaries at January 3, 1998 and December 28, 1996, and the results of their operations and their cash flows for each of the three years in the period ended January 3, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




/s/ Price Waterhouse LLP
------------------------
PRICE WATERHOUSE LLP


Boulder, Colorado
January 21, 1998

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (In thousands)

                                            January 3,               December 28,
                                              1998                      1996
                                            ---------                 ---------
ASSETS
Current assets:
  Cash and cash equivalents..........       $ 47,014                  $ 46,223
  Short-term investments.............          1,470                    20,600
  Accounts receivable, net...........         41,577                    56,414
  Inventories, net...................         44,551                    55,765
  Income tax receivable..............         15,873                        --
  Deferred income taxes..............         20,678                    14,172
  Other current assets...............          4,695                     3,211
                                            --------                  --------
Total current assets.................        175,858                   196,385
                                            --------                  --------
Property and equipment, net..........         35,152                    45,187
Deferred income taxes................          8,900                    10,055
Other assets.........................          1,436                     4,499
                                            --------                  --------
                                              45,488                    59,741
                                            --------                  --------
                                            $221,346                  $256,126
                                            ========                  ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...................       $ 13,992                  $ 18,916
  Accrued liabilities................         32,021                    31,900
  Accrued income taxes...............          1,044                     1,007
  Current portion of long-term
    obligations .....................            519                       832
                                            --------                  --------
Total current liabilities............         47,576                    52,655
Long-term obligations ...............          2,974                     3,458
                                            --------                  --------
Commitments (Note 7).................
Stockholders' equity:
  Preferred stock, $.001 par value;
    14,000 shares authorized; no
    shares issued and outstanding....             --                        --
  Common stock, $.001 par value;
    50,000 shares authorized;
    22,466 and 22,184 shares
    issued...........................             22                        22
  Capital in excess of par value.....         65,718                    64,124
  Treasury stock, at cost, 15 shares.             (9)                       (9)
  Retained earnings..................        105,065                   135,876
                                            --------                  --------
Total stockholders' equity...........        170,796                   200,013
                                            --------                  --------
                                            $221,346                  $256,126
                                            ========                  ========

     The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

                                                             Fiscal Years Ended
                                                  January 3,     December 28,    December 30,
                                                    1998            1996            1995
                                                  --------        --------        --------
Net sales............................             $335,684        $362,891        $374,147
Cost of goods sold...................              288,053         265,002         311,891
                                                  --------        --------        --------
Gross profit.........................               47,631          97,889          62,256

Operating expenses:
Selling, general and administrative..               59,211          47,929          49,896
Research and development.............               40,909          38,391          36,956
                                                  --------        --------        --------
Income (loss) from operations........              (52,489)         11,569         (24,596)

Other income (expense), net..........                 (634)          1,114           1,568
                                                  --------        --------        --------
Income (loss) before income taxes....              (53,123)         12,683         (23,028)

(Provision) benefit for income taxes.               22,312          (4,058)         10,593
                                                  --------        --------        --------
Net income (loss)....................             $(30,811)       $  8,625        $(12,435)
                                                  ========        ========        ========
Basic net income (loss) per share....               $(1.38)          $0.39          $(0.57)
                                                  ========        ========        ========
Common shares used in the
calculation of basic net income
(loss) per share.....................               22,326          22,003          21,711
                                                  ========        ========        ========

Diluted net income (loss) per share..               $(1.38)          $0.39          $(0.57)
                                                  ========        ========        ========
Common and potential common shares
used in the calculation of diluted
net income (loss) per share..........               22,326          22,307          21,711
                                                  ========        ========        ========


     The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except per share data)

                                               Common Stock     Treasury Stock    Capital in Excess    Retained
                                              Shares  Amount   Shares    Amount      of Par Value      Earnings
                                              ------  ------   ------    ------    ---------------     --------
Balance, December 31, 1994 ............       21,657     $22      (15)    $(9)        $57,208          $139,686

Common stock options exercised ($.10
  to $18.38 per share).................           85                                      825
Common stock issued pursuant to the
  Employee Stock Purchase Plan
  ($11.69 and $11.63 per share)........           85                                      987
Tax effect of disqualifying
  dispositions of common stock.........                                                    82
Net loss for the year..................                                                                 (12,435)
                                              ------    ----     ----    ----         -------          --------
Balance, December 30, 1995 ............       21,827      22      (15)     (9)         59,102           127,251

Common stock options exercised ($.10
  to $20.63 per share).................          257                                    3,347
Common stock issued pursuant to the
  Employee Stock Purchase Plan
  ($10.94 and $11.10 per share)........          100                                    1,097
Tax effect of disqualifying
  dispositions of common stock.........                                                   578
Net income for the year................                                                                   8,625
                                              ------    ----     ----    ----         -------          --------
Balance, December 28, 1996.............       22,184      22      (15)     (9)         64,124           135,876

Common stock options exercised ($.10
  to $15.13 per share).................          143                                      236
Common stock issued pursuant to the
  Employee Stock Purchase Plan
  ($5.47 and $10.89 per share).........          139                                    1,075
Tax effect of disqualifying
  dispositions of common stock.........                                                   164
Stock compensation expense.............                                                   119
Net loss for the year..................                                                                 (30,811)
                                              ------    ----     ----    ----         -------          --------
Balance, January 3, 1998...............       22,466     $22      (15)    $(9)        $65,718          $105,065
                                              ======    ====     ====    ====         =======          ========


     The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                Fiscal Years Ended
                                                    -----------------------------------------
                                                     January 3,    December 28,   December 30,
                                                       1998           1996           1995
                                                    -----------    -----------    -----------

Cash flows from operating activities:
     Cash received from customers............        $350,833       $363,804       $382,862
     Cash paid to suppliers and employees....        (359,975)      (354,209)      (367,875)
     Interest received.......................           2,216          2,759          3,251
     Interest paid...........................            (637)          (529)          (330)
     Income taxes paid.......................          (1,732)        (2,476)        (7,292)
     Income tax refund received..............           3,020          4,160             --
          Net cash provided (used) by                --------       --------       --------
            operating activities.............          (6,275)        13,509         10,616
                                                     --------       --------       --------

Cash flows from investing activities:
     Sale of short-term investments, net.....          19,130          8,200          5,311
     Capital expenditures....................         (11,810)       (19,276)       (23,365)
     Cash provided (used) by investing               --------       --------       --------
       activities............................           7,320        (11,076)       (18,054)
                                                     --------       --------       --------
Cash flows from financing activities:
     Net proceeds from issuance of
       common stock .........................           1,311          4,444          1,812
     Principal payments on long-term
       obligations...........................          (1,565)          (791)          (470)
          Net cash provided (used) by                --------       --------       --------
            financing activities.............            (254)         3,653          1,342
                                                     --------       --------       --------

Net increase (decrease) in cash and cash
     equivalents.............................             791          6,086         (6,096)
Cash and cash equivalents at beginning
     of year.................................          46,223         40,137         46,233
                                                     --------       --------       --------
Cash and cash equivalents at end
     of year.................................         $47,014        $46,223        $40,137
                                                     ========       ========       ========

     The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                   Fiscal Years Ended
                                                       -----------------------------------------
                                                        January 3,    December 28,   December 30,
                                                          1998           1996           1995
                                                       -----------    -----------    -----------
Reconciliation of net income (loss) to net
  cash provided (used) by operating activities:
     Net income (loss)............................      $(30,811)      $  8,625       $(12,435)
     Adjustments to reconcile net income (loss)
       to net cash provided by operating
       activities:
          Depreciation, amortization
            and other.............................        19,742         17,059         17,153
          Write-down of assets....................         6,054             --            792
          Deferred income tax provision
            (benefit).............................        (5,351)         1,071        (12,262)
          Provision for losses and reserves
            on accounts receivable................        14,486         11,159          8,723
          Provision for inventory write-downs.....        15,236             --         31,188
          Stock compensation expense..............           119             --             --

     Change in assets and liabilities:
          Accounts receivable.....................           351        (10,788)          (569)
          Inventories.............................        (4,022)       (11,596)       (28,752)
          Income tax receivable...................       (15,873)            --             --
          Other current assets....................        (1,484)         6,235         (6,695)
          Other assets............................          (171)        (1,770)          (845)
          Accounts payable........................        (4,923)        (2,924)         1,382
          Accrued liabilities.....................           120         (1,045)        11,600
          Accrued income taxes....................           201         (2,517)         1,336
          Other long-term obligations.............            51             --             --
                                                         -------        -------        -------
          Net cash provided (used) by
            operating activities..................       $(6,275)       $13,509        $10,616
                                                         =======        =======        =======

Supplemental schedule of non-cash
  investing and financing activities:
     Note payable issued to purchase software
       licenses...................................       $   626          $  --        $ 1,055
     Income tax benefit of disqualifying
       dispositions of common stock...............           164            578             82
     Capital lease obligations....................           137             --          4,042
     Transfer of inventories to
       property and equipment.....................            --             --          2,605




     The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Exabyte Corporation (the "Company") was incorporated on June 5, 1985 under the laws of the state of Delaware. The Company engages in the design, development, manufacture and marketing of computer magnetic tape subsystems for general commercial application throughout the world. The Company reports its results of operations on the basis of a fiscal year of 52 or 53 weeks ending on the Saturday closest to December 31.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Foreign Currency Translation

The U.S. dollar is the functional currency of the consolidated corporation.
For the Company's foreign subsidiaries, monetary assets and liabilities are translated into U.S. dollars using the exchange rates in effect at the balance sheet date and non-monetary assets are translated at historical rates. Results of operations are translated using the average exchange rates during the period. Foreign exchange gains and losses included in the consolidated statements of operations were not material in any year presented.

Foreign Currency Forward Contracts

The Company enters into foreign currency forward contracts in anticipation of movements in the dollar/yen exchange rate which it uses to hedge the purchase of certain inventory components from Japanese manufacturers. The Company does not enter into these contracts for trading purposes. The Company had outstanding contracts totaling $16,663,000 and $22,325,000 at January 3, 1998 and December 28, 1996, respectively. The maturity dates for these contracts for both years were within six months of the Company's respective year end. Hedged inventory transactions are included in the Statement of Cash Flows as operating activities. At January 3, 1998, and December 28, 1996, the Company had unrealized losses on forward contracts of approximately $1,185,000 and $1,146,000 based on the dollar/yen spot rate on that date. Transaction gains or losses due to exchange rate movements are recorded upon settlement of the transaction, deferred into inventory, and recognized in income as the underlying inventory is sold.

Revenue Recognition

Sales are recognized upon shipment of products to customers. Revenue from sales to certain resellers is subject to agreements allowing certain rights of return and price protection on unsold merchandise held by those resellers. Accordingly, reserves for estimated future returns and for price protection are provided in the period of the sale.

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

Concentration of Credit Risk

The Company's customers include original equipment manufacturers ("OEMs"), resellers and end-users. Financial instruments which potentially subject the Company to concentrations of credit risk are primarily accounts receivable, cash equivalents and short-term investments. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. Accounts receivable are summarized as follows:

                                                      January 3,    December 28,
                                                        1998           1996
                                                     -----------    -----------
                                                          (In thousands)
Accounts receivable..........................         $49,323         $63,729
Less: reserves and allowance for
  non-collection.............................          (7,746)         (7,315)
                                                      -------         -------
                                                      $41,577         $56,414
                                                      =======         =======

During the fiscal years ended January 3, 1998, December 28, 1996 and
December 30, 1995, one customer accounted for approximately 17%, 15% and 15%, respectively, of sales. Another customer accounted for approximately 13%, 11% and 11% of sales during the same periods. No other customers accounted for 10% or more of sales in any of the three years presented.

Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Such cash equivalents aggregated $35,246,000 and $31,817,000 at January 3, 1998 and December 28, 1996, respectively.

Inventories

Inventories are stated at the lower of cost or market, cost being determined by the first-in, first-out method and include material, labor and manufacturing overhead. Inventories consist of the following:

                                                     January 3,     December 28,
                                                        1998           1996
                                                     -----------    -----------
                                                           (In thousands)
Raw materials and component parts............         $29,266         $34,865
Work-in-process..............................           2,447           2,692
Finished goods...............................          12,838          18,208
                                                      -------         -------
                                                      $44,551         $55,765
                                                      =======         =======

During the third quarter of 1995, the Company recorded a lower of cost or market write-down on certain end-of-life products aggregating $23,636,000. At the same time, the Company accrued for losses on purchase commitments of $7,552,000 related to such products. In 1997, the Company incurred restructuring charges which included inventory write-downs (see Note 10).

Depreciation and Amortization

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective depreciable assets (two to five years). Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the asset or the lease term. Maintenance and repairs are expensed as incurred and improvements are capitalized. Goodwill resulting from acquisitions is amortized using the straight-line method over five years. All goodwill was fully amortized prior to 1996. Amortization expense was $440,000 in 1995. In the third quarter of 1995, the Company determined that remaining goodwill aggregating $2,273,000 related to two 1993 acquisitions had been impaired and, accordingly, it was written off.

Warranty Costs

A provision for estimated future costs which may be incurred under the Company's various product warranties is recorded when products are shipped.

Research and Development Costs

Software development costs for certain projects are capitalized from the time technological feasibility is established to the time the resulting software product is first shipped. Capitalized software costs are stated at the lower of cost or net realizable value which totaled $440,000 and $2,334,000 at January 3, 1998 and December 28, 1996, respectively. These items are recorded as other non-current assets. Amortization expense related to capitalized software development costs was $170,000 in 1997. There was no amortization in prior periods. In conjunction with the Company's restructuring in 1997, certain capitalized software development efforts were cancelled and costs capitalized through that date were written off (See Note 10). All other research and development costs are expensed as incurred.

Net Income (Loss) Per Share

In 1997, the Company adopted the guidelines of Statement of Financial Accounting Standards No. 128 "Earnings per Share." 1996 and 1995 earnings per share data were restated to reflect the new pronouncement. Basic net income
(loss) per common share is based on the weighted-average number of shares of common stock outstanding during each respective period. Diluted net income
(loss) per common share adds to basic weighted shares the weighted-average number of shares of potential common shares (diluted stock options) outstanding during each respective period. Proceeds from the exercise of the potential common shares are assumed to be used to repurchase outstanding shares of the Company's common stock at the average fair market value during the period. In a period in which a loss is incurred, only the weighted-average number of common shares is used to compute the diluted loss per share as the inclusion of potential common shares would be antidilutive. The calculation of basic and diluted earnings per share (EPS) is as follows:

 In thousands, except per share data

                                       1997          1996          1995
                                       ----          ----          ----
Basic EPS computation:
    Net income (loss)............      $(30,811)     $8,625        $(12,435)
                                       ========      ======        ========
    Common shares outstanding....        22,326      22,003          21,711
                                       ========      ======        ========
Basic EPS........................       $ (1.38)     $ 0.39         $ (0.57)
                                       ========      ======        ========
Diluted EPS computation:
    Net income (loss)............      $(30,811)     $8,625        $(12,435)
                                       ========      ======        ========
Shares:
    Common shares outstanding....        22,326      22,003          21,711
    Dilutive stock options.......            --         304              --
                                       --------      ------         -------
                                         22,326      22,307          21,711
                                       ========      ======        ========
Diluted EPS......................        $(1.38)     $ 0.39          $(0.57)
                                       ========      ======        ========

Options of 3,204,000, 2,317,000, and 2,173,000 were excluded from dilutive stock option calculations for 1997, 1996 and 1995, respectively, because their exercise prices were greater than the average fair market value of the Company's stock for the period, and as such they would be antidilutive.

In addition, for 1997 and 1995, 494,000 and 975,000 options, respectively, were excluded from the diluted computation above because of their antidilutive effect on net loss per share. Inclusions of these shares would have resulted in additional dilutive stock options outstanding of 97,000 and 312,000, respectively.

Since January 3, 1998, the Company has issued 1,096,000 stock options which could have a dilutive effect on diluted net income per common share. Additionally, the Company has repurchased 137,000 shares of common stock.

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

New Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Nos. 130 and 131, "Reporting Comprehensive Income" ("SFAS 130") and "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), respectively (collectively, the "Statements"). The Statements are effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting of comprehensive income and its components in annual financial statements. SFAS 131 establishes standards for reporting financial and descriptive information about an enterprise's operating segments in its annual financial statements and selected segment information in interim financial reports. Reclassification or restatement of comparative financial statements or financial information for earlier periods is required upon adoption of SFAS 130 and SFAS 131, respectively. Application of the Statements' requirements is not expected to have a material impact on the Company's consolidated financial position, results of operations or earnings per share data as currently reported, although its disclosures on business segments may change.

NOTE 2--PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                   January 3,     December 28,
                                                     1998             1996
                                                  -----------     -----------
                                                          (In thousands)

Equipment and furniture......................        $90,711         $84,263
Assets under capital leases..................          5,222           5,825
Leasehold improvements.......................         17,586          17,334
Less: accumulated depreciation and
  amortization...............................        (78,367)        (62,235)
                                                     -------         -------
                                                     $35,152         $45,187
                                                     =======         =======


Depreciation expense was $19,503,000, $17,058,000 and $14,443,000 in 1997, 1996
and 1995, respectively. Amortization of equipment and furniture under capital leases is included in depreciation expense. In 1997, the Company incurred restructuring charges which included fixed asset write-downs (see Note 10 of Notes to Consolidated Financial Statements).

NOTE 3--ACCRUED LIABILITIES

Accrued liabilities consist of the following:

                                                    January 3,    December 28,
                                                       1998           1996
                                                   -----------    -----------
                                                          (In thousands)

Wages and employee benefits..................         $ 7,943        $ 8,494
Warranty and related costs...................          11,445         18,373
Purchase commitments.........................           4,528             82
Other........................................           8,105          4,951
                                                      -------        -------
                                                      $32,021        $31,900
                                                      =======        =======

NOTE 4--DEBT

Line of Credit

As of January 3, 1998, the Company maintained a $7,500,000 unsecured line of credit. No borrowings were outstanding under the line as of that date. Under the terms of the agreement, the Company may borrow the lesser of $7,500,000 or 80% of eligible accounts receivable plus 25% of eligible inventories (limited to $3,000,000). Borrowings made under the agreement bear interest at the lower of the bank's prime rate or LIBOR + 2%. The Company's bank line of credit prohibits the payment of dividends without prior bank approval. The line of credit agreement also includes certain financial and other covenants. At January 3, 1998, the Company was in technical violation of certain of these covenants; these violations were subsequently waived by the lender. The agreement is currently scheduled to expire in May 1998.

Offsetting the amount available under the line of credit is a letter of credit which secures certain leasehold improvements made by the Company's subsidiary in Germany. This letter is for DM 1,300,000 and decreases by DM 100,000 in August of each year until it is fully depleted.

Long-Term Obligations

In 1995, the Company entered into a note payable for $1,055,000 to purchase certain software licenses. The note payable requires quarterly installments of interest (7.5%) and principal through February 1998. The note was paid off in January 1998. The Company has also entered into capital lease obligations related to the acquisition of certain equipment and leasehold improvements.
The following represents future payments pursuant to these obligations as of January 3, 1998:

                                                      Capital Lease
                                      Note Payable     Obligations      Total
                                      ------------    -------------     -----
                                                     (In thousands)
     1998............................     $131           $725           $856
     1999............................       --            725            725
     2000............................       --            726            726
     2001............................       --            726            726
     2002............................       --            659            659
     Thereafter......................       --            983            983
                                          ----         ------         ------
                                           131          4,544          4,675
Less: amount representing interest...       (2)        (1,231)        (1,233)
                                          ----         ------         ------
Present value of payments............      129          3,313          3,442
Less: current portion................     (129)          (390)          (519)
                                          ----         ------         ------
                                          $  0         $2,923         $2,923
                                          ====         ======         ======

Long-term obligations in the accompanying balance sheet also include extended warranty obligations of $51,000 at January 3, 1998. Interest expense aggregated $637,000, $530,000 and $330,000 in 1997, 1996 and 1995,
respectively.

NOTE 5--CAPITAL STOCK AND STOCK COMPENSATION PLANS

At January 3, 1998, the Company had three stock-based compensation plans. The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans and its stock purchase plan. Had compensation cost for the Company's three stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Company's pro forma results of operations and pro forma net income (loss) per share would have been as follows:

(In thousands, except per share data)               1997         1996         1995
                                                    ----         ----         ----
Net income (loss):
    As reported......................            $(30,811)      $8,625      $(12,435)
    Pro forma........................            $(36,102)      $4,798      $(14,323)
Basic net income (loss) per share:
    As reported......................              $(1.38)      $ 0.39        $(0.57)
    Pro forma........................              $(1.62)      $ 0.22        $(0.66)
Diluted net income (loss) per share:
    As reported......................              $(1.38)      $ 0.39        $(0.57)
    Pro forma........................              $(1.62)      $ 0.22        $(0.66)


Fixed Stock Option Plans

Under the Incentive Stock Option Plan, the Company may grant options to its employees and directors for up to 9.5 million shares of common stock. Under the 1997 Non-Officer Stock Option Plan, the Company may grant options to its employees (who are not officers or directors) for up to one million shares of
common stock.   Under both plans, options are granted at an exercise price not less than the fair market value of the stock on the date of grant. The options vest over periods up to 50 months and expire 10 years after the date of grant, except in the event of the termination or death of the employee, whereupon vested shares must be exercised within 90 days or six months, respectively. Under the 1997 Non-Officer Stock Option Plan, vesting for these options may accelerate upon the optionee meeting certain pre-determined goals.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                  1997               1996               1995
                                                  ----               ----               ----
Estimated dividends...................            none               none               none
Expected volatility...................            55%                57%                57%
Risk-free interest rate...............            5.6%-6.9%          5.0%-6.3%          5.5%-7.7%
Expected life from vest date (years)..            0.29               0.41               0.41


A summary of the status of the Company's fixed option plans as of January 3, 1998, December 28, 1996, and December 30, 1995 and changes during the years ending on those dates is presented as follows:

                                        1997                       1996                       1995
                               -----------------------    -----------------------    -----------------------
                               Shares   Weighted Avg.     Shares   Weighted Avg.     Shares   Weighted Avg.
                               (000's)  Exercise Price    (000's)  Exercise Price    (000's)  Exercise Price
                               -------  --------------    -------  --------------    -------  --------------
Outstanding at beginning
   of year..................   3,618       $16.71         3,148       $16.97         2,614       $17.34
Granted.....................   1,190        12.51         1,044        15.49           898        14.90
Exercised...................    (143)        1.65          (257)       13.02           (85)        9.68
Forfeited...................    (967)       16.58          (317)       18.19          (279)       16.18
                               -----       ------         -----       ------         -----       ------
Outstanding at end of year..   3,698       $15.98         3,618       $16.71         3,148       $16.97
                               =====       ======         =====       ======         =====       ======
Options exercisable
  at year-end...............   2,103       $17.63         1,940       $17.60         1,632       $17.66
Weighted-average fair value
  of options granted during
  the year..................               $ 4.91                     $ 6.50                     $ 6.37

The following table summarizes information about fixed stock options outstanding at January 3, 1998:

                              Options Outstanding                       Options Exercisable
                  --------------------------------------------     -----------------------------
                     Number      Weighted-Avg.   Weighted-Avg.        Number       Weighted-Avg.
  Range of        Outstanding      Remaining       Exercise        Exercisable       Exercise
Exercise Prices     (000's)    Contractual Life     Price            (000's)          Price
---------------   -----------  ----------------  -------------     -----------     -------------
$ 0.50-12.38           863        7.8 years          $10.99             242            $10.08
 12.63-13.75           712        7.3 years           13.28             404             13.21
 14.00-15.44           650        6.7 years           14.78             402             14.92
 15.88-17.63           773        6.9 years           17.04             408             17.17
 17.88-35.63           700        4.7 years           24.82             647             25.18
                     -----        ---------          ------           -----            ------
                     3,698        6.7 years          $15.98           2,103            $17.63
                     =====        =========          ======           =====            ======


Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan, the Company is authorized to issue up to one million shares of common stock to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the plan, employees may elect to have up to 15% of their gross salaries withheld by payroll deduction to purchase the Company's common stock. The purchase price of the stock is 85% of the lower of market price at the beginning or end of each six-month participation period. Under the plan, employees purchased 139,000, 100,000 and 85,000 shares in 1997, 1996 and 1995, respectively.

The fair value of each stock purchase plan grant is estimated on the date of grant using the Black-Scholes model with the following assumptions:

                                                  1997            1996            1995
                                                  ----            ----            ----
Estimated dividends..................             none            none            none
Expected volatility..................             55%             57%             57%
Risk-free interest rate..............             5.3%-5.6%       5.0%-5.5%       6.4%-5.7%
Expected life (years)................             0.5             0.5             0.5
Weighted-average fair value of
  purchase rights granted............             $4.14           $4.01           $5.14


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

Each right will entitle the holders of the Company's common stock to purchase one one-hundredth of a share of preferred stock at an exercise price of $75, subject to adjustment in certain cases to prevent dilution. The rights are evidenced by the common stock certificates and are not exercisable or transferable apart from the common stock until the earlier of ten days after the date on which a person or group has acquired beneficial ownership of 15% or more of the common stock (an "Acquiring Entity") or ten business days after the public announcement of the commencement of a tender or exchange offer that would result in the Acquiring Entity owning 15% or more of the common stock. Further, the rights generally entitle each right holder(except the Acquiring Entity) to purchase that number of shares of the Company's common stock which equals the exercise price of the right divided by one-half of the current market price of the common stock if any person becomes the beneficial owner of 15% or more of the common stock. If an Acquiring Entity purchases at least 15% of the Company's common stock, but has not acquired 50%, the Board of Directors may exchange the rights (except those of the Acquiring Entity) for one share of common stock per right. In addition, under certain circumstances, if the Company is involved in a merger or other business combination in which the Company is not the surviving corporation, the rights entitle the holder to buy common stock of the Acquiring Entity with a market value of twice the exercise price of each right.

The Company is generally entitled to redeem the rights for $.01 per right at any time until ten days following a public announcement that a 15% stock position has been acquired and in certain other circumstances. The rights, which do not have voting rights, will expire on February 15, 2001, unless redeemed or exchanged earlier by the Company pursuant to the Rights Plan.

NOTE 6--INCOME TAXES

Pretax income (loss) was taxed in the following jurisdictions:

                        1997          1996         1995
                      --------      --------     --------
                                 (In thousands)

Domestic..........    $(50,899)    $ 14,666      $(27,647)
Foreign...........      (2,224)      (1,983)        4,619
                      --------     --------       -------
                      $(53,123)    $ 12,683      $(23,028)
                      ========    =========     =========

The provision (benefit) for income taxes consists of the following:

                        1997          1996         1995
                      --------      --------     --------
                                 (In thousands)
Current:
  Federal.........     $(15,607)     $1,739       $ (275)
  State...........       (1,535)        176          205
  Foreign.........          182       1,072        1,739
Deferred:
  Federal.........       (4,988)      2,927      (11,396)
  State...........         (364)        319         (866)
  Foreign.........           --      (2,175)          --
                       --------      ------     --------
                       $(22,312)     $4,058     $(10,593)
                       ========      ======     ========

Total income tax provision (benefit) differs from the amount computed by applying the U.S. federal income tax rate of 35% to income (loss) before income taxes for the following reasons:

                                  1997          1996         1995
                                -------       -------      -------
                                           (In thousands)
U.S. federal income tax
  at statutory rate..........    $(18,593)     $4,438       $ (8,060)
State income taxes, net
  of federal benefit.........      (1,362)        436           (998)
Research and development
  credits....................      (1,500)       (304)          (420)
Tax exempt interest..........        (465)       (666)          (414)
Foreign sales corporation....          --        (105)          (215)
Prior year filing effects....      (1,210)         --             --
Other........................         818         259           (486)
                                 --------      ------       --------
                                 $(22,312)     $4,058       $(10,593)
                                 ========      ======       ========

Deferred tax assets are attributable to the following:

                                                 January 3,       December 28,
                                                    1998              1996
                                                 ----------       ------------
                                                        (In thousands)
Warranty reserves...........................      $5,358            $5,098
Property and equipment......................       2,895             3,470
Net operating loss carryforwards:
   Domestic.................................       2,109             2,109
   Foreign..................................       2,175             2,175
Credit carryforwards........................       2,096             1,291
Bad debt and revenue reserves...............       2,667             2,301
Goodwill....................................       1,131             1,245
Inventory reserves..........................       6,991             4,517
Other.......................................       4,156             2,021
                                                 -------           -------
                                                 $29,578           $24,227
                                                 =======           =======

At January 3, 1998, domestic net operating loss carryforwards of $6,026,000 are available to offset future taxable income. Utilization of the carryforwards are subject to an annual limitation of $670,000 through 2005. Foreign net operating loss carryforwards may be carried forward indefinitely. In addition, the Company has unused research and development credits of $1,500,000 which expire in 2012 and alternative minimum tax credits of $539,000 which may be carried forward indefinitely.

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

                                                        (In thousands)
     1998...................................               $ 6,133
     1999...................................                 5,917
     2000...................................                 4,957
     2001...................................                 4,682
     2002...................................                 3,824
     Thereafter.............................                 4,413
                                                           -------
                                                           $29,926
                                                           =======


Rent expense aggregated $5,971,000, $5,906,000 and $6,061,000 in 1997, 1996 and
1995, respectively.

NOTE 8-EMPLOYEE BENEFIT PLAN

The Company maintains a qualified Section 401(k) Savings Plan which allows eligible employees to contribute up to 15% of their salaries on a pre-tax basis. Company contributions to the plan are discretionary. The Company recorded as expense matching contributions totaling $920,000, $801,000 and $691,000 in 1997, 1996 and 1995, respectively. Company contributions are fully vested after six years of employment.

NOTE 9-FOREIGN OPERATIONS AND GEOGRAPHIC INFORMATION

The following table summarizes the Company's operations in different geographic areas:

(In thousands)                          United
                                        States        Europe       Eliminations    Consolidated
                                       --------      --------      ------------    ------------
YEAR ENDED JANUARY 3, 1998
Sales to unaffiliated customers.....   $260,989      $74,695       $     --        $335,684
Transfers between geographic areas..     13,079        2,626        (15,705)             --
                                       --------      -------       --------        --------
Total net sales.....................   $274,068      $77,321       $(15,705)       $335,684
                                       ========      =======       ========        ========
Net income(loss)....................   $(29,370)     $(1,441)      $     --        $(30,811)
                                       ========      =======       ========        ========
Identifiable assets.................   $218,328      $34,334       $(31,316)       $221,346
                                       ========      =======       ========        ========

YEAR ENDED DECEMBER 28, 1996
Sales to unaffiliated customers.....   $301,270      $61,621       $     --        $362,891
Transfers between geographic areas..     20,466        7,049        (27,515)             --
                                       --------      -------       --------        --------
Total net sales.....................   $321,736      $68,670       $(27,515)       $362,891
                                       ========      =======       ========        ========
Net income (loss)...................   $  9,092      $  (467)      $     --        $  8,625
                                       ========      =======       ========        ========
Identifiable assets.................   $239,656      $39,218       $(22,748)       $256,126
                                       ========      =======       ========        ========

YEAR ENDED DECEMBER 30, 1995
Sales to unaffiliated customers.....   $309,532      $64,615       $     --        $374,147
Transfers between geographic areas..     23,151        9,854        (33,005)             --
                                       --------      -------       --------        --------
Total net sales.....................   $332,683      $74,469       $(33,005)       $374,147
                                       ========      =======       ========        ========
Net income (loss)...................   $(15,085)     $ 2,650       $     --        $(12,435)
                                       ========      =======       ========        ========
Identifiable assets.................   $233,740      $40,017       $(23,421)       $250,336
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

United States export sales, which exclude revenues generated by European operations, were made to the following geographic areas:


                         1997               1996               1995
                        -------            -------            -------
                                       (In thousands)
Europe............      $27,023            $17,859            $18,426
Other.............       29,676             28,227             31,086
                        -------            -------            -------
                        $56,699            $46,086            $49,512
                        =======            =======            =======


NOTE 10-RESTRUCTURING

During 1997, the Company incurred $34,947,000 in pre-tax restructuring charges related to formal decisions by the Company's Board of Directors to exit the desktop and low-end server market, which included closure of its (RTM) division. These decisions were made in order to focus the Company on mid-range application server markets and establish a more competitive cost structure in those markets.

The Company incurred $3,123,000 in workforce reduction costs, including severance, outplacement and benefits. The workforce reductions will be concluded by the second quarter of 1998 and result in worldwide involuntary terminations of approximately 200 employees.

Inventory write-downs include charges of $16,890,000 relating to excess and obsolete inventory associated with the decision to exit the desktop and low-end server markets as well as non-cancelable supplier and customer commitments of $7,794,000. Asset write-downs of $7,140,000 include $3,075,000 of fixed assets to be scrapped or sold, $3,065,000 of capitalized software development costs and investment write-downs on projects to be discontinued and $1,000,000 of lease abandonment costs.

At January 3, 1998, the remaining accruals associated with this restructuring were $10,235,000, the majority of which will be paid out in the first half of 1998.

The following table summarizes the activity in the Company's restructuring reserves during 1997:

(In thousands)                           Workforce         Inventory            Asset
                                         Reduction        Write-downs        Write-downs         Total
                                         ---------        -----------        -----------         -----
Restructuring charges...........         $3,123            $24,684            $7,140             $34,947
Asset write-downs...............             --            (16,890)           (6,140)            (23,030)
Cash payments...................         (1,480)              (134)               --              (1,614)
Additional charges/
    reclassifications...........           (196)               128                --                 (68)
                                         ------             ------            ------             -------
Balance, January 3, 1998........         $1,447             $7,788            $1,000             $10,235
                                         ======             ======            ======             =======


Item 9.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None reported.

PART III

Item 10.
DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning the Company's directors is incorporated by reference from the information contained in the Section entitled "Election of Directors" in the Company's definitive Proxy Statement for the Company's 1998 Annual Meeting of Stockholders to be filed within 120 days after January 3, 1998, the close of its fiscal year ("Proxy Statement"). Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the Section entitled "Compliance..." in the Proxy Statement. Information concerning the executive officers of the Company is set forth in Part I of this Form 10-K.

Item 11.
EXECUTIVE COMPENSATION

Information required by this Item is incorporated by reference from the Section entitled "Summary of Compensation," contained in the Proxy Statement.

Item 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this Item is incorporated by reference from the Section entitled "Security Ownership of Certain Beneficial Owners and Management" contained in the Proxy Statement.

Item 13.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

PART IV

Item 14.
EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	1.   Financial Statements

The following consolidated financial statements of Exabyte Corporation and Subsidiaries are included in Part II, Item 8.

Consolidated Financial Statements as of January 3, 1998 and December 28, 1996 and for each of the three fiscal years in the period ended January 3, 1998.


                                                                     Page
                                                                     -----
Report of Independent Accountants...............................      36

Consolidated Balance Sheets.....................................      37

Consolidated Statements of Operations...........................      38

Consolidated Statements of Changes in Stockholders' Equity......      39

Consolidated Statements of Cash Flows...........................      40-41

Notes to Consolidated Financial Statements......................      42-56


(a)	2.   Financial Statement Schedules

Schedules-Years ended January 3, 1998, December 28, 1996 and December 30, 1995.

VIII     -Valuation and Qualifying Accounts and Reserves........      62

All other schedules are omitted because they are inapplicable, not required under the instructions, or the information is included in the financial statements or notes thereto.

(a)       3.       Exhibit Index

     Exhibit
      Number       Description
------------------------------

         3.1       Restated Certificate of Incorporation. (1)
         3.2       Certificate of Determination of Preference of Series A
                   Junior Participating Preferred Stock. (2)
         3.3       By-laws of the Company, as amended.(13)
      **10.1       Incentive Stock Plan, as amended and restated on
                   January 16, 1997. (15)
      **10.2       Stock Option Agreement used in connection with the
                   Incentive Stock Plan.
      **10.3       1990 Employee Stock Purchase Plan. (16)
      **10.4       Employee Stock Purchase Plan Offering used in connection
                   with the 1990 Employee Stock Purchase Plan. (16)
      **10.5       Form of participation agreement used in connection with the
                   1990 Employee Stock Purchase Plan. (3)

      **10.6       1997 Non-officer Stock Option Plan, as adopted by the Board of Directors on December 23, 1997. (17)
      **10.7       Stock Option Agreement used in connection with the 1997 Non-
                   Officer Stock Option Plan. (17)
        10.8       Agreement for the sale and transfer of all shares in Grundig
                   Data Scanner GmbH dated September 13, 1994. (12)
        10.9       Form of Indemnity Agreement entered into by the Company
                   with each director and executive officer of the Company.(14)
        10.10      8mm Mechanical Components Supply Agreement, dated April 1,
                   1990, among Sony Corporation, the Company and Nihon Exabyte
                   Corporation. (5)
        10.11      First Amendment, 8mm Mechanical Components Supply Agreement,
                   dated July 9, 1992, among Sony Corporation, the Company and
                   Nihon Exabyte Corporation. (11)
        10.12      Agreement, dated November 8, 1990, between Sony Corporation and the Company.(6)
        10.13      Lease Agreement, dated December 1, 1989, between the Company and Eastpark Associates. (4)
        10.14      First and Second Addenda, dated May and July 16, 1990
                   respectively, to the Lease Agreement, dated December 1,
                   1989, between the Company and Eastpark Associates. (5)
        10.15      Lease Agreement, dated July 2, 1990, between the Company
                   and SBR Investments. (5)
        10.16      Lease Agreement, dated July 2, 1990, between the Company
                   and The First National Bank in Boulder, Trustee for the
                   Barrell Family Trust and Frank R. Drexel. (5)
        10.17      Lease Agreement, dated December 9, 1991, between the
                   Company and Eastpark Technology Center, Ltd. (7)
        10.18      Option Contract, dated December 9, 1991, between the
                   Company and Eastpark Technology Center, Ltd. (7)
        10.19      Lease Agreement, dated May 8, 1992, between the Company
                   and Eastpark Associates, Ltd. (8)
      **10.20      1998 Officer Bonus Plan.
        10.21      Rights Agreement, dated January 24, 1991, between the
                   Company and The First National Bank of Boston, as Rights
                   Agent. (2)
        10.22      Amendment to the Rights Agreement, dated August 4, 1995,
                   between the Company and The First National Bank of Boston
                   as Rights Agent. (13)
        10.23      Vail/Steamboat 8mm Mechanical Components Supply Agreement,
                   dated January 1, 1992, among Sony Corporation, Nihon
                   Exabyte Corporation and the Company. (9)
        10.24      First Amendment of Vail/Steamboat 8mm Mechanical Components
                   Supply Agreement, dated April 1, 1994. (14)
        10.25      Agreement and Plan of Reorganization By and Among Exabyte
                   Corporation, EXB Merger Corporation, and R-Byte, Inc. (10)
        10.26      Asset Purchase Agreement dated February 19, 1993 By
                   and Among Exabyte Corporation, Exabyte Acquisition
                   Subsidiary Corporation and Everex Systems, Inc.  (11)
        10.27      Asset Purchase Agreement dated February 12, 1993 By and
                   Among Exabyte Corporation, Tallgrass Corporation, a
                   Delaware corporation, and Tallgrass Technologies
                   Corporation, a Kansas corporation.  (11)
        10.28      8mm Mechanical Components Purchase Agreement, dated
                   December 11, 1996, among Hitachi Ltd. Electronic Sales
                   Office, the Company and Nihon Exabyte Corporation.
      **10.29      Separation and Consulting Agreement, effective July 11,
                   1998, by and among Peter D. Behrendt and the Company.
        21.1       List of Subsidiaries.  (16)

        23.1       Consent of Price Waterhouse LLP.
        24.1       Power of Attorney.  Reference is made to the signature page.

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

(12) Filed as an Exhibit to the Company's Report on Form 8-K, as filed with the SEC on August 23, 1995 and incorporated herein by reference.

(13) Filed as an Exhibit to the Company's 1994 Annual Report on Form 10-K, filed with the SEC on March 17, 1995 and revised and filed on March 24, 1995, incorporated herein by reference.

(14) Filed as an Exhibit to the Company's Report on Form S-8 (Registration No. 33-64591), as filed with the SEC on November 27, 1995 and incorporated herein by reference.

(15) Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q, filed with the SEC on November 12, 1997 and incorporated herein by reference.

(16) Filed as an Exhibit to the Company's Annual Report on Form 10-K, filed with the SEC on March 19, 1997, and incorporated herein by reference.

(17) Filed as an Exhibit to the Company's Report on Form S-8, as filed with the SEC on February 9, 1998 and incorporated herein by reference.

(b)     Reports on Form 8-K

        No report on Form 8-K was filed during the fiscal quarter ended January 3, 1998.

EXABYTE CORPORATION AND SUBSIDIARIES
Schedule VIII - Valuation and Qualifying Accounts and Reserves
(In thousands)

   Col. A                                   Col. B        Col. C        Col. D         Col. E         Col. F
 ----------                               ----------    ----------    ----------     ----------     ----------
                                           Balance       Charged
                                           at            to            Charged                        Balance
                                           Beginning     Costs         to                             at End
                                           of            and           Other                          of
Description                                Period        Expenses      Accounts       Deduction       Period
------------                              ----------    ----------    ----------     -----------     ----------
Year Ended December 30, 1995:
  Allowance for doubtful accounts.....     $1,023        $    88       $    --        $   (263) (1)   $   848

  Reserves for sales programs.........      3,431             --         8,635          (6,082) (2)     5,984

  Inventory valuation reserves........      2,760         34,269            --         (25,647) (3)    11,382
                                           ------        -------       -------         -------        -------
                                           $7,214        $34,357       $ 8,635        $(31,992)       $18,214
                                           ======        =======       =======        ========        =======

Year Ended December 28, 1996:
  Allowance for doubtful accounts.....    $   848        $    39       $    --        $    632  (1)   $ 1,519

  Reserves for sales programs.........      5,984             --        11,121         (11,309) (2)     5,796

  Inventory valuation reserves........     11,382          2,495            --          (5,927) (3)     7,950
                                           ------        -------       -------        --------        -------
                                          $18,214        $ 2,534       $11,121        $(16,604)       $15,265
                                          =======        =======       =======        ========        =======
Year Ended January 3, 1998:
  Allowance for doubtful accounts.....     $1,519        $   310       $    --        $   (813) (1)   $ 1,016

  Reserves for sales programs.........      5,796             --        14,176         (13,242) (2)     6,730

  Inventory valuation reserves........      7,950         21,038            --         (10,120) (3)    18,868
                                           ------        -------       -------        --------        -------
                                          $15,265        $35,553       $14,176        $(24,175)       $26,614
                                          =======        =======       =======        ========        =======

(1) Accounts written off, net of recoveries.
(2) Net credits issued to customers for sales programs.
(3) Use of inventory reserves against inventory.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Boulder, State of Colorado, on March 23, 1998.

EXABYTE CORPORATION



                     By:      /s/ Stephen F. Smith
                              -----------------------
                              Stephen F. Smith
                     Title: Chief Financial Officer, Vice President, General Counsel and Secretary
                              (Principal Financial and Accounting Officer)
POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William L. Marriner and Stephen F. Smith, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.



/s/ William L. Marriner       Chairman of the Board,
-----------------------       President, and Chief            March 23, 1998
William L. Marriner           Executive Officer
                              (Principal Executive
                              Officer)



/s/ Stephen F. Smith          Vice President, Chief
-----------------------       Financial Officer, General      March 23, 1998
Stephen F. Smith              Counsel and Secretary
                              (Principal Financial
                              and Accounting Officer)



/s/ Peter D. Behrendt         Director
-----------------------                                       March 23, 1998
Peter D. Behrendt

/s/ Bruce M. Holland          Director
-----------------------                                       March 23, 1998
Bruce M. Holland



                              Director
-----------------------                                       March 23, 1998
Thomas E. Pardun



                              Director
-----------------------                                       March 23, 1998
Mark W. Perry



/s/ Ralph Z. Sorenson         Director
-----------------------                                       March 23, 1998
Ralph Z. Sorenson



/s/ Thomas G. Washing         Director
-----------------------                                       March 23, 1998
Thomas G. Washing