Form 10-Q
period 1998-04-04
EXABYTE CORP /DE/
filed 1998-05-15
CIK 855109

-----------------------------------------------------------------------------
           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                                10-Q

(Mark One)
/X/ Quarterly Report Pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended April 4, 1998

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

      Yes          /X/                      No          /  /


As of May 8, 1998 there were 22,469,904 shares outstanding of the Registrant's Common Stock (par value $0.001 per share).

-----------------------------------------------------------------------------

EXABYTE CORPORATION AND SUBSIDIARIES
TABLE OF CONTENTS



PART I     FINANCIAL INFORMATION
                                                                        Page

Item 1.     Financial Statements
            Consolidated Balance Sheets --
                 April 4, 1998 and January 3, 1998.........              3

            Consolidated Statements of Operations --
                 Three Months Ended April 4, 1998
                 and March 29, 1997 (Unaudited)...............           4

            Consolidated Statements of Cash Flows --
                 Three Months Ended April 4, 1998 and
                 March 29, 1997 (Unaudited)...................           5-6

            Notes to Consolidated Financial Statements
                 (Unaudited)......................................       7-10


Item 2.     Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations.......................................       11-15




PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.......................       16-18

PART I  Item 1.  Financial Statements
EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (In thousands)

                                                     April 4,     January 3,
                                                       1998          1998
                                                     --------      --------
ASSETS
Current assets:
     Cash and cash equivalents.................      $ 43,377      $ 47,014
     Short-term investments....................         5,200         1,470
     Accounts receivable, less allowance
       for doubtful accounts and customer
       returns and credits of $8,765 and
       $7,746, respectively....................        48,440        41,577
     Inventories, net..........................        38,936        44,551
     Deferred income taxes.....................        17,817        20,678
     Income tax refund receivable..............        15,873        15,873
     Other current assets......................         4,222         4,695
                                                     --------      --------
          Total current assets.................       173,865       175,858
Property and equipment, net....................        34,360        35,152
Deferred income taxes..........................         8,805         8,900
Other assets...................................         1,430         1,436
                                                     --------      --------
                                                     $218,460      $221,346
                                                     ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable..........................       $14,598       $13,992
     Accruals and other liabilities............        27,198        33,065
     Current portion of long-term obligations..           717           519
                                                     --------      --------
          Total current liabilities............        42,513        47,576
Long-term obligations..........................         4,116         2,974
                                                     --------      --------
          Total liabilities....................        46,629        50,550
Stockholders' equity:                                --------      --------
     Preferred stock, $.001 par value;
       14,000 shares authorized; no shares
       issued and outstanding..................           --             --
     Common stock, $.001 par value; 50,000 shares
       authorized; 22,467 and 22,466 shares
       issued and outstanding, respectively....            22            22
     Capital in excess of par value............        65,720        65,718
     Treasury stock, at cost, 152 and 15 shares
      outstanding, respectively................        (1,005)           (9)
     Retained earnings.........................       107,094       105,065
                                                     --------      --------
          Total stockholders' equity...........       171,831       170,796
                                                     --------      --------
                                                     $218,460      $221,346
                                                     ========      ========

       The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

                                                        Three Months Ended
                                                      ----------------------
                                                      April 4,      March 29,
                                                        1998          1997
                                                      -------        -------
Net sales....................................         $80,750        $85,425
Cost of goods sold...........................          56,904         62,187
                                                      -------        -------
Gross profit.................................          23,846         23,238

Operating expenses:
     Selling, general and administrative.....          13,444         12,738
     Research and development................           7,131          9,345
                                                      -------        -------
Income from operations.......................           3,271          1,155
Other income (expense), net..................            (196)           442
                                                      -------        -------
Income before income taxes...................           3,075          1,597

Provision for income taxes...................          (1,046)          (543)
                                                      -------        -------
Net income ..................................         $ 2,029        $ 1,054
                                                      =======        =======

Basic net income per share ..................         $  0.09        $  0.05
                                                      =======        =======
Common shares used in the calculation
     of basic net income per share...........          22,342         22,265
                                                      =======        =======

Diluted net income per share.................         $  0.09        $  0.05
                                                      =======        =======

Common and potential common shares
     used in the calculation of diluted
     net income per share....................         $22,460        $22,360
                                                      =======        =======

     The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)


                                                        Three Months Ended
                                                      ----------------------
                                                     April 4,       March 29,
                                                       1998           1997
                                                     --------       --------
Cash flows from operating activities:
     Cash received from customers............        $ 74,164       $ 84,784
     Cash paid to suppliers and employees....         (70,721)       (87,928)
     Interest received.......................             431            628
     Interest paid...........................            (146)          (157)
     Income taxes paid.......................            (135)          (236)
     Income tax refund received..............             194            440
          Net cash provided (used) by                 -------        -------
            operating activities.............           3,787         (2,469)
                                                      -------        -------


Cash flows from investing activities:
     Sale (purchase) of short-term
       investments, net......................          (3,730)         4,100
     Capital expenditures....................          (2,400)        (4,504)
          Net cash used by                           --------       --------
            investing activities.............          (6,130)          (404)
                                                     --------       --------


Cash flows from financing activities:
     Net proceeds from issuance of
       common stock..........................               2             91
     Payments to purchase treasury stock.....            (996)            --
     Principal payments under long-term
       obligations...........................            (300)          (270)
          Net cash used by                            --------       --------
            financing activities.............          (1,294)          (179)
                                                     --------       --------


Net decrease in cash and cash
     equivalents.............................          (3,637)        (3,052)
Cash and cash equivalents at beginning
     of period...............................          47,014         46,223
                                                     --------       --------
Cash and cash equivalents at end
     of period...............................        $ 43,377       $ 43,171
                                                     ========       ========

     The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

                                                        Three Months Ended
                                                      ----------------------
                                                       April 4,     March 29,
                                                         1998         1997
                                                      ----------   ---------
Reconciliation of net income to net cash
  provided (used) by operating activities:
     Net income ...............................          $ 2,029     $ 1,054
     Adjustments to reconcile net income
       to net cash provided (used) by operating
       activities:
       Depreciation, amortization
         and other.............................            4,294       4,907
       Deferred income tax provision...........            2,956         463
       Provision for losses and reserves
         on accounts receivable................            3,316       2,520

Change in assets and liabilities:
     Accounts receivable.......................          (10,179)     (3,331)
     Inventories...............................            5,615      (5,719)
     Other current assets......................              473         (61)
     Other assets..............................                6         249
     Accounts payable..........................              606       2,054
     Accrued liabilities.......................           (4,015)     (4,888)
     Other long-term liabilities...............              537          --
     Accrued income taxes......................           (1,851)        283
                                                        --------     -------
          Net cash provided (used) by
           operating activities................          $ 3,787     $(2,469)
                                                        ========     =======

Supplemental schedule of non-cash
  investing and financing activities:
     Note payable issued to purchase
       machinery and equipment ................          $ 1,102     $   --
     Capital lease obligations.................               --         92



     The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1--ACCOUNTING PRINCIPLES

The consolidated balance sheet as of April 4, 1998, the consolidated statements of operations for the three months ended April 4, 1998 and March 29, 1997, as well as the consolidated statements of cash flows for the three months ended April 4, 1998 and March 29, 1997, have been prepared by the Company without an audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation thereof, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with financial statements and notes thereto included in the Company's January 3, 1998 annual report to stockholders heretofore filed with the Commission as Part II to the Company's Annual Report on Form 10-K. The results of operations for interim periods presented are not necessarily indicative of the operating results for the full year.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income"
("SFAS 130"). Pursuant to SFAS 130, certain items are required to be recognized as components of comprehensive income. As the Company does not have any elements of other comprehensive income, no reporting changes are required.

Also in June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). This statement is effective for fiscal years beginning after December 15, 1997, but reporting requirements can be excluded for interim periods during the first year of adoption. SFAS
131 establishes standards for reporting financial and descriptive information about an enterprise's operating segments in its annual financial statements and selected segment information in interim financial reports. **Application of SFAS 131 is not expected to have a material impact on the Company's consolidated financial position, results of operations or earnings per share data as currently reported, although the Company's disclosures on business segments will change.**

Note 2--INVENTORIES

Inventories consist of the following:

                                                     April 4,      January 3,
                                                       1998           1998
                                                    ----------     ----------
                                                           (In thousands)
Raw materials and component parts............         $27,123        $29,266
Work-in-process..............................           2,317          2,447
Finished goods...............................           9,496         12,838
                                                      -------        -------
                                                      $38,936        $44,551
                                                      =======        =======

Note 3--ACCRUED LIABILITIES
Accrued liabilities consist of the following:

                                                     April 4,      January 3,
                                                       1998          1998
                                                    ----------     ---------
                                                           (In thousands)
Wages and employee benefits..................         $ 7,691        $ 7,943
Warranty and other related costs.............          11,872         11,445
Purchase commitments.........................           1,748          4,528
Other........................................           5,887          9,149
                                                      -------        -------
                                                      $27,198        $33,065
                                                      =======        =======

Note 4--NET INCOME (LOSS) PER SHARE

In 1997, the Company adopted the guidelines of Statement of Financial Accounting Standards No. 128 "Earnings per Share." 1997 quarterly earnings per share data were restated to reflect the new pronouncement. Basic net income
(loss) per common share is based on the weighted-average number of shares of common stock outstanding during each respective period. Diluted net income
(loss) per common share adds to basic weighted shares the weighted-average number of shares of potential common shares (dilutive stock options) outstanding during each respective period. Proceeds from the exercise of the potential common shares are assumed to be used to repurchase outstanding shares of the Company's common stock at the average fair market value during the period. In a period in which a loss is incurred, only the weighted-average number of common shares is used to compute the diluted loss per share as the inclusion of potential common shares would be antidilutive. The calculation of basic and diluted earnings per share ("EPS") is as follows:

In thousands, except per share data

                                       April 4,      March 29,
                                         1998          1997
                                         ----          ----
Basic EPS computation:
    Net income ..................      $  2,029      $ 1,054
                                       ========      =======
    Common shares outstanding....        22,342       22,265
                                       ========      =======
    Basic EPS....................        $ 0.09       $ 0.05
                                       ========      =======
Diluted EPS computation:
    Net income ..................      $  2,029     $  1,054
                                       ========      =======
    Shares:
        Common shares outstanding        22,342       22,265
        Dilutive stock options...           118           95
                                       --------      -------
                                         22,460       22,360
                                       ========      =======
    Diluted EPS..................        $ 0.09       $ 0.05
                                       ========      =======

Options of 4,109,000 and 4,009,000 were excluded from dilutive stock option calculations for the first quarter of 1998 and 1997, respectively, because their exercise prices were greater than the average fair market value of the Company's stock for the period, and as such they would be antidilutive.

Since April 4, 1998, the Company has issued 77,300 stock options which could have a dilutive effect on diluted net income per common share in the future.

Note 5--RESTRUCTURING

During 1997, the Company incurred $34,947,000 in pre-tax restructuring charges related to formal decisions by the Company's Board of Directors to exit the desktop and low-end server market, which included closure of its Eagle(RTM) division. These decisions were made in order to focus the Company on mid-range application server markets and establish a more competitive cost structure in those markets.

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

At April 4, 1998, the remaining accruals associated with this restructuring were $5,349,000, the majority of which will be paid out in the second quarter of 1998.

The following table summarizes the activity in the Company's restructuring reserves during the first quarter of 1998:

(In thousands)                           Workforce         Inventory            Asset
                                         Reduction        Write-downs        Write-downs          Total
                                         ---------        -----------        -----------         -------
Balance, January 3, 1998........         $1,447            $ 7,788            $1,000             $10,235
Cash payments...................           (897)            (3,812)               --              (4,709)
Additional charges/
    reclassifications...........            (38)              (139)               --                (177)
                                         ------             ------            ------             -------
Balance, April 4, 1998........           $  512             $3,837            $1,000             $ 5,349
                                         ======             ======            ======             =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Form 10-Q contains forward-looking statements within the context of
Section 21E of the Securities Exchange Act of 1934, as amended. Each and every forward-looking statement involves a number of risks and uncertainties, including those risk factors specifically delineated and described in Part 1,
Item 1 of the Company's 1997 Form 10-K, filed March 24, 1998 ("1997 Form 10-K"). The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties.
The Company has identified by *bold-face* various sentences within this Form 10-Q which contain such forward-looking statements. Additionally, words such as "believes," "anticipates," "expects," "intends," and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.

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

The following table summarizes the activity in the Company's restructuring reserves during the first quarter of 1998:

                                         Workforce         Inventory            Asset
(In thousands)                           Reduction        Write-downs        Write-downs          Total
                                         ---------        -----------        -----------         -------
Balance, January 3, 1998........         $1,447            $ 7,788            $1,000             $10,235
Cash payments...................           (897)            (3,812)               --              (4,709)
Additional charges/
    reclassifications...........            (38)              (139)               --                (177)
                                         ------             ------            ------             -------
Balance, April 4, 1998..........         $  512            $ 3,837            $1,000             $ 5,349
                                         ======            =======            ======             =======

YEAR 2000 COMPLIANCE

The Company is currently evaluating the risks and costs associated with Year 2000 compliance and is in the process of updating its information systems to become Year 2000 compliant. There can be no assurance that the costs of compliance will not result in a material charge to the Company. For a complete description of the Year 2000 problem and the risks associated with Year 2000 compliance, please refer to the "RISK FACTORS -- Year 2000" section in the Company's 1997 Form 10-K.

RESULTS OF OPERATIONS

The following table sets forth unaudited operating results for the three month periods ended April 4, 1998 and March 27, 1997 as a percentage of sales in each of these periods. This data has been derived from the unaudited consolidated financial statements.

                                                        Three Months Ended
                                                       ---------------------
                                                      April 4,       March 29,
                                                        1998           1997
                                                       ------         ------
Net sales....................................          100.0%         100.0%
Cost of goods sold...........................           70.5           72.8
                                                       ------         ------
Gross margin.................................           29.5           27.2
Operating expenses:
  Selling, general and administrative........           16.7           14.9
  Research and development...................            8.8           10.9
                                                       ------         ------
Income from operations.......................            4.0            1.4
Other income (expense), net..................           (0.2)           0.5
                                                       ------         ------
Income before income taxes...................            3.8            1.9
Provision for income taxes...................           (1.3)          (0.7)
                                                       ------         ------
Net income ..................................            2.5%           1.2%
                                                       ======         ======

NET SALES

Net sales for the first quarter of 1998 were $80.8 million. This represents a decrease of 5.4% when compared to net sales of $85.4 million for the same period in 1997. This is due mainly to decreases in sales of the 8205/8505 tape drives. Sales of these products decreased from 45.6% of revenue during the first quarter of 1997 to 11.7% for the same period in 1998. Other current 8mm product sales increased to 45.7% of revenue during the first quarter of 1998 compared to 12.8% for the same period in 1997. Media sales also increased as a percentage of total sales for the first quarter of 1998 compared to the first quarter of 1997.

The following table details the Company's product mix as a percentage of total revenue for the first quarter of 1998 and 1997:

PRODUCT MIX TABLE
(As a Percentage of Net Sales)

                                         Three Months Ended
                                         ------------------
                                        April 4,   March 29,
                                          1998       1997
                                         -------    -------
8mm drives:
  8205, 8505, 8700, Eliant(TM) 820
  and Mammoth..........................    57.4%     58.4%
Libraries:
  10h, 210, 220, 440, 480, 18D
  and 230D ............................    17.1      18.3
Media..................................    20.6      14.9
Service, spares and other..............     7.0       6.9
Other end-of-life drives and libraries.     2.7       5.3
Sales allowances.......................    (4.8)     (3.8)
                                         ------    ------
                                          100.0%    100.0%
                                         ======    ======

Although there was a decrease in total sales, the mix between domestic and international sales remained relatively stable. Domestic sales accounted for $53.9 million and 66.7% of net sales in the first quarter of 1998 compared to $57.4 million and 67.2% for the same period in the prior year. International sales accounted for $26.9 million and 33.3% of sales in the first quarter of 1998 compared to $28.0 million and 32.8% for the same period in the prior year.

The customer mix during the first quarter of 1998 remained relatively consistent with the same period in 1997.

CUSTOMER MIX TABLE
(As a Percentage of Net Sales)

                                         Three Months Ended
                                         ------------------
                                         April 4,   March 29,
                                           1998       1997
                                         -------    -------
Customer Type:
------------------
OEM....................................    47.4%     47.4%
Reseller...............................    47.8      47.2
End-user and other.....................     4.8       5.4
                                         ------    ------
                                          100.0%    100.0%
                                         ======    ======

During the first quarter of 1998, one OEM customer accounted for 13% of sales, compared to 15% for the comparable period in 1997. For these same periods, another OEM customer accounted for 12% of sales compared to 16% for the comparable period in 1997. One reseller customer accounted for 11% of sales during the first quarter of 1998. No other customers accounted for 10% or more of sales in any of these periods. *Since these and other major customers also sell competing products and continually review new technologies, there can be no assurance that sales to these or any other customers will continue to represent the same portion of the Company's future revenue.*

GROSS MARGIN

The gross margin percentage for the first quarter of 1998 was 29.5%, compared to 27.2% for the same period in 1997. The 1998 margins are higher mainly due to lower manufacturing expenses which resulted from headcount and cost reduction efforts during the latter part of 1997 and a shift to higher-margin media sales. In addition, gross margins in 1997 were negatively impacted by sales of low margin Eagle(RTM) products.

OPERATING EXPENSES

Selling, general and administrative expenses increased to $13.4 million in the first quarter of 1998 compared to $12.8 million during the same period in the previous year. As a percentage of sales, these amounts represent 16.7% and 14.9%, respectively for the first quarters of 1998 and 1997. This increase is the result of increased advertising and higher sales spending, primarily in Europe.

Research and development expenditures decreased to $7.1 million and 8.8% of sales during the first quarter of 1998 compared to $9.3 million and 10.9% of sales for the same period in 1997. Decreases are due to the decision to exit the desktop market through closure of the Eagle(RTM) division which was made in the latter part of 1997.

OTHER INCOME (EXPENSE), NET

Other income (expense), net, consists primarily of interest income and expense, state franchise taxes, foreign currency gains and losses, the translation impact of the Company's foreign subsidiaries' balance sheets and other miscellaneous items. The change from other income of $442,000 in the first quarter of 1997 to other expense of $196,000 in same period in 1998 resulted from translation losses primarily related to the Company's investment in its German subsidiary.

TAXES

The provision for income taxes for the first quarter of 1998 and 1997 remained consistent at 34.0% of income before taxes. *The effective tax rate for fiscal 1998 is expected to be approximately 34.0%.*

NET INCOME

Net income per share was $0.09 for the first quarter 1998. This is an increase from net income per share of $0.05 for the same period in 1997. The increase is the result of a higher gross margin and lower operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

During the first three months of 1998, the Company generated $3.8 million of cash through operating activities, expended $1.0 million to repurchase outstanding shares of common stock and expended $2.4 million for capital equipment and $300,000 on long-term obligations. Together, these activities resulted in a net increase in the combined balance of cash and short-term investments of $100,000 to a quarter-ending balance of $48.6 million. The Company's working capital increased to $131.4 million at April 4, 1998 from $128.3 million at January 3, 1998.

The Company has a $7.5 million bank line of credit which expires May 15, 1999. Under this agreement, borrowings under the line are limited to 80% of eligible accounts receivable plus 25% of eligible inventory (limited to $3,000,000). On April 4, 1998 the amount available under the line was $7.5 million and no borrowings were outstanding. Borrowings under the line of credit bear interest at the lower of the bank's prime rate or LIBOR + 2%.
The ability to borrow under this line of credit is dependent upon the Company's adherence to a set of financial covenants. The Company is currently in compliance with all such covenants. Offsetting the amount available under the line of credit is a letter of credit which secures certain leasehold improvements made by the Company's subsidiary in Germany. This letter is for DM 1,300,000 and decreases by DM 100,000 in August of each year until it is fully depleted.

*The Company believes its existing sources of liquidity and funds expected to be generated from operations will provide adequate cash to fund the Company's anticipated working capital and other cash requirements through fiscal 1998.*

RISK FACTORS

Media Constraints

The Company is currently experiencing a shortage of the Advanced Metal Evaporation ("AME") media used in its Mammoth tape drive. Exabyte's ability to sustain growth in Mammoth and Mammoth follow-on products depends on the availability of this media, which is produced to the Company's specifications. Currently, the AME media is sourced exclusively from Sony Corporation ("Sony"), a direct competitor of Exabyte. *In the event such media is not available in sufficient volume, at an acceptable quality level and at a competitive price, the Company could be forced to delay or cancel shipments of current Mammoth tape drive products, including associated libraries, or the introduction of future Mammoth tape drive products, which could have a material adverse effect on the Company's competitive position and its results of operations.*

The Company's ability to obtain an adequate supply of this media has been, is currently being and may be further affected by any constraint in Sony's production of the media, the divergence of Sony's limited media supply to other third parties, any change in Sony's media specification which would no longer meet the Company's requirements, or otherwise as a result of Sony's competitive position. The Company is currently attempting to obtain a second source for the production of advance tape media. *However, there can be no assurance that its production of the media will be in the volume or of the quality required by the Company.*

PART II.

Item 6.  Exhibits and Reports on Form 8-K

(a)     Exhibit Index

          Exhibit
          Number               Description
          -------              -----------

          27.0                 Financial Data Schedule


(b) Reports on Form 8-K: There were no reports on Form 8-K for the three month period ended April 4, 1998.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      EXABYTE CORPORATION
                                      Registrant



Date    May 15, 1998                  By     /s/ Stephen F. Smith
     -----------------------             -----------------------------------
                                           Stephen F. Smith
                                           Vice President, Chief Financial
                                           Officer, General Counsel &
                                           Secretary (Principal Financial
                                           and Accounting Officer)