Form 10-Q/A
period 1996-06-29
EXABYTE CORP /DE/
filed 1998-06-24
CIK 855109

-----------------------------------------------------------------------------
           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                                10-Q
(Mark One)
        /x/ Quarterly Report Pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934

             For the quarterly period ended June 29, 1996

OR

        / / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the transition period from __________ to __________.

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

SIGNATURES
----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  EXABYTE CORPORATION
                                  Registrant



Date                                 By   /s/Stephen F. Smith
      -----------------------             ------------------------
                                         Vice President, Chief Financial
                                         Officer, General Counsel and Secretary
                                         (Principal Financial and Accounting
                                         Officer)