Form 10-Q
period 1998-07-04
EXABYTE CORP /DE/
filed 1998-08-18
CIK 855109

-----------------------------------------------------------------------------
           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                              Form 10-Q

(Mark One)
/X/ Quarterly Report Pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended July 4, 1998

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

      Yes          /X/                      No          /  /


As of August 14, 1998 there were 22,546,344 shares outstanding of the Registrant's Common Stock (par value $0.001 per share).

-----------------------------------------------------------------------------

EXABYTE CORPORATION AND SUBSIDIARIES
TABLE OF CONTENTS



PART I     FINANCIAL INFORMATION
                                                                        Page

Item 1.     Financial Statements
            Consolidated Balance Sheets --
                 July 4, 1998 and January 3, 1998.................       3

            Consolidated Statements of Operations --
                 Three and Six Months Ended July 4, 1998
                 and June 28, 1997 (Unaudited)....................       4-5

            Consolidated Statements of Cash Flows --
                 Six Months Ended July 4, 1998 and
                 June 28, 1997 (Unaudited)........................       6-7

            Notes to Consolidated Financial Statements
                 (Unaudited)......................................       8-11


Item 2.     Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations.......................................       12-18




PART II.   OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of
                 Security Holders.................................       19

Item 5.    Other Information......................................       19

Item 6.    Exhibits and Reports on Form 8-K.......................       19-21

PART I  Item 1.  Financial Statements
EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (In thousands, except per share data)

                                                      July 4,     January 3,
                                                       1998          1998
                                                     --------      --------
ASSETS
Current assets:
     Cash and cash equivalents.................      $ 48,841      $ 47,014
     Short-term investments....................         8,400         1,470
     Accounts receivable, less allowance
       for doubtful accounts and customer
       returns and credits of $7,325 and
       $7,746, respectively....................        45,574        41,577
     Inventories, net..........................        39,178        44,551
     Deferred income taxes.....................        15,464        20,678
     Income tax refund receivable..............         4,461        15,873
     Other current assets......................         3,212         4,695
                                                     --------      --------
          Total current assets.................       165,130       175,858
Property and equipment, net....................        33,319        35,152
Deferred income taxes..........................        14,256         8,900
Other assets...................................         1,300         1,436
                                                     --------      --------
                                                     $214,005      $221,346
                                                     ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable..........................       $13,579       $13,992
     Accruals and other liabilities............        22,476        33,065
     Current portion of long-term obligations..         1,025           519
                                                     --------      --------
          Total current liabilities............        37,080        47,576
Long-term obligations..........................         4,443         2,974
                                                     --------      --------
          Total liabilities....................        41,523        50,550
Stockholders' equity:                                --------      --------
     Preferred stock, $.001 par value;
       14,000 shares authorized; no shares
       issued and outstanding..................           --             --
     Common stock, $.001 par value; 50,000 shares
       authorized; 22,549 and 22,466 shares
       issued and outstanding, respectively....            23            22
     Capital in excess of par value............        66,219        65,718
     Treasury stock, at cost, 152 and 15 shares
      outstanding, respectively................        (1,005)           (9)
     Retained earnings.........................       107,245       105,065
                                                     --------      --------
          Total stockholders' equity...........       172,482       170,796
                                                     --------      --------
                                                     $214,005      $221,346
                                                     ========      ========

       The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

                                                        Three Months Ended
                                                      ----------------------
                                                       July 4,       June 28,
                                                        1998          1997
                                                      -------        -------
Net sales....................................         $69,754        $97,144
Cost of goods sold...........................          49,404         71,452
                                                      -------        -------
Gross profit.................................          20,350         25,692

Operating expenses:
     Selling, general and administrative.....          14,476         15,083
     Research and development................           6,076          8,894
                                                      -------        -------
Income (loss) from operations................            (202)         1,715
Other income (expense), net..................             430           (171)
                                                      -------        -------
Income before income taxes...................             228          1,544

Provision for income taxes...................             (77)          (525)
                                                      -------        -------
Net income...................................         $   151        $ 1,019
                                                      =======        =======

Basic net income per share ..................         $  0.01        $  0.05
                                                      =======        =======
Common shares used in the calculation
     of basic net income per share...........          22,332         22,302
                                                      =======        =======

Diluted net income per share.................         $  0.01        $  0.05
                                                      =======        =======

Common and potential common shares
     used in the calculation of diluted
     net income per share....................          22,672         22,491
                                                      =======        =======

     The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

                                                         Six Months Ended
                                                      ----------------------
                                                       July 4,       June 28,
                                                        1998          1997
                                                      -------        -------
Net sales....................................        $150,504       $182,569
Cost of goods sold...........................         106,307        133,638
                                                      -------        -------
Gross profit.................................          44,197         48,931

Operating expenses:
     Selling, general and administrative.....          27,920         27,822
     Research and development................          13,207         18,239
                                                      -------        -------
Income from operations.......................           3,070          2,870
Other income, net............................             233            271
                                                      -------        -------
Income before income taxes...................           3,303          3,141

Provision for income taxes...................          (1,123)        (1,068)
                                                      -------        -------
Net income ..................................         $ 2,180        $ 2,073
                                                      =======        =======

Basic net income per share ..................         $  0.10        $  0.09
                                                      =======        =======
Common shares used in the calculation
     of basic net income per share...........          22,337         22,283
                                                      =======        =======

Diluted net income per share.................         $  0.10        $  0.09
                                                      =======        =======

Common and potential common shares
     used in the calculation of diluted
     net income per share....................          22,566         22,425
                                                      =======        =======

     The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)


                                                         Six Months Ended
                                                      ----------------------
                                                      July 4,        June 28,
                                                       1998           1997
                                                     --------       --------
Cash flows from operating activities:
     Cash received from customers............        $147,310       $174,290
     Cash paid to suppliers and employees....        (144,558)      (177,951)
     Interest received.......................             988          1,167
     Interest paid...........................            (307)          (308)
     Income taxes paid.......................            (682)          (221)
     Income tax refund received..............          11,607            434
          Net cash provided (used) by                 -------        -------
            operating activities.............          14,358         (2,589)
                                                      -------        -------


Cash flows from investing activities:
     Sale (purchase) of short-term
       investments, net......................          (6,930)        16,600
     Capital expenditures....................          (4,545)        (7,643)
          Net cash provided (used) by                --------       --------
            investing activities.............         (11,475)         8,957
                                                     --------       --------


Cash flows from financing activities:
     Net proceeds from issuance of
       common stock..........................             502            795
     Purchases of treasury stock.............            (996)            --
     Principal payments under long-term
       obligations...........................            (562)          (802)
          Net cash used by                            --------      --------
            financing activities.............          (1,056)            (7)
                                                     --------       --------


Net increase in cash and cash
     equivalents.............................           1,827          6,361
Cash and cash equivalents at beginning
     of period...............................          47,014         46,223
                                                     --------       --------
Cash and cash equivalents at end
     of period...............................        $ 48,841       $ 52,584
                                                     ========       ========

     The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

                                                          Six Months Ended
                                                      ----------------------
                                                        July 4,      June 28,
                                                         1998         1997
                                                      ----------   ---------
Reconciliation of net income to net cash
  provided (used) by operating activities:
     Net income ...............................          $ 2,180     $ 2,073
     Adjustments to reconcile net income
       to net cash provided (used) by operating
       activities:
       Depreciation, amortization
         and other.............................            8,384       9,810
       Deferred income tax provision...........             (142)        842
       Provision for losses and reserves
         on accounts receivable................            3,864       7,274

Change in assets and liabilities:
     Accounts receivable.......................           (7,861)    (15,768)
     Inventories...............................            5,373      (5,610)
     Income tax receivable.....................           11,412          --
     Other current assets......................            1,483        (757)
     Other assets..............................              136         482
     Accounts payable..........................             (413)      5,359
     Accrued liabilities.......................          (11,367)     (6,733)
     Other long-term liabilities...............              531          --
     Accrued income taxes......................              778         439
                                                        --------     -------
          Net cash provided (used) by
           operating activities................          $14,358     $(2,589)
                                                        ========     =======

Supplemental schedule of non-cash
  investing and financing activities:
     Note payable issued to purchase
       machinery and equipment or
       software licenses.......................          $ 1,102     $  626
     Capital lease obligations.................              904         92



     The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1--ACCOUNTING PRINCIPLES

The consolidated balance sheet as of July 4, 1998, the consolidated statements of operations for the three and six months ended July 4, 1998 and June 28,1997, as well as the consolidated statements of cash flows for the six months ended July 4, 1998 and June 28, 1997, have been prepared by Exabyte Corporation ("Exabyte" or the "Company") without an audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation thereof, have been made.

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

Note 2--INVENTORIES

Inventories consist of the following:

                                                      July 4,      January 3,
                                                       1998           1998
                                                    ----------     ----------
                                                           (In thousands)
Raw materials and component parts............         $24,032        $29,266
Work-in-process..............................           1,935          2,447
Finished goods...............................          13,211         12,838
                                                      -------        -------
                                                      $39,178        $44,551
                                                      =======        =======

Note 3--ACCRUED LIABILITIES
Accrued liabilities consist of the following:

                                                      July 4,     January 3,
                                                       1998          1998
                                                    ----------     ---------
                                                           (In thousands)
Wages and employee benefits..................         $ 6,492        $ 7,943
Warranty and other related costs.............          10,517         11,445
Purchase commitments.........................              --          4,528
Other........................................           5,467          9,149
                                                      -------        -------
                                                      $22,476        $33,065
                                                      =======        =======

Note 4--NET INCOME (LOSS) PER SHARE

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

In thousands, except per share data

                                         Three Months Ended          Six Months Ended
                                       ----------------------     ----------------------
                                        July 4,      June 28,      July 4,      June 28,
                                         1998          1997         1998          1997
                                         ----          ----         ----          ----
Basic EPS computation:
    Net income ..................      $    151      $ 1,019        $ 2,180      $ 2,073
                                       ========      =======        =======      =======
    Common shares outstanding....        22,332       22,302         22,337       22,283
                                       ========      =======        =======      =======
    Basic EPS....................        $ 0.01       $ 0.05         $ 0.10       $ 0.09
                                       ========      =======        =======      =======
Diluted EPS computation:
    Net income ..................      $    151      $ 1,019        $ 2,180      $ 2,073
                                       ========      =======        =======      =======
    Shares:
        Common shares outstanding        22,332       22,302         22,337       22,283
        Dilutive stock options...           340          189            229          142
                                       --------      -------        -------      -------
                                         22,672       22,491         22,566       22,425
                                       ========      =======        =======      =======
    Diluted EPS..................        $ 0.01       $ 0.05         $ 0.10       $ 0.09
                                       ========      =======        =======      =======

Excluded from dilutive stock option calculations for the second quarter of 1998 and 1997 were 2,882,000 and 2,707,000 options, respectively, because their exercise prices were greater than the average fair market value of the Company's stock for the period, and as such they would be antidilutive.

Since July 4, 1998, the Company issued 75,800 stock options which could have a dilutive effect on diluted net income per common share in the future. Additionally, the Company has repurchased 37,500 shares of common stock since July 4, 1998.

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

Inventory write-downs included charges of $16,890,000 relating to excess and obsolete inventory associated with the decision to exit the desktop and low-end server markets as well as non-cancelable supplier and customer commitments of $7,794,000. Asset write-downs of $7,140,000 include $3,075,000 of fixed assets to be scrapped or sold, $3,065,000 of capitalized software development costs and investment write-downs on projects to be discontinued and $1,000,000 of lease abandonment costs.

At July 4, 1998, the remaining accruals associated with this restructuring were $1,647,000. Approximately half of these accruals relate to long-term lease liabilities.

During the second quarter of 1998, the Company concluded negotiations with several of its former Eagle(RTM) division suppliers. As a result of these successful negotiations, previously recorded accrued liabilities of $1,673,000 were no longer required and were reversed to income.

The following table summarizes the activity in the Company's restructuring reserves during the first half of 1998:

                                                           Inventory
(In thousands)                           Workforce        Write-downs          Asset
                                         Reduction         and Other        Write-down            Total
                                         ---------        -----------       ----------           -------
Balance, January 3, 1998........         $1,447            $ 7,788            $1,000             $10,235
Cash payments...................         (1,391)            (4,902)             (191)             (6,484)
Additional charges/
    reclassifications...........            (47)            (2,057)               --              (2,104)
                                         ------             ------            ------             -------
Balance, July 4, 1998...........         $    9             $  829            $  809             $ 1,647
                                         ======             ======            ======             =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Form 10-Q contains forward-looking statements within the context of
Section 21E of the Securities Exchange Act of 1934, as amended. Each and every forward-looking statement involves a number of risks and uncertainties, including those risk factors specifically delineated and described in Part 1,
Item 1 of the Company's 1997 Form 10-K, filed March 24, 1998 ("1997 Form 10-K"). The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties.
The Company has identified by **bold-face** various sentences within this Form 10-Q which contain such forward-looking statements. Additionally, words such as "believes," "anticipates," "expects," "intends," and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.

RESTRUCTURING CHARGES

During 1997, the Company recorded pre-tax restructuring charges of $34.9 million related to formal decisions by the Company's Board of Directors to exit the desktop and low-end server market through the closure of its Eagle(RTM) division. These decisions were made in order to focus the Company on mid-range application server markets and establish a more competitive cost structure in those markets. **The remainder of reserves associated with this restructuring are expected to be paid by the end of 1998.**

The following table summarizes the activity in the Company's restructuring reserves during the first half of 1998:

                                                           Inventory
                                         Workforce        Write-downs          Asset
(In thousands)                           Reduction         and Other        Write-down            Total
                                         ---------        -----------       ----------           -------
Balance, January 3, 1998........         $1,447            $ 7,788            $1,000             $10,235
Cash payments...................         (1,391)            (4,902)             (191)             (6,484)
Additional charges/
    reclassifications...........            (47)            (2,057)               --              (2,104)
                                         ------             ------            ------             -------
Balance, July 4, 1998...........         $    9            $   829            $  809             $ 1,647
                                         ======            =======            ======             =======

YEAR 2000 COMPLIANCE

The phenomenon, known generally as the Year 2000 problem, involves the potential inability of information or other data-dependent systems to properly distinguish year references as of the turn of the century. The Company believes the Year 2000 problem represents a material risk to the Company.

The Company itself is heavily dependent upon the proper functioning of its own computer or data-dependent systems, including, but not limited to, its systems in areas such as information, business, financial, operations, manufacturing and service. Any failure or malfunctioning on the part of these or other systems could adversely affect the Company in ways that are not currently known, discernable, quantifiable or otherwise anticipated by the Company.

In mid-1997, Exabyte formed an internal task force to evaluate those areas of the Company that may be affected by the Year 2000 problem and devised a plan for the Company to become Year 2000 compliant in a timely manner (the "Plan"). To date, the Company has executed approximately two-thirds of its Plan and anticipates completing the remaining portions of the Plan by the end of 1998, with testing of these systems to occur in the first half of 1999. In addition, the Company's subsidiaries are in the process of being incorporated into the Company's Plan to become Year 2000 compliant. Exabyte anticipates that all subsidiaries are or will be Year 2000 compliant by the first quarter of 1999.

There can be no assurance that the Company will be able to upgrade any or all of its, or its subsidiaries', major systems in accordance with the Plan or, once upgraded, that the systems will be Year 2000 compliant. Should the Company fail to upgrade such systems in a timely manner, or should those upgrades fail to be Year 2000 compliant, the Company may be unable to conduct business or manufacture its products, which could cause a material adverse effect on the Company's results of operations.

The Company's suppliers (particularly sole-source and long lead-time suppliers) and key customers may be adversely affected by their respective failure to address the Year 2000 problem. Should any of the Company's suppliers encounter Year 2000 problems that cause them to delay manufacturing or shipments of key components to Exabyte, the Company may be forced to delay or cancel shipments of its products, which would have a material adverse effect on the Company's results of operations. Additionally, any inability of Exabyte's key customers to become Year 2000 compliant which would cause them to delay or cancel substantial purchase orders or delivery of Exabyte's products would also have a material adverse effect on the Company's results of operations. The Company is currently working with its suppliers and customers, as well as each of their respective suppliers, to address their Year 2000 compliance in a timely manner. The Company anticipates completion of this effort by the end of 1998; however, there can be no assurance that any such effort will be successful.

Exabyte has incurred to date no incremental material costs associated with its efforts to become Year 2000 compliant, as the majority of the costs have occurred as a result of normal upgrade procedures. Furthermore, the Company believes that future costs associated with its Year 2000 compliant effort will not be material.

Currently, the Company does not have a contingency plan in place should the Company be unsuccessful in its efforts to become Year 2000 compliant. However, the Company intends to create such a contingency plan by the end of 1998.

The Company believes that the tape drives and tape libraries manufactured or produced by the Company do not use and have not used date data in order to meet stated functional performance characteristics. The Company believes such products accurately process date data (including, but not limited to, calculating, comparing and sequencing) from, into and between the twentieth and twenty-first centuries, including leap year calculations, provided such products operate in accordance with the Company's published specifications, and further provided that all hardware, software and firmware used in combination with the Company's products properly exchange date data with such products. However, there can be no assurance that the Company's products will function in this manner. Any failure of the Company's products to perform in accordance with specifications could result in the loss of critical user data, resulting in claims against the Company for damages arising from such data loss, which could have a material adverse affect on the Company's results of operations. Please refer to the "RISK FACTORS--Product and Quality Performance" section in the Company's 1997 Form 10-K.

In addition, Exabyte believes that many companies in the high technology industry will face significant litigation in the future regarding problems caused by Year 2000 noncompliance. Because Exabyte operates in the high technology industry, the Company believes that it may be the subject of such litigation, which could have a material adverse effect on the Company's results of operations.

RESULTS OF OPERATIONS

The following table sets forth unaudited operating results for the three and six month periods ended July 4, 1998 and June 28, 1997 as a percentage of sales in each of these periods. This data has been derived from the unaudited consolidated financial statements.

                                                        Three Months Ended
                                                       ---------------------
                                                       July 4,        June 28,
                                                        1998           1997
                                                       ------         ------
Net sales....................................          100.0%         100.0%
Cost of goods sold...........................           70.8           73.6
                                                       ------         ------
Gross margin.................................           29.2           26.4
Operating expenses:
  Selling, general and administrative........           20.8           15.5
  Research and development...................            8.7            9.1
                                                       ------         ------
Income (loss) from operations................           (0.3)           1.8
Other income (expense), net..................            0.6           (0.2)
                                                       ------         ------
Income before income taxes...................            0.3            1.6
Provision for income taxes...................           (0.1)          (0.6)
                                                       ------         ------
Net income ..................................            0.2%           1.0%
                                                       ======         ======

                                                         Six Months Ended
                                                       ---------------------
                                                       July 4,       June 28,
                                                        1998           1997
                                                       ------        -------
Net sales....................................          100.0%         100.0%
Cost of goods sold...........................           70.6           73.2
                                                       ------         ------
Gross margin.................................           29.4           26.8
Operating expenses:
  Selling, general and administrative........           18.6           15.2
  Research and development...................            8.8           10.0
                                                       ------         ------
Income from operations.......................            2.0            1.6
Other income, net............................            0.2            0.1
                                                       ------         ------
Income before income taxes...................            2.2            1.7
Provision for income taxes...................           (0.8)          (0.6)
                                                       ------         ------
Net income ..................................            1.4%           1.1%
                                                       ======         ======

NET SALES

Net sales for the second quarter and first half of 1998 were $69.8 million and $150.5 million, respectively. These amounts represent decreases of 28.2% and 17.6%, respectively, from net sales of $97.1 million and $182.6 million, respectively for the same periods in 1997. These decreases are mainly the result of decreased sales of 8205/8505 tape drives. Sales of these products decreased to $6.5 million and $16.0 million, respectively, of sales during the second quarter and first half of 1998 from $32.7 million and $71.7 million, respectively, for the same periods in the previous year. This decrease is partially offset by increases in sales of other current 8mm drives. Other 8mm drives represented $29.7 million and $66.6 million of sales, respectively, for the second quarter and first half of 1998 compared to $24.8 million and $35.7 million, respectively, for the same periods in 1997.

The following tables detail the Company's product mix as a percentage of total net sales for the second quarter and first six months of 1998:

PRODUCT MIX TABLE
(As a Percentage of Net Sales)

                                         Three Months Ended       Six Months Ended
                                         ------------------      ------------------
                                         July 4,    June 28,     July 4,    June 28,
                                          1998       1997         1998        1997
                                         -------    -------      ------    --------
8mm drives:
  8205, 8505, 8700, Eliant(TM) 820
  and Mammoth..........................    52.0%     59.1%        54.9%       58.8%
Libraries:
  10h, 210, 220, 440, 480, 18D, 230D
  and mirroring solutions..............    21.6      20.2         19.0        19.3
Media..................................    21.7      13.2         21.1        14.0
Service, spares and other..............     6.8       6.1          6.9         6.5
Other end-of-life drives and libraries.     0.1       7.1          1.7         6.2
Sales allowances.......................    (2.2)     (5.7)        (3.6)       (4.8)
                                         ------    ------       ------      ------
                                          100.0%    100.0%       100.0%      100.0%
                                         ======    ======       ======      ======

Domestic sales accounted for 73.2% and 69.7% of sales, respectively, during the second quarter and first half of 1998. This percentage remained relatively consistent with 70.6% and 68.9%, respectively, for the same periods in 1997. International sales represented 26.8% and 30.3%, respectively, for the second quarter and first half of 1998 compared to 29.4% and 31.1%, respectively, for the same periods in 1997.

The customer mix also remained relatively stable in the second quarter and first half of 1998 compared to the same periods in the previous year. The following table details the sales to different customer types as a percentage of total net sales:

CUSTOMER MIX TABLE
(As a Percentage of Net Sales)

                                         Three Months Ended        Six Months Ended
                                         ------------------      --------------------
                                          July 4,   June 28,     July 4,     June 28,
                                           1998       1997        1998         1997
                                         -------    -------      -------     -------
Customer Type:
------------------
OEM....................................    45.3%     45.7%         46.5%        46.5%
Reseller...............................    51.5      49.2          49.5         48.2
End-user and other.....................     3.2       5.1           4.0          5.3
                                         ------    ------        ------       ------
                                          100.0%    100.0%        100.0%       100.0%
                                         ======    ======        ======       ======

The following table summarizes sales to major customers:

SALES TO MAJOR CUSTOMERS
(As a Percentage of Net Sales)

                                         Three Months Ended        Six Months Ended
                                         ------------------      --------------------
                                          July 4,   June 28,     July 4,     June 28,
                                           1998       1997        1998         1997
                                         -------    -------      -------     -------
Customer:
----------
OEM A..................................    13.1%     13.7%         12.9%        14.2%
OEM B..................................    12.9      10.9          12.4         13.2
Reseller C.............................    14.3      11.4          12.8         10.2


No other customers accounted for 10% or more of sales in any of these periods.
Since these and other major customers also sell competing products and continually review new technologies, there can be no assurance that sales to these or any other customers will continue to represent the same portion of the Company's future revenue.

GROSS MARGIN

The gross margin percentages for the second quarter and first six months of 1998 were 29.2% and 29.4%, respectively. These figures increased from percentages of 26.4% and 26.8%, respectively, for the comparable periods in 1997. Gross margins for the second quarter and year-to-date period were favorably impacted by lower manufacturing expenses which resulted from headcount and cost reduction efforts during the latter part of 1997, lower warranty costs due to the result of quality improvement actions and the satisfactory settlement of certain claims from former Eagle(RTM) division vendors.

OPERATING EXPENSES

Selling, general and administrative expenses for the second quarter and first half of 1998 increased as a percentage of sales to 20.8% and 18.6%, respectively, from 15.5% and 15.2% for the same periods in the previous year. In absolute dollars, expenses decreased by $600,000 during the second quarter and increased $100,000 for the first half of 1998 over the same periods in 1997. These two fluctuations are the result of general decreases as a result of headcount and cost reduction efforts during the latter half of 1997 which are offset by increased marketing expenditures during 1998.

Research and development expenditures decreased to 8.7% and 8.8% of sales, respectively, for the second quarter and first half of 1998 compared to 9.1% and 10.0%, respectively, for the same periods in 1997. In absolute dollars, these expenses decreased by $2.8 million and $5.0 million, respectively, for the second quarter and first half of 1998 over the same periods in 1997.
Decreases are mainly due to the decision to exit the desktop market through closure of the Eagle(RTM) division which was made in the latter part of 1997.




OTHER INCOME (EXPENSE), NET

Other income (expense), net, consists primarily of interest income and expense, state franchise taxes, foreign currency gains and losses, the translation impact of the Company's foreign subsidiaries' balance sheets and other miscellaneous items. Other income for the year-to-date period was relatively consistent at $233,000 of gain for 1998 and $271,000 of gain for 1997.

TAXES

The provision for income taxes for the second quarter and first half of 1998 and 1997 was 34.0% of income before taxes. **This is also the rate expected for fiscal 1998.**

NET INCOME

Basic net income per share for the second quarter and first half of 1998 was $0.01 and $0.10, respectively. In 1997, basic net income per share for the same periods was $0.05 and $0.09, respectively. The changes in net income are due to lower revenues offset by higher margins and lower engineering expenses.

LIQUIDITY AND CAPITAL RESOURCES

During the first six months of 1998, the Company generated $14.4 million of cash through operating activities, generated $502,000 in proceeds from the sale of common stock, expended $1.0 million to repurchase outstanding shares of common stock, expended $4.5 million for capital equipment and expended
$562,000 on long-term obligations. Together, these activities resulted in a net increase in the combined balance of cash and short-term investments of $8.8 million to a quarter-ending balance of $57.2 million. The Company's working capital decreased to $128.1 million at July 4, 1998 from $128.3 million at January 3, 1998.

The Company has a $7.5 million bank line of credit which expires May 15, 1999. Under this agreement, borrowings under the line are limited to 80% of eligible accounts receivable plus 25% of eligible inventory (limited to $3,000,000). On August 17, 1998 the amount available under the line was $7.5 million and no borrowings were outstanding. Borrowings under the line of credit bear interest at the lower of the bank's prime rate or LIBOR + 2%.
The ability to borrow under this line of credit is dependent upon the Company's adherence to a set of financial covenants. The Company is currently in compliance with all such covenants. Offsetting the amount available under the line of credit is a letter of credit which secures certain leasehold improvements made by the Company's subsidiary in Germany. This letter is for DM 1,300,000 and decreases by DM 100,000 in August of each year until it is fully depleted.

**The Company believes its existing sources of liquidity and funds expected to be generated from operations will provide adequate cash to fund the Company's anticipated working capital and other cash requirements through fiscal 1998.**








PART II.

Item 4.  Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Stockholders held on May 4, 1998,
Mr. Peter D. Behrendt was re-elected and Mr. A. Laurence Jones was elected for the first time to the Company's Board of Directors for a three-year term.

The vote was as follows:


Name of Director                  Total Vote For           Total Vote Withheld
-----------------                 --------------           -------------------
Peter D. Behrendt                   18,296,427                  324,487
A. Laurence Jones                   18,287,158                  333,756

Messrs. Ralph Z. Sorenson and Thomas E. Pardun will continue in office until the 1999 Annual Meeting of Stockholders. Messrs. Mark W. Perry and William L. Marriner will continue in office until the 2000 Annual Meeting of Stockholders.

In addition, the following matter was approved:

                                         Total           Total          Total Vote
Matter Voted On                         Vote For      Vote Against      Abstaining
---------------------------------       --------      ------------      ----------
Ratification of Price Waterhouse
LLP as the Company's independent
accountants......................       18,450,646      63,568            106,700

Item 5.  Other Information

Pursuant to the Company's By-laws, stockholders who wish to bring matters or propose nominees for directors at the Company's 1999 Annual Meeting of Stockholders must provide specified information to the Company by December 2, 1998.

Item 6.  Exhibits and Reports on Form 8-K

(a)     Exhibit Index

          Exhibit
          Number               Description
          -------              -----------

          27.0                 Financial Data Schedule

(b) Reports on Form 8-K: There were no reports on Form 8-K for the three month period ended July 4, 1998.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         EXABYTE CORPORATION
                                         Registrant



Date   August 18, 1998                   By     /s/ Stephen F. Smith
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