Form 10-Q
period 1998-10-03
EXABYTE CORP /DE/
filed 1998-11-17
CIK 855109

-----------------------------------------------------------------------------
           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                                10-Q

(Mark One)
/X/ Quarterly Report Pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended October 3, 1998

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

      Yes          /X/                      No          /  /


As of November 9, 1998, there were 22,549,476 shares outstanding of the Registrant's Common Stock (par value $0.001 per share).

-----------------------------------------------------------------------------

EXABYTE CORPORATION AND SUBSIDIARIES



TABLE OF CONTENTS



PART I     FINANCIAL INFORMATION
                                                                        Page

Item 1.     Financial Statements
            Consolidated Balance Sheets --
                 October 3, 1998 and January 3, 1998..............       3

            Consolidated Statements of Operations --
                 Three and Nine Months Ended October 3, 1998
                 and September 27, 1997 (Unaudited)...............       4-5

            Consolidated Statements of Cash Flows --
                 Nine Months Ended October 3, 1998 and
                 and September 27, 1997 (Unaudited)...............       6-7

            Notes to Consolidated Financial Statements
                 (Unaudited)......................................       8-11


Item 2.     Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations.......................................       12-18




PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.......................       19-21

PART I  Item 1.  Financial Statements
EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (In thousands, except per share data)

                                                     October 3,    January 3,
                                                       1998          1998
                                                     --------      --------
ASSETS
Current assets:
     Cash and cash equivalents.................      $ 56,409      $ 47,014
     Short-term investments....................        12,500         1,470
     Accounts receivable, less allowance
       for doubtful accounts and customer
       returns and credits of $8,322 and
       $7,746, respectively....................        45,706        41,577
     Inventories, net..........................        29,936        44,551
     Deferred income taxes.....................        13,516        20,678
     Income tax refund receivable..............         2,743        15,873
     Other current assets......................         2,255         4,695
                                                     --------      --------
          Total current assets.................       163,065       175,858
Property and equipment, net....................        30,902        35,152
Deferred income taxes..........................        18,728         8,900
Other assets...................................         1,216         1,436
                                                     --------      --------
                                                     $213,911      $221,346
                                                     ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable..........................      $ 15,332       $13,992
     Accruals and other liabilities............        18,884        32,021
     Accrued income taxes......................         2,755         1,044
     Current portion of long-term obligations..         1,584           519
                                                     --------      --------
          Total current liabilities............        38,555        47,576
Long-term obligations..........................         3,875         2,974
                                                     --------      --------
          Total liabilities....................        42,430        50,550
Stockholders' equity:                                --------      --------
     Preferred stock, $.001 par value;
       14,000 shares authorized; no shares
       issued..................................            --            --
     Common stock, $.001 par value; 50,000 shares
       authorized; 22,551 and 22,466 shares
       issued and outstanding, respectively....            23            22
     Capital in excess of par value............        66,217        65,718
     Treasury stock, at cost, 380 and 15
      shares, respectively.....................        (2,342)           (9)
     Retained earnings.........................       107,583       105,065
                                                     --------      --------
          Total stockholders' equity...........       171,481       170,796
                                                     --------      --------
                                                     $213,911      $221,346
                                                     ========      ========

       The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

                                                        Three Months Ended
                                                      ----------------------
                                                       Oct. 3,      Sept. 27,
                                                        1998          1997
                                                       ------       --------
Net sales....................................         $72,805       $ 78,474
Cost of goods sold...........................          51,639         79,643
                                                      -------       --------
Gross profit (loss)..........................          21,166         (1,169)

Operating expenses:
     Selling, general and administrative.....          13,723         15,612
     Research and development................           7,880         10,463
                                                      -------       --------
Loss from operations.........................            (437)       (27,244)
Other income, net............................             949             38
                                                      -------       --------
Income (loss) before income taxes............             512        (27,206)

Provision (benefit) for income taxes.........             174        (11,914)
                                                      -------       --------
Net income (loss)............................         $   338       $(15,292)
                                                      =======       ========

Basic net income (loss) per share............         $  0.02       $  (0.68)
                                                      =======       ========
Common shares used in the calculation of
     basic net income (loss) per share.......          22,340         22,356
                                                      =======       ========
Diluted net income (loss) per share..........         $  0.02       $  (0.68)
                                                      =======       ========
Common and potential common shares used in
     the calculation of diluted net income
     (loss) per share........................          22,346         22,356
                                                      =======       ========



          The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

                                                        Nine Months Ended
                                                      -----------------------
                                                       Oct. 3,       Sept. 27,
                                                        1998           1997
                                                      --------       --------
Net sales....................................        $223,309       $261,043
Cost of goods sold...........................         157,946        213,281
                                                      -------        -------
Gross profit.................................          65,363         47,762

Operating expenses:
     Selling, general and administrative.....          41,642         43,434
     Research and development................          21,088         28,702
                                                      -------        -------
Income (loss) from operations................           2,633        (24,374)
Other income, net............................           1,182            309
                                                      -------        -------
Income (loss) before income taxes............           3,815        (24,065)

Provision (benefit) for income taxes.........           1,297        (10,847)
                                                      -------        -------
Net income (loss)............................        $  2,518       $(13,218)
                                                      =======        =======

Basic net income (loss) per share............          $ 0.11         $(0.59)
                                                      =======        =======
Common shares used in the calculation of
     basic net income (loss) per share.......          22,338         22,308
                                                      =======        =======

Diluted net income (loss) per share..........        $   0.11       $  (0.59)
                                                      =======        =======

Common and potential common shares used
     in the calculation of diluted net
     income (loss) per share.................          22,493         22,308
                                                      =======        =======


          The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)


                                                        Nine Months Ended
                                                      ----------------------
                                                      Oct. 3,       Sept. 27,
                                                       1998           1997
                                                     --------       --------
Cash flows from operating activities:
     Cash received from customers............        $220,192       $263,842
     Cash paid to suppliers and employees....        (202,964)      (272,948)
     Interest received.......................           1,614          1,655
     Interest paid...........................            (465)          (469)
     Income taxes paid.......................            (728)        (1,509)
     Income tax refund received..............          11,606            432
          Net cash provided (used) by                --------       --------
            operating activities.............          29,255         (8,997)
                                                     --------       --------


Cash flows from investing activities:
     Sale (purchase) of short-term
       investments, net......................         (11,030)        16,600
     Capital expenditures....................          (6,234)        (9,765)
          Net cash provided (used) by                --------       --------
            investing activities.............         (17,264)         6,835
                                                     --------       --------


Cash flows from financing activities:
     Net proceeds from issuance of
       common stock..........................             499            824
     Purchase of treasury stock..............          (2,332)            --
     Principal payments under long-term
       obligations...........................            (763)        (1,243)
          Net cash used by financing                 --------       --------
            activities.......................          (2,596)          (419)
                                                     --------       --------


Net increase (decrease) in cash and cash
     equivalents.............................           9,395         (2,581)
Cash and cash equivalents at beginning
     of period...............................          47,014         46,223
                                                     --------       --------
Cash and cash equivalents at end
     of period...............................        $ 56,409       $ 43,642
                                                     ========       ========

          The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

                                                         Nine Months Ended
                                                      ----------------------
                                                        Oct. 3,     Sept. 27,
                                                         1998        1997
                                                      ----------   ---------
Reconciliation of net income (loss) to net cash
  provided (used) by operating activities:
     Net income (loss).........................          $ 2,518    $(13,218)
     Adjustments to reconcile net income (loss)
       to net cash provided (used) by operating
       activities:
       Depreciation, amortization
         and other.............................           12,490      17,445
       Deferred income tax provision...........           (2,666)        865
       Provision for losses and reserves
         on accounts receivable................            6,802      10,720

Change in assets and liabilities:
     Accounts receivable.......................          (10,931)     (8,368)
     Inventories...............................           14,615       5,137
     Income tax receivable.....................           13,130     (13,954)
     Other current assets......................            2,440        (281)
     Other assets..............................              220         252
     Accounts payable..........................            1,340      (2,652)
     Accruals and other liabilities............          (13,137)     (6,109)
     Accrued income taxes......................            1,711       1,166
     Other long-term liabilities...............              723          --

                                                        --------     -------
          Net cash provided (used) by
           operating activities................          $29,255     $(8,997)
                                                        ========     =======

Supplemental schedule of non-cash
  investing and financing activities:
     Income tax benefit of disqualifying
       dispositions of common stock............          $    --     $   122
     Note payable issued to purchase machinery
       and equipment or software licenses......            1,102         626
     Capital lease obligations.................              904         137




     The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1--ACCOUNTING PRINCIPLES

The consolidated balance sheet as of October 3, 1998, the consolidated statements of operations for the three and nine months ended October 3, 1998 and September 27, 1997, as well as the consolidated statements of cash flows for the nine months ended October 3, 1998 and September 27, 1997, have been prepared by Exabyte Corporation (the "Company") without an audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation thereof, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's January 3, 1998 annual report to stockholders heretofore filed with the Commission as Part II to the Company's Annual Report on Form 10-K. The results of operations for interim periods presented are not necessarily indicative of the operating results for the full year.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income"
("SFAS 130"). Pursuant to SFAS 130, certain items are required to be recognized as components of comprehensive income. As the Company does not have any elements of other comprehensive income, no reporting changes are required.

Also in June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). This statement is effective for fiscal years beginning after December 15, 1997, but reporting requirements can be excluded for interim periods during the first year of adoption. SFAS
131 establishes standards for reporting financial and descriptive information about an enterprise's operating segments in its annual financial statements and selected segment information in interim financial reports. *Application of SFAS 131 is not expected to have a material impact on the Company's consolidated financial position, results of operations or earnings per share data as currently reported, although the Company's disclosures on business segments will change.*

Note 2--INVENTORIES

Inventories consist of the following:

                                                     October 3,     January 3,
                                                       1998           1998
                                                    ----------     ----------
                                                           (In thousands)
Raw materials and component parts............         $19,172        $29,266
Work-in-process..............................           2,123          2,447
Finished goods...............................           8,641         12,838
                                                      -------        -------
                                                      $29,936        $44,551
                                                      =======        =======

Note 3--ACCRUED LIABILITIES
Accrued liabilities consist of the following:

                                                     October 3,     January 3,
                                                       1998           1998
                                                    ----------      ---------
                                                           (In thousands)
Wages and employee benefits..................         $ 7,142        $ 7,943
Warranty and other related costs.............           8,934         11,445
Purchase commitments.........................              --          4,528
Other........................................           2,808          8,105
                                                      -------        -------
                                                      $18,884        $32,021
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

In thousands, except per share data

                                         Three Months Ended          Nine Months Ended
                                       ----------------------     ----------------------
                                        Oct. 3,      Sept. 27,     Oct. 3,      Sept. 27,
                                         1998          1997         1998          1997
                                         ----          ----         ----          ----
Basic EPS computation:
    Net income (loss)............      $    338     $(15,292)       $ 2,518     $(13,218)
                                       ========      =======        =======      =======
    Common shares outstanding....        22,340       22,356         22,338       22,308
                                       ========      =======        =======      =======
    Basic EPS....................        $ 0.02       $(0.68)        $ 0.11       $(0.59)
                                       ========      =======        =======      =======
Diluted EPS computation:
    Net income (loss)............      $    338     $(15,292)       $ 2,518     $(13,218)
                                       ========      =======        =======      =======
    Shares:
        Common shares outstanding        22,340       22,356         22,338       22,308
        Dilutive stock options...             6           --            155           --
                                       --------      -------        -------      -------
                                         22,346       22,356         22,493       22,308
                                       ========      =======        =======      =======
    Diluted EPS..................        $ 0.02       $(0.68)        $ 0.11       $(0.59)
                                       ========      =======        =======      =======

Excluded from potential common share calculations for the third quarter of 1998 and 1997 were 3,939,000 and 3,637,000 options, respectively, because their exercise prices were greater than the average fair market value of the Company's stock for the period, and as such they would be antidilutive.

Since October 3, 1998, the Company issued 75,350 stock options which could have a dilutive effect on diluted net income per common share in the future. Additionally, as of November 9, 1998, the Company has repurchased 75,000 shares of common stock since October 3, 1998.

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

Inventory write-downs included charges of $16,890,000 relating to excess and obsolete inventory associated with the decision to exit the desktop and low-end server markets. Other charges included non-cancelable supplier and customer commitments of $7,794,000. Asset write-downs of $7,140,000 included $3,075,000 of fixed assets to be scrapped or sold, $3,065,000 of capitalized software development costs and investment write-downs on projects to be discontinued and $1,000,000 of lease abandonment costs.

At October 3, 1998, the remaining accruals associated with this restructuring were $1,146,000. Approximately half of these accruals relate to long-term lease liabilities.

During the second quarter of 1998, the Company concluded negotiations with several of its former Eagle(RTM) division suppliers. As a result of these successful negotiations, previously recorded accrued liabilities of $1,673,000 were no longer required and were reversed to income.

During the third quarter of 1998, the Company successfully sublet certain Eagle(RTM) facilities at terms more favorable than initially estimated. As a result, accrued liabilities of $230,000 were no longer required and were reversed to income.

The following table summarizes the activity in the Company's restructuring reserves during the first nine months of 1998:

                                                           Inventory
(In thousands)                           Workforce        Write-downs          Asset
                                         Reduction         and Other        Write-down            Total
                                         ---------        -----------       ----------           -------
Balance, January 3, 1998........         $1,447            $ 7,788            $1,000             $10,235
Cash payments...................         (1,391)            (5,192)             (260)             (6,843)
Additional charges/
    reclassifications...........            (47)            (1,969)             (230)             (2,246)
                                         ------             ------            ------             -------
Balance, October 3, 1998........         $    9             $  627            $  510             $ 1,146
                                         ======             ======            ======             =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Form 10-Q contains forward-looking statements within the context of
Section 21E of the Securities Exchange Act of 1934, as amended. Each and every forward-looking statement involves a number of risks and uncertainties, including those risk factors specifically delineated and described in Part 1,
Item 1 of the Company's 1997 Form 10-K, filed March 24, 1998("1997 Form 10-K"). The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties.
The Company has identified by *bold-face* various sentences within this Form 10-Q which contain such forward-looking statements. Additionally, words such as "believes," "anticipates," "expects," "intends," and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.

RESTRUCTURING CHARGES

During 1997, the Company recorded pre-tax restructuring charges of $34.9 million related to formal decisions by the Company's Board of Directors to exit the desktop and low-end server market through the closure of its Eagle(RTM) division. These decisions were made in order to focus the Company on mid-range application server markets and establish a more competitive cost structure in those markets. *Remaining vendor commitments are expected to be paid by the end of 1998.* Remaining lease obligations will be paid through the end of the respective lease terms which end in February 2002.

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

In mid-1997, Exabyte formed an internal task force to evaluate those areas of the Company that may be affected by the Year 2000 problem and devised a plan for the Company to become Year 2000 compliant in a timely manner (the "Plan"). *To date, the Company has executed approximately three-quarters of its Plan and anticipates completing the remaining portions of the Plan by the end of 1998, with testing of these systems to occur in the first half of 1999.* In addition, the Company's subsidiaries are in the process of being incorporated into the Company's Plan to become Year 2000 compliant. *Exabyte anticipates that all subsidiaries are or will be Year 2000 compliant by the first quarter of 1999.*

There can be no assurance that the Company will be able to upgrade any or all of its, or its subsidiaries', major systems in accordance with the Plan or, once upgraded, that the systems will be Year 2000 compliant. Should the Company fail to upgrade such systems in a timely manner, or should those upgrades fail to be Year 2000 compliant, the Company may be unable to conduct business or manufacture its products, which could cause a material adverse effect on the Company's results of operations.

The Company's suppliers (particularly sole-source and long lead-time suppliers) and key customers may be adversely affected by their respective failure to address the Year 2000 problem. Should any of the Company's suppliers encounter Year 2000 problems that cause them to delay manufacturing or shipments of key components to Exabyte, the Company may be forced to delay or cancel shipments of its products, which would have a material adverse effect on the Company's results of operations. Additionally, any inability of Exabyte's key customers to become Year 2000 compliant which would cause them to delay or cancel substantial purchase orders or delivery of Exabyte's products would also have a material adverse effect on the Company's results of operations. The Company is currently working with its suppliers and customers, as well as each of their respective suppliers, to address their Year 2000 compliance in a timely manner. *The Company anticipates completion of this effort by the end of 1998; however, there can be no assurance that any such effort will be successful.*

Exabyte has incurred to date no incremental material costs associated with its efforts to become Year 2000 compliant, as the majority of the costs have occurred as a result of normal upgrade procedures. *Furthermore, the Company believes that future costs associated with its Year 2000 compliance effort will not be material.*

Currently, the Company is developing a contingency plan should the Company be unsuccessful in its efforts to become Year 2000 compliant. *The Company anticipates that its contingency plan should be finalized by the end of 1998.* The Company could incur significant material costs related to its contingency plan. Such material costs are currently unknown but may include costs associated with creating a buffer stock of the Company's products or other such measures the Company feels is necessary to maintain operations should the Company face adverse difficulties relating to the Year 2000 problem.

The Company believes that the tape drives and tape libraries manufactured or produced by the Company do not use and have not used date data in order to meet stated functional performance characteristics. The Company further believes such products accurately process date data (including, but not limited to, calculating, comparing and sequencing) from, into and between the twentieth and twenty-first centuries, including leap year calculations, provided such products operate in accordance with the Company's published specifications, and further provided that all hardware, software and firmware used in combination with the Company's products properly exchange date data with such products. However, there can be no assurance that the Company's products will function in this manner. Any failure of the Company's products to perform in accordance with specifications could result in the loss of critical user data, resulting in claims against the Company for damages arising from such data loss, which could have a material adverse effect on the Company's results of operations.

*In addition, Exabyte believes that many companies in the high technology industry will face significant litigation in the future regarding problems caused by Year 2000 noncompliance. Because Exabyte operates in the high technology industry, the Company believes that it may be the subject of such litigation, which could have a material adverse effect on the Company's results of operations.*

RESULTS OF OPERATIONS

The following table sets forth unaudited operating results for the three and nine month periods ended October 3, 1998 and September 27, 1997 as a percentage of sales in each of these periods. This data has been derived from the unaudited consolidated financial statements.

                                                        Three Months Ended
                                                       ---------------------
                                                       Oct. 3,      Sept. 27,
                                                        1998           1997
                                                       ------         ------
Net sales....................................          100.0%         100.0%
Cost of goods sold...........................           70.9          101.5
                                                       ------         ------
Gross profit (loss)..........................           29.1           (1.5)
Operating expenses:
  Selling, general and administrative........           18.9           19.9
  Research and development...................           10.8           13.3
                                                       ------         ------
Loss from operations.........................           (0.6)         (34.7)
Other income, net............................            1.3            0.0
                                                       ------         ------
Income (loss) before income taxes............            0.7          (34.7)
Provision (benefit) for income taxes.........            0.2          (15.2)
                                                       ------         ------
Net income (loss)............................            0.5%         (19.5)%
                                                       ======         ======

                                                         Nine Months Ended
                                                       ---------------------
                                                       Oct. 3,       Sept. 27,
                                                        1998           1997
                                                       ------         ------
Net sales....................................          100.0%         100.0%
Cost of goods sold...........................           70.7           81.7
                                                       ------         ------
Gross profit.................................           29.3           18.3
Operating expenses:
  Selling, general and administrative........           18.7           16.6
  Research and development...................            9.4           11.0
                                                       ------         ------
Income (loss) from operations................            1.2           (9.3)
Other income, net............................            0.5            0.1
                                                       ------         ------
Income (loss) before income taxes............            1.7           (9.2)
Provision (benefit) for income taxes.........            0.6           (4.1)
                                                       ------         ------
Net income (loss)............................            1.1%          (5.1)%
                                                       ======         ======

NET SALES

Net sales for the third quarter and first nine months of 1998 were $72.8 million and $223.3 million, respectively. These amounts represent decreases of 7.2% and 14.5%, respectively, from net sales of $78.5 million and $261.0 million, respectively, for the same periods in 1997. These decreases are mainly the result of decreased sales of 8205/8505 tape drives. Sales of these products decreased to $6.7 million and $22.7 million, respectively, during the third quarter and first nine months of 1998 from $21.6 million and $93.3 million, respectively, for the same periods in the previous year. In addition, sales of discontinued Eagle(RTM) products decreased to $477,000 and $2.2 million for the third quarter and first nine months of 1998 from $4.3 million and $14.5 million for the same periods in 1997. This decrease is partially offset by increases in sales of other current 8mm drives and media. Other current 8mm drives and media represented $50.5 million and $148.9 million of sales, respectively, for the third quarter and first nine months of 1998 compared to $36.3 million and $97.5 million, respectively, for the same periods in 1997.

The remainder of sales during the third quarter and first nine months of 1998 and 1997, along with a recap of the products described above are listed in the following table.

PRODUCT MIX TABLE
(As a Percentage of Net Sales)

                                        Three Months Ended        Nine Months Ended
                                        --------------------      -------------------
                                         Oct. 3,   Sept. 27,      Oct. 3,   Sept. 27,
                                          1998       1997          1998       1997

                                         -------    -------       -------    -------
8mm drives:
  8205, 8505, 8700, Eliant(TM) 820
  and Mammoth..........................    51.4%     58.3%          53.7%     58.7%
Libraries:
  10h, 210, 220, 440, 480,18D, 230D,
  690D and mirroring solutions.........    19.4      18.9           19.1      19.2
Other end-of-life drives and libraries.     0.9       6.0            1.5       6.1
Media..................................    27.2      15.4           23.1      14.4
Service, spares and other..............     6.1       6.6            6.7       6.5
Sales allowances.......................    (5.0)     (5.2)          (4.1)     (4.9)
                                         ------    ------         ------    ------
                                          100.0%    100.0%         100.0%    100.0%
                                         ======    ======         ======    ======

Domestic sales accounted for 75.2% and 71.5% of sales, respectively, during the third quarter and first nine months of 1998. These percentages represent an increase over domestic sales in the same periods last year of 68.9% and 68.9%, respectively. International sales represented 24.8% and 28.5%, respectively, for the third quarter and first nine months of 1998 compared to 31.1% and 31.1%, respectively, for the same periods in 1997.

The customer mix remained relatively stable in the third quarter and first nine months of 1998 compared to the same periods in the previous year. The following table details the sales to different customer types as a percentage of total net sales:


CUSTOMER MIX TABLE
(As a Percentage of Net Sales)

                                         Three Months Ended      Nine Months Ended
                                         ------------------     -------------------
                                         Oct. 3,   Sept. 27,    Oct. 3,    Sept. 27,
                                           1998       1997        1998       1997
                                         -------    -------      -------    -------
Customer Type:
------------------
OEM....................................    48.2%     49.6%        47.0%     47.4%
Reseller...............................    47.6      46.2         48.9      47.6
End-user and other.....................     4.2       4.2          4.1       5.0
                                         ------    ------       ------    ------
                                          100.0%    100.0%       100.0%    100.0%
                                         ======    ======       ======    ======

The following table summarizes sales to major customers:

SALES TO MAJOR CUSTOMERS
(As a Percentage of Net Sales)

                                         Three Months Ended        Nine Months Ended
                                         ------------------      --------------------
                                          Oct. 3,  Sept. 27,     Oct. 3,    Sept. 27,
                                           1998       1997        1998         1997
                                         -------    -------      -------     -------
Customer:
----------
OEM A..................................    16.1%     12.2%         13.9%        11.0%
OEM B..................................      (x)     14.5          11.1         13.6
Reseller C.............................    14.4      11.2          13.3         10.5
OEM D..................................    12.8        (x)           (x)          (x)

(x) Sales to this customer in this period were less than 10% of net sales.


No other customers accounted for 10% or more of sales in any of these periods. *Since these and other major customers also sell competing products and continually review new technologies, there can be no assurance that sales to these or any other customers will continue to represent the same portion of the Company's future revenue.*

GROSS MARGIN

The gross margin percentages for the third quarter and first nine months of 1998 were 29.1% and 29.3%, respectively. These figures increased from percentages of (1.5)% and 18.3%, respectively, for the comparable periods in 1997. Without restructuring charges, 1997 gross margins were 20.4% and 24.9%, respectively. Gross margins for the third quarter and year-to-date were favorably impacted by lower manufacturing expenses which resulted from headcount and cost reduction efforts during the latter part of 1997. The year-to-date period was also favorably impacted by the satisfactory settlement of certain claims from former Eagle(RTM) division vendors.

OPERATING EXPENSES

Selling, general and administrative expenses for the third quarter and first nine months of 1998 decreased in absolute dollars over the same periods in 1997 by $1.9 million and $1.8 million, respectively. In 1998, these expenses represented 18.9% and 18.7% of revenues, respectively, for the third quarter and first nine months. For the same periods in 1997, these expenses represented 19.9% and 16.6% of revenues, respectively. Without restructuring charges, these expenses for these periods in 1997 were 18.9% and 16.3%, respectively. The absolute dollar decreases are the result of headcount and cost reduction efforts during the latter half of 1997 which are offset by increased marketing expenditures during 1998.

Research and development expenditures for the third quarter and first nine months of 1998 decreased in absolute dollars over the same periods in 1997 by $2.6 million and $7.6 million, respectively. In 1998, these expenses represented 10.8% and 9.4% of revenues, respectively, for the third quarter and first nine months. For the same periods in 1997, these expenses represented 13.3% and 11.0% of revenues, respectively. Without restructuring charges, these expenses were 11.5% and 10.5%, respectively, for these periods in 1997. Decreases are mainly due to the decision to exit the desktop market through closure of the Eagle(RTM) division which was made in the latter part of 1997. Decreases are also the result of headcount and cost reduction efforts during the latter half of 1997.

OTHER INCOME (EXPENSE), NET

Other income (expense), net, consists primarily of interest income and expense, state franchise taxes, foreign currency gains and losses, the translation impact of the Company's foreign subsidiaries' balance sheets and other miscellaneous items. Other income for the year-to-date period was $1.2 million in 1998 compared to $309,000 for the same period in 1997. This increase relates mainly to foreign currency gains and losses.

TAXES

The provision for income taxes for the first nine months of 1998 was 34.0% of income before taxes compared to 45.1% for the comparable period in 1997. The tax rate in the third quarter of 1997 was positively impacted by the effect of additional research and experimentation tax credits claimed for the years 1993-1996. *The effective tax rate for fiscal 1998 is expected to be approximately 34.0%.

NET INCOME (LOSS)

Basic net income per share for the third quarter and first nine months of 1998 was $0.02 and $0.11, respectively. In 1997, net loss per share for the same periods was $0.68 and $0.59, respectively. 1997 losses were due, in part, to restructuring charges related to a reduction in the size of the workforce, the termination of certain development programs, and the phase-out of some existing product lines. These charges increased the 1997 loss by $0.45 and $0.46 for the quarter and year-to-date, respectively. Net income in 1998 has benefited from headcount and cost reduction efforts related to the 1997 restructuring charges.

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of 1998, the Company generated $29.2 million of cash from operating activities, generated $500,000 in proceeds from the sale of common stock, expended $2.3 million to repurchase outstanding shares of common stock, expended $6.2 million for capital equipment and expended $800,000 on long-term obligations. Together, these activities resulted in a net increase in the combined balance of cash and short-term investments of $20.4 million to a quarter-ending balance of $68.9 million. The Company's working capital decreased to $124.5 million at October 3, 1998 from $128.3 million at January 3, 1998.

The Company has a $7.5 million bank line of credit which expires May 15, 1999. Under this agreement, borrowings under the line are limited to 80% of eligible accounts receivable plus 25% of eligible inventory (limited to $3,000,000). On November 9, 1998 the amount available under the line was $7.5 million and no borrowings were outstanding. Borrowings under the line of credit bear interest at the lower of the bank's prime rate or LIBOR + 2%. The ability to borrow under this line of credit is dependent upon the Company's adherence to a set of financial covenants. The Company is currently in compliance with all such covenants. Offsetting the amount available under the line of credit is a letter of credit which secures certain leasehold improvements made by the Company's subsidiary in Germany. This letter is currently for DM 1,200,000 and decreases by DM 100,000 in August of each year until it is fully depleted.

*The Company believes its existing sources of liquidity and funds expected to be generated from operations will provide adequate cash to fund the Company's anticipated working capital and other cash requirements through fiscal 1999.*

PART II.



Item 6.  Exhibits and Reports on Form 8-K

(a)     Exhibit Index

          Exhibit
          Number               Description
          -------              -----------

          27.0                 Financial Data Schedule



(b) Reports on Form 8-K: There were no reports on Form 8-K for the three month period ended October 3, 1998.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         EXABYTE CORPORATION
                                         Registrant



Date     November 17, 1998               By     /s/ Stephen F. Smith
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