Form 10-K405
period 1999-01-02
EXABYTE CORP /DE/
filed 1999-04-01
CIK 855109

-----------------------------------------------------------------------------
                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                             FORM 10-K

          (Mark One)
      [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the fiscal year ended January 2, 1999

          OR

      [ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the transition period from _________ to ___________
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

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of March 3, 1999 was $78,848,562 based on the closing sale price on such date. The aggregate number of shares of common stock outstanding on March 3, 1999 was 16,174,064(a).

Document incorporated by reference: Proxy Statement for the 1999 Annual Meeting of Stockholders scheduled to be held May 10, 1999: Part III, Items 10, 11, 12, and 13.

(a) Excludes 6,472,119 shares of common stock held by directors, executive officers and stockholders whose ownership exceeds ten percent of the common stock outstanding at March 3, 1999. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of registrant, or that such person is controlled by or under common control with the registrant.

PART I

Item 1.
BUSINESS.

THE COMPANY
-----------

Exabyte Corporation ("Exabyte" or the "Company") was incorporated in June 1985 under the laws of the State of Delaware. Exabyte designs, manufactures and markets a full range of 8mm tape drives as well as 8mm and DLTtape(TM) robotic tape libraries. Exabyte also provides its own brand of recording media, software utilities and worldwide service and customer support.

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

Exabyte's operations are segmented into three divisions, each responsible for a specific line of products or services. The Drives & Media division is responsible for Exabyte's line of 8mm tape drive products and media. The Storage Automation Solutions division is responsible for Exabyte's robotic tape libraries, systems offerings and related products. The Worldwide Quality and Customer Services division is responsible for all corporate and product quality, service operations, technical support, training and education, and service and customer support programs.

In addition to the historical information contained in this document, the following discussion contains forward-looking statements that involve future risks and uncertainties. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. Words such as "believes," "anticipates," "expects," "intends," "plans" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section below entitled "RISK FACTORS."

PRODUCTS AND SERVICES
---------------------

The Company manufactures 8mm tape drive products and robotic libraries, which incorporate Exabyte's own 8mm tape drives and DLTtape(TM) drives manufactured by Quantum Corporation ("Quantum"). Exabyte's 8mm tape drive products offer data capacities ranging from 5GB to 40GB with standard data compression (described below). When commercially available, the Company's upcoming
Mammoth 2 tape drive will offer a data capacity of up to 150GB (assuming a data compression of two and a half to one). These tape drive products address the mid-range to high-end server markets, the remainder of the market is largely served by 4mm and half-inch linear tape drives produced by competitors. Exabyte's robotic tape libraries incorporate one or more tape drives and multiple media cartridges to offer data capacities ranging from 280GB to 8TB with standard compression, and up to 30TB with the Company's upcoming Mammoth 2 tape drive. In addition, Exabyte provides a variety of support services, as well as recording media and cleaning cartridges for its products.

There can be no assurance that any of the current or announced products or services listed below will be successfully developed, made commercially available on a timely basis or achieve market acceptance. Exabyte encounters a number of risks in producing and selling its products and services. For a description of such risks see "RISK FACTORS--Product Development," "RISK FACTORS--Media Constraints," "RISK FACTORS--Product Quality and Performance," "RISK FACTORS--Management of Business and Product Transitions" and "RISK FACTORS--Customer Dependence" below.

Drives & Media Division
=======================

Exabyte's 8mm tape drive products and media are the responsibility of Exabyte's Drives & Media division. These products address the mid-range markets, including UNIX and NT server markets, and are sold primarily to Exabyte's reseller and original equipment manufacturer ("OEM") customers. Additionally, all of the Company's 8mm tape drives can be incorporated into one or more of Exabyte's 8mm robotic tape library offerings. In 1998, sales of 8mm tape drive products represented 53% of revenue, while in 1997 and 1996, sales represented 59% and 65% of total revenue, respectively.

Exabyte's 8mm tape drive products are based on helical scan technology, utilize a SCSI interface and incorporate a licensed compression algorithm for data compression.

The primary factors distinguishing the Company's tape drive products from one another are data capacity and transfer rate. Data Capacity refers to the total amount of data that can be stored on a single media cartridge. Transfer Rate refers to the speed at which data may be transferred to or from the tape drive.

All data capacities and transfer rates indicated for the products listed below are compressed and assume a compression ratio of two to one unless stated otherwise. Actual compression will vary depending on the nature of the data and the drive and media quality.

Current 8mm Tape Drive Products
-------------------------------

Exabyte Mammoth

The Company's Mammoth 8mm tape drive targets large department networks and application servers. Mammoth is Exabyte's fastest, highest capacity 8mm tape drive, with a data capacity of 40GB and a transfer rate of 6MB per second, and is backward compatible with all Exabyte 8mm tape drive products. Mammoth is dependent upon and only writes to Advanced Metal Evaporated ("AME") media, but can read media cartridges written by Exabyte's other 8mm tape drives. AME media is supplied to Exabyte primarily by Sony Corporation, a competitor of the Company. The Company has previously experienced constraints in the supply of AME media. See "RISK FACTORS--Media Constraints" and "RISK FACTORS--Supplier Dependence" below.

Mammoth-LT

Exabyte's Mammoth-LT 8mm tape drive is the Company's newest drive in the Mammoth product line. Mammoth-LT targets low-end to high-end application servers and features a 28GB data capacity and a transfer rate of 4MB per second. Mammoth-LT is backward read compatible with most of Exabyte's line of 8mm tape drives and is dependant upon and only writes to AME media. See "RISK FACTORS--Media Constraints" and "RISK FACTORS--Supplier Dependence" below.

Exabyte Eliant(TM) 820

The Eliant(TM) 820 tape drive, which targets mid-range networks and smaller workstations, features a 14GB data capacity and a transfer rate of 2MB per second.

Upcoming 8mm Tape Drive Products
--------------------------------

Mammoth 2

The Exabyte Mammoth 2 8mm tape drive, currently in development, will be the second generation of Exabyte's original Mammoth drive. It targets large department networks and application servers and will feature a data capacity of 150GB and a transfer rate of 30MB per second (assuming a compression ratio of two and a half to one, although actual compression may vary depending on the nature of the data and the drive and media quality). Mammoth 2 will be backward compatible with Mammoth and will exclusively use AME media. See "RISK FACTORS-Product Development," "RISK FACTORS--Media Constraints" and "RISK FACTORS--Supplier Dependence" below. Worldwide shipment of Mammoth 2 to customers is expected to begin in mid-1999.

There can be no assurance that this or any other announced product or unannounced product in development will be successfully developed, made commercially available on a timely basis or achieve market acceptance. See "RISK FACTORS--Product Development" section below.

Media
-----

Exabyte provides various types of media cartridges, as well as cleaning cartridges and data cartridge holders, for its 8mm tape drive products. The high-quality media, produced by one or more third parties, is available in different lengths to handle various data storage requirements. The growth of Exabyte's Mammoth, Mammoth-LT, Mammoth 2 and other follow-on Mammoth drives is dependent upon the continuous supply of AME media. There are several risks associated with dependence on this type of media, including possible delays or cancellations of shipments by the Company if these components are not received on a timely basis or at an acceptable quality level. See "RISK FACTORS--Media Constraints" below. Sales of media and media related products represented approximately 23%, 15% and 12% of sales in 1998, 1997 and 1996, respectively.

Storage Automation Solutions Division
=====================================

Exabyte's robotic tape libraries, systems offerings and associated products are the responsibility of the Storage Automation Solutions division. Exabyte offers a family of robotic tape libraries which automate the storage and retrieval of substantial amounts of data. Each library incorporates one or more tape drives and multiple media cartridges. The primary sales channels for Exabyte's robotic tape libraries are OEMs and resellers. The libraries are targeted for use in applications ranging from small department networks to large application servers. In 1998, revenues from library sales were 20% of total revenue, while in 1997 and 1996, sales represented 18% and 14% of revenues, respectively.

All data capacities and transfer rates indicated for the products listed below are compressed and assume a compression ratio of two to one unless stated otherwise. Actual compression will vary depending on the nature of the data and the drive and media quality.

Current 8mm Robotic Tape Library Systems
----------------------------------------
Exabyte X200

The Exabyte X200 is Exabyte's most recent 8mm library offering. The Exabyte X200 targets large application servers and networks. This library features a scalable design which can incorporate from two to ten Mammoth tape drives and 40, 80, 120, 160 or 200 AME media cartridges. At full capacity, (10 Mammoth drives and 200 media cartridges) the Exabyte X200 offers a data capacity of 8TB and an aggregate transfer rate of 60MB per second.

Exabyte 440/480

The Exabyte 440 and 480 libraries target large enterprise application servers and networks. The Exabyte 440 incorporates up to four 8mm tape drives and up to 40 media cartridges, while the Exabyte 480 incorporates up to four 8mm tape drives and up to 80 media cartridges. It is possible to upgrade the Exabyte 440 to an Exabyte 480 library. At full capacity (four Mammoth tape drives and 80 media cartridges), the Exabyte 480 offers a data capacity of 3.2TB and an aggregate transfer rate of 24MB per second.

Exabyte 210/220

The Exabyte 210 and 220 libraries target small and large department networks, respectively, as well as mid-range file and application servers. The Exabyte 210 library incorporates up to two 8mm tape drives and up to 10 media cartridges, while the Exabyte 220 library incorporates up to two 8mm tape drives and up to 20 media cartridges. At full capacity (two Mammoth tape drives and 20 media cartridges), the Exabyte 220 offers a data capacity of 800GB and an aggregate transfer rate of 12MB per second.

Exabyte 10h

The Exabyte 10h library targets small department networks. The Exabyte 10h incorporates one Eliant(TM) 820 tape drive and up to 10 media cartridges.
At full capacity, the Exabyte 10h library offers a data capacity of 144GB and a transfer rate of 2MB per second.

Exabyte EZ17(TM) Autoloader

The Exabyte EZ17(TM) Autoloader is Exabyte's 8mm library alternative to a stand-alone tape drive. It incorporates one Mammoth tape drive and up to seven media cartridges. The Exabyte EZ17(TM) targets small departmental workgroups to midrange file and application servers. At full capacity, the EZ17(TM) offers a capacity of 280GB and a transfer rate of 6MB per second.

Current DLTtape(TM) Robotic Tape Library Systems
------------------------------------------------
Exabyte 690D

The Exabyte 690D is Exabyte's most recent DLTtape(TM) library offering. The Exabyte 690D targets large client-server networks as well as large departmental application servers. This library features a scalable design which can incorporate from two to six Quantum DLT4000 or DLT7000 tape drives and 30, 60 or 90 DLTtape(TM) media cartridges. At full capacity (six DLT7000 drives and 90 media cartridges) the 690D offers a data capacity of 6.3TB and an aggregate transfer rate of 60MB per second.

Exabyte 230D

The Exabyte 230D targets large client-server and department networks. The Exabyte 230D incorporates up to two DLT4000 or DLT7000 tape drives and up to 30 media cartridges. At full capacity (with two DLT7000 tape drives), the Exabyte 230D offers a data capacity of 2.1TB and an aggregate transfer rate of 20MB per second.

Exabyte 18D

The Exabyte 18D targets small department networks and mid-range file and application servers. The Exabyte 18D library incorporates a single DLT4000 or DLT7000 tape drive and up to eight media cartridges. At full capacity (with a DLT7000 drive), the Exabyte 18D offers a data capacity of up to 560GB and an aggregate transfer rate of up to 10MB per second.

Exabyte 17D Autoloader

The Exabyte 17D Autoloader is Exabyte's DLTtape(TM) library alternative to a stand-alone tape drive. It incorporates one DLT4000 or DLT7000 tape drive and up to seven media cartridges. The Exabyte 17D targets small departmental workgroups to midrange file and application servers. At full capacity (with a DLT7000 drive), the 17D offers a capacity of 490GB and an aggregate transfer rate of 10MB per second.

Future Storage Area Network Offerings
-------------------------------------

The Company intends to introduce products targeted at the emerging Storage Area Network market. The Company's NetStorm(TM) product is in the early stages of development and its successful launch is subject to a number of third party dependencies, including the supply by third parties of party fibre switches, hubs, host bus adapters and backup and archive applications, as well as the Company's ability to recruit and train channel parties. See "RISK FACTORS--Product Development," "RISK FACTORS--Supplier Dependence" and "RISK FACTORS--Product and Quality Performance" below.

Worldwide Quality and Customer Services Division
================================================

Exabyte's Worldwide Quality and Customer Services division provides a full range of warranty and post-warranty support services for Exabyte's library, tape drive, and media products. These services, which are delivered through a worldwide network of service centers and authorized service providers, support Exabyte's OEM, reseller and end-user customers in the deployment, operation and maintenance of Exabyte products.

The service programs offered by the Worldwide Quality and Customer Services division include those listed below:

         Products                                     Service Programs
         --------                                     ----------------
         Robotic Tape Libraries.......................Hardware conversions
                                                      Parts support
                                                      Depot repair
                                                      On-site service
         8mm Tape Drive Products......................Extended warranties
                                                      Hardware upgrades
                                                      Depot repair
                                                      Advance exchange options
         Media........................................Warranty exchange
                                                      Data recovery
                                                      Media conversions
                                                      Data Migration

In 1998, revenue from service and support programs accounted for 7% of total revenue, while in 1997 and 1996 these programs accounted for 7% and 6% of revenues, respectively.

MARKETING AND CUSTOMERS
-----------------------
Because the Company's marketing and sales functions are not unified under the general corporate function, marketing and sales are not carried out separately by division. As a result, the sales data set forth below represents total sales of all products.

The Company markets its products worldwide to OEMs and resellers, and provides services directly to OEMs and to the customers of Exabyte's reseller customers. Initial sales of new products are often made to resellers who are usually quicker to evaluate, integrate, and adopt new technology. OEM sales generally increase (relative to reseller sales) as the new product successfully completes the necessary qualification process. For a description of the risks associated with Exabyte's customers and customer dependence, see "RISK FACTORS--Customer Dependence," "RISK FACTORS--Market Demand" and "RISK FACTORS--Year 2000 Compliance" below.

OEMs
----

OEM customers incorporate Exabyte products as part of their own systems. Exabyte works closely with its OEM customers during early product development stages to help ensure Exabyte's products will readily integrate into the OEM's systems.

The sales cycle for an OEM typically covers many months. During this time, the OEM evaluates the technology, qualifies the product specifications and verifies Exabyte's compliance with product specifications. The OEM then integrates the product into its system and publicly announces the integration toward the end of the sales cycle before volume shipments of Exabyte's products are made to the OEM. Product sales to OEMs represented 46% of total sales in 1998. In 1997 and 1996, these sales were 49% and 51%, respectively, of total sales.

Resellers
---------

The Company's reseller customers purchase products for resale and may provide, for example, distribution, system upgrades, value-add or other services. Resellers may use the Company's tape drive products to upgrade various types of installed computer systems, including those manufactured by IBM, Sun Microsystems and Compaq Corporation. Some resellers package the Company's tape drives into a stand-alone enclosure containing a power supply and software for attachment to the end-user's system. Resellers may also combine the Company's products with other storage devices, such as single or multiple disk drives, to deliver a value-added storage solution. Resellers also distribute Exabyte's products to OEMs and end-users. The Company often supports some of its reseller customers by providing marketing and technical support directly to their customers, thereby incurring certain additional costs for such sales. Other costs and risks associated with the reseller business include inventory price protections, stock rotation obligations and customer rebates. The reseller business is also characterized by relatively short order lead times which limit the Company's ability to forecast sales to these customers. See "RISK FACTORS--Market Demand" below.

The Company recently created a new category of reseller customers for the specific purpose of selling the Company's high-end libraries. Exabyte Solution Partners ("ESPs") are generally larger resellers who derive a significant portion of their overall revenues from the sale of storage products and services, and are therefore better suited to sell Exabyte's high-end library products. The Company relies significantly on ESPs for the sale of its high-end libraries. Any short-fall in sales to ESPs could have a material adverse impact on the Company's results of operations.

Sales to resellers represented approximately 50%, 46% and 45% of sales in 1998, 1997 and 1996, respectively.

International
-------------

Exabyte also markets its products overseas directly to international OEMs and resellers. In addition, the Company also serves OEMs and end-users through its international resellers. Each of the Company's international markets is served by resellers with rights to sell the Company's products in a country or group of countries. In addition, many of Exabyte's domestic customers ship a significant portion of Exabyte's products to their overseas customers. Direct international sales accounted for approximately 30%, 32%, and 30% of sales in 1998, 1997, and 1996, respectively. (See Note 9 of Notes to Consolidated Financial Statements.)

Currently, a very small percentage of the Company's international sales are denominated in foreign currencies and are affected by foreign exchange rate fluctuations, as well as the European conversion to the euro. In addition, changes in the foreign exchange rates or the euro conversion may adversely affect the volume of sales denominated in U.S. dollars to overseas customers. Exabyte's sales are also subject to risks common to export activities, including government regulation or seizure of property, tariffs, and import restrictions. For a description of these and other risks associated with international sales, See "RISK FACTORS--Foreign Sales" below.

Principal Customers
-------------------

A partial list of Exabyte's customers includes Bull S.A., Compaq, Consan, IBM, Ingram Micro, Merisel, NCR, Siemens Nixdorf, Sun Microsystems and Tech Data.

IBM, Sun Microsystems and Ingram were the only three customers accounting for 10% or more of Exabyte's sales during fiscal 1998, while IBM and Sun Microsystems were the only two customers who accounted for 10% or more of sales during fiscal years 1997 and 1996. IBM accounted for 15% of sales in 1998 and 17% and 15% of sales in 1997 and 1996, respectively. Sun Microsystems accounted for 11% of sales in 1998 and 13% and 11% of sales in 1997 and 1996 respectively. Ingram accounted for 13% of sales in 1998. These three customers accounted for an aggregate of 39% of sales in 1998.

There are many risks associated with Exabyte's dependence on its key customers, including the loss of a key customer and substantial cancellations or rescheduling of customer orders. For a description of these and other risks associated with Exabyte's customers and customer dependence, please refer to the sections "RISK FACTORS--Customer Dependence" and "RISK FACTORS--Market Demand" below.

COMPETITION
-----------

The data storage market is extremely competitive and subject to rapid technological change. The Company believes that competition in the data storage market will continue to increase, particularly because manufacturers of all types of storage technologies compete for a limited number of customers. The Company believes that the main competitive factors considered by these customers are:

       -  storage capacity
       -  data transfer rate
       -  price/performance
       -  innovation
       -  product quality and reliability
       -  timing of new product introductions
       -  volume availability
       -  customer support
       -  the company's financial strength

Numerous companies are engaged in the research, development and commercial-ization of data storage products, including computer manufacturers such as IBM and Hewlett-Packard, that incorporate their own storage products into their systems. Some of the Company's current and potential competitors have significantly greater financial, technical, and marketing resources than Exabyte. There can be no assurance that they will not devote those resources to the aggressive marketing of helical scan, minicartridge, half-inch cartridge, optical or other storage product technologies. Future developments of tape and optical technologies, as well as new forms of storage technologies, could create additional, significant competition to Exabyte. Other risks include loss of market share, timing to market, price erosion and pricing pressure. For a description of these and other risks associated with Exabyte's competition, see "RISK FACTORS--Competition" below.

Drives & Media Division
-----------------------

Exabyte's 8mm tape drive products face competition from companies offering 8mm, half-inch, 4mm and minicartridge tape drive products. Exabyte's most significant 8mm competitor is currently Sony with its AIT tape drive. There can be no assurance that other companies will not enter the 8mm market in the future. Sony also offers a competitive 4mm tape drive. These 4mm tape drives are typically lower in price and smaller in size, making them more attractive to the low end of the market.

Among Exabyte's competitors that offer half-inch tape drive products are Quantum, Fujitsu, IBM, Overland Data, StorageTek and Tandberg. The half-inch products currently being offered generally have higher capacities and transfer rates than Exabyte's products. Specifically, Quantum's DLT7000 tape drive competes in the same market segment as Exabyte's Mammoth drive, and offers storage capacities and transfer rates greater than Mammoth or any of Exabyte's other current tape drive products. There are several companies which offer competitive media products, as well.

Storage Automation Solutions Division
-------------------------------------

The Company's library product offerings face direct competition from other companies manufacturing their own library offerings. Some of Exabyte's major 8mm library competitors are IBM, Qualstar, ADIC and Spectralogic. Among Exabyte's DLTtape(TM) library competitors are ADIC, ATL, Hewlett-Packard, Quantum, Breece Hill, and StorageTek.

Worldwide Quality and Customer Services Division
---------------------------

Exabyte's service programs suffer competitive pressures from other tape drive and library manufacturers, as well as independent service providers.

MANUFACTURING
-------------

Both the Drives & Media division and the Storage Automation Solutions division manufacture parts or complete units of their 8mm tape drive and library products at the Company's Boulder, Colorado facility. Exabyte's Scotland facility customizes generic tape drives to meet customer-specific requirements for Exabyte's European customers. The Company currently employs just-in-time manufacturing techniques emphasizing flexibility and continuous product flow. These techniques depend on uninterrupted access to high-quality, competitively priced components in required volumes. The Company has a large number of sole-source dependencies for such components. Exabyte has executed master purchase agreements with some of its sole-source suppliers and conducts business with the rest of its suppliers on a purchase order basis. Reliance on sole-source suppliers can result in possible shortages of key components, reduced control over delivery schedules, manufacturing yields, quality and costs. See "RISK FACTORS--Supplier Dependence" below. Further, many such components are sourced from suppliers located outside the U.S. See "RISK FACTORS--Foreign Exchange and Import Restrictions" below.

Exabyte obtains key materials and components necessary for manufacturing its products from its German subsidiary, Exabyte Magnetics GmbH ("EMG"), as well as from a number of third-party suppliers. Many of these key components are made to the Company's specifications and are acquired from sole sources.
See "RISK FACTORS--Supplier Dependence" and "RISK FACTORS--Mammoth" below.

The Company manufactures a mechanical deck mechanism for the Company's Mammoth line of products (including its upcoming Mammoth 2 tape drive). Production of this deck assembly requires a more complex manufacturing process than the Company had previously undertaken. Difficulties in manufacturing this deck assembly have caused production constraints for Mammoth in the past. There can be no assurance that such problems will not occur again in the future or with future Mammoth products. For a description of the risks associated with the production of the Company's Mammoth product line, see "RISK FACTORS--Product Development" and "RISK FACTORS--Media Constraints" below.

Among the many key components for Exabyte's products and the supplier(s) supplying the components are:

         Component                          Supplier(s)
         ---------                          ---------
         8mm tape decks.....................Hitachi
         Circuit boards.....................Solectron
         Recording heads....................Alps
                                            EMG
         Reel Motor.........................Kumagaya
         Cartridge Loader...................Yano
         Misc. Deck Components..............Kenseisha
         AME Media..........................Sony


Two of Exabyte's biggest sole-source suppliers are Hitachi Corporation ("Hitachi"), supplying customized 8mm tape decks to the Company and Sony Corporation ("Sony"), supplying spare parts for the tape decks they previously supplied to the Company.

Hitachi currently supplies the tape deck components for Exabyte's Eliant(TM)820 8mm tape drives. The components incorporated into this product are customized to the Company's specifications. The parties entered into an agreement on December 11, 1996, for the supply of the Eliant(TM)820 tape deck component.
The agreement has a term of three years, subject to two automatic 12-month extensions. While the purchase agreement contains certain restrictions regarding the sale of Hitachi's tape decks or customized parts to third parties, such limitations do not prevent Hitachi from individually developing similar components and selling such components to third parties or incorporating such components into its own competitive products.

The relationship with Sony as a supplier of 8mm tape decks began in 1987. Sony supplied customized tape decks for Exabyte's 8205XL and 8505XL 8mm tape drives through July 1998. The parties negotiated a contract amendment to terminate the contract and end the supply of 8mm tape decks as of July 1998. The amendment provides for the supply of spare parts related to the tape decks supplied by Sony through July 31, 2003.

There can be no assurance that the supply of these decks or spare parts from Hitachi or Sony will continue or that prices will remain at their current levels. The Company's inability to obtain decks or spare parts at a commercially reasonable cost would cause a significant delay or even termination of the production of the 8mm tape drives, and would have a material adverse effect on the Company's competitive position and its results of operations.

For a description of these and other risks associated with Exabyte's suppliers, see "RISK FACTORS--Year 2000 Compliance", "RISK FACTORS--Supplier Dependence" and "RISK FACTORS--Foreign Sourcing" below.

Exabyte also contracts with third parties to manufacture certain product components. For a description of the risks associated with manufacturing, see "RISK FACTORS--Third Party Contract Manufacturing" and "RISK FACTORS-- Patent Infringement and Proprietary Rights" below.

RESEARCH AND DEVELOPMENT
------------------------

Exabyte participates in an industry that is subject to rapid technological changes and believes its future success depends on its ability to extend its technology and further the development of highly reliable tape drive products with competitive price performance characteristics. The Company focuses its research and development efforts primarily on developing new products with improved price performance and enhancing its current products. There are numerous risks associated with Exabyte's research and development efforts. For a description of these risks, see "RISK FACTORS--Product Development" below.

The Company's research and development expenses were approximately $29.9 million, $40.9 million and $38.4 million in 1998, 1997 and 1996, respectively. Except for certain software development costs, the Company's research and development costs are expensed as incurred.

PATENTS AND PROPRIETARY INFORMATION
-----------------------------------

Exabyte relies on a combination of patents, copyright and trade secret protections, non-disclosure agreements, and licensing arrangements to establish and protect its proprietary rights. As of March 4, 1999, Exabyte owned 57 United States patents and had 36 United States patent applications pending (five of which have been allowed but have not yet issued), all relating to technologies and other aspects of Exabyte tape drive and robotic tape library products. However, the Company believes that, because of the rapid pace of technological change in the tape storage industry, factors such as knowledge, ability and experience of Exabyte's employees, new product introductions and frequent product enhancements are often more significant than patent and trade secret protection.

Exabyte licenses its technology to third party manufacturers to allow them to manufacture Exabyte's products. Additionally, Exabyte has granted manufacturing licenses to certain customers which allow them to manufacture and sell the Company's products should specific events occur, such as the Company's inability to perform its supply obligations. Exabyte also enters into joint development agreements with third parties for the development of product components. Under these agreements, the third parties generally have joint ownership of certain technologies related to the component being developed. The dissolution of these agreements could result in significant costs and other risks to the Company. See "RISK FACTORS--Patent Infringement and Proprietary Rights" below.

There are a number of risks associated with Exabyte's proprietary rights. For a description of these risks, see "RISK FACTORS--Patent Infringement and Proprietary Rights" and "RISK FACTORS--Third Party Contract Manufacturing" below.

BACKLOG
-------

Backlog consists of purchase orders for which a delivery schedule within six months has been specified by the customer. Although the Company's backlog is not reported by division, it is possible to estimate each division's backlog. The Company's total backlog as of January 2, 1999 and January 3, 1998 totaled approximately $19.8 million and $22.0 million, respectively. Backlog as of January 2, 1999 was approximately $17.8 million for the Drives & Media division, $1.7 million for the Storage Automation Solutions division and $148,000 for the Worldwide Quality and Customer Services division. Exabyte's customers typically are not obligated to purchase minimum quantities of the Company's products. Lead times for the release of purchase orders depend upon the scheduling practices of each customer. Exabyte believes that the rate of new orders will vary significantly from month to month. Customers may cancel or reschedule orders without significant penalty. In addition, the Company's actual shipments depend upon its production capacity and component availa-bility. For these reasons, the Company's backlog as of any particular date may not be indicative of its actual sales for any succeeding fiscal period. For a description of these and other risks associated with Exabyte's backlog management, see "RISK FACTORS--Inventory Write-downs and Special Charges" and "RISK FACTORS-Customer Dependence" below.

FOREIGN EXCHANGE AND IMPORT RESTRICTIONS
----------------------------------------

Many of the Company's key components and products are currently or may be manufactured overseas in countries such as Japan, Germany, The Netherlands, China, Singapore, Indonesia and Malaysia. Additionally, a substantial portion of Exabyte's products incorporate subassemblies and components purchased from Japanese or other overseas suppliers in yen or another foreign currency.
The Company's results of operations, therefore, may be materially affected by fluctuations in currency exchange rates. The Company enters into foreign currency forward contracts to hedge the purchase of certain inventory components from Japanese suppliers. (See Note 1 of Notes to the Consolidated Financial Statements.) See "RISK FACTORS-Market Risk" below.

Exabyte's international involvement is also subject to other risks common to foreign operations, including government regulations, foreign exchange or import restrictions or tariffs imposed by the U.S. Government on products or components shipped from another country. Additionally, the sale of Exabyte's products to domestic federal or state agencies may be limited by the Buy America Act or the Trade Agreement Act to the extent the Company incorporates components produced overseas into its products.

The Company's subsidiaries located in The Netherlands, Germany, Japan, Canada and Singapore operate under their respective local currencies. (See Note 1 of Notes to Consolidated Financial Statements.) As a result, any amounts payable to a subsidiary or owed by a subsidiary are subject to the foreign exchange rate applicable between the U.S. dollar and the local currency and could have a material adverse effect on the Company's results of operations. In addition, the Company's foreign operations are subject to the risks generally applicable to the conduct of business in such countries. For a description of these and other risks associated with Exabyte's foreign involvement, see "RISK FACTORS-- Foreign Operations," "RISK FACTORS--Foreign Sourcing" and "RISK FACTORS-- Foreign Sales" below.

EMPLOYEES
---------

As of February 27, 1999, the Company had 1,212 full-time and part-time employees worldwide. None of the Company's employees is represented by a labor union although Exabyte's German subsidiary is subject to an organized Works Council.

The Company reduced its workforce in October 1997 and again in January 1998, partially as a result of its decision to close its Eagle(RTM) division. These reductions resulted in the involuntary termination of approximately 200 employees.

The Company faces extreme competition for key employees. Success depends to a significant extent upon the ability to attract, retain and motivate key engineering, marketing, sales, manufacturing, support and executive personnel. For a description of the risks associated with retaining key employees, see "RISK FACTORS--Key Employees" below.

RISK FACTORS
------------
Product Development
-------------------

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

The Company is currently developing Mammoth 2, a follow-on product to its Mammoth drive. Any inability or delay of the Company to develop and manufacture this product would have a material adverse impact on its sales, as well as the sale of Mammoth tape drives and would have a material adverse effect on the Company's results of operations.

Exabyte continually assesses its product cycles in terms of product introduction and withdrawal. Any failure by the Company to accurately estimate the timing of new product introductions may result in the premature or delayed withdrawal of its existing product lines. The premature withdrawal of an existing product line could result in the loss of revenue and earnings contribution from that product line. The delayed withdrawal of an existing product line could result in the Company's assumption of excess product inventory. Additionally, the premature or delayed introduction of a product could adversely affect the sales or withdrawal timing of an existing product. Failure to accurately time product introductions and withdrawals could have a material adverse effect on the Company's results of operations. Additionally, the Company's inability to successfully introduce announced products would have a material adverse effect on the Company's results of operations.

Media Constraints
-----------------

The Company has in the past experienced a shortage of the AME media used for its Mammoth product. Exabyte's ability to sustain growth in the Mammoth line depends on the availability of this media, which is produced to the Company's specifications. Currently, AME media is sourced primarily from Sony, a direct competitor of Exabyte. In the event such media is not available in sufficient volume, at an acceptable quality level and at a competitive price, the Company could be forced to delay or cancel shipments of current Mammoth tape drive products, including associated libraries, or delay the introduction of future Mammoth tape drive products, including Mammoth 2, which could have a material adverse effect on the Company's competitive position and its results of operations.

The Company's ability to obtain an adequate supply of AME media has been, and may be further affected by any constraint in Sony's production of the media, the diversion of Sony's limited media supply to other third parties, any change in Sony's media specification which would no longer meet the Company's requirements, or otherwise as a result of Sony's competitive position. The Company has obtained a second source for the production of AME media, although the media from this second source has not passed Exabyte's qualification process. In addition, Exabyte is in the beginning stages of evaluating a third source for the production of AME media. However, there can be no assurance that any media from these suppliers will pass the Company's qualification processes or that the supplier's production of the media will be in the volume or of the quality required by Exabyte.

The Company has also engaged AME sources in an effort to procure the supply of AME media for its Mammoth 2 product. This evaluation and qualification process is in the early stages. There can be no assurance that any media from these suppliers will pass the Company's qualification processes or that the supplier's production of the media will be in the volume or of the quality required by Exabyte. Any failure of the Company to obtain such media in sufficient volume, at an acceptable quality level and at a competitive price, could force the Company to delay or cancel shipments of Mammoth 2, including associated libraries, which could have a material adverse effect on the Company's competitive position and its results of operations.

Supplier Dependence
-------------------

The Company relies on sole-source suppliers for certain critical components.
A reliance on sole-source suppliers involves several risks, including possible shortages of certain key components and reduced control over delivery schedules, manufacturing yields, quality and costs. The Company has experienced problems with the quality of and interruptions in the supply of sole-source components in the past. Any future yield, quality, delivery or supply problems with any of these suppliers could force Exabyte to delay or cancel shipments of its products, which could have a material adverse effect on the Company's competitive position and its results of operations.

Specifically, because Exabyte depends on Hitachi as the principal source for its 8mm mechanical tape decks in Exabyte's 8mm tape drive products (excluding the Mammoth product line), the Company may encounter delays in or termination of the production of these 8mm tape drive products should supply problems arise with Hitachi. While Exabyte has supply contracts with Hitachi, there can be no assurance that the supply of tape decks will continue at required levels, or that prices will remain at the current levels. Additionally, while there are other suppliers of 8mm decks, there can be no assurance these parties would enter into supply agreements for the tape decks. Customizing tape decks for the Company's tape drive products would require many months of effort. There can be no certainty that such efforts would be successful, or, even if successful, that they would not result in a significant delay in the shipment or even termination of the production of one or more of the Company's tape drive products.

The Company obtains its ASIC chips for its Mammoth line of tape drives from several different sources. However, because of the substantial lead-time necessary for Exabyte to qualify other suppliers, Exabyte's inability to obtain an adequate supply of chips at a competitive price and high quality from any of its ASIC chip suppliers could cause the Company to delay or cancel shipments of its Mammoth products, which could have a material adverse effect on the Company's competitive position and its results of operations.

The Company relies solely on Quantum, a competitor of the Company, to supply the DLTtape(TM) tape drives for Exabyte's DLTtape(TM) libraries. The Company may encounter delays in shipping or termination of the production of its DLTtape(TM) libraries should supply problems arise with Quantum. While Exabyte has a purchase agreement with Quantum, there can be no assurance that the supply or price of the tape drives will continue at their current levels.

The Company has also engaged other third parties, including competitors and potential competitors, in the joint development of products or components, and may do so again in the future. These relationships subject Exabyte to supply or technology dependencies. See "RISK FACTORS--Patent Infringement and Proprietary Rights."

Exabyte's German subsidiary, EMG, develops, manufactures and supplies scanners and recording heads, key components of Exabyte's Mammoth and Mammoth 2 products. These components require a high degree of manufacturing and technical expertise. The Company previously experienced a delay in the introduction of Mammoth caused in part by the inability of EMG to supply a sufficient number of high-quality parts. There can be no assurance that the Company will not again experience such production constraints, in particular with its upcoming Mammoth 2 product, which could have a material adverse effect on the Company's results of operations.

Exabyte's Mammoth and Mammoth 2 tape drives incorporate a deck assembly mechanism manufactured by the Company. Prior to the introduction of Mammoth, the Company's manufacturing experience was largely limited to assembling and testing components purchased from third parties. Production of this deck assembly requires a complex manufacturing process that the Company had never undertaken before.

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

Competition
-----------

The tape storage market is highly competitive and subject to rapid technology change, and the Company expects competition to increase. Competition has resulted in price erosion of Exabyte's products in the past and is expected to occur in the future. The Company may also face more significant competitive challenges in the future in the form of loss of market share, pricing pressure and otherwise, particularly in the library market. Numerous companies are engaged in researching, developing, and commercializing data storage products. Additionally, some of the Company's current and prospective competitors have significantly greater financial, technical, manufacturing and marketing resources than Exabyte. There can be no assurance that these competitors will not devote their resources to the aggressive marketing of storage product technologies. There can be no assurance that these technologies will not be equivalent or superior to the Company's technology or render the Company's products obsolete or non-competitive. The Company's ability to successfully compete in the tape storage market depends, in part, on accessing and adapting to any such technological changes. In addition, the industry has experienced a number of consolidations which have increased and may continue to increase the competitive pressures on Exabyte.

The Company faces competition directly from 8mm tape drives produced by other companies, particularly Sony (who also produces AME media for Exabyte) and in-directly from half-inch, 4mm and minicartridge tape drives produced by others. Some of these products offer greater data capacities and transfer rates than do Exabyte's products, particularly Quantum's DLT7000 half-inch tape drive.

Significant competition is also developing from companies offering erasable and non-erasable optical disks. In addition, other companies may introduce in the future competitive storage tape drives based on new technologies that may render the Company's products obsolete or non-competitive.

Management of Business and Product Transitions
----------------------------------------------

The Company is currently experiencing a period of rapid business and product transition associated in part with its decision to restructure the Company into divisions, close the Eagle(RTM) division and exit the low-end server and desktop markets. The Company is also in the process of addressing the complexities of developing, manufacturing and servicing multiple products which incorporate several different technologies and which are sold through multiple marketing channels. This transition has placed a significant strain on the Company's management, operational and financial resources, and may continue to do so in the future. Effective management of this business transition will require Exabyte to continually implement and improve its operational, financial and information systems and to expand, train and manage its employee base.

Key Employees
-------------

The development, introduction and success of Exabyte's products depend largely on the continued employment of certain key employees. The loss of key employees could delay internal product development schedules, interrupt team continuity and subject Exabyte to the risk of losing proprietary information to competitors or other third parties.

Exabyte has in the past lost key employees to competitors, including start-up companies in direct competition with Exabyte, and other companies and may likely lose key employees in the future. Although Exabyte has incentive programs in place that are designed to encourage the continuous employment of certain key employees, there can be no assurance that such programs will be successful. Any such loss of key employees could have a material adverse effect on the Company's results of operations.

Year 2000 Compliance
--------------------

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

In mid-1997, Exabyte formed an internal task force to evaluate those areas of the Company that may be affected by the Year 2000 problem and devised a plan for the Company to become Year 2000 compliant in a timely manner (the "Plan"). To date, the Company is executing according to its Plan. An inventory of all critical systems has been completed. Systems upgrades, that are Year 2000 compliant, have been completed, or are planned during 1999 in response to normal business needs. The Company anticipates completing the remaining portions of the Plan during the first half of 1999, with testing of these systems being completed during the fourth quarter of 1999. In addition, the Company's subsidiaries are in the process of being incorporated into the Company's Plan to become Year 2000 compliant. Exabyte anticipates that all subsidiaries are or will be Year 2000 compliant by the first quarter of 1999.

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

The Company's suppliers (particularly sole-source and long lead-time suppliers) and key customers may be adversely affected by their respective failure to address the Year 2000 problem. Should any of the Company's suppliers encounter Year 2000 problems that cause them to delay manufacturing or shipments of key components to Exabyte, the Company may be forced to delay or cancel shipments of its products, which would have a material adverse effect on the Company's results of operations. Additionally, any inability of Exabyte's key customers to become Year 2000 compliant which would cause them to delay or cancel substantial purchase orders or delivery of Exabyte's products would also have a material adverse effect on the Company's results of operations. The Company is currently addressing the Year 2000 readiness of its suppliers and customers, as well as each of their respective suppliers, to address their Year 2000 readiness in a timely manner; however, there can be no assurance that any such effort will be successful. Letters have been sent to critical suppliers for information to assess their readiness. The Company anticipates that this effort will continue throughout 1999.

Exabyte has incurred to date no incremental material costs associated with its efforts to become Year 2000 compliant, as the majority of the costs have occurred as a result of normal upgrade procedures. Furthermore, the Company believes that future costs associated with its Year 2000 compliance effort will not be material.

Currently, the Company is developing a contingency plan should the Company be unsuccessful in its efforts to become Year 2000 compliant. The Company anticipates that its contingency plan should be finalized by the third quarter of 1999. The Company could incur significant material costs related to its contingency plan. Such material costs are currently unknown but may include costs associated with creating a buffer stock of the Company's products or other such measures the Company feels is necessary to maintain operations should the Company face adverse difficulties relating to the Year 2000 problem.

The Company believes that the tape drives and tape libraries manufactured or produced by the Company do not use and have not used date data in order to meet stated functional performance characteristics. The Company further believes such products accurately process date data (including, but not limited to, calculating, comparing and sequencing) from, into and between the twentieth and twenty-first centuries, including leap year calculations, provided such products operate in accordance with the Company's published specifications, and further provided that all hardware, third-party software and firmware used in combination with the Company's products properly exchange date data with such products. However, there can be no assurance that the Company's products will function in this manner. Any failure of the Company's product to perform in accordance with specifications could result in the loss of critical user data, resulting in claims against the Company for damages arising from such data loss, which could have a material adverse effect on the Company's results of operations.

In addition, Exabyte believes that many companies in the high technology industry will face significant litigation in the future regarding problems caused by Year 2000 noncompliance. Because Exabyte operates in the high technology industry, the Company believes that it may be the subject of such litigation, which could have a material adverse effect on the Company's results of operations.

Customer Dependence
-------------------

IBM, Sun Microsystems and Ingram accounted for 15%, 11%, and 13% respectively, of Exabyte's sales in 1998, accounting for an aggregate of 39% of sales. None of Exabyte's customers is required to purchase a minimum quantity of the Company's products, and any customer may cancel or reschedule orders without significant penalty. The loss of one or more of these key customers or substantial cancellations by Exabyte's customers would have a material adverse effect on the Company's results of operations. The Company has experienced delays in receipt of purchase orders and, on occasion, anticipated purchase orders have been rescheduled or have not materialized due to changes in customer requirements. In addition, significant rescheduling or deferrals of orders by any of these customers could cause substantial fluctuations in the

Company's quarterly results. Additionally, Exabyte's library products represent higher-margin business to the Company. Any shortfall in the sale of these products would have a greater adverse impact on the Company's results of operations.

Furthermore, many of the Company's customers and end-users of Exabyte products are currently completing testing of their existing business products (including the Company's products) for Year 2000 compliance. Because of the nature of the Year 2000 problem, as well as the complexity and costs associated with such testing procedures, it is possible that some of these customers and/or end-users will not purchase additional products (including the Company's products) following the completion of their Year 2000 testing until after the fourth quarter of 1999. Should this occur, Exabyte may experience a substantial shortfall in the sale of its products during the latter part of 1999, which could have a material adverse effect on the Company's results of operations.

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

The Company has received in the past, and may receive in the future, communications from third parties asserting that the Company's products infringe their proprietary rights. The Company has also received letters from third parties seeking indemnification from infringement against other third parties. There can be no assurance that any of these claims will not result in prolonged and costly litigation. While it may be necessary or desirable in the future to obtain licenses relating to one or more of Exabyte's products or current or future technologies, there can be no assurance that Exabyte will be able to do so on commercially reasonable terms. The inability to obtain any required license or to obtain such license on commercially reasonable terms could have a material adverse effect on the Company's results of operations. Although the Company continues to implement protective measures and intends to defend its proprietary rights, policing unauthorized use of Exabyte's technology or products is difficult and there can be no assurance that these measures will be successful. In addition, the laws of certain foreign countries may not protect the Company's proprietary rights to the same extent as do the laws of the United States.

Additionally, the mechanized deck assembly incorporated in the Mammoth line of tape drives is produced by Exabyte rather than supplied from a third party.
As such, the Company does not benefit from supplier indemnification regarding patent or other intellectual property infringement. There can be no assurance that the manufacture and/or sale of these tape drives will not infringe the proprietary rights of third parties.

Volatility Of Stock Price
-------------------------

The market price of the Company's common stock has historically been, and is expected to continue to be, extremely volatile. The Company's operating results have been below the expectations of investors and market analysts in the past, and are likely to be below expectations again in some future period. Exabyte's operating results have in the past and may again in the future fall short of analyst or investor expectations. Any such shortfall could have an immediate and significant impact on the market price of the Company's common stock. In addition, should any future business volatility result in a protracted period of financial under-performance, generally accepted accounting principles would require that some or all of the Company's deferred tax assets, totally $36,945,000 at January 2, 1999, be written off. Any such action could have a material adverse impact on the market price of the Company's common stock. Other factors could also have an immediate and significant impact on the market price of the Company's common stock, including without limitation, the Company's disclosure of its assessment of its business prospects, new product announcements by the Company's competitors and general conditions in the computer market.

Inventory Write-downs and Special Charges
-----------------------------------------

The Company may be unable to manage inventory levels to meet changing patterns of product demand, product transitions and new product introductions. Such inability may result in the Company's incurring a special charge or inventory write-down, or establishing a reserve, any of which would have a material adverse effect on its results of operations. The Company has incurred special charges and/or inventory write-downs in the past which have had a material adverse effect on the Company's results of operations. There can be no assurance that additional reserves, write-downs or write-offs will not be taken in the future and that such actions will not have a material adverse effect on the Company's results of operations.

Fluctuations In Quarterly Results
---------------------------------

The Company's quarterly results can fluctuate substantially from quarter to quarter for various reasons. The markets served by Exabyte are volatile and subject to market shifts, which may or may not be discernible in advance by the Company. The Company's operations have in the past and will in the future reflect substantial fluctuations from period to period as a consequence of industry shifts, price erosion, general economic conditions affecting the timing of orders from customers, as well as other factors discussed herein.

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

Third party manufacturing of the Company's products is based in part on technology that the Company believes to be proprietary. Exabyte may license this technology to third party manufacturers to enable them to manufacture products for the Company. There can be no assurance that such manufacturers will abide by any use limitations or confidentiality restrictions in such licenses. In addition, these manufacturers may develop processes related to manufacturing the Company's products which they would then own independently or jointly with the Company. Any such action would increase Exabyte's reliance on such manufacturers or would require the Company to obtain a license from such manufacturers in order to manufacture its products. There can be no assurance that any necessary licenses would be available on terms acceptable to the Company, if available at all.

Foreign Sourcing
----------------
Because many of Exabyte's key components and products are currently or may be manufactured in Japan, Germany, The Netherlands, China, Singapore, Indonesia or Malaysia, the Company's results of operations may be materially affected by fluctuations in currency exchange rates or Europe's conversion to the euro. A substantial portion of the Company's products incorporate subassemblies and components purchased from Japanese or other overseas suppliers in yen or other foreign currencies. The Company enters into foreign currency forward contracts to hedge the purchase of certain inventory components from Japanese suppliers. Additional contractual arrangements may be made, subjecting Exabyte to additional foreign exchange rate risks. The Company's international involvement is also subject to certain other risks common to foreign operations, including government regulation, import restrictions or economic instability. In particular, an adverse foreign exchange movement of the U.S. dollar versus Japanese yen or other currency, or the imposition of import restrictions or tariffs by the United States government on products or components shipped from Japan or another country could have a material adverse effect on the Company's results of operations. Additionally, because Exabyte's products incorporate components produced overseas, the sale of the Company's products to domestic federal or state agencies may be restricted by limitations imposed by the Buy American Act or the Trade Agreement Act.

Foreign Sales
-------------

Direct international sales accounted for approximately 30% of sales in 1998, and Exabyte currently expects that direct international sales will continue to represent a significant portion of the Company's revenue. In addition, many of the Company's domestic customers ship a significant portion of Exabyte's products to their customers overseas. Currently, a very small percentage of sales are denominated in foreign currencies and may be directly affected by foreign exchange rate fluctuations. Changes in the foreign exchange rates may also affect the volume of sales denominated in U.S. dollars to overseas customers. The Company's sales are also subject to risks common to export activities, including government regulation, tariffs, and import and environmental restrictions. Exabyte's international sales may also be subject to export licensing requirements.

Foreign Operations
------------------

The Company's subsidiaries in The Netherlands, Germany, Japan, Canada and Singapore operate under their respective local currencies. As a result, any amounts payable to a subsidiary or owed by a subsidiary are subject to the foreign exchange rate between the U.S. dollar and the applicable local currency, and could have a material impact on the Company's results of operations. In addition, the Company's foreign operations are subject to the risks generally applicable to the conduct of business in such countries.

Market Risk
-----------

In the ordinary course of its operations, the Company is exposed to certain market risks, primarily changes in foreign currency exchange rates and interest rates. Uncertainties that are either nonfinancial or nonquantifiable, such as political, economic, tax, other regulatory or credit risks are not included in the following assessment of the Company's market risks.

Foreign Currency Exchange Rates:
The Company has foreign subsidiaries whose operations expose the Company to foreign currency exchange rate changes (See Note 1 of Notes to Consolidated Financial Statements). Changes could impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. At January 2, 1999, 6% of the Company's total assets were denominated in foreign currencies. During 1998, 1% of sales and 13% of operating expenses were denominated in foreign currencies. The Company's exposure to currency exchange rate changes is diversified due to the number of different countries in which it conducts business. The Company has subsidiaries in Germany, the Netherlands, Japan, Singapore and Canada whose functional currencies are their local currency. Foreign currency gains and losses will continue to result from fluctuations in the exchange rates of these subsidiaries' operations compared to the U.S. dollar thereby impacting future operating results.
The Company enters into foreign currency forward contracts in anticipation of movements in the dollar/yen exchange rate to hedge the purchase of certain inventory components from Japanese manufacturers (See Note 1 of Notes to Consolidated Financial Statements). Contracts are established with a maturity date within six months of the purchase date. To be considered a hedge, contracts must be established for future purchases denominated in yen. In circumstances where the timing of hedged purchases is deferred, the contract maturity dates are extended to cover the deferred payment. At January 2, 1999, there were no contracts outstanding.

The Company prepared sensitivity analyses of its exposures from foreign assets and foreign exchange forward contracts as of January 2, 1999, and of exposure from anticipated foreign revenue in 1999 to assess the impact of hypothetical changes in foreign currency exchange rates. Based upon the results of these analyses, a material adverse effect on the Company's results of operations, cash flows or financial condition for the next year due to a 10% adverse change in foreign currency exchange rates from the 1998 year end rates is unlikely.

Interest Rates:
At January 2, 1999, investments, including cash equivalents, consist of held-to-maturity debt securities with maturity dates of six months or less (see
Note 1 of Notes to Consolidated Financial Statements). Changes in interest rates could impact the Company's anticipated interest income. The Company prepared sensitivity analyses of its interest rate exposures to assess the impact of hypothetical changes in interest rates. Based on the results of these analyses, a 10% adverse change in interest rates from the 1998 year end rates would not have a material adverse effect on the Company's results of operations, cash flows or financial condition for the next year.

Anti-Takeover Provisions
------------------------

The Company has taken a number of actions which could have the effect of deterring a hostile takeover or delaying or preventing a change in control that could result in a premium payment to the Company's stockholders for their shares or that might otherwise be beneficial to the stockholders. The Company has adopted a stockholder rights plan which could cause substantial dilution of stock to a person who attempts to acquire the Company on terms not approved by the Board of Directors. In addition, the Company's Restated Certificate of Incorporation and By-laws contain provisions which may delay or prevent a change in control. These provisions include:(i) the classification of the Board; (ii) the authority of the Board to issue preferred stock without further action by the stockholders, with such voting rights and other provisions as the Board may determine; (iii) the requirement that actions by stockholders be taken at a meeting of stockholders and not by written consent; (iv) the requirement for advance notice of stockholder proposals and director nominations;(v) the provision that only the Board may increase the authorized number of directors; and (vi) the requirement that special meetings of stockholders may be called only by the Chairman of the Board, President or majority of directors.

Effective January 26, 1996, the Compensation Committee approved, and the Board adopted, a severance compensation program ("Severance Program") under which officers and other key employees of the Company would receive certain severance payments if they are dismissed from Exabyte within one year after certain changes in control of the Company occurred. The Severance Program provides for a severance payment in varying amounts, not to exceed 12 months of compensation, depending upon: (i) the time of any such change in control; and
(ii) the position level of the terminated officer or employee. The Severance Program further allows, in certain circumstances, accelerating the vesting of outstanding and unexercised stock options held by the affected officer or employee.

Securities Suits
----------------

A large number of companies, directors and officers in the high technology industry have been subjected to class action and derivative action suits filed in federal and state courts. These suits generally allege that the defendants failed to adequately disclose certain risks. The Company's results of operations could be materially affected by the legal costs of defending such actions, the diversion of management's attention from the Company's business, and the payment of any judgment or settlement arising out of any such actions against the Company in the future. In 1993, the Company successfully defended a series of such class actions at an immaterial cost to the Company and it is the Company's belief there are no current or pending actions against the Company at this time.

EXECUTIVE OFFICERS OF THE COMPANY
=================================

The executive officers of the Company and their ages as of April 1, 1999, are as follows:

William L. Marriner    46     Chairman of the Board
                              President and Chief Executive Officer
Stephen F. Smith       49     Vice President, Chief Financial Officer,
                              Corporate Secretary and General Counsel

Mr. William L. Marriner joined the Company in March 1987 as Vice President, Finance and Administration and Chief Financial Officer. He was subsequently promoted to Senior Vice President in July 1991 and Executive Vice President in December 1994 and continued to serve as Chief Financial Officer until December 1997. Mr. Marriner was elected acting President and Chief Executive Officer in January 1997, President, Chief Executive Officer and director in July 1997 and Chairman of the Board in January 1998. Prior to joining the Company, Mr. Marriner held various positions at Storage Technology Corporation from 1978 to 1987, including Vice President of Pacific and Latin American Operations, Manager of Business Planning and Administration for International Operations and Assistant to the President.

Mr. Stephen F. Smith joined the Company in June 1989 as Exabyte's General Counsel, and currently holds this position. Mr. Smith was appointed Vice President and Chief Financial Officer in December 1997. Mr. Smith has also served as Secretary since February 1995. Prior to joining Exabyte, Mr. Smith held various positions at Storage Technology Corporation from 1977 to 1989, including General Counsel, Senior Counsel and Director of International Financial Operations.

Executive officers serve at the discretion of the Board. There are no family relationships among any of the directors and officers.

Item 2.
PROPERTIES

The Company's corporate offices, including the offices of its divisions, as well as the Company's research and development, and manufacturing facilities are located in Boulder, Colorado, in leased buildings aggregating approximately 470,000 square feet. The lease terms on these facilities expire on various dates ranging from October 1999 to September 2004. The Company believes that additional space will be available if needed for further expansion. The following chart identifies the location and type of each Exabyte property:

                                    LOCATION
                        -------------------------------------
   OFFICE TYPE          DOMESTIC                INTERNATIONAL
   -----------          --------                -------------
   R&D & MFG.           Boulder, CO             Nuremberg, Germany
                                                Falkirk, Scotland
   PROCUREMENT                                  Tokyo, Japan
   SERVICE              Boulder, CO             Falkirk, Scotland
                                                Mississauga, Ontario, Canada
                                                Artarmon, Australia
                                                Singapore
   SALES & SUPPORT      Boulder, CO             Utrecht, The Netherlands
                        Campbell, CA            Mississauga, Ontario, Canada
                        Mission Viejo, CA       Paris, France
                        Atlanta, GA             Gwynedd, United Kingdom
                        Oakbrook, IL            Frankfurt, Germany
                        Annapolis, MD           Shanghai, China
                        Walpole, MA             Beijing, China
                        St. Louis, MO           Hong Kong, China
                        Houston, TX             Singapore
                        Dallas, TX
Item 3.
LEGAL PROCEEDINGS

The Company is not currently aware of any material legal proceedings against the Company.


Item 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Inapplicable.

PART II
Item 5.
MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's common stock has been traded in the over-the-counter market and has been quoted in the National Market System of the Nasdaq Stock Market ("Nasdaq")under the symbol EXBT since the Company's initial public offering on October 19, 1989. For the calendar quarters indicated, the following table shows the high and low trading prices of the Company's common stock as reported on Nasdaq.

Calendar Year                                      High               Low
-------------                                     -----              -----
1997
First Quarter................................      $14-3/4           $ 9-1/2
Second Quarter...............................       16-1/2            11-3/4
Third Quarter................................       14-1/8            10
Fourth Quarter...............................       11-15/16           5-5/8

1998
First Quarter................................      $ 9-5/8           $ 6-7/16
Second Quarter...............................       12-3/4             6-3/4
Third Quarter................................        8-3/8             5
Fourth Quarter...............................        9-1/16            4-1/2

1999
First Quarter (through February 22, 1999)....      $ 6-5/8           $ 5

On February 22, 1999, the Company had 622 holders of record of its common stock. The reported closing price of the common stock was $5.31. The Company has never paid cash dividends on its common stock. In addition, the Company's bank line of credit prohibits the payment of dividends without prior bank approval. The Company presently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends on its common stock in the foreseeable future.

Item 6.
SELECTED FINANCIAL DATA
(In thousands, except per share amounts)

The selected financial data set forth below with respect to the Company's consolidated statements of operations for the fiscal years ended January 2, 1999, January 3, 1998, December 28, 1996, December 30, 1995 and December 31, 1994 and with respect to the consolidated balance sheets as of January 2, 1999, January 3, 1998, December 28, 1996, December 30, 1995 and December 31, 1994 are derived from audited consolidated financial statements. The consolidated financial statements for the years ended January 2, 1999, January 3, 1998 and December 28, 1996 are included elsewhere in this report on Form 10-K and the selected financial data shown below are qualified by reference to such financial statements.

(In thousands, except per share data)                                  Fiscal Years Ended
                                                       Jan. 2,     Jan. 3,     Dec. 28,    Dec. 30,    Dec. 31,
Consolidated Statement of Operations Data:              1999        1998        1996        1995        1994
------------------------------------------            --------    --------    --------    --------    --------
Net sales....................................         $286,505    $335,684    $362,891    $374,147    $381,844
Cost of goods sold...........................          207,604     288,053     265,002     311,891     257,365
                                                      --------    --------    --------    --------    --------
Gross profit.................................           78,901      47,631      97,889      62,256     124,479
Operating expenses:
     Selling, general and administrative.....           56,978      59,211      47,929      49,896      42,560
     Research and development................           29,888      40,909      38,391      36,956      33,586
     Purchased research and development(1)...               --          --          --          --       2,597
                                                      --------    --------    --------    --------    --------
Income (loss) from operations................           (7,965)    (52,489)     11,569     (24,596)     45,736
Other income (expense), net..................            1,816        (634)      1,114       1,568       2,069
                                                      --------    --------    --------    --------    --------
Income (loss) before income taxes(2).........           (6,149)    (53,123)     12,683     (23,028)     47,805
(Provision) benefit for income taxes.........            3,382      22,312      (4,058)     10,593     (15,400)
                                                      --------    --------    --------    --------    --------
Net income (loss)............................         $ (2,767)   $(30,811)   $  8,625    $(12,435)   $ 32,405
                                                      ========    ========    ========    ========    ========
Basic net income (loss) per share............         $  (0.12)   $  (1.38)   $   0.39    $  (0.57)   $   1.52
                                                      ========    ========    ========    ========    ========
Common shares used in the calculation of
     basic net income (loss) per share(3)....           22,285      22,326      22,003      21,711      21,378
                                                      ========    ========    ========    ========    ========
Diluted net income (loss) per share..........         $  (0.12)   $  (1.38)   $   0.39    $  (0.57)   $   1.48
Common and potential common shares used               ========    ========    ========    ========    ========
     in the calculation of diluted net
     income (loss) per share(3)..............           22,285      22,326      22,307      21,711      21,965
                                                      ========    ========    ========    ========    ========
Consolidated Balance Sheet Data:
--------------------------------
Working capital..............................         $121,529    $134,357    $150,713    $143,071    $164,624
Total assets.................................          207,836     221,346     256,126     250,336     242,765
Long-term obligations, excluding current
     portion.................................            7,461       9,049      10,441      10,109       6,883
Stockholders' equity.........................          166,272     170,796     200,013     186,366     196,907

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

Quarterly Results of Operations (Unaudited)
-------------------------------------------
The following table sets forth unaudited operating results for each quarter of fiscal 1998 and 1997. This information has been prepared on the same basis as the audited financial statements and, in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement thereof. The operating results for any quarter are not necessarily indicative of results for any future period.

 (In thousands, except per share data)                               Quarters Ended
                                                       Jan. 2,    Oct. 3,    Jul. 4,     Apr. 4,
                                                        1999       1998       1998        1998
                                                      -------     -------    -------    -------
Net sales..............................               $63,196     $72,805    $69,754    $80,750
Cost of goods sold.....................                49,657      51,639     49,404     56,904
                                                      -------     -------    -------    -------
Gross profit...........................                13,539      21,166     20,350     23,846

Selling, general and administrative....                15,335      13,723     14,476     13,444
Research and development...............                 8,801       7,880      6,076      7,131
                                                      -------     -------    -------    -------
Income (loss) from operations..........               (10,597)       (437)      (202)     3,271
Other income (expense), net............                   633         949        430       (196)
                                                      -------     -------    -------    -------
Income (loss) before income taxes......                (9,964)        512        228      3,075
(Provision) benefit for income taxes...                 4,679        (174)       (77)    (1,046)
                                                      -------     -------    -------    -------
Net income (loss)......................               $(5,285)    $   338    $   151    $ 2,029
                                                      =======     =======    =======    =======
Basic net income (loss) per share......               $ (0.24)    $  0.02    $  0.01    $  0.09
                                                      =======     =======    =======    =======
Diluted net income (loss) per share....               $ (0.24)    $  0.02    $  0.01    $  0.09
                                                      =======     =======    =======    =======

                                                             As a Percentage of Net Sales
Net sales..............................               100.0%      100.0%     100.0%     100.0%
Cost of goods sold.....................                78.6        70.9       70.8       70.5
                                                      -----       -----      -----      -----
Gross margin...........................                21.4        29.1       29.2       29.5

Selling, general and administrative....                24.3        18.9       20.8       16.7
Research and development...............                13.9        10.8        8.7        8.8
                                                      -----       -----      -----      -----
Income (loss) from operations..........               (16.8)       (0.6)      (0.3)       4.0
Other income (expense), net............                 1.0         1.3        0.6       (0.2)
                                                      -----       -----      -----      -----
Income (loss) before income taxes......               (15.8)        0.7        0.3        3.8
(Provision) benefit for income taxes...                 7.4        (0.2)      (0.1)      (1.3)
                                                      -----       -----      -----      -----
Net income (loss)......................                (8.4)%       0.5%       0.2%       2.5%
                                                      =====       =====      =====      =====

(In thousands, except per share data)                                Quarters Ended
                                                       Jan. 3,    Sep. 27,    Jun. 28,   Mar. 29,
                                                        1998       1997        1997       1997
                                                      -------     -------    -------    -------
Net sales..............................              $ 74,641    $ 78,474    $97,144    $85,425
Cost of goods sold.....................                74,771      79,643     71,452     62,187
                                                     --------    --------    -------    -------
Gross profit (loss)....................                  (130)     (1,169)    25,692     23,238

Selling, general and administrative....                15,778      15,612     15,083     12,738
Research and development...............                12,207      10,463      8,894      9,345
                                                     --------    --------    -------    -------
Income (loss) from operations(1).......               (28,115)    (27,244)     1,715      1,155
Other income (expense), net............                  (943)         38       (171)       442
                                                     --------    --------    -------    -------
Income (loss) before income taxes......               (29,058)    (27,206)     1,544      1,597
(Provision) benefit for income taxes...                11,466      11,914       (525)      (543)
                                                     --------    --------    -------    -------
Net income (loss)......................              $(17,592)   $(15,292)   $ 1,019    $ 1,054
                                                     ========    ========    =======    =======
Basic net income (loss) per share......              $  (0.79)   $  (0.68)   $  0.05    $  0.05
                                                     ========    ========    =======    =======
Diluted net income (loss) per share....              $  (0.79)   $  (0.68)   $  0.05    $  0.05
                                                     ========    ========    =======    =======

                                                             As a Percentage of Net Sales
Net sales..............................                 100.0%      100.0%     100.0%     100.0%
Cost of goods sold.....................                 100.2       101.5       73.6       72.8
                                                        -----       -----      -----      -----
Gross margin...........................                  (0.2)       (1.5)      26.4       27.2

Selling, general and administrative....                  21.1        19.9       15.5       14.9
Research and development...............                  16.4        13.3        9.1       10.9
                                                        -----       -----      -----      -----
Income (loss) from operations(1).......                 (37.7)      (34.7)       1.8        1.4
Other income (expense), net............                  (1.3)        0.0       (0.2)       0.5
                                                        -----       -----      -----      -----
Income (loss) before income taxes......                 (39.0)      (34.7)       1.6        1.9
(Provision) benefit for income taxes...                  15.4        15.2       (0.6)      (0.7)
                                                        -----       -----      -----      -----
Net income (loss)......................                 (23.6)%     (19.5)%      1.0%       1.2%
                                                        =====       =====      =====      =====

(1) In the quarters ended January 3, 1998 and September 27, 1997 the Company recorded pre-tax restructuring charges of $15.5 million and $19.4 million, respectively, related to its decisions to exit the desktop and low-end server market including closure of its Eagle(RTM) division. See Note 10 of Notes to Consolidated Financial Statements.

Item 7.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following tables set forth items in the Exabyte Corporation and Subsidiaries (the "Company") Consolidated Statements of Operations for the three years ended January 2, 1999, January 3, 1998 and December 28, 1996 as a percentage of net sales.
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   Fiscal  Years
                                                      1998              1997              1996
                                                     -----             -----             -----
Net sales...................................         100.0%            100.0%            100.0%
Cost of goods sold..........................          72.5              85.8              73.0
                                                     -----             -----             -----
Gross margin................................          27.5              14.2              27.0

Operating expenses:
  Selling, general and administrative.......          19.9              17.6              13.2
  Research and development..................          10.4              12.2              10.6
                                                     -----             -----             -----
Income (loss) from operations...............          (2.8)            (15.6)              3.2
Other income (expense), net.................           0.6              (0.2)              0.3
                                                     -----             -----             -----
Income (loss) before income taxes...........          (2.2)            (15.8)              3.5
(Provision) benefit for income taxes........           1.2               6.6              (1.1)
                                                     -----             -----             -----
Net income (loss)...........................          (1.0)%            (9.2)%             2.4%
                                                     =====             =====             =====

PRODUCT MIX TABLE

                                                                   Fiscal Years
                                                       1998              1997              1996
                                                      -----             -----             -----
8mm drives:
  8205, 8505, 8700, Eliant(TM)820,
  and Mammoth...............................          53.2%             59.1%             65.3%
Libraries:
  EZ17(TM), 10h, 210, 220, 440, 480, 17D,
   18D, 230D, 690D and mirroring solutions..          19.6              18.2              14.4
Media.......................................          23.4              14.6              11.9
Service, spares and other...................           6.7               6.6               5.8
Other end-of-life drives and libraries......           1.1               6.6               6.3
Sales allowances............................          (4.0)             (5.1)             (3.7)
                                                     -----             -----             -----
                                                     100.0%            100.0%            100.0%
                                                     =====             =====             =====

CUSTOMER MIX TABLE

                                                                     Fiscal Years
                                                      1998               1997               1996
                                                     -----              -----              -----
OEM.........................................         46.3%              48.7%              50.6%
Reseller....................................         49.5               46.1               45.3
End-user and other..........................          4.2                5.2                4.1
                                                    -----              -----              -----
                                                    100.0%             100.0%             100.0%
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

FISCAL YEAR 1998 COMPARED TO 1997
---------------------------------

The Company's net sales of $286.5 million during 1998 represent a decrease of 14.7% from net sales of $335.7 million during 1997. In general, this decrease is the result of decreased sales of 8205/8505 drives and Eagle (RTM) products. Sales of 8205/8505 drives decreased to $22.9 million in 1998 from $111.5 million in 1997. Sales of Eagle(RTM) products, which were discontinued in 1998, decreased to $2.1 million in 1998 from $19.6 million in 1997. Additionally, sales of current library products decreased to $56.1 million in 1998 compared to $61.0 million in 1997. These decreases were partially offset by increased sales of newer 8mm products and media. Sales of newer 8mm products increased to $129.5 million in 1998 from $87.0 million in 1997.
Sales of media increased to $67.1 million in 1998 compared to $49.1 million in 1997.

The relative customer mix during 1998 shifted slightly to resellers from original equipment manufacturers ("OEMs") and end-users/others.

Domestic sales represented 70.5% of net sales during 1998 compared to 68.3% in 1997. International sales represented 29.5% of net sales in 1998 compared to 31.7% in 1997.

The Company's gross margin percentage for 1998 increased to 27.5% compared to 14.2% for 1997. Gross margin in 1997 excluding restructuring charges was 22.8% (see Note 10 of Notes to Consolidated Financial Statements). Gross margins were favorably impacted in 1998 by lower manufacturing expenses resulting from headcount and cost reduction efforts during the latter part of 1997. Additionally, product margins improved due to decreased sales of lower-margin Eagle(RTM) products. Margins were also favorably impacted by a stronger dollar/yen relationship in 1998 than in 1997.

Selling, general and administrative expenses decreased to $57.0 million in 1998 from $59.2 million in 1997. Excluding restructuring charges, 1997 expenses were $57.7 million (see Note 10 of Notes to Consolidated Financial Statements). These expenses represent 19.9% of revenue in 1998 compared to 17.6% of revenue in 1997 and 17.2% of revenue in 1997 without restructuring charges. The absolute dollar decrease is the result of headcount and cost reduction efforts during the latter part of 1997 which are offset by increased advertising expenditures during 1998. The increased 1998 advertising resulted from a reintroduction of the Mammoth product as well as the introduction of several new library products.

Research and development expenditures decreased to $29.9 million and 10.4% of revenue for 1998 from $40.9 million and 12.2% of revenue in 1997. Excluding restructuring charges (see Note 10 of Notes to Consolidated Financial Statements) these expenses in 1997 were $37.4 million and 11.1% of revenue. The decrease in both absolute dollars and as a percentage of revenue is mainly due to the decision to exit the desktop and low-end server market including closure of the Eagle(RTM) division late in 1997.

Other income, net, consists primarily of interest income and expense, state franchise taxes, foreign currency gains and losses, the translation impact of the Company's foreign subsidiaries' balance sheets and other miscellaneous items. Other income in 1998 was $1.8 million compared to expense of $634,000 in 1997. The change relates mainly to foreign translation gains and losses.

The income tax benefit for 1998 was 55.0% compared to a benefit of 42.0% in the prior year. See Note 6 of Notes to Consolidated Financial Statements for a description of the factors which resulted in the effective tax rates being different from the statutory tax rate of 35%. **The Company currently expects the 1999 effective tax rate to approximate 34%. Management has evaluated the available evidence about future taxable income. Based on the weight of available evidence, both positive and negative, management considers it to be more likely than not that the deferred tax assets of $36.9 million at January 2, 1999 will be fully realized.**

FISCAL YEAR 1997 COMPARED TO 1996
---------------------------------

In 1997, the Company's net sales of $335.7 million represented a 7.5% decrease from 1996 sales of $362.9 million. In 1997, sales of 8mm products decreased to $198.5 million from $236.9 million in 1996. This 16.2% change resulted from decreased sales of 8mm half-high products, specifically the 8205 and 8505. Sales of library products increased in both absolute dollars and as a percentage of sales from 14.4% in 1996 to 18.2% in 1997. Media sales also increased in absolute dollars and represented 14.6% of sales in 1997 compared to 11.9% of sales in 1996. Other components of revenues did not vary materially either in absolute dollars or as a percentage of sales.

The relative customer mix during 1997 shifted slightly to resellers, end-users and others from OEMs.

The Company's gross margin percentage for 1997 decreased to 14.2% compared to 27.0% for 1996. The 1997 margins were affected by 1997 restructuring charges which impacted cost of sales by $29.0 million (see Note 10 of Notes to Consolidated Financial Statements). Excluding such charges, the gross margin for 1997 was 22.8%. Decreased gross margin percentages resulted from the impact of (1) start-up manufacturing costs and inefficiencies on several new products, (2) lower than expected manufacturing volumes, (3) increasing levels of Eagle(RTM) product sales, which were made at lower gross margins, and
(4) higher levels of program expenditures aimed at retailers through the Eagle(RTM) division. These impacts were partially offset by lower warranty costs in 1997 versus 1996 and the impact of a stronger dollar versus the yen, which reduced the cost of certain Japanese components.

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

RESTRUCTURING CHARGES
---------------------

During 1997, the Company recorded pre-tax restructuring charges of $34.9 million related to formal decisions by the Company's Board of Directors to exit the desktop and low-end server market including the closure of its Eagle(RTM) division. These decisions were made in order to focus the Company on mid-range application server markets and establish a more competitive cost structure in those markets.

The following table summarizes the activity in the Company's restructuring reserves during 1998 and 1997:

                                         Workforce         Inventory            Asset
                                         Reduction        Write-downs        Write-downs          Total
(In thousands)                           ---------        -----------        -----------         -------
Restructuring charges...........         $3,123            $24,684            $7,140             $34,947
Asset write-downs...............             --            (16,890)           (6,140)            (23,030)
Cash payments...................         (1,480)              (134)               --              (1,614)
Additional charges/
    reclassifications...........           (196)               128                --                 (68)
                                         ------             ------            ------             -------
Balance, January 3, 1998........          1,447              7,788             1,000              10,235

Cash payments...................         (1,391)            (5,531)             (282)             (7,204)
Additional charges/
    reclassifications...........            (56)            (1,883)             (628)             (2,567)
                                         ------             ------            ------             -------
Balance, January 2, 1999........         $   --            $   374            $   90             $   464
                                         ======             ======            ======             =======


Cash payments in 1997 relate primarily to termination payments for the first of two reductions in workforce. A second reduction in force resulted from a formal action in December, and cash payments took place in 1998. Other cash payments in 1998 related to the settlement of Eagle(RTM) division purchase commitments and shutdown costs as well as settlement of accrued liabilities related to a discontinued project.

During 1998, the Company concluded negotiations with several of its former Eagle(RTM) division suppliers. As a result of these successful negotiations, previously recorded accrued liabilities of $1,875,000 were no longer required and were reversed to income.

Also during 1998, the Company successfully sublet certain Eagle(RTM) facilities at terms more favorable than initially estimated. As a result, accrued liabilities of $628,000 were no longer required and were reversed to income.

**The Company currently expects to complete all restructuring acts during 1999 except for certain lease commitments.**

YEAR 2000 COMPLIANCE
--------------------

The phenomenon, known generally as the Year 2000 problem, involves the potential inability of information or other data-dependent systems to properly distinguish year references as of the turn of the century. **The Company believes the Year 2000 problem represents a material risk to the Company.**

The Company itself is heavily dependent upon the proper functioning of its own computer or data-dependent systems, including, but not limited to, its systems in areas such as information, business, financial, operations, manufacturing and service. Any failure or malfunctioning on the part of these or other systems could adversely affect the Company in ways that are not currently known, discernable, quantifiable or otherwise anticipated by the Company.

In mid-1997, Exabyte formed an internal task force to evaluate those areas of the Company that may be affected by the Year 2000 problem and devised a plan for the Company to become Year 2000 compliant in a timely manner (the "Plan"). To date, the Company is executing according to its Plan. An inventory of all critical systems has been completed. Systems upgrades, that are Year 2000 compliant, have been completed, or are planned during 1999 in response to normal business needs. **The Company anticipates completing the remaining portions of the Plan during the first half of 1999, with testing of these systems being completed during the fourth quarter of 1999.** In addition, the Company's subsidiaries are in the process of being incorporated into the Company's Plan to become Year 2000 compliant. **Exabyte anticipates that all subsidiaries are or will be Year 2000 compliant by the first quarter of 1999.**

There can be no assurance that the Company will be able to upgrade any or all of its, or its subsidiaries', major systems in accordance with the Plan or, once upgraded, that the systems will be Year 2000 compliant. Should the Company fail to upgrade such systems in a timely manner, or should those upgrades fail to be Year 2000 compliant, the Company may be unable to conduct business or manufacture its products, which could cause a material adverse effect on the Company's results of operations.

The Company's suppliers (particularly sole-source and long lead-time suppliers) and key customers may be adversely affected by their respective failure to address the Year 2000 problem. Should any of the Company's suppliers encounter Year 2000 problems that cause them to delay manufacturing or shipments of key components to Exabyte, the Company may be forced to delay or cancel shipments of its products, which would have a material adverse effect on the Company's results of operations. Additionally, any inability of Exabyte's key customers to become Year 2000 compliant which would cause them to delay or cancel substantial purchase orders or delivery of Exabyte's products would also have a material adverse effect on the Company's results of operations. The Company is currently addressing the Year 2000 readiness of its suppliers and customers, as well as each of their respective suppliers, to address their Year 2000 readiness in a timely manner; however, there can be no assurance that any such effort will be successful. Letters have been sent to critical suppliers for information to assess their readiness. **The Company anticipates that this effort will continue throughout 1999.**

Exabyte has incurred to date no incremental material costs associated with its efforts to become Year 2000 compliant, as the majority of the costs have occurred as a result of normal upgrade procedures. **Furthermore, the Company believes that future costs associated with its Year 2000 compliance effort will not be material.**

Currently, the Company is developing a contingency plan should the Company be unsuccessful in its efforts to become Year 2000 compliant. **The Company anticipates that its contingency plan should be finalized by the third quarter of 1999.** The Company could incur significant material costs related to its contingency plan. Such material costs are currently unknown but may include costs associated with creating a buffer stock of the Company's products or other such measures the Company feels is necessary to maintain operations should the Company face adverse difficulties relating to the Year 2000 problem.

**The Company believes that the tape drives and tape libraries manufactured or produced by the Company do not use and have not used date data in order to meet stated functional performance characteristics. The Company further believes such products accurately process date data (including, but not limited to, calculating, comparing and sequencing) from, into and between the twentieth and twenty-first centuries, including leap year calculations, provided such products operate in accordance with the Company's published specifications, and further provided that all hardware, third-party software and firmware used in combination with the Company's products properly exchange date data with such products.** However, there can be no assurance that the Company's products will function in this manner. Any failure of the Company's product to perform in accordance with specifications could result in the loss of critical user data, resulting in claims against the Company for damages arising from such data loss, which could have a material adverse effect on the Company's results of operations.

**In addition, Exabyte believes that many companies in the high technology industry will face significant litigation in the future regarding problems caused by Year 2000 noncompliance. Because Exabyte operates in the high technology industry, the Company believes that it may be the subject of such litigation, which could have a material adverse effect on the Company's results of operations.**

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

In 1998, the Company adopted Statement of Financial Accounting Standards
No. 131, "Disclosures About Segments of an Enterprise and Related
Information" ("SFAS 131"). SFAS 131 supercedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise", replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS 131 also requires disclosure about products and services, geographic areas and major customers. The adoption of SFAS 131 did not affect results of operations or financial position but did affect the disclosure of segment information (see Note 9 of Notes to Consolidated Financial Statements).

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 prescribes accounting for changes in the fair value of derivatives. This statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. **The Company is in the process of assessing the effects of application of this statement, and believes it will not have a material impact on the Company's consolidated results of operations. Application may result in the recognition of components of comprehensive income which are discussed in Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive
Income".**

MARKET RISK
-----------

In the ordinary course of its operations, the Company is exposed to certain market risks, primarily changes in foreign currency exchange rates and interest rates. Uncertainties that are either nonfinancial or nonquantifiable, such as political, economic, tax, other regulatory or credit risks are not included in the following assessment of the Company's market risks.

Foreign Currency Exchange Rates:
The Company has foreign subsidiaries whose operations expose the Company to foreign currency exchange rate changes (See Note 1 of Notes to Consolidated Financial Statements). **Changes could impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies.** At

January 2, 1999, 6% of the Company's total assets were denominated in foreign currencies. During 1998, 1% of sales and 13% of operating expenses were denominated in foreign currencies. The Company's exposure to currency exchange rate changes is diversified due to the number of different countries in which it conducts business. The Company has subsidiaries in Germany, the Netherlands, Japan, Singapore and Canada whose functional currencies are their local currency. **Foreign currency gains and losses will continue to result from fluctuations in the exchange rates of these subsidiaries' operations compared to the U.S. dollar thereby impacting future operating results.**

The Company enters into foreign currency forward contracts in anticipation of movements in the dollar/yen exchange rate to hedge the purchase of certain inventory components from Japanese manufacturers (See Note 1 of Notes to Consolidated Financial Statements). Contracts are established with a maturity date within six months of the purchase date. To be considered a hedge, contracts must be established for future purchases denominated in yen. In circumstances where the timing of hedged purchases is deferred, the contract maturity dates are extended to cover the deferred payment. At January 2, 1999, there were no contracts outstanding.

The Company prepared sensitivity analyses of its exposures from foreign assets and foreign exchange forward contracts as of January 2, 1999, and of exposure from anticipated foreign revenue in 1999 to assess the impact of hypothetical changes in foreign currency exchange rates. **Based upon the results of these analyses, a material adverse effect on the Company's results of operations, cash flows or financial condition for the next year due to a 10% adverse change in foreign currency exchange rates from the 1998 year end rates is unlikely.**

Interest Rates:
At January 2, 1999, investments, including cash equivalents, consist of held-to-maturity debt securities with maturity dates of six months or less (see Note 1 of Notes to Consolidated Financial Statements). **Changes in interest rates could impact the Company's anticipated interest income.

The Company prepared sensitivity analyses of its interest rate exposures to assess the impact of hypothetical changes in interest rates. **Based on the results of these analyses, a 10% adverse change in interest rates from the 1998 year end rates would not have a material adverse effect on the Company's results of operations, cash flows or financial condition for the next year.**

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During 1998, the Company generated $34.5 million of cash from operating activities, received $948,000 from the issuance of common stock to Company employees, expended $2.7 million to repurchase outstanding shares of common stock, expended $9.4 million for capital equipment and paid $1.1 million on long-term liabilities. Together, these activities resulted in an increase in the combined balance of cash and short-term investments of $22.2 million to a year-ending balance of $70.7 million. The Company's working capital decreased to $121.5 million on January 2, 1999 from $134.4 million on January 3, 1998.

The Company has a $7.5 million unsecured line of credit which expires May 15, 1999, with borrowings under the line limited to 80% of eligible accounts receivable plus 25% of eligible inventory (limited to $3,000,000). Borrowings under the line of credit bear interest at the lower of the bank's prime rate or LIBOR + 2%. The ability to borrow under this line of credit is dependent upon the Company's adherence to a set of financial covenants. Additionally, payment of dividends is prohibited without prior bank approval. **The
Company anticipates that it will renew this line at comparable terms upon its expiration.** On January 2, 1999, the amount available under the line was $7.5 million and no borrowings were outstanding. Offsetting the amount available under the line of credit is a letter of credit which secures certain leasehold improvements made by the Company's subsidiary in Germany. This letter is for DM 1,200,000 and decreases by DM 100,000 in August of each year until it is fully depleted.

**The Company currently expects to make capital expenditures of approximately $14.9 million during 1999. The Company believes its existing sources of liquidity and funds expected to be generated from operations will provide adequate cash to fund anticipated working capital and other cash requirements through fiscal 1999.**


Item 7A.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information concerning the Company's market risk is incorporated by reference from Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation," under the caption, "Market Risk."

Item 8.
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                         Page

Report of Independent Accountants...................................      42

Consolidated Balance Sheets -
January 2, 1999 and January 3, 1998.................................      43

Consolidated Statements of Operations - for the years ended
January 2, 1999, January 3, 1998 and December 28, 1996..............      44

Consolidated Statements of Changes in Stockholders' Equity -
for the years ended January 2, 1999, January 3, 1998,
December 28, 1996 ..................................................      45

Consolidated Statements of Cash Flows -
for the years ended January 2, 1999, January 3, 1998 and
December 28, 1996...................................................      46-47

Notes to Consolidated Financial Statements..........................      48-63

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
   Stockholders of Exabyte Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Exabyte Corporation and its subsidiaries at January 2, 1999 and January 3, 1998, and the results of their operations and their cash flows for each of the three years in the period ended January 2, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP


Denver, Colorado
January 20, 1999

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (In thousands, except per share data)

                                            January 2,                January 3,
                                              1999                      1998
                                            ---------                 ---------
ASSETS
Current assets:
  Cash and cash equivalents..........      $ 56,571                  $ 47,014
  Short-term investments.............        14,145                     1,470
  Accounts receivable, net...........        38,014                    41,577
  Inventories, net...................        26,997                    44,551
  Income tax receivable..............         2,563                    15,873
  Deferred income taxes..............        14,213                    20,678
  Other current assets...............         3,129                     4,695
                                           --------                  --------
Total current assets.................       155,632                   175,858
                                           --------                  --------
Property and equipment, net..........        28,396                    35,152
Deferred income taxes................        22,732                     8,900
Other assets.........................         1,076                     1,436
                                           --------                  --------
Total long-term assets...............        52,204                    45,488
                                           --------                  --------
                                           $207,836                  $221,346
                                           ========                  ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...................      $ 16,032                  $ 13,992
  Accrued liabilities................        14,002                    25,946
  Accrued income taxes...............         2,370                     1,044
  Current portion of long-term
    obligations .....................         1,699                       519
                                            -------                  --------
Total current liabilities............        34,103                    41,501
Long-term obligations................         7,461                     9,049
Commitments and contingencies
    (Notes 7 and 11).................
Stockholders' equity:
  Preferred stock, $.001 par value;
    14,000 shares authorized; no
    shares issued and outstanding....            --                        --
  Common stock, $.001 par value;
    50,000 shares authorized; 22,647
    and 22,466 shares issued.........            23                        22
  Capital in excess of par value.....        66,693                    65,718
  Treasury stock, at cost, 455 and
    15 shares........................        (2,742)                       (9)
  Retained earnings..................       102,298                   105,065
                                           --------                  --------
Total stockholders' equity...........       166,272                   170,796
                                           --------                  --------
                                           $207,836                  $221,346
                                           ========                  ========

The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

                                                             Fiscal Years Ended
                                                 January 2,       January 3,     December 28,
                                                   1999             1998           1996
                                                  --------        --------        --------
Net sales............................             $286,505        $335,684        $362,891
Cost of goods sold...................              207,604         288,053         265,002
                                                  --------        --------        --------
Gross profit.........................               78,901          47,631          97,889

Operating expenses:
Selling, general and administrative..               56,978          59,211          47,929
Research and development.............               29,888          40,909          38,391
                                                  --------         -------        --------
Income (loss) from operations........               (7,965)        (52,489)         11,569

Other income (expense), net..........                1,816            (634)          1,114
                                                  --------        --------        --------
Income (loss) before income taxes....               (6,149)        (53,123)         12,683

(Provision) benefit for income taxes.                3,382          22,312          (4,058)
                                                  --------        --------        --------
Net income (loss)....................             $ (2,767)       $(30,811)       $  8,625
                                                  ========        ========        ========
Basic net income (loss) per share....             $  (0.12)       $  (1.38)       $   0.39
                                                  ========        ========        ========
Common shares used in the
      calculation of basic net income
      (loss) per share...............               22,285          22,326          22,003
                                                  ========        ========        ========

Diluted net income (loss) per share..             $  (0.12)       $  (1.38)       $   0.39
                                                  ========        ========        ========
Common and potential common shares
     used in the calculation of
     diluted net income (loss) per
     share...........................               22,285          22,326          22,307
                                                  ========        ========        ========


     The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except per share data)

                                                                                               Capital
                                                Common Stock          Treasury Stock          in Excess         Retained
                                              Shares    Amount      Shares      Amount       of Par Value       Earnings
                                              ------    ------      ------      -------      ------------       --------
Balance, December 30, 1995 ............       21,827    $22          (15)       $    (9)     $59,102            $127,251

Common stock options exercised ($.10
  to $20.63 per share).................          257                                           3,347
Common stock issued pursuant to the
  Employee Stock Purchase Plan
  ($10.94 and $11.10 per share)........          100                                           1,097
Tax effect of disqualifying
  dispositions of common stock.........                                                          578
Net income for the year................                                                                            8,625
                                              ------     --          ---           ----       ------             -------
Balance, December 28, 1996 ............       22,184     22          (15)            (9)      64,124             135,876

Common stock options exercised ($.10
  to $15.13 per share).................          143                                             236
Common stock issued pursuant to the
  Employee Stock Purchase Plan
  ($5.47 and $10.89 per share).........          139                                           1,075
Tax effect of disqualifying
  dispositions of common stock.........                                                          164
Stock compensation expense.............                                                          119
Net loss for the year..................                                                                          (30,811)
                                              ------     --          ---           ----       ------             -------
Balance, January 3, 1998  .............       22,466     22          (15)            (9)      65,718             105,065

Common stock options exercised ($.50              19                                              94
  to $9.00 per share)..................
Common stock issued pursuant to the
  Employee Stock Purchase Plan
  ($4.68 and $5.95 per share)..........          162      1                                      853
Tax effect of disqualifying
  dispositions of common stock.........                                                           28
Purchases of treasury stock............                             (440)        (2,733)
Net loss for the year..................                                                                           (2,767)
                                              ------    ---          ---        -------      -------            --------
Balance, January 2, 1999...............       22,647   $ 23         (455)       $(2,742)     $66,693            $102,298
                                              ======    ===          ===        =======      =======            ========


     The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                Fiscal Years Ended
                                                    -----------------------------------------
                                                    January 2,      January 3,    December 28,
                                                      1999            1998          1996
                                                    -----------    -----------    -----------
Cash flows from operating activities:
     Cash received from customers............        $291,422       $350,833       $363,804
     Cash paid to suppliers and employees....        (269,301)      (359,975)      (354,209)
     Interest received.......................           2,314          2,216          2,759
     Interest paid...........................            (607)          (637)          (529)
     Income taxes paid.......................          (1,093)        (1,732)        (2,476)
     Income tax refund received..............          11,771          3,020          4,160
          Net cash provided (used) by                --------       --------       --------
            operating activities.............          34,506         (6,275)        13,509
                                                     --------       --------       --------

Cash flows from investing activities:
     (Purchase) sale of short-term
       investments, net......................         (12,675)        19,130          8,200
     Capital expenditures....................          (9,414)       (11,810)       (19,276)
     Cash provided (used) by investing               --------       --------       --------
       activities............................         (22,089)         7,320        (11,076)
                                                     --------       --------       --------
Cash flows from financing activities:
     Proceeds from issuance of
       common stock .........................             948          1,311          4,444
     Purchase of treasury stock..............          (2,733)            --             --
     Principal payments on long-term
       obligations...........................          (1,075)        (1,565)          (791)
          Net cash provided (used) by                --------       --------       --------
            financing activities.............          (2,860)          (254)         3,653
                                                     --------       --------       --------

Net increase in cash and cash
     equivalents.............................           9,557            791          6,086
Cash and cash equivalents at beginning
     of year.................................          47,014         46,223         40,137
                                                     --------       --------       --------
Cash and cash equivalents at end
     of year.................................        $ 56,571       $ 47,014       $ 46,223
                                                     ========       ========       ========

     The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                   Fiscal Years Ended
                                                       -------------------------------------------
                                                        January 2,     January 3,      December 28,
                                                          1999           1998            1996
                                                       -----------    -----------      -----------
Reconciliation of net income (loss) to net
  cash provided (used) by operating activities:
     Net income (loss)............................      $(2,767)       $(30,811)       $ 8,625
     Adjustments to reconcile net income (loss)
       to net cash provided by operating
       activities:
          Depreciation, amortization
            and other.............................       16,619           19,742        17,059
          Write-down of assets....................        1,961            6,054            --
          Deferred income tax provision
            (benefit).............................       (7,367)          (5,351)        1,071
          Provision for losses and reserves
            on accounts receivable................        8,521           14,486        11,159
          Provision for inventory write-downs.....           --           15,236            --
          Stock compensation expense..............           --              119            --

     Change in assets and liabilities:
          Accounts receivable.....................       (4,958)             351       (10,788)
          Inventories, net........................       17,554           (4,022)      (11,596)
          Income tax receivable...................       13,310          (15,873)           --
          Other current assets....................        1,566           (1,484)        6,235
          Other assets............................          (43)            (171)       (1,770)
          Accounts payable........................        2,040           (4,923)       (2,924)
          Accrued liabilities.....................      (11,944)           1,028        (2,100)
          Accrued income taxes....................        1,353              201        (2,517)
          Other long-term obligations.............       (1,339)            (857)        1,055
                                                        -------        ---------       -------
          Net cash provided (used) by
            operating activities..................      $34,506        $  (6,275)      $13,509
                                                        =======        =========       =======

Supplemental schedule of non-cash
  investing and financing activities:
     Note payable issued to purchase machinery
       and equipment or software licenses.........      $ 1,102        $     626       $   --
     Income tax benefit of disqualifying
       dispositions of common stock...............           28              164          578
     Capital lease obligations....................          904              137           --


The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Exabyte Corporation (the "Company") was incorporated on June 5, 1985 under the laws of the state of Delaware. Exabyte designs, manufactures and markets a full range of 8mm tape drives as well as 8mm and DLTtape(TM) robotic tape libraries. Exabyte also provides its own brand of recording media, software utilities and worldwide service and customer support. The Company reports its results of operations on the basis of a fiscal year of 52 or 53 weeks ending on the Saturday closest to December 31. There were 52 weeks in 1998 and 1996. There were 53 weeks in 1997.

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

Foreign Currency Forward Contracts

The Company enters into foreign currency forward contracts in anticipation of movements in the dollar/yen exchange rate which it uses to hedge the purchase of certain inventory components from Japanese manufacturers. The Company does not enter into these contracts for trading purposes. At January 2, 1999 there were no contracts outstanding. The Company had outstanding contracts totaling $16,663,000 at January 3, 1998. Contracts are established with a maturity date within six months of the purchase date. Hedged inventory transactions are included in the Statement of Cash Flows as operating activities. At January 3, 1998 the Company had unrealized losses on forward contracts of approximately $1,185,000 based on the dollar/yen spot rate on that date. Transaction gains or losses due to exchange rate movements are recorded upon settlement of the transaction, deferred into inventory, and recognized in income as the underlying inventory is sold.

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

Concentration of Credit Risk

The Company's customers include original equipment manufacturers, resellers and end-users. Financial instruments which potentially subject the Company to concentrations of credit risk are primarily accounts receivable, cash equivalents and short-term investments. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. At January 2, 1999 and January 3, 1998, one customer accounted for approximately 17% and 21%, respectively, of accounts receivable. At January 2, 1999, two other customers accounted for approximately 16% each of accounts receivable. No other customers accounted for 10% or more of accounts receivable at year end for the two years presented. Accounts receivable are summarized as follows:

                                                      January 2,     January 3,
                                                        1999           1998
                                                     -----------    -----------
                                                          (In thousands)
Accounts receivable..........................         $45,844         $49,323
Less: reserves and allowance for
  non-collection.............................          (7,830)         (7,746)
                                                      -------         -------
                                                      $38,014         $41,577
                                                      =======         =======

Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Such cash equivalents aggregated $45,136,000 and $35,246,000 at January 2, 1999 and January 3, 1998,
respectively.

The Company invests in held-to-maturity debt securities which are recorded at amortized cost. At January 2, 1999 these investments had maturity dates of six months or less. There were no unrealized gains or losses on such investments for the three years then ended.

Inventories

Inventories are stated at the lower of cost or market, cost being determined by the first-in, first-out method, and include material, labor and manufacturing overhead. Inventories, net of $8,426,000 and $18,868,000 in total reserves for 1998 and 1997, respectively, consist of the following:

                                                     January 2,       January 3,
                                                       1999             1998
                                                     ----------       ---------
                                                           (In thousands)
Raw materials and component parts............         $16,851         $29,266
Work-in-process..............................           1,931           2,447
Finished goods...............................           8,215          12,838
                                                      -------         -------
                                                      $26,997         $44,551
                                                      =======         =======

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

Research and Development Costs

Software development costs for certain projects are capitalized from the time technological feasibility is established to the time the resulting software product is first shipped. Capitalized software costs are stated at the lower of cost or net realizable value which totaled $37,000 and $440,000 at January 2, 1999 and January 3, 1998, respectively. These items are recorded as other non-current assets. Amortization expense related to capitalized software development costs was $170,000 in 1997. There was no amortization in 1998 or prior to 1997. During 1998, certain capitalized software development efforts were determined to be impaired, and $403,000 in costs were written off. In conjunction with the Company's restructuring in 1997, certain capitalized software development efforts were canceled and costs capitalized through that date were written off (See Note 10). All other research and development costs are expensed as incurred.

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

(In thousands, except per share data)

                                       1998          1997          1996
                                       ----          ----          ----
Basic EPS computation:
    Net income (loss)............      $(2,767)      $(30,811)     $8,625
                                       =======       ========      ======
    Common shares outstanding....       22,285         22,326      22,003
                                       =======       ========      ======
    Basic EPS....................      $ (0.12)      $  (1.38)     $ 0.39
                                       =======       ========      ======
Diluted EPS computation:
    Net income (loss)............      $(2,767)      $(30,811)     $8,625
                                       =======       ========      ======
    Shares:
      Common shares outstanding..       22,285         22,326      22,003
      Dilutive stock options.....           --            --          304
                                       -------       --------      ------
                                        22,285         22,326      22,307
                                       =======       ========      ======
    Diluted EPS..................      $ (0.12)      $  (1.38)     $ 0.39
                                       =======       ========      ======

Options to purchase 2,742,000, 3,204,000 and 2,317,000 shares of common stock were excluded from dilutive stock option calculations for 1998, 1997 and 1996, respectively, because their exercise prices were greater than the average fair market value of the Company's stock for the period, and as such they would be antidilutive.

In addition, for 1998 and 1997, options to purchase 1,102,000 and 494,000 shares of common stock, respectively, were excluded from the diluted computation above because of their antidilutive effect on net loss per share. Inclusion of these shares would have resulted in additional dilutive stock options outstanding of 117,000 and 97,000, respectively.

Since January 2, 1999, the Company has issued 1,149,000 stock options which could have a dilutive effect on diluted net income per common share.

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

New Accounting Pronouncements

In 1998, the Company adopted Statement of Financial Accounting Standards
No. 131, "Disclosures about Segments of an Enterprise and Related
Information" ("SFAS 131"). SFAS 131 supercedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS 131 also requires disclosure about products and services, geographic areas and major customers. The adoption of SFAS 131 did not affect results of operations or financial position but did affect the disclosure of segment information (see Note 9).

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 prescribes accounting for changes in the fair value of derivatives. This statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The Company is in the process of assessing the effects of application of this statement, and believes it will not have a material impact on the Company's consolidated results of operations. Application may result in the recognition of components of comprehensive income which are discussed in Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income".

Reclassifications

Certain reclassifications have been made to historical information to correspond to the 1998 financial statement presentation.

NOTE 2--PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                   January 2,      January 3,
                                                     1999            1998
                                                  -----------     -----------
                                                          (In thousands)
Equipment and furniture......................       $96,692         $90,711
Assets under capital leases..................         6,124           5,222
Leasehold improvements.......................        16,507          17,586
Less: accumulated depreciation and
  amortization...............................       (90,927)        (78,367)
                                                    -------         -------
                                                    $28,396         $35,152
                                                    =======         =======

Depreciation expense was $16,619,000, $19,503,000 and $17,058,000 in 1998, 1997
and 1996, respectively. Amortization of equipment and furniture under capital leases is included in depreciation expense. In 1997, the Company incurred restructuring charges which included fixed asset write-downs (see Note 10).

NOTE 3--ACCRUED LIABILITIES

Accrued liabilities consist of the following:

                                                   January 2,       January 3,
                                                     1999             1998
                                                  ----------       ----------
                                                          (In thousands)

Wages and employee benefits..................       $ 6,047          $ 7,943
Warranty and related costs, current portion..         4,650            5,370
Purchase commitments.........................            --            4,528
Other........................................         3,305            8,105
                                                    -------          -------
                                                    $14,002          $25,946
                                                    =======          =======

NOTE 4--DEBT

Line of Credit

As of January 2, 1999, the Company maintained a $7,500,000 unsecured line of credit. No borrowings were outstanding under the line as of that date. Under the terms of the agreement, the Company may borrow the lesser of $7,500,000 or 80% of eligible accounts receivable plus 25% of eligible inventories (limited to $3,000,000). Borrowings made under the agreement bear interest at the lower of the bank's prime rate or LIBOR + 2%. The Company's bank line of credit prohibits the payment of dividends without prior bank approval. The line of credit agreement also includes certain financial and other covenants. The agreement is currently scheduled to expire in May 1999.

Offsetting the amount available under the line of credit is a letter of credit which secures certain leasehold improvements made by the Company's subsidiary in Germany. This letter is for DM 1,200,000 and decreases by DM 100,000 in August of each year until it is fully depleted.

Long-Term Obligations

In 1998, the Company entered into a note payable for $1,102,000 to finance the purchase of certain equipment. The note payable requires monthly installments of interest (7.7%) and principal through January 2001. The Company has also entered into capital lease obligations related to the acquisition of certain equipment and leasehold improvements.

The following represents future payments pursuant to these obligations as of January 2, 1999:

                                                      Capital Lease
                                      Note Payable     Obligations      Total
                                      ------------    -------------     -----
                                                     (In thousands)
     1999............................     $411           $1,014         $1,425
     2000............................      410            1,040          1,450
     2001............................       34              805            839
     2002............................       --              661            661
     2003............................       --              657            657
     Thereafter......................       --              329            329
                                          ----           ------         ------
                                           855            4,506          5,361
Less: amount representing interest...      (68)            (920)          (988)
                                          ----           ------         ------
Present value of payments............      787            3,586          4,373
Less: current portion................     (362)            (709)        (1,071)
                                          ----           ------         ------
                                          $425           $2,877         $3,302
                                          ====           ======         ======

Also included as current and long-term obligations in the accompanying balance sheet for 1998 and 1997 are $4,787,000 and $6,126,000, respectively, which represent long-term warranty obligations and deferred revenue on extended warranty contracts. Interest expense aggregated $607,000, $637,000 and $530,000 in 1998, 1997 and 1996, respectively.

NOTE 5--CAPITAL STOCK AND STOCK COMPENSATION PLANS

At January 2, 1999, the Company had three stock-based compensation plans. The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for options granted at fair market value under its fixed stock option plans and its stock purchase plan. Had compensation cost for the Company's three stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Company's pro forma results of operations and pro forma net income (loss) per share would have been as follows:

(In thousands, except per share data)               1998         1997         1996
                                                    ----         ----         ----
Net income (loss):
    As reported......................               $(2,767)     $(30,811)    $8,625
    Pro forma........................               $(5,929)     $(34,953)    $4,798
Basic net income (loss) per share:
    As reported......................               $ (0.12)       $(1.38)    $ 0.39
    Pro forma........................               $ (0.27)       $(1.57)    $ 0.22
Diluted net income (loss) per share:
    As reported......................               $ (0.12)       $(1.38)    $ 0.39
    Pro forma........................               $ (0.27)       $(1.57)    $ 0.22


Fixed Stock Option Plans

Under the Incentive Stock Plan, the Company may grant options to its employees and directors for up to 9.5 million shares of common stock. Under the 1997 Non-Officer Stock Option Plan, the Company may grant options to its employees (who are not officers or directors) for up to two million shares of
common stock.   Under both plans, options are granted at an exercise price not less than the fair market value of the stock on the date of grant. The options vest over periods up to 50 months and expire 10 years after the date of grant, except in the event of the termination or death of the employee, whereupon vested shares must be exercised within 90 days or six months, respectively, or they are canceled. Under the 1997 Non-Officer Stock Option Plan, vesting for certain of these options may accelerate upon the optionee achieving certain pre-determined goals.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                  1998               1997               1996
                                                  ----               ----               ----
Estimated dividends...................            none               none               none
Expected volatility...................            57%                55%                57%
Risk-free interest rate...............            4.4%-5.9%          5.6%-6.9%          5.0%-6.3%
Expected life from vest date (years)..            0.29               0.29               0.41


A summary of the status of the Company's fixed stock option plans as of January 2, 1999, January 3, 1998 and December 28, 1996, and changes during the years then ended is presented as follows:

                                         1998                       1997                       1996
                               -----------------------    -----------------------    -----------------------
                               Shares   Weighted Avg.     Shares   Weighted Avg.     Shares   Weighted Avg.
                               (000's)  Exercise Price    (000's)  Exercise Price    (000's)  Exercise Price
                               -------  --------------    -------  --------------    -------  --------------
Outstanding at beginning
   of year..................   3,698       $15.98         3,618       $16.71         3,148       $16.97
Granted.....................   1,326         7.09         1,190        12.51         1,044        15.49
Exercised...................     (19)        5.07          (143)        1.65          (257)       13.02
Forfeited...................  (1,161)       14.82          (967)       16.58          (317)       18.19
                               -----       ------         -----       ------         -----       ------
Outstanding at end of year..   3,844       $13.32         3,698       $15.98         3,618       $16.71
                               =====       ======         =====       ======         =====       ======
Options exercisable
  at year-end...............   2,215       $15.97         2,103       $17.63         1,940       $17.60
Weighted-average fair value
  of options granted during
  the year..................               $ 2.86                     $ 4.91                     $ 6.50

The following table summarizes information about fixed stock options outstanding at January 2, 1999:

                              Options Outstanding                       Options Exercisable
                  --------------------------------------------     -----------------------------
                     Number      Weighted-Avg.   Weighted-Avg.        Number       Weighted-Avg.
  Range of        Outstanding      Remaining       Exercise        Exercisable       Exercise
Exercise Prices     (000's)    Contractual Life     Price            (000's)          Price
---------------   -----------  ----------------  -------------     -----------     -------------
$ 1.00- 6.81           953        9.1 years          $ 6.74             183            $ 6.72
  6.88-12.38           838        7.7 years           10.40             355             10.47
 12.63-15.88         1,083        6.5 years           14.22             786             14.17
 16.13-35.63           970        4.4 years           21.32             891             21.64
                     -----        ---------          ------           -----            ------
                     3,844        6.9 years          $13.32           2,215            $15.97
                     =====        =========          ======           =====            ======

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan, the Company is authorized to issue up to one million shares of common stock to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the plan, employees may elect to have up to 15% of their gross salaries withheld by payroll deduction to purchase the Company's common stock. The purchase price of the stock is 85% of the lower of market price at the beginning or end of each six-month participation period. Under the plan, employees purchased 162,000, 139,000 and 100,000 shares in 1998, 1997 and 1996, respectively. The fair value of each stock purchase plan grant is estimated on the date of grant using the Black-Scholes model with the following assumptions:

                                                  1998            1997            1996
                                                  ----            ----            ----
Estimated dividends..................             none            none            none
Expected volatility..................             57%             55%             57%
Risk-free interest rate..............             4.7-5.4%        5.3%-5.6%       5.0%-5.5%
Expected life (years)................             0.5             0.5             0.5
Weighted-average fair value of
  purchase rights granted............             $2.34           $4.14           $4.01


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


NOTE 6--INCOME TAXES
Pretax income (loss) was taxed in the following jurisdictions:

                        1998          1997         1996
                      --------      --------     --------
                                 (In thousands)
Domestic..........    $(5,374)     $(50,899)    $ 14,666
Foreign...........       (775)       (2,224)      (1,983)
                      --------     --------     --------
                      $(6,149)     $(53,123)    $ 12,683
                      ========     ========     ========

The provision (benefit) for income taxes consists of the following:

                        1998          1997         1996
                      --------      --------     --------
                                 (In thousands)
Current:
  Federal.........      $ 2,443     $(15,607)     $1,739
  State...........        1,428       (1,535)        176
  Foreign.........          114          182       1,072
Deferred:
  Federal.........       (6,180)      (4,988)      2,927
  State...........       (1,187)        (364)        319
  Foreign.........          --           --       (2,175)
                        -------     --------      ------
                        $(3,382)    $(22,312)     $4,058
                        =======     ========      ======

Total income tax provision (benefit) differs from the amount computed by applying the U.S. federal income tax rate of 35% to income (loss) before income taxes for the following reasons:

                                   1998          1997         1996
                                 --------      --------     --------
                                           (In thousands)
U.S. federal income tax
  at statutory rate..........    $(2,152)      $(18,593)    $4,438
State income taxes, net
  of federal benefit.........        (63)        (1,362)       436
Research and development
  credits....................     (1,500)        (1,500)      (304)
Tax exempt interest..........       (397)          (465)      (666)
Foreign sales corporation....        (88)            --       (105)
Prior year filing effects....        364         (1,210)        --
Foreign taxes in excess
  of 35%.....................        376            904        381
Other........................         78            (86)      (122)
                                 -------       --------     ------
                                 $(3,382)      $(22,312)    $4,058
                                 =======       ========     ======

Deferred tax assets are attributable to the following:

                                                 January 2,       January 3,
                                                   1999             1998
                                                -----------      -----------
                                                        (In thousands)
Warranty reserves...........................     $ 2,507          $ 5,358
Property and equipment......................       4,939            2,895
Net operating loss carryforwards:
   Domestic.................................      13,925            2,109
   Foreign..................................       2,175            2,175
Credit carryforwards........................       5,152            2,096
Bad debt and revenue reserves...............       2,634            2,667
Goodwill....................................       1,017            1,131
Inventory reserves..........................       2,931            6,991
Other.......................................       1,665            4,156
                                                 -------          -------
                                                 $36,945          $29,578
                                                 =======          =======

At January 2, 1999, domestic net operating loss carryforwards of $36,373,000 are available to offset future taxable income. Utilization of $6,695,000 of the carryforwards is subject to an annual limitation of $670,000 through 2005. Foreign net operating loss carryforwards may be carried forward indefinitely. In addition, the Company has unused research and development credits of $4,576,000 which expire between 2009 and 2018 and alternative minimum tax credits of $576,000 which may be carried forward indefinitely.

NOTE 7--LEASE COMMITMENTS

The Company leases its office, production and sales facilities under various operating lease arrangements. Most of the leases contain various provisions for rental adjustments including, in certain cases, a provision based on increases in the Consumer Price Index. In addition, most of the leases require the Company to pay property taxes, insurance and normal maintenance costs. The Company has sublet certain of these leased spaces to third parties.

Future minimum lease payments under non-cancelable operating lease arrangements are as follows:

                                                         Gross Amount       Sublease       Net Amount
                                                         ------------       --------       ----------
                                                                         (In thousands)
     1999...................................             $ 6,259            $  625         $ 5,634
     2000...................................               5,250               624           4,626
     2001...................................               4,659                86           4,573
     2002...................................               3,734                10           3,724
     2003...................................               2,475                --           2,475
     Thereafter.............................               1,844                --           1,844
                                                         -------           -------         -------
                                                         $24,221            $1,345         $22,876
                                                         =======           =======         =======

Rent expense aggregated $5,871,000, $5,971,000 and $5,906,000 in 1998, 1997
and 1996, respectively.

NOTE 8-EMPLOYEE BENEFIT PLAN

The Company maintains a qualified Section 401(k) Savings Plan which allows eligible employees to contribute up to 15% of their salaries on a pre-tax basis. Company contributions to the plan are discretionary. The Company recorded as expense matching contributions totaling $917,000, $920,000 and $801,000 in 1998, 1997 and 1996, respectively. Company contributions are fully vested after six years of employment.

NOTE 9-SEGMENT INFORMATION

In 1998, the Company adopted Statement of Financial Accounting Standards
No. 131 "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). The Company is organized on a divisional basis by product line. The Company's segments are determined by these product lines which are engineered, manufactured and marketed by each group. Segments include
8mm drives and media, libraries and service. Certain costs including administrative, sales, technical support and corporate marketing are not allocated to the segments and are considered corporate costs. During the periods presented below, service segment results of operations include a cross-charge to the other reported segments for actual in-warranty repairs.

The 8mm drive segment engineers, manufactures and markets 8mm technology tape drives. They also market 8mm and other media. The library segment engineers, manufactures and markets 8mm and DLTtape(TM) automated tape libraries and solutions. The service segment provides repair services on drives and libraries which can be both in and out of warranty.

The Company has restated prior years' segment data where it was practicable to do so. A segmented internal reporting structure was adopted by the Company in July of 1997. Accordingly, only six months of data is presented for 1997. Prior to this, the Company had only one reportable segment.

The Company evaluates the performance of its segments and allocates resources to them based on pre-tax income. The accounting policies of the segments are the same as those described in Note 1. All revenues reported herein represent revenue from external customers and there are no intersegment revenues.

The table below presents information about segments as of and for the respective fiscal periods:


                           8mm
                           Drives
                           and                                           Reconciling   Consolidated
                           Media      Libraries   Service      Other       Items         Totals
                           --------   ---------   --------   ---------   -----------   -------------
(In thousands)
YEAR ENDED 1/2/99
Revenues.................  $216,068   $56,780      $22,291    $ 1,189      $(9,823)(a)   $286,505
Pre-tax results..........    48,681     2,722        1,820        734      (56,724)(b)     (2,767)
Inventory................    16,217     8,526        2,139        115           --         26,997
Depreciation/amortization
  expense included in
  pre-tax results........     5,387     1,035        1,179         --        9,018 (c)     16,619

SIX MONTHS ENDED 1/3/98
Revenues.................   113,671    26,670       11,372      9,598       (8,195)(a)    153,115
Pre-tax results..........    12,006    (2,494)      (3,301)   (28,190)     (34,285)(b)    (56,264)
Inventory................    29,696    10,517        3,161      1,177           --         44,551
Depreciation/amortization
  expense included in
  pre-tax results........     2,787       498          712      1,341        4,418 (c)      9,756

(a)  Unallocated reserves for corporate programs
(b)  Pretax results in corporate departments
(c)  Depreciation in corporate departments

Total assets by segment are not reported since this information is not readily available and it is not practicable to obtain.

The following table details sales and long-lived-asset information by geographic area as of and for the respective fiscal years:

                                           Sales                     Long-lived assets
                              -------------------------------    -------------------------
                                 1998      1997      1996          1998     1997     1996
                               --------  --------  --------      -------  -------  -------
                                      (In thousands)                   (In thousands)

United States...............   $201,973  $229,200  $255,324      $22,021  $26,308  $37,857
Europe/Middle East..........     63,797    74,695    79,341        6,878    9,528   11,458
Pacific Rim.................     17,020    25,085    22,078          430      522      371
Other.......................      3,715     6,704     6,148          143      230       --
                               --------  --------  --------      -------  -------  -------
                               $286,505  $335,684  $362,891      $29,472  $36,588  $49,686
                               ========  ========  ========      =======  =======  =======

Foreign revenue is based on the country in which the customer is located.

During the fiscal years ended January 2, 1999, January 3, 1998 and December 28, 1996, one customer accounted for approximately 15%, 17% and 15%, respectively, of sales. Another customer accounted for approximately 11%, 13% and 11% of sales during the same periods. A third customer accounted for approximately 13% of sales during fiscal 1998. No other customers accounted for 10% or more of sales in any of the three years presented. Two of these customers purchase from all reported segments. The other customer purchases primarily from the 8mm drives segment and the library segment.

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

The Company incurred $3,123,000 in workforce reduction costs, including severance, outplacement and benefits. The workforce reductions were concluded by the second quarter of 1998 and resulted in worldwide involuntary terminations of approximately 200 employees.

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

Cash payments in 1997 relate primarily to termination payments for the first of two reductions in workforce. A second reduction in force resulted from a formal action in December, and cash payments took place in 1998. Other cash payments in 1998 related to the settlement of Eagle(RTM) division purchase commitments and shutdown costs as well as settlement of accrued liabilities related to a discontinued project.

During 1998, the Company concluded negotiations with several of its former Eagle(RTM) division suppliers. As a result of these successful negotiations previously recorded accrued liabilities of $1,875,000 were no longer required and were reversed to income.

Also during 1998, the Company successfully sublet certain Eagle(RTM) facilities at terms more favorable than initially estimated. As a result, accrued liabilities of $628,000 were no longer required and were reversed to income.

At January 2, 1999, the remaining accruals associated with this restructuring were $464,000. The Company currently expects to complete all restructuring acts during 1999 except for certain lease commitments.

The following table summarizes the activity in the Company's restructuring reserves during 1998 and 1997:

(In thousands)                           Workforce         Inventory            Asset
                                         Reduction        Write-downs        Write-downs         Total
                                         ---------        -----------        -----------        -------
Restructuring charges...........         $3,123            $24,684            $7,140            $34,947
Asset write-downs...............             --            (16,890)           (6,140)           (23,030)
Cash payments...................         (1,480)              (134)               --             (1,614)
Additional charges/
    reclassifications...........           (196)               128                --                (68)
                                         ------            -------            ------            -------
Balance, January 3, 1998........          1,447              7,788             1,000             10,235

Cash payments...................         (1,391)            (5,531)             (282)            (7,204)
Additional charges/
    reclassifications...........            (56)            (1,883)             (628)            (2,567)
                                         ------            -------            ------            -------
Balance, January 2, 1999                 $   --            $   374            $   90            $   464
                                         ======            =======            ======            =======


NOTE 11 - CONTINGENCIES

The Company is, from time to time, subjected to certain claims, assertions or litigation by outside parties as part of its ongoing business operations. The outcomes of any such contingencies are not expected to have a material adverse impact on the financial condition or results of the operations of the Company.

Item 9.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None reported.

PART III

Item 10.
DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning the Company's directors is incorporated by reference from the information contained in the Section entitled "Election of Directors" in the Company's definitive Proxy Statement for the Company's 1999 Annual Meeting of Stockholders to be filed within 120 days after January 2, 1999, the close of its fiscal year ("Proxy Statement"). Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the Section entitled "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement. Information concerning the executive officers of the Company is set forth in Part I of this Form 10-K.

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

(a)1.   Financial Statements

The following consolidated financial statements of Exabyte Corporation and Subsidiaries are included in Part II, Item 8.

Consolidated Financial Statements as of January 2, 1999, January 3, 1998 and for each of the three fiscal years in the period ended January 2, 1999.


                                                                     Page
                                                                     -----
Report of Independent Accountants...............................      42

Consolidated Balance Sheets.....................................      43

Consolidated Statements of Operations...........................      44

Consolidated Statements of Changes in Stockholders' Equity......      45

Consolidated Statements of Cash Flows...........................      46-47

Notes to Consolidated Financial Statements......................      48-63

(a)2.   Financial Statement Schedules

Schedules-Years ended January 2, 1999, January 3, 1998 and December 28, 1996.

  II      Valuation and Qualifying Accounts and Reserves........      68

All other schedules are omitted because they are inapplicable, not required under the instructions, or the information is included in the financial statements or notes thereto.

(a)3.   Exhibit Index

     Exhibit
      Number       Description
------------------------------

         3.1       Restated Certificate of Incorporation. (1)
         3.2       Certificate of Determination of Preference of Series A
                   Junior Participating Preferred Stock. (2)
         3.3       By-laws of the Company, as amended.
      **10.1       Incentive Stock Plan, as amended and restated on
                   January 16, 1997. (9)
      **10.2       Stock Option Agreement used in connection with the
                   Incentive Stock Plan. (12)
      **10.3       1990 Employee Stock Purchase Plan. (8)
      **10.4       Employee Stock Purchase Plan Offering used in connection
                   with the 1990 Employee Stock Purchase Plan. (8)
      **10.5       Form of participation agreement used in connection with the
                   1990 Employee Stock Purchase Plan. (3)
      **10.6       1997 Non-officer Stock Option Plan, as adopted by the Board of Directors on December 23, 1997. (11)
      **10.7       Stock Option Agreement used in connection with the 1997 Non-
                   Officer Stock Option Plan. (11)
        10.8       Agreement for the sale and transfer of all shares in Grundig
                   Data Scanner GmbH dated September 13, 1994. (5)
        10.9       Form of Indemnity Agreement entered into by the Company
                   with each director and executive officer of the Company. (7)
      **10.10      1999 Officer Bonus Plan.
        10.11      Rights Agreement, dated January 24, 1991, between the
                   Company and The First National Bank of Boston, as Rights
                   Agent. (2)
        10.12      Amendment to the Rights Agreement, dated August 4, 1995,
                   between the Company and The First National Bank of Boston
                   as Rights Agent. (6)
        10.13      Vail/Steamboat 8mm Mechanical Components Supply Agreement,
                   dated January 1, 1992, among Sony Corporation, Nihon
                   Exabyte Corporation and the Company. (4)
        10.14      First Amendment of Vail/Steamboat 8mm Mechanical Components
                   Supply Agreement, dated April 1, 1994. (7)
        10.15      Second Amendment of Vail/Steamboat 8mm Mechanical Components
                   Supply Agreement, dated May 1, 1998.
        10.16      8mm Mechanical Components Purchase Agreement, dated
                   December 11, 1996, among Hitachi Ltd. Electronic Sales
                   Office, the Company and Nihon Exabyte Corporation. (10)
        21.1       List of Subsidiaries.  (10)
        23.1       Consent of PricewaterhouseCoopers LLP.
        24.1       Power of Attorney.  Reference is made to the signature page.


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

 (4) Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q, as filed with the SEC on August 11, 1992 and incorporated herein by reference.

 (5) Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q, filed with the SEC on November 14, 1994 and incorporated herein by reference.

 (6) Filed as an Exhibit to the Company's Report on Form 8-K, as filed with the SEC on August 23, 1995 and incorporated herein by reference.

 (7) Filed as an Exhibit to the Company's 1994 Annual Report on Form 10-K, filed with the SEC on March 17, 1995 and revised and filed on March 24, 1995, incorporated herein by reference.

 (8) Filed as an Exhibit to the Company's Report on Form S-8 (Registration No. 333-09279), as filed with the SEC on July 31, 1996 and incorporated herein by reference.

 (9) Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q, filed with the SEC on November 12, 1997 and incorporated herein by reference.

(10) Filed as an Exhibit to the Company's Annual Report on Form 10-K, filed with the SEC on March 19, 1997, and incorporated herein by reference.

(11) Filed as an Exhibit to the Company's Report on Form S-8 (Registration No. 333-45853), as filed with the SEC on February 9, 1998 and incorporated herein by reference.

(12) Filed as an Exhibit to the Company's Annual Report on Form 10-K, filed with the SEC on March 25, 1998, and incorporated herein by reference.



(b)   Reports on Form 8-K

No report on Form 8-K was filed during the fiscal quarter ended January 2, 1999.

EXABYTE CORPORATION AND SUBSIDIARIES
Schedule II - Valuation and Qualifying Accounts and Reserves
(In thousands)

   Col. A                                   Col. B        Col. C        Col. D         Col. E         Col. F
 ----------                               ----------    ----------    ----------     ----------     ----------
                                           Balance       Charged
                                           at            to            Charged                        Balance
                                           Beginning     Costs         to                             at End
                                           of            and           Other                          of
Description                                Period        Expenses      Accounts       Deduction       Period
------------                              ----------    ----------    ----------     -----------     ----------
Year Ended December 28, 1996:
  Allowance for doubtful accounts.....     $   848        $    39       $    --        $    632  (1)   $ 1,519

  Reserves for sales programs.........       5,984             --        11,121         (11,309) (2)     5,796

  Inventory valuation reserves........      11,382          2,495            --          (5,927) (3)     7,950
                                            ------        -------       -------        --------        -------
                                           $18,214        $ 2,534       $11,121        $(16,604)       $15,265
                                           =======        =======       =======        ========        =======
Year Ended January 3, 1998:
  Allowance for doubtful accounts.....     $ 1,519        $   310       $    --        $   (813) (1)   $ 1,016

  Reserves for sales programs.........       5,796             --        14,176         (13,242) (2)     6,730

  Inventory valuation reserves........       7,950         21,038            --         (10,120) (3)    18,868
                                           -------        -------       -------        --------        -------
                                           $15,265        $35,553       $14,176        $(24,175)       $26,614
                                           =======        =======       =======        ========        =======
Year Ended January 2, 1999:
  Allowance for doubtful accounts.....     $ 1,016           (713)           --             330  (1)       633

  Reserves for sales programs.........       6,730                        9,234          (8,767) (2)     7,197

  Inventory valuation reserves........      18,868         (1,752)           --          (8,690) (3)     8,426
                                           -------       --------       -------        --------        -------
                                           $26,614        $(2,465)      $ 9,227        $(17,120)       $16,256
                                           =======        =======       =======        ========        =======

(1) Accounts written off, net of recoveries.
(2) Net credits issued to customers for sales programs.
(3) Use of inventory reserves against inventory.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Boulder, State of Colorado, on April 1, 1999.

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




/s/ William L. Marriner       Chairman of the Board,            April 1, 1999
-----------------------       President and Chief             -----------------
William L. Marriner           Executive Officer
                              (Principal Executive
                              Officer)



/s/ Stephen F. Smith          Vice President, Chief             April 1, 1999
-----------------------       Financial Officer, General      -----------------
Stephen F. Smith              Counsel and Secretary
                              (Principal Financial
                              and Accounting Officer)

/s/ Peter D. Behrendt         Director                          April 1, 1999
-----------------------                                       -----------------
Peter D. Behrendt



/s/ Stephen C. Johnson        Director                          April 1, 1999
-----------------------                                       -----------------
Stephen C. Johnson



/s/ A. Laurence Jones         Director                          April 1, 1999
-----------------------                                       -----------------
A. Laurence Jones



/s/ Thomas E. Pardun          Director                          April 1, 1999
-----------------------                                       -----------------
Thomas E. Pardun



/s/ Mark W. Perry             Director                          April 1, 1999
-----------------------                                       -----------------
Mark W. Perry



/s/ Ralph Z. Sorenson         Director                          April 1, 1999
-----------------------                                       -----------------
Ralph Z. Sorenson