Form 10-Q
period 1999-04-03
EXABYTE CORP /DE/
filed 1999-05-18
CIK 855109

-----------------------------------------------------------------------------
           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                               Form 10-Q

(Mark One)
/X/ Quarterly Report Pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended April 3, 1999

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

      Yes          /X/                      No          /  /


As of May 10, 1999, there were 22,646,221 shares outstanding of the Registrant's Common Stock (par value $0.001 per share).

-----------------------------------------------------------------------------

EXABYTE CORPORATION AND SUBSIDIARIES



TABLE OF CONTENTS



PART I.     FINANCIAL INFORMATION
                                                                        Page

Item 1.     Financial Statements (Unaudited)
            Consolidated Balance Sheets --
                 April 3, 1999 and January 2, 1999 ...............      3

            Consolidated Statements of Operations --
                 Three Months Ended April 3, 1999
                 and April 4, 1998 (Unaudited)....................      4

            Consolidated Statements of Cash Flows --
                 Three Months Ended April 3, 1999 and
                 and April 4, 1998(Unaudited).....................      5-6

            Notes to Consolidated Financial Statements(Unaudited).      7-10


Item 2.     Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations.......................................      11-17

Item 3.     Quantitative and Qualitative Disclosures About Market
                 Risk.............................................      18

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.......................      19-20

PART I  Item 1.  Financial Statements
EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (In thousands, except per share data)
(Unaudited)

                                                      April 3,     January 2,
                                                       1999          1999
                                                     --------      --------
ASSETS
Current assets:
     Cash and cash equivalents....................   $ 46,332      $ 56,571
     Short-term investments.......................     18,118        14,145
     Accounts receivable, less allowance
       for doubtful accounts and reserves for
       customer returns and credits of $7,231 and
       $7,830, respectively.......................     38,507        38,014
     Inventories, net.............................     30,202        26,997
     Deferred income taxes........................     14,401        14,213
     Other current assets.........................      5,617         5,692
                                                     --------      --------
          Total current assets....................    153,177       155,632
Property and equipment, net.......................     27,632        28,396
Deferred income taxes.............................     24,320        22,732
Other assets......................................        996         1,076
                                                     --------      --------
                                                     $206,125      $207,836
                                                     ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable.............................   $ 17,644      $ 16,032
     Accruals and other liabilities...............     15,136        14,002
     Accrued income taxes.........................      2,204         2,370
     Current portion of long-term obligations.....      1,872         1,699
                                                     --------      --------
          Total current liabilities...............     36,856        34,103
Long-term obligations.............................      6,496         7,461
Stockholders' equity:
     Preferred stock, $.001 par value;
       14,000 shares authorized; no shares
       issued.....................................         --            --
     Common stock, $.001 par value; 50,000 shares
       authorized; 22,648 and 22,647 shares
       issued and outstanding, respectively.......     66,717        66,716
     Treasury stock, at cost, 455 shares..........     (2,742)       (2,742)
     Retained earnings............................     98,798       102,298
                                                     --------      --------
          Total stockholders' equity..............    162,773       166,272
                                                     --------      --------
                                                     $206,125      $207,836
                                                     ========      ========

       The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

                                                        Three Months Ended
                                                      ----------------------
                                                      April 3,      April 4,
                                                       1999          1998
                                                      -------       -------
Net sales....................................         $62,650       $80,750
Cost of goods sold...........................          47,111        56,904
                                                      -------       -------
Gross profit.................................          15,539        23,846

Operating expenses:
     Selling, general and administrative.....          13,250        13,444
     Research and development................           7,784         7,131
                                                      -------       -------
Income (loss) from operations................          (5,495)        3,271
Other income (expense), net..................             192          (196)
                                                      -------       -------
Income (loss) before income taxes............          (5,303)        3,075

Provision (benefit) for income taxes.........          (1,803)        1,046
                                                      -------       -------
Net income (loss)............................         $(3,500)      $ 2,029
                                                      =======       =======

Basic net income (loss) per share............         $ (0.16)      $  0.09
                                                      =======       =======
Common shares used in the calculation of
     basic net income (loss) per share.......          22,193        22,342
                                                      =======       =======
Diluted net income (loss) per share..........         $ (0.16)      $  0.09
                                                      =======       =======
Common and potential common shares used in
     the calculation of diluted net income
     (loss) per share........................          22,193        22,460
                                                      =======       =======



          The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)


                                                      Three Months Ended
                                                    -----------------------
                                                      April 3,      April 4,
                                                       1999          1998
                                                     --------      --------
Cash flows from operating activities:
     Cash received from customers..............      $62,117       $74,164
     Cash paid to suppliers and employees......      (65,812)      (70,721)
     Interest received.........................          763           431
     Interest paid.............................         (138)         (146)
     Income taxes paid.........................         (120)         (135)
     Income tax refund received................          526           194
          Net cash provided (used) by                -------       -------
            operating activities...............       (2,664)        3,787
                                                     -------       -------


Cash flows from investing activities:
     Purchase of short-term
       investments, net........................       (3,973)       (3,730)
     Capital expenditures......................       (3,214)       (2,400)
          Net cash used by                           -------       -------
            investing activities...............       (7,187)       (6,130)
                                                     -------       -------


Cash flows from financing activities:
     Net proceeds from issuance of
       common stock............................            1             2
     Purchase of treasury stock................           --          (996)
     Principal payments under long-term
       obligations.............................         (389)         (300)
          Net cash used by financing                 -------       -------
            activities.........................         (388)       (1,294)
                                                     -------       -------


Net decrese in cash and cash
     equivalents...............................      (10,239)       (3,637)
Cash and cash equivalents at beginning
     of period.................................       56,571        47,014
                                                     -------       -------
Cash and cash equivalents at end
     of period.................................      $46,332       $43,377
                                                     =======       =======

          The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

                                                      Three Months Ended
                                                    ----------------------
                                                     April 3,      April 4,
                                                      1999          1998
                                                    --------      --------
Reconciliation of net income (loss) to net cash
  provided (used) by operating activities:
     Net income (loss).........................       $(3,500)       $2,029
     Adjustments to reconcile net income (loss)
       to net cash provided (used) by operating
       activities:
       Depreciation, amortization
         and other.............................         3,978         4,294
       Deferred income tax provision (benefit).        (1,776)        2,956
       Provision for losses and reserves
         on accounts receivable................         1,065         3,316

Change in assets and liabilities:
     Accounts receivable.......................        (1,558)      (10,179)
     Inventories, net..........................        (3,205)        5,615
     Income tax receivable.....................           544           473
     Other current assets......................          (469)            6
     Other assets..............................            80           606
     Accounts payable..........................         1,612        (4,015)
     Accrued liabilities.......................         1,134           537
     Accrued income taxes......................          (166)       (1,851)
     Other long-term obligations...............          (403)           --

                                                      -------       -------
          Net cash provided (used) by
           operating activities................       $(2,664)       $3,787
                                                      =======       =======

Supplemental schedule of non-cash
  investing and financing activities:
     Note payable issued to purchase machinery
       and equipment...........................       $    --        $1,102




     The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1--ACCOUNTING PRINCIPLES

The consolidated balance sheet as of April 3, 1999, the consolidated statements of operations for the three months ended April 3, 1999 and April 4, 1998, as well as the consolidated statements of cash flows for the three months ended April 3, 1999 and April 4, 1998, have been prepared by Exabyte Corporation (the "Company") without an audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation thereof, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's January 2, 1999 annual report to stockholders heretofore filed with the Commission as Part II to the Company's Annual Report on Form 10-K. The results of operations for interim periods presented are not necessarily indicative of the operating results for the full year.

Note 2--NEW ACCOUNTING PRONOUNCEMENT

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

Note 3--INVENTORIES

Inventories consist of the following:
(In thousands)

                                                      April 3,      January 2,
                                                       1999           1999
                                                    ----------      ---------
Raw materials and component parts............         $17,829        $16,851
Work-in-process..............................           1,792          1,931
Finished goods...............................          10,581          8,215
                                                      -------        -------
                                                      $30,202        $26,997
                                                      =======        =======

Note 4--ACCRUED LIABILITIES
Accrued liabilities consist of the following:
(In thousands)

                                                      April 3,       January 2,
                                                       1999            1999
                                                    ----------      ----------
Wages and employee benefits..................         $ 6,899        $ 6,047
Warranty and other related costs.............           5,281          4,650
Other........................................           2,956          3,305
                                                      -------        -------
                                                      $15,136        $14,002
                                                      =======        =======

Note 5--BASIC AND DILUTED EARNINGS PER SHARE

The calculation of basic and diluted earnings per share ("EPS") is as follows:
(In thousands, except per share data)

                                        Three Months Ended
                                      ----------------------
                                       April 3,      April 4,
                                        1999          1998
                                       --------      -------
Basic EPS computation:
    Net income (loss)..............     $(3,500)     $2,029
                                        =======      ======
    Common shares outstanding......      22,193      22,342
                                        =======      ======
    Basic EPS......................     $ (0.16)     $ 0.09
                                        =======      ======
Diluted EPS computation:
    Net income (loss)..............     $(3,500)     $2,029
                                        =======      ======
    Shares:
        Common shares outstanding..      22,193      22,342
        Dilutive stock options.....          --         118
                                        -------      ------
                                         22,193      22,460
                                        =======      ======
    Diluted EPS....................     $ (0.16)     $ 0.09
                                        =======      ======

Excluded from potential common share calculations for the first quarter of 1999 and 1998 were 4,811,000 and 4,109,000 options to purchase shares of common stock, respectively, because their exercise prices were greater than the average fair market value of the Company's stock for the period, and as such they would be antidilutive.

In addition, for the first quarter of 1999, options to purchase 36,000 shares of common stock were excluded from the diluted computation above because of their antidilutive effect on net loss per share. Inclusion of these shares would have resulted in additional dilutive stock options outstanding of 2,000.

Since April 3, 1999, the Company issued 40,300 stock options which could have a dilutive effect on diluted net income per common share in the future.

Note 6--SEGMENT INFORMATION

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

The 8mm drives and media segment engineers, manufactures and markets 8mm technology tape drives. They also market 8mm media. The libraries segment engineers, manufactures and markets 8mm and DLTtape(TM) automated tape libraries and solutions. The service segment provides repair services on drives and libraries which can be both in and out of warranty.

The Company evaluates the performance of its segments and allocates resources to them based on pre-tax income. All revenues reported herein represent revenue from external customers and there are no intersegment revenues.

The table below presents information about segments for the respective fiscal periods:
(In thousands)

                                8mm
                                Drives
                                and                                         Reconciling   Consolidated
                                Media      Libraries   Service    Other     Items         Totals
                                -------    ---------   -------    ------    -----------   ------------
THREE MONTHS ENDED 4/3/99:
Revenues from external
  customers.................    $50,116    $10,128     $5,003     $   --    $ (2,597)(a)  $62,650
Pre-tax results.............     10,708     (2,314)     1,013         --     (14,710)(b)   (5,303)

THREE MONTHS ENDED 4/4/98:
Revenues from external
  customers.................     62,430     13,836      6,657      1,217      (3,390)(a)   80,750
Pre-tax results.............     16,844        963      1,490        721     (16,943)(b)    3,075

(a)  Unallocated reserves for corporate sales programs
(b)  Pretax results in corporate departments


Note 7--RECLASSIFICATIONS

Certain reclassifications have been made to historical information to correspond to the 1999 financial statement presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Form 10-Q contains forward-looking statements within the context of
Section 21E of the Securities Exchange Act of 1934, as amended. Each and every forward-looking statement involves a number of risks and uncertainties, including those risk factors specifically delineated and described in Part 1,
Item 1 of the Company's 1998 Form 10-K, filed April 1, 1999("1998 Form 10-K"). The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. The Company has identified by *bold-face* various sentences within this Form 10-Q which contain such forward-looking statements. Additionally, words such as "believes," "anticipates," "expects," "intends," and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.

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

In mid-1997, Exabyte formed an internal task force to evaluate those areas of the Company that may be affected by the Year 2000 problem and devised a plan for the Company to become Year 2000 compliant in a timely manner (the "Plan"). To date, the Company is executing according to its Plan. An inventory of all critical systems has been completed. Systems upgrades, which are Year 2000 compliant, have been completed or are planned during 1999 in response to normal business needs. *The Company anticipates completing the remaining portions of the Plan during the third quarter of 1999, with testing of these systems being completed during the fourth quarter of 1999.* In addition, the Company's subsidiaries are in the process of being incorporated into the Company's Plan to become Year 2000 compliant. *Exabyte anticipates that all subsidiaries are or will be Year 2000 compliant by the third quarter of 1999.*

There can be no assurance that the Company will be able to upgrade any or all of its, or its subsidiaries', major systems in accordance with the Plan or, once upgraded, that the systems will be Year 2000 compliant. Should the Company fail to upgrade such systems in a timely manner, or should those upgrades fail to be Year 2000 compliant, the Company may be unable to conduct business or manufacture its products, which could cause a material adverse effect on the Company's results of operations.

The Company's suppliers (particularly sole-source and long lead-time suppliers) and key customers may be adversely affected by their respective failure to address the Year 2000 problem. Should any of the Company's suppliers encounter Year 2000 problems that cause them to delay manufacturing or shipments of key components to Exabyte, the Company may be forced to delay or cancel shipments of its products, which would have a material adverse effect on the Company's results of operations. Additionally, any inability of Exabyte's key customers to become Year 2000 compliant which would cause them to delay or cancel substantial purchase orders or delivery of Exabyte's products would also have a material adverse effect on the Company's results of operations. The Company is currently addressing the Year 2000 readiness of its suppliers and customers, as well as each of their respective suppliers, to address their Year 2000 readiness in a timely manner; however, there can be no assurance that any such effort will be successful. Letters have been sent to critical suppliers for information to assess their readiness. *The Company anticipates that this effort will continue throughout 1999.*

Exabyte has incurred to date no incremental material costs associated with its efforts to become Year 2000 compliant, as the majority of the costs have occurred as a result of normal upgrade procedures. *Furthermore, the Company believes that future costs associated with its Year 2000 compliance effort will not be material.*

Currently, the Company is developing a contingency plan should the Company be unsuccessful in its efforts to become Year 2000 compliant. *The Company anticipates that its contingency plan should be finalized by the third quarter of 1999. The Company could incur significant material costs related to its contingency plan.* Such material costs are currently unknown but may include costs associated with creating a buffer stock of the Company's products or other such measures the Company feels is necessary to maintain operations should the Company face adverse difficulties relating to the Year 2000 problem.

*The Company believes that the tape drives and tape libraries manufactured or produced by the Company do not use and have not used date data in order to meet stated functional performance characteristics. The Company further believes such products accurately process date data (including, but not limited to, calculating, comparing and sequencing) from, into and between the twentieth and twenty-first centuries, including leap year calculations, provided such products operate in accordance with the Company's published specifications, and further provided that all hardware, third-party software and firmware used in combination with the Company's products properly exchange date data with such products.* However, there can be no assurance that the Company's products will function in this manner. Any failure of the Company's product to perform in accordance with specifications could result in the loss of critical user data, resulting in claims against the Company for damages arising from such data loss, which could have a material adverse effect on the Company's results of operations.

*In addition, Exabyte believes that many companies in the high technology industry will face significant litigation in the future regarding problems caused by Year 2000 noncompliance. Because Exabyte operates in the high technology industry, the Company believes that it may be the subject of such litigation, which could have a material adverse effect on the Company's results of operations.*

YEAR 2000 CUSTOMER DEPENDENCE

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

RESULTS OF OPERATIONS

The following table sets forth unaudited operating results for the three month periods ended April 3, 1999 and April 4, 1998 as a percentage of sales in each of these periods. This data has been derived from the unaudited consolidated financial statements.

                                                        Three Months Ended
                                                       ---------------------
                                                       April 3,     April 4,
                                                        1999         1998
                                                       -------      -------
Net sales....................................          100.0%        100.0%
Cost of goods sold...........................           75.2          70.5
                                                       -----         -----
Gross profit.................................           24.8          29.5
Operating expenses:
  Selling, general and administrative........           21.2          16.7
  Research and development...................           12.4           8.8
                                                       -----         -----
Income (Loss) from operations................           (8.8)          4.0
Other income (expense), net..................            0.3          (0.2)
                                                       -----         -----
Income (loss) before income taxes............           (8.5)          3.8
Provision (benefit) for income taxes.........           (2.9)          1.3
                                                       -----         -----
Net income (loss)............................           (5.6)%         2.5%
                                                       =====         =====

NET SALES

Net sales for the first quarter of 1999 decreased to $62.7 million from $80.8 million for the same period in 1998. This 22.4% decrease results mainly from decreased sales of end of life drives (8205/8505, 8700 and minicartridge products), Eliant(TM) 820 drives and 8mm libraries. These decreases were partially offset by increases in sales of media, DLT libraries and Mammoth/Mammoth LT drives. Sales of 8205/8505 drives decreased to $258,000 in the first quarter of 1999 from $9.5 million for the same period in 1998.
During these same periods, Eliant(TM) 820 sales decreased to $9.7 million from $17.2 million and 8mm library sales decreased to $6.4 million from $11.6 million. Sales of Mammoth drives increased to $17.6 million in the first quarter of 1999 compared to $16.9 million for the same period in 1998. Mammoth LT drives, which were first sold during the first quarter of 1999, represented $900,000 of sales during the period. Media sales increased to $21.1 million in the first quarter of 1999 from $16.6 million in the first quarter of 1998 and DLT library sales increased to $3.9 million in the first quarter of 1999 from $1.9 million for the same period in 1998.

The previous discussion focuses on the most significant changes in the Company's sales by product, although there were also fluctuations in sales of other products. The following table presents the Company's sales by product as a percentage of total net sales for the first quarters of 1999 and 1998:

PRODUCT MIX TABLE
(As a percentage of net sales)

                                            Three Months Ended
                                            ------------------
                                            April 3,   April 4,
                                             1999       1998
                                            -------    -------
8mm drives:
  Mammoth, Mammoth LT
   and Eliant(TM)820...................     45.0%      42.3%
Libraries:
  10h, 210, 220, 440, 480, X200, EZ17,
  17D, 18D, 230D and 690D..............     16.4       16.8
Other end-of-life drives and libraries.       --       18.2
Media..................................     33.6       20.5
Service, spares and other..............      7.2        7.0
Sales allowances.......................     (2.2)      (4.8)
                                           -----      -----
                                           100.0%     100.0%
                                           =====      =====

The customer mix shifted to reseller customers from original equipment manufacturers ("OEM's") in the first quarter of 1999 compared to the same period in 1998. Comparing absolute dollars for these periods, OEM sales decreased 34% and reseller sales decreased by 10%. The following table details the sales to different customer types as a percentage of total net sales for the first quarters of 1999 and 1998.

CUSTOMER MIX TABLE
(As a percentage of net sales)

                                            Three Months Ended
                                            ------------------
                                            April 3,   April 4,
                                             1999       1998
                                            -------    -------
Customer Type:
------------------
OEM....................................      40.3%      47.4%
Reseller...............................      55.7       47.8
End-user and other.....................       4.0        4.8
                                            -----      -----
                                            100.0%     100.0%
                                            =====      =====

The following table summarizes sales to major customers:

SALES TO MAJOR CUSTOMERS
(As a percentage of net sales)

                                            Three Months Ended
                                            ------------------
                                            April 3,   April 4,
                                             1999       1998
                                            -------    -------
Customer:
----------
Reseller A.............................     15.0%      11.5%
OEM B..................................     14.9       12.7
OEM C..................................     11.0       12.0


No other customers accounted for 10% or more of sales in any of these periods. *Since these and other major customers also sell competing products and continually review new technologies, there can be no assurance that sales to these or any other customers will continue to represent the same portion of the Company's future revenue.*

GROSS MARGIN

During the first quarter of 1999, the gross margin percentage was 24.8%, a decrease from 29.5% during the first quarter of 1998. Margins were negatively impacted by lower revenues which are tied to a relatively fixed manufacturing cost structure, as well as a weaker dollar versus the yen which increased the cost of certain Japanese components. Additionally, during the first quarter of 1999, inventory reserve costs related to products which are approaching or have reached end-of-life status have increased over the same period in 1998.

OPERATING EXPENSES

Selling, general and administrative expenses decreased to $13.3 million in the first quarter of 1999 from $13.4 million for the same period in 1998. Increased advertising related to the reintroduction of Mammoth impacted 1998, while no such programs took place in the first quarter of 1999.

Research and development expenditures increased to $7.8 million during the first quarter of 1999 compared to $7.1 million for the same period in 1998. Increases are the result of increased spending to support the planned release of certain announced products during 1999.

OTHER INCOME (EXPENSE), NET

Other income (expense), net consists primarily of interest income and expenses, foreign currency translation gains and losses, and other miscellaneous items. Other income for the first quarter of 1999 was $192,000 compared to $196,000 of expense for the same period in 1998. This change is the result of increased interest income due to higher invested cash balances and a switch to higher-yielding taxable investments.

TAXES

The provision for income taxes for the first quarter of 1999 and 1998 was 34% of income before taxes. **The effective tax rate for fiscal 1999 is expected to be approximately 34%.** The Company currently has recorded $38.7 million in deferred tax assets. Management has evaluated the available evidence about future taxable income. **Based on the weight of available evidence, both positive and negative, management considers it to be more likely than not that these deferred tax assets will be fully realized. If, in the future, the Company determines that these assets are impaired due to changes in income projections, future deferred tax assets may not be recorded and reserves may be established against the existing deferred tax assets which may have a material adverse impact on the tax rate and on the results of operations of the Company.**

NET INCOME (LOSS)

Basic net loss per share for the first quarter of 1999 was $0.16 compared to basic net income per share of $0.09 for the first quarter of 1998. Net income for 1999 was adversely impacted by the decrease in net sales and gross margin from the same period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

During the first three months of 1999, the Company expended $2.7 million of cash for operating activities, expended $3.2 million for capital equipment and expended $389,000 on long-term obligations. Together, these activities resulted in a net decrease in the combined balance of cash and short-term investments of $6.3 million to a quarter-ending balance of $64.4 million.
The Company's working capital decreased to $116.3 million at April 3, 1999 from $121.5 million at January 2, 1999.

The Company has a $7.5 million bank line of credit which expires May 15, 2000. Borrowings under this agreement, are limited to 80% of eligible accounts receivable plus 25% of eligible inventory (limited to $3,000,000 of inventory). The ability to borrow under this line of credit is dependent upon the Company's adherence to a set of financial covenants. Additionally, payment of dividends is prohibited without prior bank approval. On May 10, 1999 the amount available under the line was $7.5 million and no borrowings were outstanding. Borrowings under the line of credit bear interest at the lower of the bank's prime rate or LIBOR + 2%. Offsetting the amount available under the line of credit is a letter of credit which secures certain leasehold improvements made by the Company's subsidiary in Germany. This letter is currently for DM 1,200,000 and decreases by DM 100,000 in August of each year until it is fully depleted. **The Company anticipates that that it will renew this line at comparable terms upon its expiration.**

*The Company believes its existing sources of liquidity and funds expected to be generated from operations will provide adequate cash to fund the Company's anticipated working capital and other cash requirements through fiscal 1999.*

NEW ACCOUNTING PRONOUNCEMENT

Information concerning new accounting pronouncements is incorporated by reference from Item 1, "Notes to Consolidated Financial Statements," under the caption, "New Accounting Pronouncement".

MARKET RISK

The Company enters into foreign currency forward contracts in anticipation of movements in the dollar/yen exchange rate to hedge the purchase of certain inventory components from Japanese manufacturers. Contracts are established with a maturity date within six months of the purchase date. To be considered a hedge, contracts must be established for future purchases denominated in yen. In circumstances where the timing of hedged purchases is deferred, the contract maturity dates are extended to cover the deferred payment. At April 3, 1999, there were $869,000 in contracts outstanding.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Information concerning the Company's market risk is incorporated by reference from Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," under the caption, "Market Risk".

PART II.

Item 6.  Exhibits and Reports on Form 8-K

(a)     Exhibit Index

          Exhibit
          Number               Description
          -------              -----------

          27.0                 Financial Data Schedule-Part I Exhibit

(b) Reports on Form 8-K: There were no reports on Form 8-K for the three month period ended April 3, 1999.

SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         EXABYTE CORPORATION
                                         Registrant



Date May 18, 1999                        By     /s/ Stephen F. Smith
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