Form 10-Q
period 1999-07-03
EXABYTE CORP /DE/
filed 1999-08-19
CIK 855109

-----------------------------------------------------------------------------
           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                               Form 10-Q

(Mark One)
/X/ Quarterly Report Pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended July 3, 1999

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

      Yes          /X/                      No          /  /


As of August 9, 1999, there were 22,753,911 shares outstanding of the Registrant's Common Stock (par value $0.001 per share).

-----------------------------------------------------------------------------

EXABYTE CORPORATION AND SUBSIDIARIES



TABLE OF CONTENTS



PART I.     FINANCIAL INFORMATION
                                                                        Page

Item 1.     Financial Statements (Unaudited)
            Consolidated Balance Sheets --
            July 3, 1999 and January 2, 1999 (Unaudited) ..........        3

            Consolidated Statements of Operations --
                 Three and Six Months Ended July 3, 1999
                 and July 4, 1998 (Unaudited)......................      4-5

            Consolidated Statements of Cash Flows --
                 Six Months Ended July 3, 1999 and
                 and July 4, 1998 (Unaudited)......................      6-7

            Notes to Consolidated Financial Statements (Unaudited).     8-11


Item 2.     Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations.......................................     12-20

Item 3.     Quantitative and Qualitative Disclosures About Market
                 Risk.............................................        20

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.......................     20-23

PART I  Item 1.  Financial Statements
EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (In thousands, except per share data)
(Unaudited)

                                                      July 3,      January 2,
                                                       1999          1999
                                                     --------      --------
ASSETS
Current assets:
     Cash and cash equivalents....................   $ 31,310      $ 56,571
     Short-term investments.......................     21,742        14,145
     Accounts receivable, less allowance
       for doubtful accounts and reserves for
       customer returns and credits of $7,906 and
       $7,830, respectively.......................     26,834        38,014
     Inventories, net.............................     29,465        26,997
     Deferred income taxes........................     14,401        14,213
     Other current assets.........................      5,801         5,692
                                                     --------      --------
          Total current assets....................    129,553       155,632
Property and equipment, net.......................     27,884        28,396
Deferred income taxes.............................     24,219        22,732
Other assets......................................        891         1,076
                                                     --------      --------
                                                     $182,547      $207,836
                                                     ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable.............................   $ 12,474      $ 16,032
     Accruals and other liabilities...............     13,442        14,002
     Accrued income taxes.........................      2,265         2,370
     Current portion of long-term obligations.....      2,202         1,699
                                                     --------      --------
          Total current liabilities...............     30,383        34,103
Long-term obligations.............................      5,907         7,461
Stockholders' equity:
     Preferred stock, $.001 par value;
       14,000 shares authorized; no shares
       issued.....................................         --            --
     Common stock, $.001 par value; 50,000 shares
       authorized; 22,756 and 22,647 shares
       issued and outstanding, respectively.......     67,072        66,716
     Treasury stock, at cost, 455 shares..........     (2,742)       (2,742)
     Retained earnings............................     81,927       102,298
                                                     --------      --------
          Total stockholders' equity..............    146,257       166,272
                                                     --------      --------
                                                     $182,547      $207,836
                                                     ========      ========

       The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

                                                        Three Months Ended
                                                      ----------------------
                                                      July 3,       July 4,
                                                       1999          1998
                                                      -------       -------
Net sales....................................         $48,519       $69,754
Cost of goods sold...........................          42,200        49,404
                                                      -------       -------
Gross profit.................................           6,319        20,350

Operating expenses:
     Selling, general and administrative.....          14,478        14,476
     Research and development................           8,690         6,076
                                                      -------       -------
Loss from operations.........................         (16,849)         (202)
Other income, net............................             172           430
                                                      -------       -------
Income (loss) before income taxes............         (16,677)          228

Provision for income taxes...................            (194)          (77)
                                                      -------       -------
Net income (loss)............................        $(16,871)      $   151
                                                      =======       =======

Basic net income (loss) per share............         $ (0.76)      $  0.01
                                                      =======       =======
Common shares used in the calculation of
     basic net income (loss) per share.......          22,210        22,332
                                                      =======       =======
Diluted net income (loss) per share..........         $ (0.76)      $  0.01
                                                      =======       =======
Common and potential common shares used in
     the calculation of diluted net income
     (loss) per share........................          22,210        22,672
                                                      =======       =======



          The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

                                                          Six Months Ended
                                                      ----------------------
                                                      July 3,       July 4,
                                                       1999          1998
                                                      --------      --------
Net sales....................................         $111,169      $150,504
Cost of goods sold...........................           89,311       106,307
                                                      --------      --------
Gross profit.................................           21,858        44,197

Operating expenses:
     Selling, general and administrative.....           27,728        27,920
     Research and development................           16,474        13,207
                                                      --------      --------
Income (loss) from operations................          (22,344)        3,070
Other income, net............................              364           233
                                                      --------      --------
Income (loss) before income taxes............          (21,980)        3,303

(Provision) benefit for income taxes.........            1,609        (1,123)
                                                      --------      --------
Net income (loss)............................         $(20,371)     $  2,180
                                                      ========      ========

Basic net income (loss) per share............         $ (0.92)      $   0.10
                                                      =======       ========
Common shares used in the calculation of
     basic net income (loss) per share.......          22,201         22,337
                                                      =======       ========
Diluted net income (loss) per share..........         $ (0.92)      $   0.10
                                                      =======       ========
Common and potential common shares used in
     the calculation of diluted net income
     (loss) per share........................          22,201         22,566
                                                      =======       ========



          The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)


                                                       Six Months Ended
                                                    -----------------------
                                                      July 3,       July 4,
                                                       1999          1998
                                                     --------      --------
Cash flows from operating activities:
     Cash received from customers..............      $122,677      $147,310
     Cash paid to suppliers and employees......      (132,282)     (144,558)
     Interest received.........................         1,462           988
     Interest paid.............................          (277)         (307)
     Income taxes paid.........................          (153)         (682)
     Income tax refund received................           526        11,607
          Net cash provided (used) by                --------      --------
            operating activities...............        (8,047)       14,358
                                                     --------      --------


Cash flows from investing activities:
     Purchase of short-term
       investments, net........................        (7,597)       (6,930)
     Capital expenditures......................        (6,573)       (4,545)
          Net cash used by                           --------      --------
            investing activities...............       (14,170)      (11,475)
                                                     --------      --------


Cash flows from financing activities:
     Net proceeds from issuance of
       common stock............................           356           502
     Purchase of treasury stock................            --          (996)
     Principal payments under long-term
       obligations.............................        (3,400)         (562)
          Net cash used by financing                  -------      --------
            activities.........................        (3,044)       (1,056)
                                                      -------      --------


Net increase (decrease) in cash and cash
     equivalents...............................       (25,261)        1,827
Cash and cash equivalents at beginning
     of period.................................        56,571        47,014
                                                      -------      --------
Cash and cash equivalents at end
     of period.................................       $31,310      $ 48,841
                                                      =======      ========

          The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

                                                       Six Months Ended
                                                    ----------------------
                                                     July 3,       July 4,
                                                      1999          1998
                                                    --------      --------
Reconciliation of net income (loss) to net cash
  provided (used) by operating activities:
     Net income (loss).........................     $(20,371)     $2,180
     Adjustments to reconcile net income (loss)
       to net cash provided (used) by operating
       activities:
       Depreciation, amortization
         and other.............................        8,066       8,384
       Deferred income tax benefit.............       (1,675)       (142)
       Provision for losses and reserves
         on accounts receivable................        3,309       3,864

Change in assets and liabilities:
     Accounts receivable.......................        7,871      (7,861)
     Inventories, net..........................       (2,468)      5,373
     Income tax receivable.....................          543      11,412
     Other current assets......................          547       1,483
     Other assets..............................          148         136
     Accounts payable..........................       (3,558)       (413)
     Accrued liabilities.......................         (560)    (11,367)
     Accrued income taxes......................         (105)        531
     Other long-term obligations...............          206         778

                                                     -------     -------
          Net cash provided (used) by
           operating activities................      $(8,047)    $14,358
                                                     =======     =======

Supplemental schedule of non-cash
  investing and financing activities:
     Note payable issued to purchase
        property and equipment.................       $2,143      $1,102
     Capital lease obligations.................           --         904



     The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1--ACCOUNTING PRINCIPLES

The consolidated balance sheet as of July 3, 1999, the consolidated statements of operations for the three and six months ended July 3, 1999 and July 4, 1998, as well as the consolidated statements of cash flows for the six months ended July 3, 1999 and July 4, 1998, have been prepared by Exabyte Corporation (the "Company") without an audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation thereof, have been made.

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

Note 2--NEW ACCOUNTING PRONOUNCEMENT

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 prescribes accounting for changes in the fair value of derivatives. In July 1999, the FASB delayed the implementation date of this standard to all fiscal quarters of all fiscal years beginning after June 15, 2000. This delay was published as Statement of Financial Accounting Standards No. 137 ("SFAS 137"). The Company is in the process of assessing the effects of application of this statement, and believes it will not have a material impact on the Company's consolidated results of operations. Application may result in the recognition of components of comprehensive income which are discussed in Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income."

Note 3--INVENTORIES

Inventories consist of the following:
(In thousands)

                                                      July 3,       January 2,
                                                       1999           1999
                                                    ----------      ---------
Raw materials and component parts............         $16,526        $16,851
Work-in-process..............................           1,475          1,931
Finished goods...............................          11,464          8,215
                                                      -------        -------
                                                      $29,465        $26,997
                                                      =======        =======

Note 4--ACCRUED LIABILITIES
Accrued liabilities consist of the following:
(In thousands)

                                                      July 3,        January 2,
                                                       1999            1999
                                                    ----------      ----------
Wages and employee benefits..................         $ 6,067        $ 6,047
Warranty and other related costs.............           5,222          4,650
Other........................................           2,153          3,305
                                                      -------        -------
                                                      $13,442        $14,002
                                                      =======        =======

Note 5--BASIC AND DILUTED EARNINGS PER SHARE

The calculation of basic and diluted earnings per share ("EPS") is as follows:
(In thousands, except per share data)

                                        Three Months Ended              Six
Months Ended
                                       ---------------------
-------------------
                                       July 3,       July 4,           July 3,
    July 4,
                                        1999          1998              1999
     1998
                                       --------      -------           -------
    -------
Basic EPS computation:
    Net income (loss)..............     $(16,871)    $  151
$(20,371)     2,180
                                        ========     ======            ========
    ======
    Common shares outstanding......       22,210     22,332              22,201
    22,337
                                        ========     ======            ========
    ======
    Basic EPS......................     $  (0.76)    $ 0.01)           $
(0.92)    $ 0.10
                                        ========     ======            ========
    ======
Diluted EPS computation:
    Net income (loss)..............     $(16,871)    $  151
$(20,371)    $2,180
                                        ========     ======            ========
    ======
    Shares:
        Common shares outstanding..      22,210      22,332              22,201
    22,337
        Dilutive stock options.....          --         340                  --
       229
                                        -------      ------            --------
    ------
                                         22,210      22,672              22,201
    22,566
                                        =======      ======            ========
    ======
    Diluted EPS....................     $ (0.76)       0.01
(0.92)    $ 0.10
                                        =======      ======            ========
    ======

Excluded from potential common share calculations for the second quarter of 1999 and 1998 were 4,564,000 and 2,882,000 options to purchase shares of common stock, respectively, because their exercise prices were greater than the average fair market value of the Company's stock for the period, and as such they would be antidilutive. Impacting year-to-date share calculations for 1999 and 1998 was the first quarter exclusion of 4,811,000 and 4,109,000 options to purchase common stock, respectively, for this same reason.

In addition, for the second and first quarters of 1999, options to purchase 34,000 and 36,000 shares of common stock, respectively, were excluded from the diluted EPS computation above because of their antidilutive effect on net loss per share. Inclusion of these shares would have resulted in additional dilutive stock options outstanding of 1,100 for the quarter and 1,700 for year-to-date.

Since July 3, 1999, the Company issued 208,000 stock options which could have a dilutive effect on diluted net income per common share in the future.

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

The table below presents information about segments for the respective fiscal periods:
(In thousands)

                                8mm
                                Drives
                                and
Reconciling   Consolidated
                                Media      Libraries   Service    Other
Items         Totals
                                -------    ---------   -------    ------
-----------   ------------
THREE MONTHS ENDED 7/3/99:
Revenues from external
  customers.................    $37,116    $8,456      $4,054     $    --   $
(1,107)(a)  $48,519
Pre-tax results.............        409    (3,267)        (30)         --
(13,789)(b)  (16,677)

THREE MONTHS ENDED 7/4/98:
Revenues from external
  customers.................     50,910     14,989      5,736        100
(1,981)(a)   69,754
Pre-tax results.............     12,171        633        140        605
(13,321)(b)      228

SIX MONTHS ENDED 7/3/99:
Revenues from external
  customers.................     87,232     18,584      9,057         --
(3,704)(a)  111,169
Pre-tax results.............     11,117     (5,581)       983         --
(28,499)(b)  (21,980)

SIX MONTHS ENDED 7/4/98:
Revenues from external
  customers.................    113,340     28,825     12,393      1,317
(5,371)(a)  150,504
Pre-tax results.............     29,015      1,596      1,630      1,326
(30,264)(b)    3,303

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

PRODUCT DEVELOPMENT / MAMMOTH-2

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

The Company is currently developing Mammoth-2, the second generation of Exabyte's original Mammoth drive. Worldwide shipment of Mammoth-2 to customers is expected to begin in the fall of 1999.

There can be no assurance that Mammoth-2 or any other announced product or unannounced product in development will be successfully developed, made commercially available on a timely basis or achieve market acceptance. Any inability or delay of the Company to timely develop and manufacture this product would have a material adverse impact on its sales, as well as the sale of Mammoth tape drives and would have a material adverse effect on the Company's results of operations.

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

In mid-1997, Exabyte formed an internal task force to evaluate those areas of the Company that may be affected by the Year 2000 problem and devised a plan for the Company to become Year 2000 compliant in a timely manner (the "Plan"). An inventory of all critical systems has been completed. Systems upgrades, which are Year 2000 compliant, have been completed or are planned during 1999 in response to normal business needs. In addition, the Company could incur significant material costs in implementing the revised plan. Such material costs are currently unknown but may include temporary staffing and equipment. The Company has encountered delays in scheduling of testing and the replacement of some computer equipment, including equipment used in the Company's manufacturing process. The Company has developed a plan to place Exabyte back on schedule, however, there is no assurance that the replacement of equipment, or the testing of systems can be completed on a timely basis. *The Company anticipates completing the revised portions of the plan during the third quarter of 1999. The testing of these systems is scheduled to be completed during the fourth quarter of 1999.* In addition, the Company's subsidiaries are in the process of being incorporated into the Company's Plan to become Year 2000 compliant. *Exabyte anticipates that all subsidiaries are or will be Year 2000 compliant by the third quarter of 1999.*

There can be no assurance that the Company will be able to upgrade any or all of its, or its subsidiaries', major systems in accordance with the Plan or the revised plan, or, once upgraded, that the systems will be Year 2000 compliant. Should the Company fail to upgrade such systems in a timely manner, or should those upgrades fail to be Year 2000 compliant, the Company may be unable to conduct business or manufacture its products, which could cause a material adverse effect on the Company's results of operations.

The Company's suppliers (particularly sole-source and long lead-time suppliers) and key customers may be adversely affected by their respective failure to address the Year 2000 problem. Should any of the Company's suppliers encounter Year 2000 problems that cause them to delay manufacturing or shipments of key components to Exabyte, the Company may be forced to delay or cancel shipments of its products, which would have a material adverse effect on the Company's results of operations. Additionally, any inability of Exabyte's key customers to become Year 2000 compliant which would cause them to delay or cancel substantial purchase orders or delivery of Exabyte's products would also have a material adverse effect on the Company's results of operations. The Company is currently addressing the Year 2000 readiness of its suppliers and customers, as well as each of their respective suppliers, to address their Year 2000 readiness in a timely manner; however, there can be no assurance that any such effort will be successful. Letters have been sent to critical suppliers for information to assess their readiness. Additionally, the Company has become a member company of the High Tech Consortium Year 2000 and Beyond, L.L.C. ("HTC") (see their website at http://www.hightech2000.com). The HTC member companies have developed and are using a process for determining the Year 2000 readiness of suppliers and are sharing information on all supply chain information and contingency planning concerning Year 2000 issues. *The Company anticipates that these efforts will continue throughout 1999.*

Exabyte has incurred to date no incremental material costs associated with its efforts to become Year 2000 compliant, as the majority of the costs have occurred as a result of normal upgrade procedures. *Furthermore, with the exception of the costs that could be associated with the revised plan, the Company believes that future costs associated with its Year 2000 compliance effort will not be material.*

Currently, the Company is developing a contingency plan should the Company or its key suppliers be unsuccessful in its efforts to become Year 2000 compliant. *The Company anticipates that its contingency plan should be finalized by the third quarter of 1999. The Company could incur significant material costs related to its contingency plan.* Such material costs are currently unknown but may include costs associated with creating a buffer stock of the Company's products or other such measures the Company feels is necessary to maintain operations should the Company face adverse difficulties relating to the Year 2000 problem. Furthermore, until the Company has completed and implemented its contingency plan, it has no way of quantifying such costs of implementation.

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

Many of the Company's customers and end-users of Exabyte products are currently completing testing of their existing business products (including the Company's products) for Year 2000 compliance.*Because of the nature of the Year 2000 problem, as well as the complexity and costs associated with such testing procedures, it is possible that some of these customers and/or end-users will not purchase additional products (including the Company's products) following the completion of their Year 2000 testing until after the fourth quarter of 1999. Should this occur, Exabyte may experience a substantial shortfall in the sale of its products during the latter part of 1999, which could have a material adverse effect on the Company's results of operations.*

RESULTS OF OPERATIONS

The following table sets forth unaudited operating results for the three month periods ended July 3, 1999 and July 4, 1998 as a percentage of sales in each of these periods. This data has been derived from the unaudited consolidated financial statements.

                                                        Three Months Ended
     Six Months Ended
                                                       --------------------
    ------------------
                                                       July 3,      July 4,
    July 3,    July 4,
                                                        1999         1998
     1999       1998
                                                       -------      -------
    -------    -------
Net sales....................................          100.0%        100.0%
    100.0%     100.0%
Cost of goods sold...........................           87.0          70.8
     80.4       70.6
                                                       -----         -----
    -----      -----
Gross profit.................................           13.0          29.2
     19.6       29.4
Operating expenses:
  Selling, general and administrative........           29.8          20.8
     24.9       18.6
  Research and development...................           17.9           8.7
     14.8        8.8
                                                       -----         -----
    -----      -----
Income (loss) from operations................          (34.7)         (0.3)
    (20.1)       2.0
Other income, net............................            0.3           0.6
      0.3        0.2
                                                       -----         -----
    -----      -----
Income (loss) before income taxes............          (34.4)          0.3
    (19.8)       2.2
(Provision) benefit for income taxes.........           (0.4)         (0.1)
      1.5       (0.8)
                                                       -----         -----
    -----      -----
Net income (loss)............................          (34.8)%         0.2%
    (18.3)%      1.4%
                                                       =====         =====
    =====      =====

NET SALES

Net sales during the second quarter and first six months of 1999 decreased to $48.5 million and $111.2 million, respectively, from $69.8 million and $150.5 million, respectively, for the same periods in the previous year. These absolute dollar decreases represent a 30.5% decrease for the second quarter and a 26.1% decrease for the six month period.

The quarterly fluctuation is the result of decreased sales of end of life drives, Eliant(TM) 820 drives, 8mm libraries and media. Comparing the second quarter of 1999 to the same period in 1998, sales of end of life drives decreased to $0.4 million from $8.8 million, sales of Eliant(TM) 820 drives decreased to $11.2 million from $12.6 million, sales of 8mm libraries decreased to $5.5 million from $12.4 million and media sales decreased to $12.3 million from $15.2 million. For these same periods, service revenue decreased to $3.5 million from $4.7 million. These decreases were offset by increased sales of Mammoth/Mammoth-LT drives and DLTtape(TM) libraries. Mammoth/Mammoth-LT drive sales increased to $15.3 million in the second quarter of 1999 from $14.8 million for the same period in 1998. For these same periods, sales of DLTtape(TM) libraries increased to $2.8 million from $2.6 million. Reserves for sales programs offset by other miscellaneous revenue reduced net sales by $2.5 million in the second quarter of 1999 and by $1.4 million for this same period in 1998.

The six month fluctuation is the result of decreased sales of end of life drives, Eliant(TM) 820 drives and 8mm libraries. Comparing the first six months of 1999 to the same period in 1998, sales of end of life drives decreased to $0.4 million from $23.2 million, sales of Eliant(TM) 820 drives decreased to $20.9 million from $29.9 million and sales of 8mm libraries decreased to $11.9 million from $24.0 million. For these same periods, service revenue decreased to $8.0 million from $10.4 million. These decreases were offset by increased sales of Mammoth/Mammoth-LT drives, DLTtape(TM) libraries and media. Mammoth/Mammoth-LT drive sales increased to $33.7 million in the first six months of 1999 from $31.7 million for the same period in 1998. For these same periods, sales of DLTtape(TM) libraries increased to $6.7 million from $4.5 million and media sales increased to $33.3 million from $31.8 million.
Reserves for sales programs offset by other miscellaneous revenue reduced net sales by $3.9 million in the first six months of 1999 and $5.0 million for this same period in 1998.

The following table presents the Company's sales by product as a percentage of total net sales for the second quarter and first six months of 1999 and 1998:

PRODUCT MIX TABLE
(As a percentage of net sales)

                                            Three Months Ended
Six Months Ended
                                            ------------------
-------------------
                                            July 3,    July 4,
July 3,     July 4,
                                             1999       1998
1999        1998
                                            -------    -------
-------     -------
8mm drives:
  Mammoth, Mammoth LT
   and Eliant(TM)820...................     54.5%      39.4%
49.2%       40.9%
Libraries:
  10h, 210, 220, 440, 480, X200, EZ17,
  17D, 18D, 230D and 690D..............     17.3       21.6
16.8        19.0
Other end-of-life drives and libraries.      0.6       12.7
0.3        15.7
Media..................................     25.3       21.7
30.0        21.1
Service, spares and other..............      7.3        6.8
7.2         6.9
Sales allowances.......................     (5.0)      (2.2)
(3.5)       (3.6)
                                           -----      -----
-----       -----
                                           100.0%     100.0%
100.0%      100.0%
                                           =====      =====
=====       =====


























The following table presents the Company's sales to different customer types as a percentage of total net sales for the second quarter and first six months of 1999 and 1998:

CUSTOMER MIX TABLE
(As a percentage of net sales)

                                            Three Months Ended
Six Months Ended
                                            ------------------
-------------------
                                            July 3,    July 4,
July 3,      July 4,
                                             1999       1998
1999         1998
                                            -------    -------
-------      ------
Customer Type:
------------------
OEM....................................      46.3%      45.3%
43.0%        46.5%
Reseller...............................      48.4       51.5
52.5         49.5
End-user and other.....................       5.3        3.2
4.5          4.0
                                            -----      -----
-----        -----
                                            100.0%     100.0%
100.0%       100.0%
                                            =====      =====
=====        =====


The following table summarizes sales to major customers:

SALES TO MAJOR CUSTOMERS
(As a percentage of net sales)

                                            Three Months Ended              Six
Months Ended
                                            ------------------
----------------
                                            July 3,    July 4,
July 3,   July 4,
                                             1999       1998
1999      1998
                                            -------    -------
------    ------
Customer:
----------
OEM A..................................     18.9%      13.1%
16.7%     12.9%
OEM B..................................     14.8       12.9
12.6      12.4
Reseller C.............................     (x)        14.3
11.8      12.8
(x) Sales to this customer did not meet or exceed 10% of total sales in this period.

No other customers accounted for 10% or more of sales in any of these periods. *Since these and other major customers also sell competing products and continually review new technologies, there can be no assurance that sales to these or any other customers will continue to represent the same portion of the Company's future revenue.*

GROSS MARGIN

The gross margin percentages for the second quarter and first six months of 1999 were 13.0% and 19.6%, respectively. These percentages decreased from gross margin percentages for the same periods in 1998 of 29.2% and 29.4%, respectively. Margins were negatively impacted by lower net sales which are tied to a relatively fixed manufacturing cost structure. During the first six months of 1999, the Company had significantly more plant capacity than was being utilized at current manufacturing volumes. Additionally, product margins were negatively impacted by lower pricing as certain products approach end of life status.

OPERATING EXPENSES

Selling, general and administrative expenses for the second quarter increased to 29.8% of net sales in 1999 from 20.8% in 1998, although in absolute dollars they remained flat at $14.5 million for both periods. For the six month period, these expenses increased to 24.9% of net sales in 1999 from 18.6% in 1998, although in absolute dollars they decreased to $27.7 million from $27.9 million. These fluctuations were the result of decreased print advertising costs for both the quarter and year to date periods which were offset by increased sales and marketing salaries and travel. In addition, the Company took certain competitive pricing actions and instituted sales promotions late in the second quarter designed to increase awareness of and demand for the Mammoth product family.

Research and development expenses increased to $8.7 million and 17.9% of net sales for the second quarter of 1999 compared to $6.1 million and 8.7% for the same period in 1998. For the six month period, these expenses increased to $16.5 million and 14.8% of net sales in 1999 from $13.2 million and 8.8% in 1998. Increases were the result of increased spending to support the planned release of certain announced products during 1999. The Company has contracted with a third party for the development of technology related to future generation tape products. The Company incurred $581,000 of engineering expense in the second quarter of 1999.

OTHER INCOME, NET

Other income, net consists primarily of interest income and expenses, foreign currency translation gains and losses, and other miscellaneous items. Other income for the second quarter decreased to $172,000 from $430,000 for the same period in 1998. For the year to date periods, other income increased to $364,000 in 1999 compared to $233,000 in 1998. These fluctuations were the result of increased interest income and unfavorable translation impacts in 1999 over 1998.

TAXES

The provision for income taxes for the second quarter and first half of 1999 was (1.2%) and 7.3%, respectively, of pretax income. The provision for both comparable periods in 1998 was 34.0%. At July 3, 1999 management evaluated all available evidence related to the realizability of deferred tax assets reflected in the balance sheet. Based upon the weight of available evidence, both positive and negative, management determined that a valuation allowance was required on a portion of the deferred tax assets. *Management deemed it inappropriate to record any further deferred tax assets until projected operating results reflect greater certainty of profitability or the Company's ability to realize such benefits. Management believes that it is more likely than not that currently recorded deferred tax assets ($38.6 million at July 3, 1999) will be fully realized. If, in the future, the Company determines that these assets are impaired due to changes in projections of operations, future deferred tax assets may not be recorded and reserves may be established against the existing deferred tax assets which may have a material adverse impact on the tax rate and on the results of operations of the Company.*

NET INCOME (LOSS)

Basic net loss per share for the second quarter of 1999 was $0.76 compared to net income of $0.01 for the same period in 1998. For the first half of 1999, basic net loss per share was $0.92 compared to net income of $0.10 for the same period in 1998. Net income for both the quarter and first half of the year was adversely impacted by the decrease in net sales and gross margin compared to the same periods in 1998. *The Company recently announced a corporate restructuring effort which will result in a charge to earnings in the third quarter of 1999.*

LIQUIDITY AND CAPITAL RESOURCES

During the first six months of 1999, the Company expended $8.0 million of cash for operating activities, expended $6.6 million for capital equipment, expended $3.4 million on long-term obligations and received $356,000 for the insuance of common stock to company employees. Together, these activities resulted in a net decrease in the combined balance of cash and short-term investments of $17.6 million to a quarter-ending balance of $53.1 million. The Company's working capital decreased to $99.2 million at July 3, 1999 from $121.5 million at January 2, 1999.

The Company has a $7.5 million bank line of credit which expires May 15, 2000. Borrowings under this agreement are limited to 80% of eligible accounts receivable plus 25% of eligible inventory (limited to $3,000,000 of inventory). The ability to borrow under this line of credit is dependent upon the Company's adherence to a set of financial covenants. Additionally, payment of dividends is prohibited without prior bank approval. The Company was in technical violation of certain of these covenants at July 3, 1999; these violations were subsequently waived by the lender. On August 9, 1999 the amount available under the line was $7.5 million and no borrowings were outstanding. Borrowings under the line of credit bear interest at the lower of the bank's prime rate or LIBOR + 2%. Offsetting the amount available under the line of credit is a letter of credit which secures certain leasehold improvements made by the Company's subsidiary in Germany. This letter is currently for DM 1,100,000 and decreases by DM 100,000 in August of each year until it is fully depleted.
*The Company anticipates that it will renew this line at comparable terms upon its expiration.*

*The Company believes its existing sources of liquidity and funds expected to be generated from operations will provide adequate cash to fund the Company's anticipated working capital and other cash requirements through fiscal 1999. The Company anticipates that its cash balance will continue to decline through the third quarter of 1999.*

NEW ACCOUNTING PRONOUNCEMENT

Information concerning new accounting pronouncements is incorporated by reference from Item 1, "Notes to Consolidated Financial Statements," under the caption, "New Accounting Pronouncement".

MARKET RISK

The Company, from time to time, enters into foreign currency forward contracts in anticipation of movements in the dollar/yen exchange rate to hedge the purchase of certain inventory components from Japanese manufacturers.
Contracts are established with a maturity date within six months of the purchase date. To be considered a hedge, contracts must be established for future purchases denominated in yen. In circumstances where the timing of hedged purchases is deferred, the contract maturity dates are extended to cover the deferred payment. At July 3, 1999, there were no contracts outstanding.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Information concerning the Company's market risk is incorporated by reference from Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," under the caption, "Market Risk".

PART II.

Item 4.  Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Stockholders held on May 10, 1999, Messrs. Ralph Z. Sorenson and Thomas E. Pardun were re-elected to the Company's Board of Directors for a three-year term.

The vote was as follows:

Name of Director           Total Vote For           Total Vote Withheld
-----------------          --------------           -------------------
[S]
Ralph Z. Sorenson          19,500,018               309,413
A. Laurence Jones          19,516,247               293,184

Messrs. Mark W. Perry and William L. Marriner will continue in office until the 2000 Annual Meeting of Stockholders. Messrs. Peter D. Behrendt and A. Laurence Jones will continue in office until the 2001 Annual Meeting of Stockholders.

In addition, the following matter was approved:

                                        Total          Total         Total Vote
Matter Voted On                         Vote For     Vote Against    Abstaining
---------------------------------       --------     ------------    ----------

Ratification of
PricewaterhouseCoopers LLP as the
Company's independent accountants.....  19,671,882    94,339         43,210

Item 5.  Other Information

On May 10, 1999, the Board created additional executive officer positions for the Vice Presidents/General Managers of the Company's divisions. The Board determined that these positions should be accountable to both the Board and Chief Executive Officer and that each of these officers should determine, in consultation with the CEO and/or Board of Directors, the corporate policies applicable to the officer's specific division.

The current executive officers and their corresponding positions are as follows:

TITLE                                                NAME
-----                                                -----
Chairman, President
and Chief Executive Officer..........................William L. Marriner

Vice President, Chief
Financial Officer, General
Counsel and Secretary................................Stephen F. Smith

Vice President/General Manager
Drives and Storage Media division....................Farouk Al-Nasser

Vice President/General Manager
Worldwide Customer Support and Services division.....Manfred Benecken

Vice President/General Manager
Storage Automation Solutions division................Michael P. Koclanes

Item 6.  Exhibits and Reports on Form 8-K

(a)     Exhibit Index

          Exhibit
          Number               Description
          -------              -----------

          27.0                 Financial Data Schedule-Part I Exhibit

(b) Reports on Form 8-K: There were no reports on Form 8-K for the three month period ended July 3, 1999.

SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         EXABYTE CORPORATION
                                         Registrant



Date August 17, 1999                     By     /s/ Stephen F. Smith
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