Form 10-Q
period 1999-10-02
EXABYTE CORP /DE/
filed 1999-11-17
CIK 855109

-----------------------------------------------------------------------------
           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                               Form 10-Q

(Mark One)
/X/ Quarterly Report Pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended October 2, 1999

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

      Yes          /X/                      No          /  /


As of November 8, 1999, there were 22,753,911 shares outstanding of the Registrant's Common Stock (par value $0.001 per share).

-----------------------------------------------------------------------------

EXABYTE CORPORATION AND SUBSIDIARIES



TABLE OF CONTENTS



PART I.     FINANCIAL INFORMATION
                                                                        Page

Item 1.     Financial Statements
            Consolidated Balance Sheets --
            October 2, 1999 (Unaudited)and January 2, 1999..........    3

            Consolidated Statements of Operations --
                 Three and Nine Months Ended October 2, 1999
                 and October 3, 1998 (Unaudited)....................    4-5

            Consolidated Statements of Cash Flows --
                 Nine Months Ended October 2, 1999
                 and October 3, 1998 (Unaudited)....................    6-7

            Notes to Consolidated Financial Statements (Unaudited)..    8-11


Item 2.     Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations.........................................    12-20

Item 3.     Quantitative and Qualitative Disclosures About Market
                 Risk...............................................    20

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings.......................................    20

Item 6.     Exhibits and Reports on Form 8-K........................    20-22

PART I  Item 1.  Financial Statements
EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (In thousands, except per share data)
(Unaudited)

                                                     October 2,    January 2,
                                                       1999          1999
                                                     --------      --------
ASSETS
Current assets:
     Cash and cash equivalents....................   $ 29,655      $ 56,571
     Short-term investments.......................     11,804        14,145
     Accounts receivable, less allowance
       for doubtful accounts and reserves for
       customer returns and credits of $7,953 and
       $7,830, respectively.......................     30,601        38,014
     Inventories, net.............................     24,949        26,997
     Deferred income taxes........................     14,076        14,213
     Other current assets.........................      5,156         5,692
                                                     --------      --------
          Total current assets....................    116,241       155,632
Property and equipment, net.......................     26,090        28,396
Deferred income taxes.............................     24,503        22,732
Other assets......................................      1,168         1,076
                                                     --------      --------
                                                     $168,002      $207,836
                                                     ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable.............................   $ 13,010      $ 16,032
     Accruals and other liabilities...............     15,602        14,002
     Accrued income taxes.........................      2,226         2,370
     Current portion of long-term obligations.....      2,615         1,699
                                                     --------      --------
          Total current liabilities...............     33,453        34,103
Long-term obligations.............................      5,795         7,461
Stockholders' equity:
     Preferred stock, $.001 par value;
       14,000 shares authorized; no shares
       issued.....................................         --            --
     Common stock, $.001 par value; 50,000 shares
       authorized; 22,756 and 22,647 shares
       issued and outstanding, respectively.......     67,072        66,716
     Treasury stock, at cost, 455 shares..........     (2,742)       (2,742)
     Retained earnings............................     64,424       102,298
                                                     --------      --------
          Total stockholders' equity..............    128,754       166,272
                                                     --------      --------
                                                     $168,002      $207,836
                                                     ========      ========

       The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

                                                       Three Months Ended
                                                     ----------------------
                                                     October 2,    October 3,
                                                       1999          1998
                                                     --------      --------
Net sales....................................        $ 53,041      $ 72,805
Cost of goods sold...........................          45,755        51,639
                                                     --------      --------
Gross profit.................................           7,286        21,166

Operating expenses:
     Selling, general and administrative.....          15,973        13,723
     Research and development................           9,658         7,880
                                                     --------      --------
Loss from operations.........................         (18,345)         (437)
Other income, net............................             900           949
                                                     --------      --------
Income (loss) before income taxes............         (17,445)          512
Provision for income taxes...................             (58)         (174)
                                                     --------      --------
Net income (loss)............................        $(17,503)     $    338
                                                     ========      ========

Basic net income (loss) per share............        $  (0.78)     $   0.02
                                                     ========      ========
Common shares used in the calculation of
     basic net income (loss) per share.......          22,300        22,340
                                                     ========      ========
Diluted net income (loss) per share..........        $  (0.78)     $   0.02
                                                     ========      ========
Common and potential common shares used in
     the calculation of diluted net income
     (loss) per share........................          22,300        22,346
                                                     ========      ========



          The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

                                                       Nine Months Ended
                                                     ----------------------
                                                     October 2,    October 3,
                                                       1999          1998
                                                     --------      --------
Net sales....................................        $164,210      $223,309
Cost of goods sold...........................         135,066       157,946
                                                     --------      --------
Gross profit.................................          29,144        65,363

Operating expenses:
     Selling, general and administrative.....          43,701        41,642
     Research and development................          26,132        21,088
                                                     --------      --------
Income (loss) from operations................         (40,689)        2,633
Other income, net............................           1,264         1,182
                                                     --------      --------
Income (loss) before income taxes............         (39,425)        3,815

(Provision) benefit for income taxes.........           1,551        (1,297)
                                                     --------      --------
Net income (loss)............................        $(37,874)     $  2,518
                                                     ========      ========

Basic net income (loss) per share............        $  (1.70)     $   0.11
                                                     ========      ========
Common shares used in the calculation of
     basic net income (loss) per share.......          22,234        22,338
                                                     ========      ========
Diluted net income (loss) per share..........        $  (1.70)     $   0.11
                                                     ========      ========
Common and potential common shares used in
     the calculation of diluted net income
     (loss) per share........................          22,234        22,493
                                                     ========      ========



          The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)


                                                       Nine Months Ended
                                                     ----------------------
                                                     October 2,    October 3,
                                                       1999          1998
                                                     ---------     ---------
Cash flows from operating activities:
     Cash received from customers..............      $171,310      $220,192
     Cash paid to suppliers and employees......      (190,474)     (202,964)
     Interest received.........................         2,113         1,614
     Interest paid.............................          (380)         (465)
     Income taxes paid.........................          (209)         (728)
     Income tax refund received................           572        11,606
          Net cash provided (used) by                --------      --------
            operating activities...............       (17,068)       29,255
                                                     --------      --------


Cash flows from investing activities:
     Sale (Purchase) of short-term
       investments, net........................         2,341       (11,030)
     Capital expenditures......................        (8,725)       (6,234)
          Net cash used by                           --------      --------
            investing activities...............        (6,384)      (17,264)
                                                     --------      --------


Cash flows from financing activities:
     Net proceeds from issuance of
       common stock............................           356           499
     Purchase of treasury stock................            --        (2,332)
     Principal payments under long-term
       obligations.............................        (3,820)         (763)
          Net cash used by financing                 --------      --------
            activities.........................        (3,464)       (2,596)
                                                     --------      --------


Net increase (decrease) in cash and cash
     equivalents...............................       (26,916)        9,395
Cash and cash equivalents at beginning
     of period.................................        56,571        47,014
                                                     --------      --------
Cash and cash equivalents at end
     of period.................................      $ 29,655      $ 56,409
                                                     ========      ========

          The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

                                                       Nine Months Ended
                                                     ----------------------
                                                     October 2,    October 3,
                                                       1999          1998
                                                     ---------     ---------
Reconciliation of net income (loss) to net cash
  provided (used) by operating activities:
     Net income (loss).........................      $(37,874)     $  2,518
     Adjustments to reconcile net income (loss)
       to net cash provided (used) by operating
       activities:
       Depreciation, amortization
         and other.............................        12,012        12,490
       Deferred income tax benefit.............        (1,634)       (2,666)
       Provision for losses and reserves
         on accounts receivable................         4,939         6,802

Change in assets and liabilities:
     Accounts receivable.......................         2,474       (10,931)
     Inventories, net..........................         2,048        14,615
     Income tax receivable.....................           589        13,130
     Other current assets......................         1,146         2,440
     Other assets..............................          (129)          220
     Accounts payable..........................        (3,022)        1,340
     Accrued liabilities.......................         1,600       (13,137)
     Accrued income taxes......................          (144)        1,711
     Other long-term obligations...............           927           723

                                                     --------      --------
          Net cash provided (used) by
           operating activities................      $(17,068)     $ 29,255
                                                     ========      ========

Supplemental schedule of non-cash
  investing and financing activities:
     Note payable issued to purchase
        property and equipment.................      $  2,143      $  1,102
     Capital lease obligations.................            --           904



     The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1--ACCOUNTING PRINCIPLES

The consolidated balance sheet as of October 2, 1999, the consolidated statements of operations for the three and nine months ended October 2, 1999 and October 3, 1998, as well as the consolidated statements of cash flows for the nine months ended October 2, 1999 and October 3, 1998, have been prepared by Exabyte Corporation (the "Company") without an audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation thereof, have been made.

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

Note 3--INVENTORIES

Inventories consist of the following:
(In thousands)

                                                     October 2,    January 2,
                                                       1999          1999
                                                     --------      --------
Raw materials and component parts............        $ 13,616      $ 16,851
Work-in-process..............................           1,710         1,931
Finished goods...............................           9,623         8,215
                                                     --------      --------
                                                     $ 24,949      $ 26,997
                                                     ========      ========

Note 4--ACCRUED LIABILITIES
Accrued liabilities consist of the following:
(In thousands)

                                                     October 2,    January 2,
                                                       1999          1999
                                                     --------      --------
Wages and employee benefits..................        $  8,062      $  6,047
Warranty and other related costs.............           4,572         4,650
Other........................................           2,968         3,305
                                                     --------      --------
                                                     $ 15,602      $ 14,002
                                                     ========      ========

Note 5--BASIC AND DILUTED EARNINGS PER SHARE

The calculation of basic and diluted earnings per share ("EPS") is as follows:
(In thousands, except per share data)

                                                         Three Months Ended         Nine Months Ended
                                                       --------------------       --------------------
                                                       October 2,  October 3,     October 2,  October 3,
                                                         1999        1998           1999        1998
                                                       --------    --------       --------    --------
Basic EPS computation:
    Net income (loss)........................          $(17,503)   $    338       $(37,874)   $  2,518
                                                       ========    ========       ========    ========
    Common shares outstanding................            22,300      22,340         22,234      22,338
                                                       ========    ========       ========    ========
    Basic EPS................................          $  (0.78)   $   0.02       $  (1.70)   $   0.11
                                                       ========    ========       ========    ========
Diluted EPS computation:
    Net income (loss)........................          $(17,503)   $    338       $(37,874)   $  2,518
                                                       ========    ========       ========    ========
    Shares:
        Common shares outstanding............            22,300      22,340         22,234      22,338
        Dilutive stock options...............                --           6             --         155
                                                       --------    --------       --------    --------
                                                         22,300      22,346         22,234      22,493
                                                       ========    ========       ========    ========
    Diluted EPS..............................          $  (0.78)   $   0.02       $  (1.70)   $   0.11
                                                       ========    ========       ========    ========

Excluded from potential common share calculations for the third quarter of 1999 and 1998 were 4,147,000 and 3,939,000 options to purchase shares of common stock, respectively, because their exercise prices were greater than the average fair market value of the Company's stock for the period, and as such they would be antidilutive. Impacting year-to-date share calculations for 1999 and 1998 was the second quarter exclusion of 4,564,000 and 2,882,000 options to purchase common stock, respectively, and the first quarter exclusion of 4,811,000 and 4,109,000 options to purchase common stock, respectively, for this same reason.

In addition, for the third, second and first quarters of 1999, options to purchase 204,000, 34,000 and 36,000 shares of common stock, respectively, were excluded from the diluted EPS computation above because of their antidilutive effect on net loss per share. Inclusion of these shares would have resulted in additional dilutive stock options outstanding of 1,000 for both the quarter and year-to-date periods.

Since October 2, 1999, the Company has not issued any stock options.

Note 6 -- RESTRUCTURING

During the third quarter of 1999 the Company incurred $2.4 million in pre-tax charges related to a restructuring which simplified the Company's structure by combining several marketing and operational units under common management. These charges were related to workforce reductions including severance, outplacement and benefits. Severance costs related to domestic reductions in workforce of $1.3 million were paid in cash during the third quarter. The remaining $1.1 million is expected to be paid by the end of 1999. These charges include severance and outplacement benefits.

Note 7 -- SEGMENT INFORMATION

In 1998, the Company adopted Statement of Financial Accounting Standards No. 131 "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). At the time, the Company was organized on a divisional basis by product lines. Each product line was engineered, manufactured and marketed in one of three different operating segments. Certain other costs including administrative, sales, technical support and corporate marketing were not allocated to the segments and were considered corporate costs. During the third quarter of 1999, commensurate with the restructuring the Company collapsed the three separate operating segments into one. Currently, all operations of the Company are considered one operating segment. Therefore, no segment disclosures have been presented. The Company will continue to review the internal reporting structure for future changes that could result in disclosure of segments under SFAS 131.

Note 8--RECLASSIFICATIONS

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

The Company is currently developing Mammoth-2, the second generation of Exabyte's original Mammoth drive. Worldwide shipment of Mammoth-2 to customers is expected to begin in December of 1999.

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

In mid-1997, Exabyte formed an internal task force to evaluate those areas of the Company that may be affected by the Year 2000 problem and devised a plan for the Company to become Year 2000 compliant in a timely manner (the "Plan"). An inventory of all critical systems has been completed. Systems upgrades, which are Year 2000 compliant, have been completed or are planned during 1999 in response to normal business needs. The Company has encountered delays in scheduling of testing and the replacement of some computer equipment, including equipment used in the Company's manufacturing process. The Company has developed a plan to place Exabyte back on schedule, however, there is no assurance that the replacement of equipment, or the testing of systems can be completed on a timely basis. In addition, the Company could incur significant costs in implementing the revised plan. It is anticipated that such costs will not exceed $500,000. *The completion of the revised portions of the plan is continuning into the fourth quarter of 1999. The testing of these systems is scheduled to be completed during the fourth quarter of 1999.* In addition, the Company's subsidiaries are in the process of being incorporated into the Company's Plan to become Year 2000 compliant. The Company's subsidiaries have also encountered delays in completing testing and replacement. Such testing and replacement is now scheduled to be completed during the fourth quarter of 1999.

There can be no assurance that the Company will be able to upgrade any or all of its, or its subsidiaries', major systems in accordance with the Plan or the revised plan, or, once upgraded, that the systems will be Year 2000 compliant. Should the Company fail to upgrade such systems in a timely manner, or should those upgrades fail to be Year 2000 compliant, the Company may be unable to conduct business or manufacture its products after January 1, 2000, which could cause a material adverse effect on the Company's results of operations.

The Company's suppliers (particularly sole-source and long lead-time suppliers) and key customers may be adversely affected by their respective failure to address the Year 2000 problem. Should any of the Company's suppliers encounter Year 2000 problems that cause them to delay manufacturing or shipments of key components to Exabyte, the Company may be forced to delay or cancel shipments of its products, which would have a material adverse effect on the Company's results of operations. Additionally, any inability of Exabyte's key customers to become Year 2000 compliant which would cause them to delay or cancel substantial purchase orders or delivery of Exabyte's products would also have a material adverse effect on the Company's results of operations. The Company is currently addressing the Year 2000 readiness of its suppliers and customers, as well as each of their respective suppliers, to address their Year 2000 readiness in a timely manner. Letters have been sent to critical suppliers for information to assess their readiness. Additionally, the Company has become a member company of the High Tech Consortium Year 2000 and Beyond, L.L.C. ("HTC") (see their website at http://www.hightech2000.com). The HTC member companies have developed and are using a process for determining the Year 2000 readiness of suppliers and are sharing information on all supply chain information and contingency planning concerning Year 2000 issues. *The Company anticipates that these efforts will continue throughout 1999.* However, there is no assurance that all critical suppliers will be assessed for year 2000 readiness or will respond to the letters sent. Further, there can be no assurance that such suppliers will not encounter year 2000 problems that cause them to delay manufacturing or shipments of key components to Exabyte despite appearance of year 2000 readiness.

Exabyte has incurred to date no incremental material costs associated with its efforts to become Year 2000 compliant, as the majority of the costs have occurred as a result of normal upgrade procedures. *Furthermore, with the exception of the costs that could be associated with the revised plan, the Company believes that future costs associated with its Year 2000 compliance effort will not be material.*

Currently, the Company is developing a contingency plan should the Company or its key suppliers be unsuccessful in its efforts to become Year 2000 compliant. *The Company anticipates that its contingency planning will continue through the fourth quarter of 1999. The Company could incur significant material costs related to its contingency plan.* Such material costs are currently unknown but may include costs associated with creating a buffer stock of the Company's products or other such measures the Company feels is necessary to maintain operations should the Company face adverse difficulties relating to the Year 2000 problem. Furthermore, until the Company has completed and implemented its contingency plan, it has no way of quantifying such costs of implementation.

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

The following table sets forth unaudited operating results for the three and nine month periods ended October 2, 1999 and October 3, 1998 as a percentage of sales in each of these periods. This data has been derived from the unaudited consolidated financial statements.

                                                         Three Months Ended         Nine Months Ended
                                                       --------------------       --------------------
                                                       October 2,  October 3,     October 2,  October 3,
                                                         1999        1998           1999        1998
                                                       --------    --------       --------    --------
Net sales....................................          100.0%      100.0%         100.0%      100.0%
Cost of goods sold...........................           86.3        70.9           82.3        70.7
                                                       -----       -----          -----       -----
Gross profit.................................           13.7        29.1           17.7        29.3
Operating expenses:
  Selling, general and administrative........           30.1        18.9           26.6        18.7
  Research and development...................           18.2        10.8           15.9         9.4
                                                       -----       -----          -----       -----
Income (loss) from operations................          (34.6)       (0.6)         (24.8)        1.2
Other income, net............................            1.7         1.3            0.8         0.5
                                                       -----       -----          -----       -----
Income (loss) before income taxes............          (32.9)        0.7          (24.0)        1.7
(Provision) benefit for income taxes.........           (0.1)       (0.2)           0.9        (0.6)
                                                       -----       -----          -----       -----
Net income (loss)............................          (33.0)%       0.5%         (23.1)%       1.1%
                                                       =====       =====          =====       =====

RESTRUCTURING CHARGES

*The Company anticipates annual savings of approximately $11.0 million as a result of the restructuring. These savings include decreased payroll and fringe benefits, as well as savings on building rent, utilities and taxes. Expected payroll savings are the result of reductions in workforce and open positions that will not be filled as a result of the restructuring.*

Additional information concerning the restructuring is incorporated by reference from Item 1, "Notes to Consolidated Financial Statements," under the caption, "Note 6 -- Restructuring".

NET SALES

Net sales during the third quarter and first nine months of 1999 decreased to $53.0 million and $164.2 million, respectively from $72.8 million and $223.3 million, respectively for the same periods in the previous year. These absolute dollar decreases represent a 27.2% decrease for the quarterly periods and a 26.5% decrease for the nine month periods. DLTtape(TM) library sales increased in the third quarter and year-to date periods of 1999 over the comparable periods in 1998. Reserves for sales programs during these same periods decreased in 1999 over 1998, having a positive impact on net sales. These increases in net sales were offset by decreases in sales of all other products for the third quarter and year-to-date periods of 1999 over the comparable periods in 1998.

Sales of DLTtape(TM) libraries increased to $4.5 million and $11.2 million, respectively, for the third quarter and first nine months of 1999 compared to $3.7 million and $8.2 million for the same periods in 1998. For these same periods, reserves for sales programs decreased to $1.6 million and $5.5 million, respectively, in 1999 from $3.6 million and $9.0 million, respectively, in 1998.

Net sales of the following products decreased in the third quarter and first nine months of 1999, respectively, compared to the same periods in 1998, respectively: combined Mammoth and Mammoth-LT sales decreased to $13.6 million and $47.4 million, respectively, from $16.7 million and $48.4 million, respectively. Sales of 8mm libraries decreased to $8.7 million and $20.6 million, respectively from $10.4 million and $34.4 million, respectively.
Media sales decreased to $14.9 million and $48.2 million, respectively from $19.8 million and $51.5 million, respectively. Eliant(TM) 820 drive sales decreased to $9.1 million and $30.0 million, respectively, from $11.7 million and $41.5 million, respectively. Service revenue decreased to $3.7 million and $11.7 million, respectively, from $4.4 million and $14.8 million. Other end of life product sales (primarily the 8505XL and 8700) decreased to $0.2 million and $0.6 million, respectively, from $9.8 million and $33.4 million, respectively.

The following table presents the Company's sales by product as a percentage of total net sales for the thrid quarter and first nine months of 1999 and 1998:

PRODUCT MIX TABLE
(As a percentage of net sales)

                                                         Three Months Ended         Nine Months Ended
                                                       --------------------       --------------------
                                                       October 2,  October 3,     October 2,  October 3,
                                                         1999        1998           1999        1998
                                                       --------    --------       --------    --------
8mm drives:
  Mammoth, Mammoth LT
   and Eliant(TM)820.........................           42.9%       39.0%          47.1%       40.3%
Libraries:
  10h, 210, 220, 440, 480, X200, EZ17,
  17D, 18D, 230D and 690D....................           24.9        19.3           19.4        19.1
Other end-of-life drives and libraries.......            0.4        13.3            0.3        14.9
Media........................................           28.0        27.2           29.4        23.1
Service, spares and other....................            6.9         6.2            7.1         6.7
Sales allowances.............................           (3.1)       (5.0)          (3.3)       (4.1)
                                                       -----       -----          -----       -----
                                                       100.0%      100.0%         100.0%      100.0%
                                                       =====       =====          =====       =====


The following table presents the Company's sales to different customer types as a percentage of total net sales for the third quarter and first nine months of 1999 and 1998:

CUSTOMER MIX TABLE
(As a percentage of net sales)

                                                         Three Months Ended         Nine Months Ended
                                                       --------------------       --------------------
                                                       October 2,  October 3,     October 2,  October 3,
                                                         1999        1998           1999        1998
                                                       ---------   --------       ---------   --------
Customer Type:
------------------
OEM..........................................           36.5%       48.2%          40.9%       47.0%
Reseller.....................................           58.7        47.6           54.5        48.9
End-user and other...........................            4.8         4.2            4.6         4.1
                                                       -----       -----          -----       -----
                                                       100.0%      100.0%         100.0%      100.0%
                                                       =====       =====          =====       =====


The following table summarizes sales to major customers:

SALES TO MAJOR CUSTOMERS
(As a percentage of net sales)

                                                         Three Months Ended         Nine Months Ended
                                                       --------------------       --------------------
                                                       October 2,  October 3,     October 2,  October 3,
                                                         1999        1998           1999        1998
                                                       ---------   ---------      ---------   ---------
Customer:
----------
OEM A........................................           15.5%       16.1%          16.3%       13.9%
Reseller B...................................           15.4        14.4           12.9        13.3
OEM C........................................             (x)         (x)          11.3        11.1
Reseller D...................................           10.0          (x)            (x)         (x)
OEM E........................................             (x)       12.8             (x)         (x)
(x) Sales to this customer did not meet or exceed 10% of total sales in this period.

No other customers accounted for 10% or more of sales in any of these periods. *Since these and other major customers also sell competing products and continually review new technologies, there can be no assurance that sales to these or any other customers will continue to represent the same portion of the Company's future revenue.*

GROSS MARGIN

The gross margin percentages for the third quarter and first nine months of 1999 were 13.7% and 17.8%, respectively. Without restructuring charges, these margins were 15.0% and 18.2%, respectively. These percentages decreased from gross margin percentages for the same periods in 1998 of 29.1% and 29.3%, respectively. Margins were negatively impacted by lower net sales which are tied to a relatively fixed manufacturing cost structure. During the first nine months of 1999, the Company had significantly more plant capacity than was being utilized at current manufacturing volumes. Additionally, product margins were negatively impacted by lower pricing as certain products approach end of life status.

OPERATING EXPENSES

Selling, general and administrative expenses for the third quarter and first nine months of 1999 increased as a percentage of net sales to 30.1% and 26.6%, respectively, from 18.9% and 18.7%, respectively, for the same periods in the previous year. Without restructuring charges, these expenses for the third quarter and first nine months of 1999 were 27.4% and 25.7%, respectively. In absolute dollars, these increases without restructuring charges were $798,000 for the quarterly periods and $606,000 for the year to date period. The increase in absolute dollars was comprised principally of salaries and related costs and travel expenses. This increase in absolute dollars was one of the primary factors which resulted in the Company's decision to restructure operations to decrease required headcount.

Research and development expenses increased to 18.2% and 15.9%, respectively, for the third quarter and first nine months of 1999 compared to 10.8% and 9.4%, respectively for the same periods in the previous year. Without restructuring charges, these percentages for 1999 were 17.6% and 15.7%, respectively. In absolute dollars, these increases without restructuring charges were $1.4 million for the quarterly periods and $4.7 million for the year to date period. Spending has increased in the 1999 periods to support the planned release of certain announced products during 1999. In addition, the Company has contracted with a third party for the development of technology related to future generation tape products. Under this contract, the Company incurred $806,000 and $1.4 million of engineering expense, respectively, in the third quarter and first nine months of 1999.

OTHER INCOME, NET

Other income, net consists primarily of interest income and expenses, foreign currency translation gains and losses, and other miscellaneous items. Other income for the third quarter of 1999 decreased to $900,000 from $949,000 for the same period in 1998. For first nine months of 1999, other income increased to $1.3 million from $1.2 million for the same period in 1998. These fluctuations were the result of increased interest income and unfavorable translation impacts in 1999 over 1998.

TAXES

The provision for income taxes for the third quarter and first nine months of 1999 was (0.3)% and 3.9%, respectively, of pretax income. The provision for both comparable periods in 1998 was 34.0%. At June 3, 1999, management evaluated all available evidence related to the realizability of deferred tax assets reflected in the balance sheet. Based upon the weight of available evidence, both positive and negative, managment determined that a valuation allowance was required on a portion of the deferred tax assets. *Mangement deems it inappropriate to record any further deferred tax assets until projected operating results reflect greater certainty of profitability or the Company's ability to realize such benefits. Management believes that it is more likely than not that currently recorded deferred tax assets ($38.6 million at October 2, 1999) will be fully realized. If, in the future, the Company determines that these assets are impaired due to changes in projections of operations, future deferred tax assets may not be recorded and reserves may be established against the existing deferred tax assets which may have a material adverse impact on the tax rate and on the results of operations of the Company.*

NET INCOME (LOSS)

Basic net loss per share for the third quarter of 1999 was $0.78 compared to net income of $0.02 for the same period in 1998. For the first nine months of 1999, basic net loss per share was $1.70 compared to net income of $0.11 for the same period in 1998. Without restructuring charges, basic net loss per share for the quarterly and year to date periods of 1999 was $0.68 and $1.59, respectively. Net income for both the quarter and year to date in 1999 was adversely impacted by the decrease in net sales and gross margin compared to the same periods in 1998.

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of 1999, the Company expended $17.1 million of cash for operating activities, expended $8.7 million for capital equipment, expended $3.8 million on long-term obligations and received $356,000 for the insuance of common stock to company employees. Together, these activities resulted in a net decrease in the combined balance of cash and short-term investments of $26.9 million to a quarter-ending balance of $41.5 million. The Company's working capital decreased to $82.8 million at October 2, 1999 from $121.5 million at January 2, 1999.

The Company renegotiated a $7.5 million bank line of credit which expires
May 15, 2000. This line of credit is secured by a $7,500,000 investment with the lender and as a result, covenants from the previous line of credit have been eliminated. Use of the invested funds is not legally restricted. On November 2, 1999 the amount available under the line was $7.5 million and no borrowings were outstanding. Borrowings under the line of credit bear interest at the lower of the bank's prime rate or LIBOR + 2%. Offsetting the amount available under the line of credit is a letter of credit which secures certain leasehold improvements made by the Company's subsidiary in Germany. This letter is currently for DM 1,100,000 and decreases by DM 100,000 in August of each year until it is fully depleted. *The Company anticipates that it will renew this line at comparable terms upon its expiration.*

*The Company anticipates that its cash balance will continue to decline through the fourth quarter of 1999. The Company believes its existing sources of liquidity and funds expected to be generated from operations will provide adequate cash to fund the Company's anticipated working capital and other cash requirements through fiscal 2000.*

NEW ACCOUNTING PRONOUNCEMENT

Information concerning new accounting pronouncements is incorporated by reference from Item 1, "Notes to Consolidated Financial Statements," under the caption, Note 2--"New Accounting Pronouncement."

MARKET RISK

The Company, from time to time, enters into foreign currency forward contracts in anticipation of movements in the dollar/yen exchange rate to hedge the purchase of certain inventory components from Japanese manufacturers.

Contracts are established with a maturity date within six months of the purchase date. To be considered a hedge, contracts must be established for future purchases denominated in yen. In circumstances where the timing of hedged purchases is deferred, the contract maturity dates are extended to cover the deferred payment. At October 2, 1999, there were no contracts outstanding.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Information concerning the Company's market risk is incorporated by reference from Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," under the caption, "Market Risk".

PART II.

Item 1.  Legal Proceedings

On June 18, 1999, Ecrix Corporation filed a Complaint in the United States District Court for the District of Colorado seeking judgment declaring seven patents owned by Exabyte to be invalid or not infringed by certain tape drive products manufactured by Ecrix. Although Exabyte engaged in settlement discussions both before and after June 18, 1999, Ecrix rejected Exabyte's settlement offers. Therefore, on October 7, 1999, Exabyte filed an Answer and Counterclaim asserting infringement by Ecrix of eight patents. In response, Ecrix filed an Amended Complaint, which was effectively filed October 21, 1999, asserting additional antitrust claims under the Sherman Act and Colorado Antitrust Act, as well as claims of patent misuse, estoppel, unfair competition under Section 43(a) of the Lanham Act and common law, violation of Colorado Consumer Protection Act, and tortious interference. Exabyte will respond to Ecrix's Amended Complaint by November 19, 1999. A Scheduling Conference is scheduled to take place with the Court on November 18, 1999.


Item 6.  Exhibits and Reports on Form 8-K

(a)     Exhibit Index

          Exhibit
          Number               Description
          -------              -----------

          27.0                 Financial Data Schedule-Part I Exhibit

(b) Reports on Form 8-K: There were no reports on Form 8-K for the three month period ended October 2, 1999.

SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         EXABYTE CORPORATION
                                         Registrant



Date November 16, 1999                   By     /s/ Stephen F. Smith
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