Form 10-K405
period 2000-01-01
EXABYTE CORP /DE/
filed 2000-04-06
CIK 855109

-----------------------------------------------------------------------------
                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                             FORM 10-K

          (Mark One)
      [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the fiscal year ended January 1, 2000

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

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 2000 was $150,667,958 based on the closing sale price on such date(a). The aggregate number of shares of common stock outstanding on March 1, 2000 was 22,935,732.

Document incorporated by reference: Proxy Statement for the 2000 Annual Meeting of Stockholders scheduled to be held April 28, 2000: Part III, Items 10, 11, 12, and 13.

(a) Excludes 3,953,942 shares of common stock held by directors, executive officers and stockholders whose ownership exceeds ten percent of the common stock outstanding at March 1, 2000. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of registrant, or that such person is controlled by or under common control with the registrant.

PART I

Item 1.
BUSINESS.

THE COMPANY
===========

Exabyte Corporation ("Exabyte" or the "Company") was incorporated in June 1985 under the laws of the State of Delaware. Exabyte designs, manufactures and markets a full range of 8mm and MammothTape(TM) tape drives and robotic tape libraries as well as DLTtape(TM) robotic tape libraries. Exabyte also provides its own brand of recording media, software utilities and worldwide service and customer support.

The Company's strategic focus is the information storage and retrieval tape drive and library market for workstations, midrange computer systems and networks, primarily for data backup and archival applications. Computer manufacturers and resellers require a variety of storage products which vary in price, performance, capacity and form-factor characteristics as their needs for data backup and archival storage increase. Additionally, end users require reliable data backup and archival applications. Exabyte's current strategy is to offer a number of products to address a broad range of these requirements.

In 1999, the Company restructured its operations and consolidated its automation, drives and service divisions to reduce the redundancy in the management structure. The Company also established a wholly-owned subsidiary, CreekPath Systems, Inc., to provide high data availability solutions to Internet companies through Internet service providers and application service providers.

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

PRODUCTS AND SERVICES
=====================

Exabyte's products, marketed exclusively through resellers and original equipment manufacturer ("OEM") partners around the world, address the need for reliable, high-performance data storage in the fastest growing segments of the computer industry - NT, UNIX and Linux application and database servers.

Exabyte concentrates on the midrange application and database server market, manufacturing tape backup and network storage solutions for small, medium and large businesses. Exabyte provides cost-effective solutions in a range of technologies, including MammothTape(TM), 8mm and DLTtape(TM).

Throughout the past decade, Exabyte's products have found widespread use in attended and unattended network backup, automated storage management, near-online storage, archiving, data collection, software distribution and interchange.

In 1994, Exabyte announced a new technology, known today as MammothTape(TM) technology. MammothTape(TM) technology is an integrated system encompassing both tape drive design and advanced metal evaporated ("AME") media. All aspects of the technology are designed to work together to optimize recording performance and to help ensure the integrity of vital data.

Although based on 8mm helical-scan recording technology, the first-generation MammothTape(TM) drives incorporated several significant improvements: faster transfer rates, higher capacity, more immediate SCSI response, gentle tape handling, extensive error recovery, automated storage solutions and high-performance AME media.

There are currently three MammothTape(TM) technology tape drives, each scalable and suitable for specific business needs. Exabyte's Mammoth-2 ("M2(TM)") tape drives are made for the midrange market. Appropriate for NT, UNIX and Linux environments, they automatically scale their performance to match the host system, without impacting server performance. The original Mammoth tape drives provide consistent performance and reliability at a modest price. Mammoth-LT drives offer economical entry into MammothTape(TM) technology.

Combining MammothTape(TM) drives with Exabyte libraries creates automated data backup for businesses of all kinds. Exabyte's MammothTape(TM) technology libraries incorporate the elements needed to protect data and provide a solid growth path to the future.

Exabyte's Eliant(TM)820 tape drive is the Company's only 8mm "non-MammothTape(TM)" product offering. However, data recorded on Eliant(TM)820 tape drives are backward readable by Mammoth and Mammoth-LT tape drives, giving the Eliant(TM)820 end-users an easy migration path into Exabyte's MammothTape(TM) technology.

There can be no assurance that any of the current or announced products or services listed below will be successfully developed, made commercially available on a timely basis or achieve market acceptance. Exabyte encounters a number of risks in producing and selling its products and services. For a description of such risks see "RISK FACTORS--Mammoth-2," "RISK FACTORS--Product Development," "RISK FACTORS--Media Dependence," "RISK FACTORS--Product
Quality and Performance," "RISK FACTORS--Management of Business and Product Transitions" and "RISK FACTORS--Customer Dependence" below.

Tape Drive Products
===================

The primary factors distinguishing the Company's tape drive products from one another are data capacity and transfer rate. Data capacity refers to the total amount of data that can be stored on a single media cartridge. Transfer rate refers to the speed at which data may be transferred to or from the tape drive.

All data capacities and transfer rates indicated for the products listed below are compressed and assume a compression ratio of two-to-one unless stated otherwise. Actual compression will vary depending on the nature of the data and the drive and media quality.

Exabyte's tape drives offer data capacities* ranging from 14GB to 150GB and transfer rates* ranging from 2MB per second to 30MB per second. In 1999, sales of Exabyte's current tape drive products represented 45% of revenue, while in 1998 and 1997, sales represented 43% and 23% of total revenue, respectively.

The following table sets forth specific information about each of the Company's tape drives:

MammothTape(TM)Technology:
--------------------------
     Drive                Capacity*          Transfer Rate*
     -----                --------           -------------
     Mammoth-2             150GB                30MB/sec
     Mammoth                40GB                 6MB/sec
     Mammoth-LT             28GB                 4MB/sec

8mm Technology:
---------------
     Eliant(TM)820          14GB                 2MB/sec

*Data capacities and transfer rates for the Mammoth, Mammoth-LT and Eliant(TM)820 tape drives assume a compression ratio of two-to-one, while M2(TM) assumes a compression ratio of two-and-a-half-to-one.

Future Tape Drive Products
--------------------------

Mammoth-3

The Company is currently developing its Mammoth-3 ("M3(TM)") tape drive. The Company anticipates that this drive will feature a compressed data capacity of approximately 300GB and a compressed transfer rate of 50MB per second (assuming a compression ratio of two-and-a-half-to-one, although actual compression may vary depending on the nature of the data and the drive and media quality). M3(TM) is designed to be backward compatible with the Mammoth-Tape(TM) product line and will exclusively use AME media. See "RISK FACTORS-- Product Development," "RISK FACTORS--Media Dependence" and "RISK FACTORS-- Supplier Dependence" below. Worldwide shipment of M3(TM) to customers is expected to begin in 2001.

There can be no assurance that this or any other announced product or unannounced product in development will be successfully developed, made commercially available on a timely basis or achieve market acceptance. See "RISK FACTORS--Product Development" section below.

Robotic Tape Libraries
======================

Exabyte libraries are engineered to work with multiple tape drive technologies. This flexibility is designed to allow Exabyte to quickly address changing market conditions and respond to requests from our customers for automation solutions involving different tape technologies. The current Exabyte library family includes MammothTape(TM), DLTtape(TM) and, in the near future, LTO(RTM) technologies.

Exabyte libraries are designed to be scalable, allowing Exabyte to develop different sized libraries based on the same model, with room inside each box for expansion. This capability is intended to enable Exabyte designs to accommodate increases in customers' data storage needs, allowing customers to protect their library investment.

Exabyte engineered its library products to satisfy the reliability, service-ability and management requirements of storage networking. They combine the reliability of Exabyte robotics with features such as optional Ethernet ports, hot-pluggable tape drive carriers designed to be serviced during library operation, standard bar code scanners and removable magazines.

In 1999, revenues from current library sales were 13% of total revenue, while in 1998 and 1997, sales represented 14% and 15% of revenues, respectively.

All data capacities and transfer rates indicated for the products listed below are compressed and assume a compression ratio of two-to-one unless stated otherwise. Actual compression will vary depending on the nature of the data and the drive and media quality.

The following table sets forth specific information about Exabyte's robotic tape library products. Capacity and transfer rates reported assume each library is running at full capacity, as indicated in the column heading, "Full Capacity."

MammothTape(TM) Libraries:
--------------------------
     Library         Full Capacity            Capacity*     Transfer Rate*
     -------         -------------            --------      -------------
     X200            10 M2(TM) drives and       30TB            1TB/hour
                     200 media cartridges

     X80             8 M2(TM) drives and        12TB          864GB/hour
                     80 media cartridges

     220             2 M2(TM) drives and         3TB          216GB/hour
                     20 media cartridges

     EZ17            1 M2(TM) drive and          1TB          108GB/hour
                     7 media cartridges

     440/480         4 Mammoth drives and        3TB           86GB/hour
                     80 media cartridges

DLTtape(TM) Libraries:
----------------------
     Library         Full Capacity            Capacity*     Transfer Rate*
     -------         -------------            --------      -------------
     690D            6 DLT7000 drives and        6TB          216GB/hour
                     90 media cartridges

     230D            2 DLT7000 drives and        2TB           72GB/hour
                     30 media cartridges

     17D             1 DLT7000 drive and       490GB           36GB/hour
                     7 media cartridges

*Data capacities and transfer rates for the M2(TM) drive assume a compression ratio of two-and-a-half-to-one. All other data capacities and transfer rates assume a compression ratio of two-to-one,

Future Library Product Offerings
--------------------------------

The Company is currently developing a number of new library product offerings. Some of the products listed in the tables below represent library offerings which are designed to incorporate drives that are not yet available from the respective manufacturers. The Company intends to make the libraries available to its customers once the drives are available for the Company to incorporate into its libraries. The expected availability dates listed are estimated dates which the Company currently expects such drives to become available, but are subject to delays from the manufacturer which are beyond the control of the Company.

There can be no assurance that these or any other announced product or unannounced product in development will be successfully developed, made commercially available on a timely basis or achieve market acceptance. See "RISK FACTORS--Product Development" section below.

Future Announced MammothTape(TM) Libraries:
-------------------------------------------
     Library         Full Capacity            Capacity*     Transfer Rate*     Availability
     -------         -------------            --------      -------------      ------------
     430             4 M2(TM) drives and         4TB         432GB/hour        2nd Half 2000
                     30 media cartridges

     215             2 M2(TM) drives and         2TB         216GB/hour        2nd Half 2000
                     15 media cartridges

Future Announced LTO Ultrium(TM) Libraries:
-------------------------------------------
     Library         Full Capacity            Capacity*     Transfer Rate*     Availability
     -------         -------------            --------      -------------      ------------
     110L            1 drive and               2.5TB         144GB/hour        2nd Half 2000
                     10 media cartridges

     221L            2 drives and                5TB         288GB/hour        2nd Half 2000
                     20 media cartridges

     6108L           6 drives and               22TB         648GB/hour        2nd Half 2000
                     108 media cartridges

*Data capacities and transfer rates for M2(TM) assume a compression ratio of two-and-a-half-to-one, while data capacity and transfer rate compression for the other technologies assume compression ratios consistent with those technologies. All data capacities and transfer rates are subject to change.

Media
=====

Exabyte provides various types of media cartridges, as well as cleaning cartridges and data cartridge holders, for its tape drive products. The high-quality media, produced by multiple third parties, is available in different lengths to handle various data storage requirements. Sales of media and media related products represented approximately 30%, 23% and 15% of sales in 1999, 1998 and 1997, respectively.

The growth of Exabyte's current and future MammothTape(TM) drives is dependent upon the continuous supply of AME media. There are several risks associated with dependence on this type of media, including possible delays or cancellations of product shipments by the Company if the media is not received on a timely basis or at an acceptable quality level. See "RISK FACTORS--Media Dependence" below.

AME with SmartClean(TM)
-----------------------
AME media with SmartClean(TM) technology is used exclusively by M2(TM) and includes a section of cleaning tape at the beginning of each data cartridge. This cleaning tape is specifically designed to remove chemical films that can build up on heads. These films are caused by organic compounds and cannot be removed by other cleaning methods. The M2(TM) drive keeps statistics on its own operation and activates the SmartClean(TM) technology only when the drive needs cleaning. With normal use, extra cleaning cartridges are not needed.

AME Media
---------
Formulated specifically for Exabyte MammothTape(TM) tape drives, Exabyte AME tape offers expanded recording capacity and low abrasivity, which reduces mechanical wear. AME magnetic material is vertically aligned. This unique orientation and the absence of binder components on the media gives AME higher capacity and superior signal strength. AME's specially formulated backcoating dramatically reduces the buildup of static electricity and debris, greatly reducing the chance of read/write errors.

MP Media
--------
Exatape 8mm data-grade metal particle ("MP") media is designed to optimize drive performance and increases data integrity. The only media recommended for use in Exabyte Eliant(TM)820 tape drives and libraries, Exatape is laboratory certified. A special cartridge design resists contamination for prolonged shelf life.

The following table shows the compatibility of Exabyte's media with Exabyte's MammothTape(TM) and 8mm technology drives:

Exabyte Media Compatibility
---------------------------
Media                        M2(TM)           Mammoth           Mammoth-LT       Eliant(TM)820
=====                        ======           =======           ==========       =============
Metal Particle               NS*              Read Only         Read Only        Read/Write
AME                          Read             Read/Write        Read/Write       NS*
AME with SmartClean(TM)      Read/Write       NS*               NS*              NS*

*NS = Not Supported

NetStorM(TM)
============

NetStorm(TM), Exabyte's network storage management initiative, is designed to optimize the performance and management capabilities of Exabyte's drives, and libraries, each being certified with other vendors' products. From network backup through complex storage networks (SANs), NetStorM(TM) is designed to provide reliable, high-performance data solutions.

A SAN is a secondary network dedicated to backup and storage functions. The main purpose of a SAN is to centralize the storage function and relieve the primary network of massive data transfers that can slow it down. A SAN provides all the benefits of network backup with the ability to transport data over long distances. It also provides increased manageability and high performance.

Exabyte's library monitor provides Fibre Channel connectivity and Internet-enabled, Java-based out-of-band device management. The library monitor offers certified interoperability and end-to-end storage management capabilities, relying on compatibility with leading Internet service providers including CreekPath, Computer Associates, Veritas, and Hewlett-Packard to deliver management functions.

Service and Support
===================

Exabyte provides a full range of warranty and post-warranty support services for Exabyte's library, tape drive, and media products. These services, which are delivered through a worldwide network of service centers and authorized service providers, support Exabyte's OEM and reseller customers, as well as end users, in the deployment, operation and maintenance of Exabyte products.

The service programs offered by the Company include those listed below:


     Products                              Service Programs
     --------                              ----------------
     Robotic Tape Libraries................Hardware conversions
                                           Parts support
                                           Depot repair
                                           On-site service
     Exabyte Tape Drive Products...........Hardware upgrades
                                           Depot repair
                                           Advance exchange options
     Media.................................Warranty exchange
                                           Data recovery
                                           Media conversions
                                           Data migration

In addition to Exabyte's standard service and support offerings, the Company offers a support package, SupportSuite(TM), which consists of award-winning, international service and support offerings to help customers integrate the Company's products while protecting the customer's investment in Exabyte technology. Exabyte's SupportSuite(TM) spans entire product life cycles, providing a full range of data storage, migration, recovery, and storage automation services to ensure ongoing data protection.

In 1999, revenue from service and support programs accounted for 7% of total revenue, while in 1998 and 1997 these programs accounted for 7% and 6% of revenues, respectively.

CreekPath Systems
=================

The Company's wholly-owned subsidiary, CreekPath Systems, Inc. ("CreekPath"), was created in December 1999 to leverage Exabyte's investments and expertise in Storage Area Networks (SANs), Fibre Channel and Java-based software for storage resource management. CreekPath delivers high performance and high availability data solutions behind web servers by integrating SAN solutions, including switches, routers, tape libraries and RAID, together with Java-based management software and leading SAN data management solutions. CreekPath will use these technologies to deliver a storage service to Internet companies. As with any new venture, risks include the ability to hire appropriate personnel, capitalization of the plan, acceptance of products and services in a new market, and the availability of competitive products and services in the target market.

MARKETING AND CUSTOMERS
=======================

The Company markets its products worldwide to OEMs and resellers, and provides services directly to OEMs and to the consumers of Exabyte's reseller customers. Initial sales of new products are often made to resellers who are usually quicker to evaluate, integrate, and adopt new technology. OEM sales generally increase (relative to reseller sales) as the new product successfully completes the necessary qualification process. In particular, Exabyte's M2(TM) tape drive is dependent upon OEM adoption for its success. For a description of the risks associated with Exabyte's customers and customer dependence, see "RISK FACTORS--Mammoth-2," "RISK FACTORS--Customer Dependence," "RISK FACTORS-- Market Demand" and "RISK FACTORS--Year 2000 Compliance" below.

OEMs
====
OEM customers incorporate Exabyte products as part of their own systems. Exabyte works closely with its OEM customers during early product development stages to help ensure Exabyte's products will readily integrate into the OEM's systems.

The sales cycle for an OEM typically covers many months. During this time, the OEM evaluates the technology, qualifies the product specifications and verifies Exabyte's compliance with product specifications. The OEM then integrates the product into its system and publicly announces the integration toward the end of the sales cycle before volume shipments of Exabyte's products are made to the OEM. Product sales to OEMs represented 38% of total sales in 1999. In 1998 and 1997, these sales were 46% and 49%, respectively, of total sales.

Resellers
=========
The Company's reseller channel customers purchase products for resale and may provide, for example, distribution, financial terms and conditions, pre-sales, sales, post-sales system upgrades, or other value-added products and/or services. The Company supports authorized key account reseller channel customers by providing marketing and technical support directly to them as well as to their consumers, thereby incurring certain additional costs for such sales. Other costs and risks associated with Exabyte's distributors and/or authorized key account reseller channel customers may include inventory price protections, stock rotation obligations, short term marketing promotions, as well as customer and consumer rebates. The reseller business is also characterized by relatively short order lead times which limit the Company's ability to forecast sales to these customers. See "RISK FACTORS--Market Demand" below.

Sales to resellers represented approximately 58%, 50% and 46% of sales in 1999, 1998 and 1997, respectively.

International
=============
Exabyte also markets its products overseas directly to international OEMs and resellers. In addition, the Company also serves OEMs and end users through its international resellers. Each of the Company's international markets is served by resellers with rights to sell the Company's products in a country or group of countries. In addition, many of Exabyte's domestic customers ship a significant portion of Exabyte's products to their overseas customers. Direct international sales accounted for approximately 34%, 30%, and 32% of sales in 1999, 1998, and 1997, respectively. (See Note 9 of Notes to Consolidated Financial Statements.)

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

Principal Customers
===================

A partial list of Exabyte's OEM and reseller customers includes Bull S.A., Fujitsu Siemens Computers, IBM, Ingram Micro, Merisel, NCR, Sun Microsystems and Tech Data.

IBM, Sun Microsystems and Ingram Micro were the only three customers accounting for 10% or more of Exabyte's sales during fiscal 1999 and 1998, while IBM and Sun Microsystems were the only two customers who accounted for 10% or more of sales during fiscal year 1997. IBM accounted for 15% of sales in 1999 and 15% and 17% of sales in 1998 and 1997, respectively. Sun Microsystems accounted for 11% of sales in 1999 and 11% and 13% of sales in 1998 and 1997 respectively. Ingram Micro accounted for 14% of sales in 1999 and 13% of sales in 1998.
These three customers accounted for an aggregate of 40% of sales in 1999.

Loss of, or a significant reduction in sales to, any of Exabyte's key customers would have a material adverse effect on the Company's results of operations. For a description of these and other risks associated with Exabyte's customers and customer dependence, see "RISK FACTORS--Customer Dependence" and "RISK FACTORS--Market Demand" below.

COMPETITION
===========

The data storage market is extremely competitive and subject to rapid technological change. The Company believes that competition in the data storage market will continue to increase, particularly because manufacturers of all types of storage technologies compete for a limited number of customers. The Company believes that the main competitive factors considered by these customers are storage capacity, data transfer rate, price/performance, innovation, product quality and reliability, timing of new product introductions, volume availability, customer support and the company's financial strength.

Numerous companies are engaged in the research, development and commercial-ization of data storage products, including computer manufacturers such as IBM and Hewlett-Packard, that incorporate their own storage products into their systems. Some of the Company's current and potential competitors have significantly greater financial, technical, and marketing resources than Exabyte. There can be no assurance that they will not devote those resources to the aggressive marketing of helical scan, mini cartridge, half-inch cartridge, optical or other storage product technologies. Future developments of tape and optical technologies, as well as new forms of storage technologies, could create additional, significant competition to Exabyte. Other risks include loss of market share, timing to market, price erosion and pricing pressure. For a description of these and other risks associated with Exabyte's competition, see "RISK FACTORS--Mammoth-2" and "RISK FACTORS--Competition" below.

Exabyte's M2(TM) tape drive faces significant competition from current and announced tape drive products manufactured by Quantum, Sony and the LTO(RTM) Consortium. Some of these future products assert greater data capacities and transfer rates than M2(TM). The following table sets forth a comparison of Exabyte's M2(TM) and its competitors. The Company believes all data and expected availability dates shown below are accurate as of the date of filing. However, there can be no assurance that any of the below information will not change in the future.

                                         CAPACITY        TRANSFER RATE
DRIVE           MANUFACTURER             (Native)          (Native)           AVAILABILITY
-----           ------------             --------        -------------        ------------
M2(TM)          Exabyte                    60GB            12GB/sec           Now Shipping
DLT8000         Quantum                    40GB             6GB/sec           Now Shipping
AIT-2           Sony                       50GB             6GB/sec           Now Shipping
LTO(RTM)        LTO(RTM) Consortium       100GB            15GB/sec           2nd Half of 2000
SuperDLT        Quantum                   100GB            10GB/sec           2nd Half of 2000
M3(TM)          Exabyte                   120GB            20GB/sec           2001
AIT-3           Sony                      100GB            12GB/sec           2001

Further, the Company faces competition for its tape drives (excluding M2(TM)) and robotic tape library products from companies offering 8mm, half-inch, 4mm and mini-cartridge products.

There are several companies which offer competitive media products. Exabyte's service programs compete with those offered by independent service providers.

MANUFACTURING
=============

Exabyte manufactures parts or complete units of its tape drive and library products. Exabyte's Scotland facility customizes generic tape drives to meet customer-specific requirements for Exabyte's European customers. The Company currently employs just-in-time manufacturing techniques emphasizing flexibility and continuous product flow. These techniques depend on uninterrupted access to high-quality, competitively priced components in required volumes. The Company has a large number of sole-source dependencies for such components. Exabyte has executed master purchase agreements with some of its sole-source suppliers and conducts business with the rest of its suppliers on a purchase order basis. Reliance on sole-source suppliers can result in possible shortages of key components, reduced control over delivery schedules, manufacturing yields, quality and costs. See "RISK FACTORS--Supplier Dependence" below. Further, many such components are sourced from suppliers located outside the U.S. See "RISK FACTORS--Foreign Sourcing" below.

Exabyte obtains key materials and components necessary for manufacturing its products from its German subsidiary, Exabyte Magnetics GmbH ("EMG"), as well as from a number of third-party suppliers. Many of these key components are made to the Company's specifications and are acquired from sole sources.
See "RISK FACTORS--Supplier Dependence" and "RISK FACTORS--Mammoth-2" below.

The Company manufactures a mechanical deck mechanism for its MammothTape(TM) tape drive products. Production of these deck assemblies requires a more complex manufacturing process than the Company had previously undertaken. Difficulties in manufacturing this deck assembly caused production constraints for Exabyte's Mammoth tape drive in the past. There can be no assurance that such problems will not occur again in the future, particularly with M2(TM) or future MammothTape(TM) products. For a description of the risks associated with the production of the Company's MammothTape(TM) product line, see "RISK FACTORS--Mammoth-2," "RISK FACTORS--Product Development" and "RISK FACTORS-- Media Dependence" below.

Among the many key components for Exabyte's products and the supplier(s) supplying the components are:

     Component                          Supplier(s)
     ---------                          ---------
     8mm tape decks.....................Hitachi
     Circuit boards.....................Solectron
                                        SCI Systems
     Recording heads....................Alps
                                        EMG
     Reel Motor.........................Kumagaya
     Cartridge Loader...................Yano
     Misc. Deck Components..............Kenseisha
     AME Media..........................Sony
                                        MEI
                                        TDK

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

Hitachi
=======
On April 22, 1999, Exabyte entered into a joint development agreement with Hitachi, Ltd. ("Hitachi") for the development of Exabyte's future Mammoth-3 tape drive. The development and introduction of M3(TM) depends heavily upon the success of this joint development relationship.

In addition, on December 20, 1999, the Company entered into a second joint development agreement with Hitachi for the development of a scanner for Exabyte's M2(TM) tape drive. Although scanners for Exabyte's MammothTape(TM) drives are currently supplied by EMG, the procurement of a second source for the supply of scanners for M2(TM) is intended to reduce the risk of the development of this tape drive.

Both agreements provide that Exabyte shall retain ownership rights to any jointly developed product under the agreements. However, the agreements further provide that Hitachi has the right to license the technology, royalty-free, from Exabyte for any non-data storage purpose.

There can be no assurance that the joint development agreements will be successful or that any component developed under such agreements will meet the Company's specifications or be developed at an acceptable cost to the Company, which may cause a significant delay or even termination of the production of the tape drives, and would have a material adverse effect on the Company's competitive position and its results of operations. See "RISK FACTORS--Mammoth-2," "RISK FACTORS--Supplier Dependence" "RISK FACTORS--Third Party Contract Manufacturing" and "RISK FACTORS--Foreign Sourcing" below.

In addition, Hitachi also supplies the tape deck components for Exabyte's Eliant(TM)820 tape drives pursuant to an agreement dated December 11, 1996. The agreement has a term of three years, subject to two automatic 12-month extensions. While the purchase agreement contains certain restrictions regarding the sale of Hitachi's tape decks or customized parts to third parties, such limitations do not prevent Hitachi from individually developing similar components and selling such components to third parties or incorporating such components into its own competitive products.

There can be no assurance that the decks or other components supplied or developed by Hitachi will be successful or continue to be available at current supply levels or prices. The Company's inability to obtain decks or components at a commercially reasonable cost would cause a significant delay or even termination of the production of certain of the Company's tape drive products, and would have a material adverse effect on the Company's competitive position and its results of operations.

For a description of these and other risks associated with Hitachi or Exabyte's other suppliers, see "RISK FACTORS--Mammoth-2," "RISK FACTORS-- Supplier Dependence" and "RISK FACTORS--Foreign Sourcing" below.

RESEARCH AND DEVELOPMENT
========================

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

The Company's research and development expenses were approximately $35.7 million, $29.9 million and $40.9 million in 1999, 1998 and 1997, respectively. Except for certain software development costs, the Company's research and development costs are expensed as incurred.

PATENTS AND PROPRIETARY INFORMATION
===================================

Exabyte relies on a combination of patents, copyright and trade secret protections, non-disclosure agreements, and licensing arrangements to establish and protect its proprietary rights. During 1999, 18 patents were issued for Exabyte in the United States, of which four have been allowed but have not yet issued, all relating to technologies and other aspects of Exabyte tape drive and robotic tape library products. However, the Company believes that, because of the rapid pace of technological change in the tape storage industry, factors such as knowledge, ability and experience of Exabyte's employees, new product introductions and frequent product enhancements are often more significant than patent and trade secret protection.

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

BACKLOG
=======

Backlog consists of purchase orders for which a delivery schedule within six months has been specified by the customer. The Company's total backlog as of January 1, 2000 and January 2, 1999 totaled approximately $15.5 million and $19.8 million, respectively. Exabyte's customers typically are not obligated to purchase minimum quantities of the Company's products. Lead times for the release of purchase orders depend upon the scheduling practices of each customer. Exabyte believes that the rate of new orders will vary significantly from month to month. Customers may cancel or reschedule orders without significant penalty. In addition, the Company's actual shipments depend upon its production capacity and component availability. For these reasons, the Company's backlog as of any particular date may not be indicative of its actual sales for any succeeding fiscal period.

For a description of these and other risks associated with Exabyte's backlog management, see "RISK FACTORS--Inventory Write-downs and Special Charges" and "RISK FACTORS--Customer Dependence" below.

FOREIGN EXCHANGE AND IMPORT RESTRICTIONS
========================================

Many of the Company's key components and products are currently or may be manufactured overseas in countries such as Japan, Germany, China, Singapore, Indonesia and Malaysia. Additionally, a substantial portion of Exabyte's products incorporate subassemblies and components purchased from Japanese or other overseas suppliers in yen or another foreign currency. The Company's results of operations, therefore, may be materially affected by fluctuations in currency exchange rates. The Company, from time to time, enters into foreign currency forward contracts to hedge the purchase of certain inventory components from Japanese suppliers. (See Note 1 of Notes to the Consolidated Financial Statements.) See "RISK FACTORS-Market Risk" below.

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

EMPLOYEES
=========

As of January 29, 2000, the Company had 1,021 full-time and part-time employees worldwide, including 132 in engineering, 139 in manufacturing, 35 in marketing, 65 in quality control, 64 in general and administrative, 40 in information systems, 53 in services, 63 in logistics, 69 in technical support, 121 in sales, 225 in its German, Japan and Scotland subsidiaries and 15 in CreekPath Systems, Inc. None of the Company's employees is represented by a labor union although Exabyte's German subsidiary is subject to an organized Works Council.

The Company reduced its workforce in October 1997 and again in January 1998, partially as a result of its decision to close its Eagle(RTM) division.
These reductions resulted in the involuntary termination of approximately 200 employees. In August 1999, the Company reduced its workforce again, as a result of the re-consolidation of its segments and the outsourcing of certain service functions to third parties, resulting in the involuntary termination of approximately 200 employees at the end of 1999.

The Company faces extreme competition for key employees. Success depends to a significant extent upon the ability to attract, retain and motivate key engineering, marketing, sales, manufacturing, support and executive personnel. For a description of the risks associated with retaining key employees, see "RISK FACTORS--Key Employees" below.

RISK FACTORS
============

Mammoth-2
=========

The Company believes that its future success depends largely on the success of its Mammoth-2 tape drive. There are several risks related to the success of M2(TM), including supply, product transition, OEM qualification and adoption, and media availability.

Manufacturing
-------------
Should the Company be unable to manufacture M2(TM) in sufficient enough quantities to fulfill current or potential backlog orders, it could have a material adverse effect on the Company's results of operations. Exabyte's German subsidiary, EMG, develops, manufactures and supplies scanners and recording heads, key components of M2(TM), to the Company. These components require a high degree of manufacturing and technical expertise. The Company is highly dependent upon the continuous supply of these components for the success of its M2(TM) tape drive. Any inability of EMG to supply a sufficient number of high-quality components could have a material adverse effect on the Company's results of operations.

Product Transition
------------------
The Company is experiencing a period of business and product transition related to its M2(TM) product. Due to the recent release of M2(TM), customers may delay or cancel orders of Mammoth tape drives, which would have a material adverse effect on the Company's results of operations.

OEM Qualification and Adoption
------------------------------
The success of M2(TM) is heavily dependent upon the qualification and adoption of the drive by existing and potential OEM customers. Should M2(TM) not pass the qualification process of key OEM's, or should any key OEM fail to adopt M2(TM), it could have a material adverse impact on the Company's results of operations and may adversely affect Exabyte's competitive position.

One factor in the adoption of M2(TM) by potential OEM customers is the availability of a feature in the M2(TM) product to enable it to read data written by the earlier generation Mammoth tape drives. The Company expects that this backward-read feature will be available in the second quarter of 2000. Failure to achieve this backward-read feature on a timely basis could adversely affect OEM adoption of the M2(TM) product, the Company's competitive position and its results of operations.

Product Development
===================

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

Exabyte's Mammoth and M2(TM) tape drives incorporate a deck assembly mechanism manufactured by the Company. Prior to the introduction of Mammoth, the Company's manufacturing experience was largely limited to assembling and testing components purchased from third parties. Production of this deck assembly requires a complex manufacturing process that is partially derived from its previous experience in manufacturing the deck assembly for its Mammoth tape drive. There can be no assurance that any such manufacturing efforts will be successful. Should the Company experience any difficulties in the manufacture of the M2(TM) deck assembly, it could cause the Company to delay or cancel shipments of the M2(TM) drive, which would have a material adverse effect on the Company's results of operations, and would have a material impact on the Company's competitive position.

Supplier Dependence
===================

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

Hitachi
-------
Should Hitachi be unable to develop or produce the necessary components pursuant to the joint development agreements entered into by the Company and Hitachi to the Company's specifications or at an acceptable cost to the Company, it could adversely affect Exabyte's ability to successfully develop and/or introduce its Mammoth-3 tape drive or manufacture its M2(TM) tape drive. Additionally, even if Hitachi does successfully develop and produce the necessary components, there can be no assurance that the Company will be able to incorporate such components into its drives, or that any such incorporation will be at an acceptable cost to the Company. Any inability to incorporate the components developed by Hitachi, for any of the above reasons or otherwise, could have a material adverse effect on the Company's results of operations and could adversely impact its competitive position.

Additionally, Hitachi supplies mechanical tape decks for Exabyte's Eliant(TM)820 tape drive products. The Company may encounter delays in or termination of the production of these tape drives should supply problems arise with Hitachi. While Exabyte has a supply contract with Hitachi, there can be no assurance that the supply of tape decks will continue at required levels, or that prices will remain at the current levels.

ASIC Chips
----------
The Company obtains its ASIC chips for its MammothTape(TM) product line from several different sources. However, because of the substantial lead-time necessary for Exabyte to qualify other suppliers, Exabyte's inability to obtain an adequate supply of chips at a competitive price and high quality from any of its ASIC chip suppliers could cause the Company to delay or cancel shipments of its MammothTape(TM) products, which could have a material adverse effect on the Company's competitive position and its results of operations.

EMG
---
Exabyte's German subsidiary, EMG, develops, manufactures and supplies scanners and recording heads, key components of Exabyte's Mammoth and M2(TM) products. These components require a high degree of manufacturing and technical expertise. There can be no assurance that the Company will not experience production constraints in connection with its M2(TM) product, which would have a material adverse effect on the Company's results of operations.

Liquidity
=========

The Company believes its existing sources of liquidity and funds expected to be generated from operations will provide adequate cash to fund anticipated working capital and other cash requirements through fiscal 2000 and on a long term basis. On April 4, 2000, the Company obtained a commitment on a new $20.0 million line of credit with Congress Financial Corporation, a subsidiary of First Union National Bank. Under the terms of the commitment, Exabyte may borrow up to 80% of eligible accounts receivable. The line will be secured by accounts receivable and inventory. Borrowings under the line will bear interest at the lower of prime plus .5% or LIBOR plus 2.5%. The formal agreement is expected to close during April 2000. If actual operating results differ from projected results, the Company may be required to secure additional sources of financing. There can be no assurance that the Company will be able to procure any necessary additional financing or that such financing will be on terms acceptable or beneficial to the Company. (See MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, "LIQUIDITY AND CAPITAL RESOURCES")

Inventory/Logistics
===================

Some of Exabyte's customers may require as a part of the supplier relationship that Exabyte maintain inventory on behalf of the customer at one or more third party warehouse locations. Exabyte would be further required to retain title and ownership of any such inventory until it is physically pulled by the customer from the warehouse inventory stock.

Operating under this business model would cause the Company to incur additional costs associated with the shipment, maintenance and carrying costs of its inventory. Although the Company may attempt to pass these increased costs to the customer through increased product pricing, there can be no assurance that any such attempt would be successful. Should the Company be forced to internally absorb these additional costs, it could have a material adverse effect on the Company's results of operations.

In addition, the Company may be required to increase its inventory levels to assure compliance with the customer's new inventory requirements. Should the Company be unable to adequately manage such an increase in its inventory, it may result in the Company incurring special charges or inventory write-downs, or establishing additional inventory reserves, which would have a material adverse effect on the Company's results of operations.

Competition
===========

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

Exabyte's M2(TM) tape drive faces significant competition from current and announced tape drive products manufactured by Quantum, Sony and the LTO(RTM) Consortium. Some of these future products assert greater data capacities and transfer rates than M2(TM). Further, the Company faces competition for its tape drives (excluding M2(TM)) and robotic tape library products from companies offering 8mm, half-inch, 4mm and mini-cartridge products. Significant competition may also develop from companies offering erasable and non-erasable optical disks. In addition, other companies may introduce in the future competitive storage tape drives based on new technologies that may render the Company's products obsolete or non-competitive.

Key Employees
=============

The development, introduction and success of Exabyte's products depend largely on the continued employment of certain key employees. The loss of or inability to recruit key employees could delay internal product development schedules, interrupt team continuity and subject Exabyte to the risk of losing proprietary information to competitors or other third parties.
Exabyte has in the past lost key employees to competitors, including start-up companies in direct competition with Exabyte, and other companies and may likely lose key employees in the future. Although Exabyte has incentive programs in place that are designed to encourage the continuous employment and recruitment of certain key employees, there can be no assurance that such programs will be successful. Any such loss of key employees could have a material adverse effect on the Company's results of operations.

Media Dependence
================

Exabyte's MammothTape(TM) family is exclusively dependent upon the continuous supply of high-quality AME media. Exabyte's ability to sustain growth in the MammothTape(TM) product family depends on the availability of this media, which is produced to the Company's specifications. Currently, AME media is sourced from Matsushita Electric Industrial Co. Ltd. ("MEI"), TDK Corporation ("TDK") and Sony. In the event such media is not available in sufficient volume, at an acceptable quality level and at a competitive price, the Company could be forced to delay or cancel shipments of current Mammoth tape drive products and associated libraries, or delay the introduction of future MammothTape(TM) tape drive products, which could have a material adverse effect on the Company's competitive position and its results of operations.

Additionally, M2(TM) is heavily dependent upon the supply of AME media with SmartClean(TM) technology. This media is currently supplied solely from MEI. Exabyte is currently working with TDK in the early stages of its qualification process for this media. There can be no assurance that any media supplied by TDK will pass the Company's qualification processes or that the supplier's production of the media will be in the volume or of the quality required by Exabyte. Should Exabyte be unable to procure AME media with SmartClean(TM) in sufficient quantities and at acceptable quality levels, the Company may be forced to delay or cancel shipments of M2, which would have an adverse affect on the Company's competitive position and would have a material adverse impact on the Company's results of operations.

Patent Infringement and Propriety Rights
========================================

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

Additionally, the mechanized deck assembly incorporated in the MammothTape(TM) product line is produced by Exabyte rather than supplied from a third party. As such, the Company does not benefit from supplier indemnification regarding patent or other intellectual property infringement. There can be no assurance that the manufacture and/or sale of these tape drives will not infringe the proprietary rights of third parties.

Third Party Contract Manufacturing
==================================

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

The Company may enter into contracts with third parties outside the United States to manufacture certain products or components for Exabyte, which may impair the Company's ability to establish, maintain or achieve adequate manufacturing design standards or quality levels. In addition to normal market risks for utilizing third party manufacturers, contracting with foreign third party manufacturers subjects the Company to certain additional exposures, including political instability, currency controls and fluctuations, and tariff, import and other restrictions and regulations. Additionally, the sale of such products manufactured overseas to domestic federal or state agencies may be restricted by limitations imposed by the Buy American Act or the Trade Agreement Act.

Customer Dependence
===================

IBM, Sun Microsystems and Ingram Micro accounted for 15%, 14%, and 11% respectively, of Exabyte's sales in 1999, accounting for an aggregate of 40% of sales. None of Exabyte's customers is required to purchase a minimum quantity of the Company's products, and any customer may cancel or reschedule orders without significant penalty. The loss of one or more of these key customers or substantial cancellations by Exabyte's customers would have a material adverseeffect on the Company's results of operations. The Company has experienced delays in receipt of purchase orders and, on occasion, anticipated purchase orders have been rescheduled or have not materialized due to changes in customer requirements. In addition, significant rescheduling or deferrals of orders by any of these customers could cause substantial fluctuations in the Company's quarterly results. Additionally, Exabyte's library products represent higher-margin business to the Company. Any shortfall in the sale of these products would have a greater adverse impact on the Company's results of operations.

Market Demand
=============

The Company believes that the demand for its products is substantially dependent upon the demand for workstations, mid-range computer systems and networks. These markets tend to be volatile and subject to market shifts, which may or may not be discernible in advance by Exabyte. A slowdown in the demand for such products could have a material adverse effect on the demand for the Company's products in any given period. Any demand weakness, particularly in the reseller channel, which generally represents higher-margin sales, could have a greater impact on profitability and a material adverse effect on the Company's results of operations. Additionally, inaccuracies in market demand forecasts can quickly result in either insufficient or excessive inventories and disproportionate overhead expenses. In particular, the short order lead time characteristic of stales to resellers limits the Company's ability to forecast these sales. In 1999, 58% of the Company's sales were to resellers.

Volatility Of Stock Price
=========================

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

In addition, the stock market in recent years has experienced extreme price and volume fluctuations that have affected the market price of many high technology companies and that have often been unrelated or disproportionate to the operating performances of these companies.

Fluctuations In Quarterly Results
=================================

The Company's quarterly results can fluctuate substantially from quarter to quarter for various reasons. The markets served by Exabyte are volatile and subject to market shifts, which may or may not be discernible in advance by the Company. The Company's operations and revenues have in the past and will in the future reflect substantial fluctuations from period to period as a consequence of delays in product introduction, industry shifts, price erosion, general economic conditions affecting the timing of orders from customers, as well as other factors discussed herein.

Management of Business and Product Transitions
==============================================

The Company is currently experiencing a period of rapid business and product transition. The Company is also in the process of addressing the complexities of developing, manufacturing and servicing multiple products which incorporate several different technologies and which are sold through multiple marketing channels. This transition has placed a significant strain on the Company's management, operational and financial resources, and may continue to do so in the future. Effective management of this business transition will require Exabyte to continually implement and improve its operational, financial and information systems and to expand, train and manage its employee base.

Inventory Write-downs and Special Charges
=========================================

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

Product Quality and Performance
===============================

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

Foreign Sourcing
================

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

Foreign Sales
=============

Direct international sales accounted for approximately 34% of sales in 1999, and Exabyte currently expects that direct international sales will continue to represent a significant portion of the Company's revenue. In addition, many of the Company's domestic customers ship a significant portion of Exabyte's products to their customers overseas. Currently, a very small percentage of sales are denominated in foreign currencies and may be directly affected by foreign exchange rate fluctuations. Changes in the foreign exchange rates may also affect the volume of sales denominated in U.S. dollars to overseas customers. The Company's sales are also subject to risks common to export activities, including government regulation, tariffs, and import and environmental restrictions. Exabyte's international sales may also be subject to export licensing requirements.

Foreign Operations
==================

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

Anti-Takeover Provisions
========================

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

Securities Suits
================

A large number of companies, directors and officers in the high technology industry have been subjected to class action and derivative action suits filed in federal and state courts. These suits generally allege that the defendants failed to adequately disclose certain risks. The Company's results of operations could be materially affected by the legal costs of defending such actions, the diversion of management's attention from the Company's business, and the payment of any judgment or settlement arising out of any such actions against the Company in the future. In 1993, the Company successfully defended a series of such class actions at an immaterial cost to the Company and it is the Company's belief there are no current or pending securities related actions against the Company at this time.

Market Risk
===========

In the ordinary course of its operations, the Company is exposed to certain market risks, primarily changes in foreign currency exchange rates and interest rates. Uncertainties that are either nonfinancial or nonquantifiable, such as political, economic, tax, other regulatory or credit risks are not included in the following assessment of the Company's market risks.

Foreign Currency Exchange Rates:
The Company has foreign subsidiaries whose operations expose the Company to foreign currency exchange rate changes (See Note 1 of Notes to Consolidated Financial Statements). Foreign currency exchange rate changes could impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. At January 1, 2000, 8% of the Company's total assets were denominated in foreign currencies. During 1999, 1% of revenue and 13% of operating expenses were denominated in foreign currencies. The Company's exposure to currency exchange rate changes is diversified due to the number of different countries in which it conducts business. The Company has subsidiaries in Germany, the Netherlands, Japan, Singapore and Canada whose books of record are maintained in their local currency. Foreign currency gains and losses will continue to result from fluctuations in the exchange rates of these subsidiaries' operations compared to the U.S. dollar thereby impacting future operating results.

The Company purchases certain inventory components and services, denominated in yen, from Japanese manufacturers. Generally, such payments are settled at the prevailing spot rate. However, from time to time, the Company enters into foreign currency forward contracts in anticipation of movements in the dollar/yen exchange rate to hedge these purchases. Such contracts are established with a maturity date within six months of the purchase date. To be considered a hedge, contracts must be established for future purchases denominated in yen. In circumstances where the timing of hedged purchases is deferred, the contract maturity dates are extended to cover the deferred payment. At January 1, 2000, there were no contracts outstanding.

The Company prepared sensitivity analyses of its exposures from foreign assets as of January 1, 2000, and of exposure from anticipated foreign revenue, and operating expenses in 2000 using historical data and anticipated future activity to assess the impact of hypothetical changes in foreign currency exchange rates. Based upon the results of these analyses, the Company estimates that a 10% change in foreign currency exchange rates from the 1999 year end rates could have a $1.3 million impact on net assets, a $161,000 impact on net sales and a $1.2 million impact on operating expenses. These risks are materially similar to the risks presented in the prior year, and could have a material effect on the Company's results of operations, cash flows or financial condition for the next year.

The Company also prepared sensitivity analyses of its exposure related to yen denominated purchases. Using a hypothetical 10% change in the dollar/yen exchange rate from the year end rate, and projected 2000 purchases denominated in yen, the Company estimates a potential $6.3 million impact. The impact could affect a combination of net income and inventory, and could have a material effect on the Company's results of operations, cash flows or financial condition for the next year.

Interest Rates:
At January 1, 2000, investments, including cash equivalents, consist of held-to-maturity debt securities with maturity dates of nine months or less (see Note 1 of Notes to Consolidated Financial Statements). Changes in interest rates could impact the Company's anticipated interest income.

The Company prepared sensitivity analyses of its interest rate exposures to assess the impact of hypothetical changes in interest rates. Based on the results of these analyses, the Company estimates that a 10% change in interest rates from the 1999 year end rates could have a $265,000 impact on results of operations. This risk is materially similar to the risk presented in the prior year, and could have a material effect on the Company's results of operations, cash flows or financial condition for the next year.

Year 2000 Compliance
====================

The phenomenon, known generally as the Year 2000 problem, involves the potential inability of information or other data-dependent systems to properly distinguish year references as of the turn of the century. The Company believes the Year 2000 problem represents a material risk to the Company.

The Company experienced no disruption of operations during the rollover from December 31, 1999 to January 1, 2000. There can be no assurance, however, that critical system failures will not occur at other critical dates during the Year 2000. Should such system failure occur, the Company may be unable to conduct business or manufacture its products, which could cause a material adverse effect on the Company's results of operations.

For a full disclosure of the risks associated with the Company's Year 2000 Compliance, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Year 2000 Compliance" below.

EXECUTIVE OFFICERS OF THE COMPANY
=================================

The executive officers of the Company and their ages as of March 31, 2000, are as follows:

William L. Marriner    47     Chairman of the Board
                              President and Chief Executive Officer
Stephen F. Smith       50     Vice President, Chief Financial Officer,
                              Corporate Secretary and General Counsel
Farouk Al-Nasser       60     Vice President, General Manager, Data Storage
                              Products
Manfred Benecken       55     Vice President, General Manager, Quality and
                              Support Services
Michael P. Koclanes    43     President, CEO, CreekPath Systems, Inc.


Mr. William L. Marriner, age 47, joined Exabyte in March 1987 as Vice President of finance and administration and Chief Financial Officer. He was subsequently promoted to Senior Vice President in July 1991 and Executive Vice President in December 1994 and continued to serve as Chief Financial Officer until December 1997. Mr. Marriner was elected acting President and Chief Executive Officer in January 1997, President, Chief Executive Officer and director in July 1997 and Chairman of the Board in January 1998. Prior to joining the Company, Mr. Marriner held various positions at Storage Technology Corporation from 1978 to 1987, including Vice President of Pacific and Latin American operations, manager of business planning and administration for international operations and Assistant to the President.

Mr. Stephen F. Smith, age 50, joined the Company in June 1989 as Exabyte's General Counsel, and currently holds this position. Mr. Smith was appointed Vice President and Chief Financial Officer in December 1997. Mr. Smith has also served as Secretary since February 1995. Prior to joining Exabyte, Mr. Smith held various positions at Storage Technology Corporation from 1977 to 1989, including General Counsel, Senior Counsel and Director of International Financial Operations.

Dr. Farouk Al-Nasser, age 60, joined Exabyte in May 1997 as the Vice President and General Manager of the Drives and Storage Media division with over 30 years of experience in the high technology industry, and was subsequently appointed Vice President and General Manager of the Data Storage Products division after the Company's August 1999 restructuring. Previously, he served as founder, owner, chairman, president & CEO of 4MATT, Inc., a privately held company specializing in formatting data storage tape cartridges, from January 1994 to May 1997. From January 1990 to January 1994, he served as founder and president of IOTAPE (Iomega Tape Business Unit), a leading supplier of mini-cartridge tape drives for the desktop market. Prior to IOTAPE, Dr. Al-Nasser held various senior engineering, management, and executive positions at Cipher Data Products, SyQuest Technology, and Storage Technology Corporation. Dr.Al-Nasser holds a Ph.D. in Electrical Engineering.

Mr. Manfred Benecken, age 55, joined Exabyte in August 1995 as the Director for European Services. In November 1996 he relocated to the Company's Boulder facility. Mr. Benecken was promoted to Vice President and General Manager of Exabyte's Worldwide Customer and Support Services division in April 1997 and was subsequently appointed as Vice President and General Manager of the Quality and Support Services division after the Company's August 1999 restructuring.

Prior to joining Exabyte as a full-time employee, Mr. Benecken worked for Exabyte as a consultant in Europe from 1994 to 1995. Previously, Mr. Benecken spent 26 years with IBM in a variety of management positions in various areas within the company, including disk drive engineering and manufacturing, firmware development and management consulting.

Mr. Michael P. Koclanes, age 43 joined Exabyte in October 1994 as Vice President of Information Systems. In October 1996, Mr. Koclanes was appointed to the position of Vice President of Marketing and in May 1997 he was promoted to Vice President and General Manager of Exabyte's Storage Automation and Solutions division. In January 2000, Mr. Koclanes was appointed President and Chief Executive Officer of CreekPath Systems, Inc., a wholly-owned subsidiary of Exabyte, formed in December 1999. Prior to joining Exabyte, Mr. Koclanes worked for Sun Microsystems Computer Corp. in a variety of management positions, including director of new product introductions for graphics and desktop products and director of Sun European information systems. Prior to Sun Microsystems, Mr. Koclanes held a variety of management positions with Schlumberger, GM and McDonnell Douglas.

Executive officers serve at the discretion of the Board. There are no family relationships among any of the directors and officers.

Item 2.
PROPERTIES

The Company's corporate offices as well as the Company's research and development, and manufacturing facilities are located in Boulder, Colorado, in leased buildings aggregating approximately 358,898 square feet. The lease terms on these facilities expire on various dates ranging from December 31, 1999 to September 30, 2004. The Company believes that additional space will be available if needed for further expansion. The following chart identifies the location and type of each Exabyte property:

                                    LOCATION
                        -------------------------------------
   OFFICE TYPE          DOMESTIC                INTERNATIONAL
   -----------          --------                -------------
   R&D & Mfg.           Boulder, CO             Nuremberg, Germany
                        San Diego, CA           Falkirk, Scotland

   Procurement          Boulder, CO             Tokyo, Japan

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

Item 3.
LEGAL PROCEEDINGS

On June 18, 1999, Ecrix Corporation filed a Complaint in the United States District Court for the District of Colorado seeking judgment declaring seven patents owned by Exabyte to be invalid or not infringed by certain tape drive products manufactured by Ecrix. Although Exabyte engaged in settlement discussions both before and after June 18, 1999, Ecrix rejected Exabyte's settlement offers. Therefore, on October 7, 1999, Exabyte filed an Answer and Counterclaim asserting infringement by Ecrix of eight patents. In response, Ecrix filed an Amended Complaint, which was effectively filed October 21, 1999, asserting additional antitrust claims under the Sherman Act and Colorado Antitrust Act, as well as claims of patent misuse, estoppel, unfair competition under Section 43(a) of the Lanham Act and common law, violation of Colorado Consumer Protection Act, and tortious interference. Exabyte has responded to Ecrix's Amended Complaint. Discovery is proceeding. It is not possible to predict the outcome of this action. However, the Company believes that Ecrix's claims will not have a material adverse effect on the Company's results of operations.

Item 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Inapplicable.

PART II
Item 5.
MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's common stock has been traded in the over-the-counter market and has been quoted in the National Market System of the Nasdaq Stock Market ("Nasdaq") under the symbol EXBT since the Company's initial public offering on October 19, 1989. For the calendar quarters indicated, the following table shows the high and low trading prices of the Company's common stock as reported on Nasdaq.

Calendar Year                                          High          Low
-------------                                        --------      --------
1998
First Quarter................................        $ 9-5/8       $ 6-7/16
Second Quarter...............................         12-3/4         6-3/4
Third Quarter................................          8-3/8         5
Fourth Quarter...............................          9-1/16        4-1/2

1999
First Quarter................................        $ 6-5/8       $ 4-7/16
Second Quarter...............................          6-3/32        3-11/16
Third Quarter................................          5-3/32        3-3/8
Fourth Quarter...............................          9-1/8         4-1/4

2000
First Quarter (through February 1, 2000).....        $ 8-3/4       $ 7

On February 1, 2000, the Company had 593 holders of record of its common stock. The reported closing price of the common stock was $7-7/8. The Company has never paid cash dividends on its common stock. The Company presently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends on its common stock in the foreseeable future.

Item 6.
SELECTED FINANCIAL DATA

The selected financial data set forth below with respect to the Company's consolidated statements of operations for the fiscal years ended January 1, 2000, January 2, 1999, January 3, 1998, December 28, 1996 and December 30,
1995 and with respect to the consolidated balance sheets as of January 1, 2000, January 2, 1999, January 3, 1998, December 28, 1996 and December 30, 1995 are derived from audited consolidated financial statements. The consolidated financial statements for the years ended January 1, 2000, January 2, 1999 and January 3, 1998 are included elsewhere in this report on Form 10-K and the selected financial data shown below are qualified by reference to such financial statements.

(In thousands, except per share data)                                  Fiscal Years Ended
                                                      Jan. 1,     Jan. 2,     Jan. 3,     Dec. 28,    Dec. 30,
Consolidated Statement of Operations Data:              2000        1999        1998        1996        1995
------------------------------------------            --------    --------    --------    --------    --------
Net sales....................................         $222,827    $286,505    $335,684    $362,891    $374,147
Cost of goods sold...........................          182,875     207,604     288,053     265,002     311,891
                                                      --------    --------    --------    --------    --------
Gross profit.................................           39,952      78,901      47,631      97,889      62,256
Operating expenses:
     Selling, general and administrative.....           56,650      56,978      59,211      47,929      49,896
     Research and development................           35,725      29,888      40,909      38,391      36,956
                                                      --------    --------    --------    --------    --------
Income (loss) from operations................          (52,423)     (7,965)    (52,489)     11,569     (24,596)
Other income (expense), net..................            1,235       1,816        (634)      1,114       1,568
                                                      --------    --------    --------    --------    --------
Income (loss) before income taxes(1).........          (51,188)     (6,149)    (53,123)     12,683     (23,028)
(Provision) benefit for income taxes.........            1,401       3,382      22,312      (4,058)     10,593
                                                      --------    --------    --------    --------    --------
Net income (loss)............................         $(49,787)   $ (2,767)   $(30,811)   $  8,625    $(12,435)
                                                      ========    ========    ========    ========    ========
Basic net income (loss) per share............         $  (2.24)   $  (0.12)   $  (1.38)   $   0.39    $  (0.57)
                                                      ========    ========    ========    ========    ========
Common shares used in the calculation of
     basic net income (loss) per share(2)....           22,256      22,285      22,326      22,003      21,711
                                                      ========    ========    ========    ========    ========
Diluted net income (loss) per share..........         $  (2.24)   $  (0.12)   $  (1.38)   $   0.39    $  (0.57)
Common and potential common shares used               ========    ========    ========    ========    ========
     in the calculation of diluted net
     income (loss) per share(2)..............           22,256      22,285      22,326      22,307      21,711
                                                      ========    ========    ========    ========    ========
Consolidated Balance Sheet Data:
--------------------------------
Working capital..............................         $ 67,730    $116,953    $134,357    $150,713    $143,071
Total assets.................................          165,896     207,836     221,346     256,126     250,336
Long-term obligations, excluding current
     portion.................................            6,570       7,461       9,049      10,441      10,109
Stockholders' equity.........................          117,376     166,272     170,796     200,013     186,366

(1) The Company recorded restructuring charges in 1999 and 1997 totaling $2,446,000 and $34,947,000, respectively. See Note 10 of Notes to Consolidated Financial Statements.
(2) See Note 1 of Notes to Consolidated Financial Statements for an explanation of the determination of shares used in computing net income
     (loss) per share.

Quarterly Results of Operations (Unaudited)
-------------------------------------------
The following table sets forth unaudited operating results for each quarter of fiscal 1999 and 1998. This information has been prepared on the same basis as the audited financial statements and, in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation thereof. These unaudited quarterly results should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this annual report on Form 10-K. The operating results for any quarter are not necessarily indicative of results for any future period.

(In thousands, except per share data)                                Quarters Ended
                                                      Jan. 1,    Oct. 2,     Jul. 3,     Apr. 3,
                                                        2000       1999        1999        1999
                                                     --------    --------    --------    --------
Net sales..............................              $ 58,617    $ 53,041    $ 48,519    $ 62,650
Cost of goods sold.....................                47,809      45,755      42,200      47,111
                                                     --------    --------    --------    --------
Gross profit...........................                10,808       7,286       6,319      15,539
Selling, general and administrative....                12,949      15,973      14,478      13,250
Research and development...............                 9,593       9,658       8,690       7,784
                                                     --------    --------    --------    --------
Loss from operations(1)................               (11,734)    (18,345)    (16,849)     (5,495)
Other income (expense), net............                   (29)        900         172         192
                                                     --------    --------    --------    --------
Loss before income taxes...............               (11,763)    (17,445)    (16,677)     (5,303)
(Provision) benefit for income taxes...                  (150)        (58)       (194)      1,803
                                                     --------    --------    --------    --------
Net loss...............................              $(11,913)   $(17,503)   $(16,871)   $ (3,500)
                                                     ========    ========    ========    ========
Basic net loss per share...............              $  (0.53)   $  (0.78)   $  (0.76)   $  (0.16)
                                                     ========    ========    ========    ========
Diluted net loss per share.............              $  (0.53)   $  (0.78)   $  (0.76)   $  (0.16)
                                                     ========    ========    ========    ========

                                                             As a Percentage of Net Sales

Net sales..............................                 100.0%      100.0%      100.0%      100.0%
Cost of goods sold.....................                  81.6        86.3        87.0        75.2
                                                        -----       -----       -----       -----
Gross margin...........................                  18.4        13.7        13.0        24.8
Selling, general and administrative....                  22.1        30.1        29.8        21.2
Research and development...............                  16.3        18.2        17.9        12.4
                                                        -----       -----       -----       -----
Loss from operations(1)................                 (20.0)      (34.6)      (34.7)       (8.8)
Other income (expense), net............                  (0.1)        1.7         0.3         0.3
                                                        -----       -----       -----       -----
Loss before income taxes...............                 (20.1)      (32.9)      (34.4)       (8.5)
(Provision) benefit for income taxes...                  (0.2)       (0.1)       (0.4)        2.9
                                                        -----       -----       -----       -----
Net loss...............................                 (20.3)%     (33.0)%     (34.8)%      (5.6)%
                                                        =====       =====       =====       =====

(1) In the quarter ended October 2, 1999, the Company recorded pre-tax restructuring charges of $2,446,000 related to the consolidation of its operating structure. See Note 10 of Notes to Consolidated Financial Statements.

 (In thousands, except per share data)                               Quarters Ended
                                                     Jan. 2,     Oct. 3,     Jul. 4,     Apr. 4,
                                                       1999        1998        1998        1998
                                                     --------    --------    --------    --------
Net sales..............................              $ 63,196    $ 72,805    $ 69,754    $ 80,750
Cost of goods sold.....................                49,657      51,639      49,404      56,904
                                                     --------    --------    --------    --------
Gross profit...........................                13,539      21,166      20,350      23,846

Selling, general and administrative....                15,335      13,723      14,476      13,444
Research and development...............                 8,801       7,880       6,076       7,131
                                                     --------    --------    --------    --------
Income (loss) from operations..........               (10,597)       (437)       (202)      3,271
Other income (expense), net............                   633         949         430        (196)
                                                     --------    --------    --------    --------
Income (loss) before income taxes......                (9,964)        512         228       3,075
(Provision) benefit for income taxes...                 4,679        (174)        (77)     (1,046)
                                                     --------    --------    --------    --------
Net income (loss)......................              $ (5,285)   $    338    $    151    $  2,029
                                                     ========    ========    ========    ========
Basic net income (loss) per share......              $  (0.24)   $   0.02    $   0.01    $   0.09
                                                     ========    ========    ========    ========
Diluted net income (loss) per share....              $  (0.24)   $   0.02    $   0.01    $   0.09
                                                     ========    ========    ========    ========

                                                             As a Percentage of Net Sales
Net sales..............................                100.0%       100.0%      100.0%      100.0%
Cost of goods sold.....................                 78.6         70.9        70.8        70.5
                                                       -----        -----       -----       -----
Gross margin...........................                 21.4         29.1        29.2        29.5

Selling, general and administrative....                 24.3         18.9        20.8        16.7
Research and development...............                 13.9         10.8         8.7         8.8
                                                       -----        -----       -----       -----
Income (loss) from operations..........                (16.8)        (0.6)       (0.3)        4.0
Other income (expense), net............                  1.0          1.3         0.6        (0.2)
                                                       -----        -----       -----       -----
Income (loss) before income taxes......                (15.8)         0.7         0.3         3.8
(Provision) benefit for income taxes...                  7.4         (0.2)       (0.1)       (1.3)
                                                       -----        -----       -----       -----
Net income (loss)......................                 (8.4)%        0.5%        0.2%        2.5%
                                                       =====        =====       =====       =====

Item 7.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following tables set forth items in the Exabyte Corporation and Subsidiaries (the "Company") Consolidated Statements of Operations for the three years ended January 1, 2000, January 2, 1999 and January 3, 1998 as a percentage of net sales.
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   Fiscal  Years
                                                      1999              1998              1997
                                                     -----             -----             -----
Net sales...................................         100.0%            100.0%            100.0%
Cost of goods sold..........................          82.1              72.5              85.8
                                                     -----             -----             -----
Gross margin................................          17.9              27.5              14.2

Operating expenses:
  Selling, general and administrative.......          25.4              19.9              17.6
  Research and development..................          16.0              10.4              12.2
                                                     -----             -----             -----
Loss from operations........................         (23.5)             (2.8)            (15.6)
Other income (expense), net.................           0.6               0.6              (0.2)
                                                     -----             -----             -----
Loss before income taxes....................         (22.9)             (2.2)            (15.8)
Benefit for income taxes....................           0.6               1.2               6.6
                                                     -----             -----             -----
Net loss....................................         (22.3)%            (1.0)%            (9.2)%
                                                     =====             =====             =====

PRODUCT MIX TABLE

                                                                   Fiscal Years
                                                       1999              1998              1997
                                                      -----             -----             -----
8mm drives:
  Eliant(TM)820, Mammoth-LT, Mammoth
    and Mammoth-2...........................          44.9%             42.6%             23.1%
8mm Libraries:
  EZ17(TM), 210, 220, 440, 480, X80
  and X200..................................          13.2              13.9              15.3
DLTtape(TM) Libraries:
  17D, 230D and 690D........................           5.7               2.1                --
Media.......................................          30.4              23.4              14.6
Service, spares and other...................           6.9               6.7               6.6
End-of-life drives and libraries(x).........           2.3              15.3              45.5
Sales allowances............................          (3.4)             (4.0)             (5.1)
                                                     -----             -----             -----
                                                     100.0%            100.0%            100.0%
                                                     =====             =====             =====
(x)Prior year percentages reflect current year
   classifications of end-of-life products.

CUSTOMER MIX TABLE

                                                                     Fiscal Years
                                                     1999               1998               1997
                                                    -----              -----              -----
OEM.........................................         38.1%              46.3%              48.7%
Reseller....................................         57.7               49.5               46.1
End user and other..........................          4.2                4.2                5.2
                                                    -----              -----              -----
                                                    100.0%             100.0%             100.0%
                                                    =====              =====              =====

In addition to the historical information contained herein, the following discussion contains forward-looking statements that include risks and uncertainties. The Company has identified by *bold-face* various sentences within this discussion which contain such forward-looking statements. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. Words such as "believes," "anticipates," "expects," "intends," "plans," and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that my arise after the date of this report. Factors that could cause actual results to differ include but are not limited to, those identified herein, as well as, those discussed in the Company's filings on Form 10-K and Forms 10-Q.

PRELIMINARY FIRST QUARTER 2000 RESULTS
--------------------------------------

The Company reported on April 6, 2000 that it expects revenue for the first quarter of 2000 to be approximately $50,000,000 compared to $62,650,000 for the first quarter of 1999 and $58,617,000 for the fourth quarter of 1999.
The net loss of the first quarter of 2000 was estimated in the range of $13,000,000 to $14,000,000 or $0.58 to $0.62 per share compared to a net loss of $3,500,000 or $0.16 per share in the first quarter of 1999 and a net loss of $11,913,000 or $0.52 per share in the fourth quarter of 1999.

FISCAL YEAR 1999 COMPARED TO 1998
---------------------------------
The Company's net sales of $222.8 million during 1999 represent a decrease of 22.2% from net sales of $286.5 million during 1998. In general, sales of end-of-life and maturing products have decreased and such decreases have not been fully offset by increases in sales of newer products.

Sales of end-of-life products (primarily the 8505XL, 8700, 10h and 18D) decreased to $5.2 million in 1999 from $43.5 million in 1998. Sales of current 8mm drive products decreased to $99.9 million in 1999 from $122.0 million in 1998. Sales of current 8mm library products decreased to $29.4 million in 1999 from $40.0 million in 1998. Sales of services, spare parts and other decreased to $15.4 million in 1999 from $19.3 million in 1998. Offsetting these decreases were increased sales of current DLTtape(TM) libraries to $12.7 million in 1999 from $6.1 million in 1998. Sales of media also increased slightly to $67.7 million in 1999 from $67.1 million in 1998. Sales allowances decreased to $7.6 million in 1999 from $11.5 million in 1998, having a positive impact on net sales.

During 1999, the customer mix shifted to reseller customers from original equipment manufacturers ("OEMs"). Reseller channel sales decreased 9.5% in absolute dollars in 1999 from 1998 while OEM sales decreased 36% in 1999 from 1998. The Company undertook a number of initiatives during 1999 to position the Company in its reseller channel in anticipation of the introduction of the M2(TM) (Mammoth-2) tape drive late in the year.

Domestic sales represented 66.0% of net sales during 1999 compared to 70.5% in 1998. International sales represented 34.0% of net sales in 1999 compared to 29.5% during 1998.

The Company's gross margin percentage for 1999 decreased to 17.9% compared to 27.5% for 1998. Excluding restructuring charges, the 1999 gross margin was 18.2% (see Note 10 of Notes to Consolidated Financial Statements). Gross margins were negatively impacted by lower net sales which are tied to a relatively fixed manufacturing cost structure. During 1999, the Company had significantly more plant capacity than was being utilized at current manufacturing volumes. Additionally, product margins were negatively impacted by lower pricing as certain products approached end-of-life status.

Selling, general and administrative expenses decreased in absolute dollars to $56.7 million and 25.4% of total net sales in 1999 from $57.0 million and 19.9% of total net sales in 1998. Excluding restructuring charges, 1999 expenses were $55.2 million and 24.8% of total net sales (see Note 10 of Notes to Consolidated Financial Statements). The decrease in absolute dollars is mainly the result of advertising costs, which were higher in 1998 due to spending on reintroduction of the Mammoth tape drive as well as the introduction of several new library products. During 1999, there were fewer and smaller-scale product introductions.

Research and development expenditures increased to $35.7 million and 16.0% of total net sales in 1999 from $29.9 million and 10.4% of total net sales in 1998. Excluding restructuring charges, 1999 expenses were $35.4 million and 15.9% of total net sales (see Note 10 of Notes to Consolidated Financial Statements). Spending increased in 1999 to support the development and release of the M2(TM) tape drive, which the Company began selling in December 1999.
In addition, the Company has contracted with a third party for the development of technology related to future generations of the Company's MammothTape(TM) technology tape drive products. During 1999, the Company incurred $2.2 million of engineering expenses under this contract.

Other income, net consists primarily of interest income and expense, foreign currency translation gains and losses, state franchise taxes and other miscellaneous items. Other income was $1.2 million in 1999 compared to $1.8 million in 1998. This fluctuation was the result of unfavorable translation impacts partially offset by increased interest income in 1999 compared to 1998.

The income tax benefit for 1999 was 2.7% compared to a benefit of 55.0% in the prior year. See Note 6 of Notes to Consolidated Financial Statements for a description of the factors which resulted in the effective tax rates being different from the statutory tax rate of 35%.

At January 1, 2000, domestic net operating loss carryforwards of $75.5 million, which expire between 2018 and 2019, are available to offset future taxable income. Utilization of $6.1 million of the carryforwards is subject to an annual limitation of $670,000 through 2005. Foreign net operating loss carryforwards may be carried forward indefinitely. In addition, the Company has unused research and development credits of $3,405,000 which expire between 2012 and 2019 and alternative minimum tax credits of $1,113,000 which may be carried forward indefinitely.

At January 1, 2000, the Company has a deferred tax valuation reserve equal to 31.2% of total deferred tax assets. *Management believes that based on the available evidence, both positive and negative, it is more likely than not that currently recorded deferred tax assets ($38.6 million at January 1, 2000) will be fully realized. The minimum amount of future taxable income required to realize this asset is $110.3 million. Should projected results fall short of expectations, an additional valuation allowance against existing deferred tax assets may be required, which could have a material effect on the results of operations of the Company. The Company anticipates that it will continue to record future valuation reserves until the Company is able to demonstrate an ongoing profitable trend.

Additional information concerning the deferred tax asset valuation reserve is incorporated by reference from Item 1, "Notes to Consolidated Financial Statements," under the caption, "Note 6 - Income Taxes".

FISCAL YEAR 1998 COMPARED TO 1997
---------------------------------

The Company's net sales of $286.5 million during 1998 represent a decrease of 14.7% from net sales of $335.7 million during 1997. In general, this decrease is the result of decreased sales of 8205/8505 drives and Eagle(RTM) products. Sales of 8205/8505 drives decreased to $22.9 million in 1998 from $111.5 million in 1997. Sales of Eagle(RTM) products, which were discontinued in 1998, decreased to $2.1 million in 1998 from $19.6 million in 1997. Additionally, sales of current library products decreased to $56.1 million in 1998 compared to $61.0 million in 1997. These decreases were partially offset by increased sales of newer 8mm products and media. Sales of newer 8mm products increased to $129.5 million in 1998 from $87.0 million in 1997.
Sales of media increased to $67.1 million in 1998 compared to $49.1 million in 1997.

The relative customer mix during 1998 shifted slightly to resellers from OEMs and end users/others.

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

RESTRUCTURING CHARGES
---------------------

During the third quarter of 1999, the Company incurred $2.4 million in pretax charges related to a restructuring which simplified the Company's structure by combining the Company's three operating segments under common management.
*The Company anticipates annual savings of approximately $11.0 million as a result of the third quarter 1999 restructuring. These savings include decreased payroll and fringe benefits, as well as savings on building rent, utilities and taxes. Expected payroll savings are the result of reductions in workforce and open positions that will not be filled as a result of the restructuring. At January 1, 2000, $292,000 of severance and related cost accruals remain and are expected to be paid during the first half of 2000.*

Additional information concerning the restructuring is incorporated by reference from Item 1, "Notes to Consolidated Financial Statements," under the caption, "Note 10 - Restructuring".

MARKET RISK
-----------

In the ordinary course of its operations, the Company is exposed to certain market risks, primarily changes in foreign currency exchange rates and interest rates. Uncertainties that are either nonfinancial or nonquantifiable, such as political, economic, tax, other regulatory or credit risks are not included in the following assessment of the Company's market risks.

Foreign Currency Exchange Rates:
The Company has foreign subsidiaries whose operations expose the Company to foreign currency exchange rate changes (See Note 1 of Notes to Consolidated Financial Statements). *Foreign currency exchange rate changes could impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies.* At January 1, 2000, 7.7% of the Company's total assets were denominated in foreign currencies. During 1999, 0.7% of revenue and 13.4% of operating expenses were denominated in foreign currencies. The Company's exposure to currency exchange rate changes is diversified due to the number of different countries in which it conducts business. The Company has subsidiaries in Germany, the Netherlands, Japan, Singapore and Canada whose books of record are maintained in their local currency. *Foreign currency gains and losses will continue to result from fluctuations in the exchange rates of these subsidiaries' operations compared to the U.S. dollar thereby impacting future operating results.*

The Company purchases certain inventory components and services, denominated in yen, from Japanese manufacturers. Generally, such payments are settled at the prevailing spot rate. However, from time to time, the Company enters into foreign currency forward contracts in anticipation of movements in the dollar/yen exchange rate to hedge these purchases. Such contracts are established with a maturity date within six months of the purchase date. To be considered a hedge, contracts must be established for future purchases denominated in yen. In circumstances where the timing of hedged purchases is deferred, the contract maturity dates are extended to cover the deferred payment. At January 1, 2000, there were no contracts outstanding.

The Company prepared sensitivity analyses of its exposures from foreign assets as of January 1, 2000, and of exposure from anticipated foreign revenue, and operating expenses in 2000 using historical data and anticipated future activity to assess the impact of hypothetical changes in foreign currency exchange rates. *Based upon the results of these analyses, the Company estimates that a 10% change in foreign currency exchange rates from the 1999 year end rates could have a $1.3 million impact on net assets, a $161,000 impact on net sales and a $1.2 million impact on operating expenses. These risks are materially similar to the risks presented in the prior year, and could have a material effect on the Company's results of operations, cash flows or financial condition for the next year.*

The Company also prepared sensitivity analyses of its exposure related to yen denominated purchases. *Using a hypothetical 10% change in the dollar/yen exchange rate from the year end rate, and projected 2000 purchases denominated in yen, the Company estimates a potential $6.3 million impact. The impact could affect a combination of net income and inventory, and could have a material effect on the Company's results of operations, cash flows or financial condition for the next year.*

Interest Rates:
At January 1, 2000, investments, including cash equivalents, consist of held-to-maturity debt securities with maturity dates of nine months or less (see Note 1 of Notes to Consolidated Financial Statements). *Changes in interest rates could impact the Company's anticipated interest income.*

The Company prepared sensitivity analyses of its interest rate exposures to assess the impact of hypothetical changes in interest rates. *Based on the results of these analyses, the Company estimates that a 10% change in interest rates from the 1999 year end rates could have a $265,000 impact on results of operations. This risk is materially similar to the risk presented in the prior year, and could have a material effect on the Company's results of operations, cash flows or financial condition for the next year.*

EMPLOYEE STOCK PURCHASE PLAN
----------------------------

The Company currently has 9,000 shares available for issue under the Employee Stock Purchase Plan. As a result, more shares must be authorized in order to fulfill any future issuances under the plan, including those for the purchase period from January 1, 2000 to June 30, 2000. *For shares that will be issued during this period, if there is a net increase in the market value of the Company's stock between grant date (January 1, 2000) and the date which shares are formally authorized, the Company will recognize this increase as compensation expense.*

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During 1999, the Company expended $23.8 million of cash for operating activities, received $891,000 from the issuance of common stock to Company employees, expended $11.0 million for capital equipment and paid $4.2 million on long-term liabilities. Together, these activities resulted in a decrease in the combined balance of cash and short-term investments of $38.1 million to a year-ending balance of $32.6 million. The Company's working capital decreased to $67.7 million on January 1, 2000 from $117.0 million on January 2, 1999.

The Company maintains a $7.5 million bank line of credit which expires
August 1, 2000. This line of credit is secured by $7.5 million in marketable securities held by an affiliate of the lender. The line of credit has no financial covenants. Use of the invested funds is not legally restricted.
On January 1, 2000, the amount available under the line was $7.5 million and no borrowings were outstanding. Borrowings made under the agreement bear interest at the lower of the bank's prime rate or LIBOR + 2%.

Offsetting the amount available under the line of credit is a letter of credit which secures certain leasehold improvements made by the Company's subsidiary in Germany. This letter is currently for DM 1.1 million and decreases by DM 100,000 in August of each year until it is fully depleted.

On April 4, 2000, the Company obtained a commitment on a new $20.0 million line of credit with Congress Financial Corporation, a subsidiary of First Union National Bank. Under the terms of the commitment, Exabyte may borrow up to 80% of eligible accounts receivable. The line will be secured by accounts receivable and inventory. Borrowings under the line will bear interest at the lower of prime plus .5% or LIBOR plus 2.5%. *The formal agreement is expected to close during April 2000.*

*The Company currently expects to make capital expenditures of approximately $14.0 to $18.0 million during 2000. The Company believes its existing sources of liquidity and funds expected to be generated from operations will provide adequate cash to fund anticipated working capital and other cash requirements through fiscal 2000 and on a long term basis.*

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

Information concerning new accounting pronouncements is incorporated by reference from Item 1, "Notes to Consolidated Financial Statements," under the caption, "Note 1 - Operations and Summary of Significant Accounting Policies", "New Accounting Pronouncement."

YEAR 2000 COMPLIANCE
--------------------

The phenomenon, known generally as the Year 2000 problem, involves the potential inability of information or other data-dependent systems to properly distinguish year references as of the turn of the century.

*The Company believes the Year 2000 problem represents a material risk to the Company.*

The Company itself is heavily dependent upon the proper functioning of its own computer- or data-dependent systems, including, but not limited to, its systems in areas such as information, business, financial, operations, manufacturing and service. *Any failure or malfunctioning on the part of these or other systems could adversely affect the Company in ways that are not currently known, discernable, quantifiable or otherwise anticipated by the Company.*

In mid-1997, Exabyte formed an internal task force to evaluate those areas of the Company that might be affected by the Year 2000 problem and devised a plan for the Company to become Year 2000 compliant in a timely manner (the "Plan"). An inventory of all critical systems was completed during 1999. Year 2000 compliant system upgrades were completed prior to December 31, 1999. Testing of these systems was completed during the fourth quarter of 1999. The Company's subsidiaries were also incorporated into the Company's Plan to become Year 2000 compliant.

The Company experienced no disruption of operations during the rollover from December 31, 1999 to January 1, 2000. *There can be no assurance, however, that critical system failures will not occur at other critical dates during the year 2000. Should such system failure occur, the Company may be unable to conduct business or manufacture its products, which could cause a material adverse effect on the Company's results of operations.*

The Company's suppliers (particularly sole-source and long lead-time suppliers) and key customers have, to date, not been adversely affected by any Year 2000 problem. *There can be no assurance, however, that any of the Company's suppliers will not experience a Year 2000 related problem during the balance of the year 2000. Should any of the Company's suppliers encounter Year 2000 problems that cause them to delay manufacturing or shipments of key components to Exabyte, the Company may be forced to delay or cancel shipments of its products, which would have a material adverse effect on the Company's results of operations. Additionally, Exabyte's key customers may experience Year 2000 problems at critical dates during the year which would cause them to delay or cancel substantial purchase orders or delivery of Exabyte's products which would also have a material adverse effect on the Company's results of operations.*

Exabyte incurred costs of approximately $200,000 in upgrading its systems to become Year 2000 compliant. The Company has developed a contingency plan should the Company experience a Year 2000 problem. No material costs were incurred during the development of the contingency plan.

*The Company believes that the tape drives and tape libraries manufactured or produced by the Company do not use and have not used date data in order to meet stated functional performance characteristics. The Company further believes such products accurately process date data (including, but not limited to, calculating, comparing and sequencing) from, into and between the twentieth and twenty-first centuries, including leap year calculations, provided such products operate in accordance with the Company's published specifications, and further provided that all hardware, third-party software and firmware used in combination with the Company's products properly exchange date data with such products. However, there can be no assurance that the Company's products will function in this manner. Any failure of the Company's products to perform in accordance with specifications could result in the loss of critical user data, resulting in claims against the Company for damages arising from such data loss, which could have a material adverse effect on the

Company's results of operations.* We have not been notified of any date data failure to date as the result of any Year 2000 problem.

*In addition, Exabyte believes that many companies in the high technology industry will face significant litigation in the future should problems caused by Year 2000 noncompliance arise. Because Exabyte operates in the high technology industry, the Company believes that it may be the subject of such litigation, which could have a material adverse effect on the Company's results of operations.*

Item 7A.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information concerning the Company's market risk is incorporated by reference from Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation," under the caption, "Market Risk."

Item 8.
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                         Page

Report of Independent Accountants...................................      45

Consolidated Balance Sheets -
  January 1, 2000 and January 2, 1999...............................      46

Consolidated Statements of Operations - for the years ended
  January 1, 2000, January 2, 1999 and January 3, 1998..............      47

Consolidated Statements of Changes in Stockholders' Equity -
  for the years ended January 1, 2000, January 2, 1999 and
  January 3, 1998...................................................      48

Consolidated Statements of Cash Flows -
  for the years ended January 1, 2000, January 2, 1999 and
  January 3, 1998...................................................      49-50

Notes to Consolidated Financial Statements..........................      51-65

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
   Stockholders of Exabyte Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)1 on page 67, present fairly in all material respects, the financial position of Exabyte Corporation and its subsidiaries at January 1, 2000 and January 2, 1999, and the results of their operations and their cash flows for each of the three years in the period ended January 1, 2000, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)2 on page 67 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP



Denver, Colorado
January 20, 2000

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (In thousands, except per share data)

                                                 January 1,      January 2,
                                                   2000            1999
                                                 --------        --------
ASSETS
Current assets:
  Cash and cash equivalents...............       $ 25,610        $ 56,571
  Short-term investments..................          7,039          14,145
  Accounts receivable, net................         37,163          38,014
  Inventories, net........................         26,805          26,997
  Income tax receivable...................          1,431           2,563
  Deferred income taxes...................          8,136           9,637
  Other current assets....................          3,496           3,129
                                                 --------        --------
Total current assets......................        109,680         151,056
                                                 --------        --------
Property and equipment, net...............         24,708          28,396
Deferred income taxes.....................         30,484          27,308
Other assets..............................          1,024           1,076
                                                 --------        --------
Total long-term assets....................         56,216          56,780
                                                 --------        --------
                                                 $165,896        $207,836
                                                 ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable........................       $ 23,327        $ 16,032
  Accrued liabilities.....................         13,815          14,002
  Accrued income taxes....................          1,877           2,370
  Current portion of long-term
    obligations ..........................          2,931           1,699
                                                 --------        --------
Total current liabilities.................         41,950          34,103
Long-term obligations.....................          6,570           7,461
Commitments and contingencies
    (Notes 7 and 11)......................
Stockholders' equity:
  Preferred stock, $.001 par value;
    14,000 shares authorized; no
    shares issued and outstanding.........             --              --
  Common stock, $.001 par value;
    50,000 shares authorized; 22,886
    and 22,647 shares issued..............             23              23
  Capital in excess of par value..........         67,584          66,693
  Treasury stock, at cost, 455 and
    455 shares............................         (2,742)         (2,742)
  Retained earnings.......................         52,511         102,298
                                                 --------        --------
Total stockholders' equity................        117,376         166,272
                                                 --------        --------
                                                 $165,896        $207,836
                                                 ========        ========

The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

                                                             Fiscal Years Ended
                                                  January 1,      January 2,      January 3,
                                                    2000            1999            1998
                                                  --------        --------        --------
Net sales............................             $222,827        $286,505        $335,684
Cost of goods sold...................              182,875         207,604         288,053
                                                  --------        --------        --------
Gross profit.........................               39,952          78,901          47,631

Operating expenses:
Selling, general and administrative..               56,650          56,978          59,211
Research and development.............               35,725          29,888          40,909
                                                  --------        --------        --------
Loss from operations.................              (52,423)         (7,965)        (52,489)

Other income (expense), net..........                1,235           1,816            (634)
                                                  --------        --------        --------
Loss before income taxes.............              (51,188)         (6,149)        (53,123)

Benefit for income taxes.............                1,401           3,382          22,312
                                                  --------        --------        --------
Net loss.............................             $(49,787)       $ (2,767)       $(30,811)
                                                  ========        ========        ========
Basic net loss per share.............             $  (2.24)       $  (0.12)       $  (1.38)
                                                  ========        ========        ========
Common shares used in the
      calculation of basic net loss
      per share......................               22,256          22,285          22,326
                                                  ========        ========        ========

Diluted net loss per share...........             $  (2.24)       $  (0.12)       $  (1.38)
                                                  ========        ========        ========
Common and potential common shares
     used in the calculation of
     diluted net loss per share......               22,256          22,285          22,326
                                                  ========        ========        ========


     The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except per share data)

                                                                                             Capital
                                                Common Stock        Treasury Stock          in Excess         Retained
                                              Shares    Amount    Shares      Amount       of Par Value       Earnings
                                              ------    ------    ------      --------     ------------       --------
Balance, December 28, 1996.............       22,184       $22       (15)     $    (9)          $64,124       $135,876

Common stock options exercised ($.10
  to $15.13 per share).................          143                                                236
Common stock issued pursuant to the
  Employee Stock Purchase Plan
   ($5.47 and $10.89 per share).........         139                                              1,075
Tax effect of disqualifying
  dispositions of common stock.........                                                             164
Stock compensation expense.............                                                             119
Net loss for the year..................                                                                        (30,811)
                                              ------       ---       ---      -------           -------       --------
Balance, January 3, 1998...............       22,466        22       (15)          (9)           65,718        105,065

Common stock options exercised ($.50              19                                                 94
  to $9.00 per share)..................
Common stock issued pursuant to the
  Employee Stock Purchase Plan
  ($4.68 and $5.95 per share)..........          162         1                                      853
Tax effect of disqualifying
  dispositions of common stock.........                                                              28
Purchases of treasury stock............                             (440)      (2,733)
Net loss for the year..................                                                                         (2,767)
                                              ------       ---       ---      -------           -------       --------
Balance, January 2, 1999...............       22,647        23      (455)      (2,742)           66,693        102,298

Common stock options exercised ($1.00
  to $6.81 per share)..................           33                                                202
Common stock issued pursuant to the
  Employee Stock Purchase Plan
  ($3.30 and $3.40 per share)..........          206                                                689
Net loss for the year..................                                                                        (49,787)
                                              ------       ---       ---      -------           -------       --------
Balance, January 1, 2000...............       22,886       $23      (455)     $(2,742)          $67,584       $ 52,511
                                              ======       ===       ===      =======           =======       ========




     The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                Fiscal Years Ended
                                                    -----------------------------------------
                                                    January 1,      January 2,    January 3,
                                                      2000            1999          1998
                                                    -----------    -----------    -----------
Cash flows from operating activities:
     Cash received from customers............        $223,624       $291,422       $350,833
     Cash paid to suppliers and employees....        (249,910)      (269,301)      (359,975)
     Interest received.......................           2,628          2,314          2,216
     Interest paid...........................            (477)          (607)          (637)
     Income taxes paid.......................            (297)        (1,093)        (1,732)
     Income tax refund received..............             663         11,771          3,020
          Net cash (used) provided by                --------       --------       --------
            operating activities.............         (23,769)        34,506         (6,275)
                                                     --------       --------       --------

Cash flows from investing activities:
     Sale (purchase) of short-term
       investments, net......................           7,106        (12,675)        19,130
     Capital expenditures....................         (11,002)        (9,414)       (11,810)
     Cash (used) provided by investing               --------       --------       --------
       activities............................          (3,896)       (22,089)         7,320
                                                     --------       --------       --------
Cash flows from financing activities:
     Proceeds from issuance of
       common stock .........................             891            948          1,311
     Purchase of treasury stock..............              --         (2,733)            --
     Principal payments on long-term
       obligations...........................          (4,187)        (1,075)        (1,565)
          Net cash used by financing                 --------       --------       --------
            activities.......................          (3,296)        (2,860)          (254)
                                                     --------       --------       --------

Net (decrease) increase in cash and cash
     equivalents.............................         (30,961)         9,557            791
Cash and cash equivalents at beginning
     of year.................................          56,571         47,014         46,223
                                                     --------       --------       --------
Cash and cash equivalents at end
     of year.................................        $ 25,610       $ 56,571       $ 47,014
                                                     ========       ========       ========

     The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                   Fiscal Years Ended
                                                       -------------------------------------------
                                                         January 1,      January 2,     January 3,
                                                           2000            1999           1998
                                                        -----------     -----------    -----------
Reconciliation of net loss to net cash
  (used) provided by operating activities:
     Net loss.....................................      $(49,787)       $ (2,767)      $(30,811)
     Adjustments to reconcile net loss
       to net cash (used) provided by operating
       activities:
          Depreciation, amortization
            and other.............................        15,647          16,619         19,742
          Write-down of assets....................            --           1,961          6,054
          Deferred income tax benefit.............        (1,674)         (7,367)        (5,351)
          Provision for losses and reserves
            on accounts receivable................         6,666           8,521         14,486
          Provision for inventory write-downs.....            --              --         15,236
          Stock compensation expense..............            --              --            119

     Change in assets and liabilities:
          Accounts receivable.....................        (5,815)         (4,958)           351
          Inventories, net........................           192          17,554         (4,022)
          Income tax receivable...................         1,132          13,310        (15,873)
          Other current assets....................           804           1,566         (1,484)
          Other assets............................            15             (43)          (171)
          Accounts payable........................         7,295           2,040         (4,923)
          Accrued liabilities.....................          (187)        (11,944)         1,028
          Accrued income taxes....................          (493)          1,353            201
          Other long-term obligations.............         2,436          (1,339)          (857)
                                                        --------        --------       --------
          Net cash (used) provided by
            operating activities..................      $(23,769)       $ 34,506       $ (6,275)
                                                        ========        ========       ========

Supplemental schedule of non-cash
  investing and financing activities:
     Notes payable issued to purchase property
       and equipment and services.................      $  2,092        $  1,102       $    626
     Income tax benefit of disqualifying
       dispositions of common stock...............            --              28            164
     Capital lease obligations....................            --             904            137


The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Exabyte Corporation (the "Company") was incorporated on June 5, 1985 under the laws of the state of Delaware. Exabyte designs, manufactures and markets a full range of 8mm tape drives as well as 8mm and DLTtape(TM) robotic tape libraries. Exabyte also provides its own brand of recording media, software utilities and worldwide service and customer support. The Company reports its results of operations on the basis of a fiscal year of 52 or 53 weeks ending on the Saturday closest to December 31. There were 52 weeks in 1999 and 1998. There were 53 weeks in 1997.

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

Foreign Currency Translation

The U.S. dollar is the functional currency of the consolidated corporation including its subsidiaries. For the Company's foreign subsidiaries, monetary assets and liabilities are translated into U.S. dollars using the exchange rates in effect at the balance sheet date and non-monetary assets are translated at historical rates. Results of operations are translated using the average exchange rates during the period. Foreign exchange gains and losses related to these translations which are included in the consolidated statements of operations were not material in any year presented.

The Company enters into transactions that are denominated in foreign currencies. These transactions are translated at the prevailing spot rate upon payment and recorded in the operating account to which the payment relates.

Foreign Currency Forward Contracts

The Company, from time to time, enters into foreign currency forward contracts in anticipation of movements in the dollar/yen exchange rate which it uses to hedge the purchase of certain inventory components from Japanese manufacturers. The Company does not enter into these contracts for trading purposes. At January 1, 2000 and January 2, 1999 there were no contracts outstanding. Contracts are established with a maturity date within six months of the purchase date. Hedged inventory transactions are included in the Statement of Cash Flows as operating activities. Transaction gains or losses due to exchange rate movements are recorded upon settlement of the transaction, deferred into inventory, and recognized in income as the underlying inventory is sold.

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued liabilities and the current portion of long-term obligations in the consolidated financial statements approximate fair value because of the short-term maturity of these instruments. The fair value of long-term obligations for notes payable and capital leases was estimated by discounting the future cash flows using market interest rates and does not differ significantly from that reflected in the consolidated financial statements.

Concentration of Credit Risk

The Company's customers include original equipment manufacturers ("OEMs"), resellers and end users. Financial instruments which potentially subject the Company to concentrations of credit risk are primarily accounts receivable, cash equivalents and short-term investments. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. At January 1, 2000 and January 2, 1999, one customer accounted for approximately 21% and 16%, respectively, of net accounts receivable. Another customer accounted for 15% and 16%, respectively, of net accounts receivable at January 1, 2000 and January 2, For these same periods, a third customer accounted for 10% and 17%, respectively, of net accounts receivable. No other customers accounted for 10% or more of net accounts receivable at year end for the two years presented.

Accounts receivable are summarized as follows:

                                                      January 1,      January 2,
                                                        2000            1999
                                                      ---------       ---------
                                                          (In thousands)
Accounts receivable..........................         $45,018         $45,844
Less: reserves and allowance for
  non-collection.............................          (7,855)         (7,830)
                                                      -------         -------
                                                      $37,163         $38,014
                                                      =======         =======

Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Such cash equivalents aggregated $18,797,000 and $45,136,000 at January 1, 2000 and January 2, 1999,
respectively.

The Company invests in held-to-maturity debt securities which are recorded at amortized cost. These include corporate bonds, government bonds and certificates of deposit. At January 1, 2000 these investments had maturity dates of eleven months or less. There were no unrealized gains or losses on such investments for the three years then ended.

Inventories

Inventories are stated at the lower of cost or market, cost being determined by the first-in, first-out method, and include material, labor and manufacturing overhead. Inventories, net of $9,569,000 and $8,426,000 in total reserves for 1999 and 1998, respectively, consist of the following:

                                                      January 1,      January 2,
                                                        2000            1999
                                                      ---------       ---------
                                                           (In thousands)
Raw materials and component parts............          $15,694         $16,851
Work-in-process..............................            1,874           1,931
Finished goods...............................            9,237           8,215
                                                       -------         -------
                                                       $26,805         $26,997
                                                       =======         =======

Depreciation and Amortization

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective depreciable assets. Software, computers, furniture and machinery/equipment are depreciated over three years. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the asset or the lease term (three to twelve years). Maintenance and repairs are expensed as incurred and improvements are capitalized. The Company continually evaluates long-lived assets, based on fair values or undiscounted cash flows, whichever is more readily determinable, whenever significant events or changes in circumstances occur which indicate the carrying amount may not be recoverable.

Warranty Costs

A provision for estimated future costs which may be incurred under the Company's various product warranties is recorded when products are shipped.

Advertising Costs

Advertising costs are expensed as incurred.

Research and Development Costs

Software development costs for certain projects are capitalized from the time technological feasibility is established to the time the resulting software product is first shipped. Capitalized software costs are stated at the lower of cost or net realizable value.  There were no capitalized software
costs at January 1, 2000.   At January 2, 1999 there were $37,000 in
capitalized software costs. These items are recorded as other noncurrent assets. During 1999 and 1998, certain capitalized software development efforts were determined to be impaired, and $37,000 and $403,000 in costs, respectively, were written off. All other research and development costs are expensed as incurred.

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

(In thousands, except per share data)

                                         1999          1998          1997
                                       --------      --------      --------
Basic and diluted EPS computation:
    Net loss.....................      $(49,787)     $ (2,767)     $(30,811)
                                       ========      ========      ========
    Common shares outstanding....        22,256        22,285        22,326
                                       ========      ========      ========
    Basic and diluted EPS........      $  (2.24)     $  (0.12)     $  (1.38)
                                       ========      ========      ========

In all years presented, basic shares equal diluted shares because inclusion of potential common shares would be antidilutive.

Options to purchase 2,941,000, 2,742,000 and 3,204,000 shares of common stock were excluded from dilutive stock option calculations for 1999, 1998 and 1997, respectively, because their exercise prices were greater than the average fair market value of the Company's stock for the period, and as such they would be antidilutive.

In addition, for 1999, 1998 and 1997, options to purchase 1,099,000, 1,102,000 and 494,000 shares of common stock, respectively, were excluded from the diluted computation above because of their antidilutive effect on net loss per share. Inclusion of these shares would have resulted in additional dilutive stock options outstanding of 45,000, 117,000 and 97,000, respectively.

Since January 1, 2000, the Company has issued 1,446,000 stock options with an exercise price between $7.81 and $8.00, which could have a dilutive effect on diluted net income per common share.

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

New Accounting Pronouncement

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

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                      January 1,       January 2,
                                                        2000             1999
                                                      ---------        ---------
                                                           (In thousands)
Equipment and furniture......................         $108,056         $100,432
Equipment under capital leases...............            1,826            2,384
Leasehold improvements.......................           17,572           16,507
Less: accumulated depreciation and
  amortization...............................         (102,746)         (90,927)
                                                      --------         --------
                                                      $ 24,708         $ 28,396
                                                      ========         ========

Depreciation expense was $15,583,000, $16,619,000 and $19,503,000 in
1999, 1998 and 1997, respectively. Accumulated amortization of equipment under capital leases was $1,446,000 and $1,657,000 at January 1, 2000 and January 2, 1999, respectively. Amortization of equipment under capital leases is included in depreciation expense. In 1997, the Company incurred restructuring charges which included fixed asset write-downs (see Note 10).

NOTE 3 - ACCRUED LIABILITIES

Accrued liabilities consist of the following:

                                                      January 1,      January 2,
                                                        2000            1999
                                                      ---------       ---------
                                                           (In thousands)
Wages and employee benefits..................          $ 6,083         $ 6,047
Warranty and related costs, current portion..            3,536           4,650
Other........................................            4,196           3,305
                                                       -------         -------
                                                       $13,815         $14,002
                                                       =======         =======

NOTE 4 - DEBT

Line of Credit

The Company maintains a $7,500,000 bank line of credit which expires
August 1, 2000. This line of credit is secured by $7,500,000 in marketable securities held by an affiliate of the lender. The line of credit has no financial covenants. Use of the invested funds is not legally restricted. On January 1, 2000, the amount available under the line was $7,500,000 and no borrowings were outstanding. Borrowings made under the agreement bear interest at the lower of the bank's prime rate or LIBOR + 2%.

Offsetting the amount available under the line of credit is a letter of credit which secures certain leasehold improvements made by the Company's subsidiary in Germany. This letter is currently for DM 1,100,000 and decreases by DM 100,000 in August of each year until it is fully depleted.

Long-Term Obligations

In 1999 and 1998, the Company entered into notes payable for $2,092,000 and $1,102,000, respectively to finance the purchase of certain equipment, computer software and services. The 1999 note payable requires quarterly installments of interest (7.2%) and principal through April 2001. The 1998 note payable requires monthly installments of interest (7.7%) and principal through January 2001 and is collateralized by the respective equipment.

The Company has also entered into capital lease obligations related to the acquisition of certain equipment.

Other long-term obligations include the long-term portion of estimated warranty obligations and deferred revenue on extended warranty contracts. The following represents future payments pursuant to these obligations as of January 1, 2000:


                                                  Capital
                                       Notes       Lease
                                      Payable   Obligations    Other       Total
                                      --------    --------    --------    --------
                                                     (In thousands)
2000.......................          $1,565        $383       $1,113      $3,061
2001.......................             331         148        2,633       3,112
2002.......................              --           4        3,441       3,445
2003.......................              --          --           35          35
2004.......................              --          --           --          --
Thereafter.................              --          --           --          --
                                     ------        ----       ------      ------
                                      1,896         535        7,222       9,653
Less: amount representing
  interest.................             (92)        (60)          --        (152)
                                     ------        ----       ------      ------
Present value of payments..           1,804         475        7,222       9,501
Less: current portion......          (1,478)       (340)      (1,113)     (2,931)
                                     ------        ----       ------      ------
                                     $  326        $135       $6,109      $6,570
                                     ======        ====       ======      ======

Interest expense aggregated $477,000, $607,000 and $637,000 in 1999, 1998 and 1997, respectively.

NOTE 5 - CAPITAL STOCK AND STOCK COMPENSATION PLANS

At January 1, 2000, the Company had three stock-based compensation plans. The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for options granted at fair market value under its fixed stock option plans and its stock purchase plan. Had compensation cost for the Company's three stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Company's pro forma results of operations and pro forma net loss per share would have been as follows:

(In thousands, except per share data)               1999         1998         1997
                                                    ----         ----         ----
Net loss:
    As reported......................               $(49,787)    $(2,767)    $(30,811)
    Pro forma........................               $(51,938)    $(5,929)    $(34,953)
Basic and diluted net loss per share:
    As reported......................               $(2.24)      $(0.12)     $(1.38)
    Pro forma........................               $(2.33)      $(0.27)     $(1.57)


In all years presented, basic loss per share equals diluted loss per share because inclusion of potential common shares would be antidilutive.

Fixed Stock Option Plans

Under the Incentive Stock Plan, the Company may grant options to its employees and directors for up to 9,500,000 shares of common stock.  Under the 1997 Non-Officer Stock Option Plan, the Company may grant options to its employees (who are not officers or directors) for up to 2,750,000 shares of
common stock.   Under both plans, options are granted at an exercise price not less than the fair market value of the stock on the date of grant. The options vest over periods up to 50 months and expire 10 years after the date of grant, except in the event of the termination or death of the employee, whereupon vested shares must be exercised within 90 days or six months, respectively, or they are canceled.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                  1999               1998               1997
                                                  ----               ----               ----
Estimated dividends...................            none               none               none
Expected volatility...................            57%                57%                55%
Risk-free interest rate...............            4.7%-6.6%          4.4%-5.9%          5.6%-6.9%
Expected life from vest date (years)..            0.28               0.29               0.29


A summary of the status of the Company's fixed stock option plans as of January 1, 2000, January 2, 1999 and January 3, 1998, and changes during the years then ended is presented as follows:

                                         1999                       1998                       1997
                               -----------------------    -----------------------    -----------------------
                               Shares   Weighted-Avg.     Shares   Weighted-Avg.     Shares   Weighted-Avg.
                               (000s)   Exercise Price    (000s)   Exercise Price     (000s)   Exercise Price
                               -------  --------------    -------  --------------    -------  --------------
Outstanding at beginning
   of year..................   3,844       $13.32         3,698       $15.98         3,618       $16.71
Granted.....................   1,462         5.30         1,326         7.09         1,190        12.51
Exercised...................     (33)        6.16           (19)        5.07          (143)        1.65
Forfeited...................  (1,233)       10.76        (1,161)       14.82          (967)       16.58
                               -----       ------         -----       ------         -----       ------
Outstanding at end of year..   4,040       $11.26         3,844       $13.32         3,698       $15.98
                               =====       ======         =====       ======         =====       ======
Options exercisable
  at year-end...............   2,394       $14.29         2,215       $15.97         2,103       $17.63
Weighted-average fair value
  of options granted during
  the year..................               $ 2.12                     $ 2.86                     $ 4.91

The following table summarizes information about fixed stock options outstanding at January 1, 2000:

                            Options Outstanding                           Options Exercisable
                     Number      Weighted-Avg.   Weighted-Avg.        Number       Weighted-Avg.
  Range of        Outstanding      Remaining       Exercise        Exercisable       Exercise
Exercise Prices     (000's)    Contractual Life     Price            (000's)          Price
---------------   -----------  ----------------  -------------     -----------     -------------
$ 3.97- 5.50         1,033        9.2 years          $ 5.19             173            $ 5.50
  6.88-12.38         1,115        7.5 years            7.33             554              7.78
 12.63-15.88         1,099        5.9 years           13.61             892             13.75
 16.13-35.63           793        3.2 years           21.44             775             21.52
                     -----        ---------          ------           -----            ------
                     4,040        6.7 years          $11.26           2,394            $14.29
                     =====        =========          ======           =====            ======

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan, the Company is authorized to issue up to 1,000,000 shares of common stock to its full-time employees, nearly all of whom are eligible to participate. The Company currently has 9,000 shares available for issue under this plan. As a result, more shares must be authorized in order to fulfill any future issuances, including those for the purchase period from January 1, 2000 to June 30, 2000. Under the terms of the plan, employees may elect to have up to 15% of their gross salaries withheld by payroll deduction to purchase the Company's common stock. The purchase price of the stock is 85% of the lower of market price at the beginning or end of each six-month participation period. Under the plan, employees purchased 206,000, 162,000 and 139,000 shares in 1999, 1998 and 1997, respectively. The fair value of each stock purchase plan grant is estimated on the date of grant using the Black-Scholes model with the following assumptions:

                                                  1999            1998            1997
                                                  ----            ----            ----
Estimated dividends..................             none            none            none
Expected volatility..................             57%             57%             55%
Risk-free interest rate..............             4.7%-4.9%       4.7%-5.4%       5.3%-5.6%
Expected life (years)................             0.5             0.5             0.5
Weighted-average fair value of
  purchase rights granted............             $1.49           $2.34           $4.14


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

NOTE 6 - INCOME TAXES

Pretax loss is subject to tax in the following jurisdictions:

                        1999          1998         1997
                      --------      --------     --------
                                 (In thousands)
Domestic..........    $(48,681)    $ (5,374)    $(50,899)
Foreign...........      (2,507)        (775)      (2,224)
                      --------     --------     --------
                      $(51,188)    $ (6,149)    $(53,123)
                      ========     ========     ========

The provision for (benefit from) income taxes consists of the following:

                         1999        1998         1997
                        -------     -------     --------
                                 (In thousands)
Current:
  Federal.........      $    --     $ 2,443     $(15,607)
  State...........           --       1,428       (1,535)
  Foreign.........          344         114          182
Deferred:
  Federal.........       (1,857)     (6,180)      (4,988)
  State...........          (63)     (1,187)        (364)
  Foreign.........          175          --           --
                        -------     -------     --------
                        $(1,401)    $(3,382)    $(22,312)
                        =======     =======     ========

Total income tax benefit differs from the amount computed by applying the U.S. federal income tax rate of 35% to loss before income taxes for the following reasons:

                                  1999           1998         1997
                                ---------      --------     --------
                                           (In thousands)
U.S. federal income tax
  at statutory rate..........   $(17,916)      $ (2,152)    $(18,593)
State income taxes, net
  of federal benefit.........     (1,084)           (63)      (1,362)
Valuation allowance..........     17,529             --           --
Research and development
  credits....................     (1,000)        (1,500)      (1,500)
Tax exempt interest..........         (9)          (397)        (465)
Prior year filing effects....         --            364       (1,210)
Foreign taxes in excess
  of 35%.....................      1,396            376          904
Other........................       (317)           (10)         (86)
                                --------       --------     --------
                                $ (1,401)      $ (3,382)    $(22,312)
                                ========       ========     ========

Deferred tax assets are attributable to the following:

                                                 January 1,      January 2,
                                                   2000            1999
                                                -----------     -----------
                                                      (In thousands)
Current assets:
  Warranty reserve..........................     $ 2,681         $ 2,507
  Bad debt and revenue reserves.............       2,772           2,634
  Inventory reserves........................       4,009           2,931
  Other.....................................       2,367           1,565
                                                 -------         -------
                                                  11,829           9,637
  Less valuation allowance..................      (3,693)             --
                                                 -------         -------
                                                 $ 8,136         $ 9,637
                                                 =======         =======
Noncurrent assets:
  Property and equipment....................     $ 4,375         $ 4,939
  Net operating loss carryforwards:
    Domestic................................      31,672          13,925
    Foreign.................................       2,000           2,175
  Credit carryforwards......................       4,517           5,152
  Goodwill..................................         928           1,017
  Other.....................................         828             100
                                                 -------         -------
                                                  44,320          27,308
  Less valuation allowance..................     (13,836)             --
                                                 -------         -------
                                                 $30,484         $27,308
                                                 =======         =======

At January 1, 2000, the Company has a deferred tax valuation reserve equal to 31.2% of total deferred tax assets. Management believes that based on the available evidence, both positive and negative, it is more likely than not that currently recorded deferred tax assets ($38,620,000 at January 1, 2000) will be fully realized.

The Company had recorded changes in the estimates of deferred tax assets on a monthly basis through the first quarter of 1999 without any reserve. During the second quarter of 1999, the Company concluded that is was no longer appropriate to record additional tax benefits for its continuing losses based on operating losses in the current and preceding periods as well as the projected impact of delays in the release of the M2(TM) product.
At that time, management determined that a valuation allowance was required for a portion of the deferred tax assets. Management's analysis of the deferred tax assets at January 1, 2000 included analysis of historical results, projections of future operating results, and an assessment of the market conditions that have and are expected to affect the Company in the future. The carryforward periods on net operating losses and tax credit carryforwards were also considered. The Company will continue to assess the need for deferred tax valuation reserves on existing assets in the future, and should projected results fall short of expectations, an additional valuation allowance may be required.

In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", deferred tax assets are recorded as current or noncurrent based on the classification of the financial statement component to which they relate. Also, the valuation allowance has been prorated between current and noncurrent deferred tax assets.

At January 1, 2000, domestic net operating loss carryforwards of $75,539,000, which expire between 2018 and 2019, are available to offset future taxable income. Utilization of $6,025,000 of the carryforwards is subject to an annual limitation of $670,000 through 2005. Foreign net operating loss carryforwards may be carried forward indefinitely. In addition, the Company has unused research and development credits of $3,405,000 which expire between 2012 and 2019 and alternative minimum tax credits of $1,113,000 which may be carried forward indefinitely.

NOTE 7 - LEASE COMMITMENTS

The Company leases its office, production and sales facilities under various operating lease arrangements. Most of the leases contain various provisions for rental adjustments including, in certain cases, a provision based on increases in the Consumer Price Index. In addition, most of the leases require the Company to pay property taxes, insurance and normal maintenance costs. The Company has sublet certain of these leased spaces to third parties. The Company also leases certain equipment under operating leases.

Future minimum lease payments under non-cancelable operating lease arrangements are as follows:

                                                         Gross Amount       Sublease       Net Amount
                                                         ------------       --------       ----------
                                                                         (In thousands)
     2000...................................             $ 5,601             $382          $ 5,219
     2001...................................               4,947               94            4,853
     2002...................................               4,577               10            4,567
     2003...................................               3,683               --            3,683
     2004...................................               2,163               --            2,163
     Thereafter.............................                 258               --              258
                                                         -------             ----          -------
                                                         $21,229             $486          $20,743
                                                         =======             ====          =======

Rent expense aggregated $5,917,000, $5,971,000 and $5,906,000 in 1999,
1998 and 1997, respectively.

NOTE 8 - EMPLOYEE BENEFIT PLAN

The Company maintains a qualified Section 401(k) Savings Plan which allows eligible employees to contribute up to 15% of their salaries on a pre-tax basis. Company contributions to the plan are discretionary. The Company recorded as expense matching contributions totaling $761,000, $917,000 and $920,000 in 1999, 1998 and 1997, respectively. Company contributions are fully vested after six years of employment.

NOTE 9 - SEGMENT INFORMATION

In 1998, the Company adopted Statement of Financial Accounting Standards No. 131 "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). At the time, the Company was organized on a divisional basis by product lines. Each product line was engineered, manufactured and marketed in one of three different operating segments. Certain other costs including administrative, sales, technical support and corporate marketing were not allocated to the segments and were considered corporate costs. During the third quarter of 1999, the Company underwent a restructuring (see Note 10) and as a result collapsed the three separate operating segments into one.

Currently, all operations of the Company are considered one operating segment. Therefore, no segment disclosures have been presented. The Company will continue to review the internal reporting structure for future changes that could result in disclosure of segments under SFAS 131.

The following table details revenues from external customers by geographic area:

                             Revenues form External Customers
                             --------------------------------
                                 1999      1998      1997
                               --------  --------  --------
                                      (In thousands)
United States...............   $147,149  $201,973  $229,200
Europe/Middle East..........     56,435    63,797    74,695
Pacific Rim.................     14,715    17,020    25,085
Other.......................      4,528     3,715     6,704
                               --------  --------  --------
                               $222,827  $286,505  $335,684
                               ========  ========  ========

Foreign revenue is based on the country in which the customer is located.

The following table details long-lived asset information by geographic area:

                                        Long-lived Assets
                                ---------------------------------
                                January 1,  January 2,  January 3,
                                  2000        1999        1998
                                ---------   ---------   ---------
                                         (In thousands)
United States...............    $18,281     $22,021     $26,308
Scotland....................      3,703       3,429       5,278
Germany.....................      3,132       3,313       4,035
Pacific Rim.................        331         430         522
Other.......................        285         279         445
                                -------     -------     -------
                                $25,732     $29,472     $36,588
                                =======     =======     =======

The following table summarizes sales to major customers:

                                       Net Sales                    % of Total Net Sales
                               ----------------------------      -------------------------
                                 1999      1998      1997         1999     1998     1997
                               --------  --------  --------      ------  ------   ------
                                      (In thousands)

OEM A.......................   $33,790   $43,405    $56,015      15.2%    15.2%    16.7%
Reseller B..................    29,967    36,138     33,292      13.5     12.6      (x)
OEM C.......................    24,400    31,505     44,581      11.0     11.0     13.3

(x) Sales to this customer did not meet or exceed 10% of total sales in this period.

No other customers accounted for 10% or more of sales in any of these periods.

NOTE 10 - RESTRUCTURING

During the third quarter of 1999 the Company incurred $2,446,000 in pre-tax charges related to a restructuring which simplified the Company's structure by combining the Company's three operating segments under common management. These charges were related to workforce reductions including severance, outplacement and benefits. Severance and related costs of $2,154,000 were paid in cash during 1999. At January 1, 2000, $292,000 of severance and related cost accruals remain and are expected to be paid during the first half of 2000.

During 1997, the Company incurred $34,947,000 in pre-tax restructuring charges related to formal decisions by the Company's Board of Directors to exit the desktop and low-end server markets and establish a more competitive cost structure in those markets. These charges include workforce reduction costs of $3,123,000, inventory write-downs of $16,890,000, non-cancelable supplier/customer commitments of $7,794,000 and asset write-downs of $7,140,000. At January 1, 2000 all costs of this restructuring have been settled or paid except for certain future lease commitments totaling $61,000.

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

PART III

Item 10.
DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning the Company's directors is incorporated by reference from the information contained in the Section entitled "Election of Directors" in the Company's definitive Proxy Statement for the Company's 2000 Annual Meeting of Stockholders to be filed within 120 days after January 1, 2000, the close of its fiscal year ("Proxy Statement"). Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the Section entitled "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement. Information concerning the executive officers of the Company is set forth in Part I of this Form 10-K.

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

Consolidated Financial Statements as of January 1, 2000, January 2, 1999 and for each of the three fiscal years in the period ended January 1, 2000.


                                                                     Page
                                                                     -----
Report of Independent Accountants...............................      45

Consolidated Balance Sheets.....................................      46

Consolidated Statements of Operations...........................      47

Consolidated Statements of Changes in Stockholders' Equity......      48

Consolidated Statements of Cash Flows...........................      49-50

Notes to Consolidated Financial Statements......................      51-65

(a)2.   Financial Statement Schedules

Schedules-Years ended January 1, 2000, January 2, 1999 and January 3, 1998.

  II      Valuation and Qualifying Accounts and Reserves........      70

All other schedules are omitted because they are inapplicable, not required under the instructions, or the information is included in the financial statements or notes thereto.

(a)3.   Exhibit Index

     Exhibit
      Number       Description
------------------------------

         3.1       Restated Certificate of Incorporation. (1)
         3.2       Certificate of Determination of Preference of Series A
                   Junior Participating Preferred Stock. (2)
         3.3       By-laws of the Company, as amended. (12)
      **10.1       Incentive Stock Plan, as amended and restated on
                   January 16, 1997. (8)
      **10.2       Stock Option Agreement used in connection with the
                   Incentive Stock Plan. (11)
      **10.3       1990 Employee Stock Purchase Plan. (7)
      **10.4       Employee Stock Purchase Plan Offering used in connection
                   with the 1990 Employee Stock Purchase Plan. (7)
      **10.5       Form of participation agreement used in connection with the
                   1990 Employee Stock Purchase Plan. (3)
      **10.6       1997 Non-officer Stock Option Plan, as adopted by the Board of Directors on December 23, 1997. (10)
      **10.7       Stock Option Agreement used in connection with the 1997 Non-
                   Officer Stock Option Plan. (10)
        10.8       Agreement for the sale and transfer of all shares in Grundig
                   Data Scanner GmbH dated September 13, 1994. (4)
        10.9       Form of Indemnity Agreement entered into by the Company
                   with each director and executive officer of the Company. (6)
      **10.10      2000 Officer Bonus Plan.
        10.11      Rights Agreement, dated January 24, 1991, between the
                   Company and The First National Bank of Boston, as Rights
                   Agent. (2)
        10.12      Amendment to the Rights Agreement, dated August 4, 1995,
                   between the Company and The First National Bank of Boston as Rights Agent. (5)
        10.13      Development Agreement, dated April 22, 1999, among
                   Hitachi Digital Media Products Division of Hitachi, Ltd.
                   and Exabyte Corporation.
        10.14      Development Agreement, dated December 20, 1999, among
                   Hitachi Digital Media Products Division of Hitachi, Ltd.
                   and Exabyte Corporation.
        10.15      8mm Mechanical Components Purchase Agreement, dated
                   December 11, 1996, among Hitachi Ltd. Electronic Sales
                   Office, Exabyte Corporation and Nihon Exabyte
                   Corporation. (9)
        10.16      Commitment Letter regarding Line of Credit, between the
                   Company and Congress Financial Corporation, a subsidiary of First Union National Bank, accepted April 4, 2000.
        21.1       List of Subsidiaries.
        23.1       Consent of PricewaterhouseCoopers LLP.
        24.1       Power of Attorney.  Reference is made to the signature page.


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

 (5) Filed as an Exhibit to the Company's Report on Form 8-K, as filed with the SEC on August 23, 1995 and incorporated herein by reference.

 (6) Filed as an Exhibit to the Company's 1994 Annual Report on Form 10-K, filed with the SEC on March 17, 1995 and revised and filed on March 24, 1995, incorporated herein by reference.

 (7) Filed as an Exhibit to the Company's Report on Form S-8 (Registration No. 333-09279), as filed with the SEC on July 31, 1996 and incorporated herein by reference.

 (8) Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q, filed with the SEC on November 12, 1997 and incorporated herein by reference.

 (9) Filed as an Exhibit to the Company's Annual Report on Form 10-K, filed with the SEC on March 19, 1997, and incorporated herein by reference.

(10) Filed as an Exhibit to the Company's Report on Form S-8 (Registration No. 333-73011), as filed with the SEC on March 1, 2000 and incorporated herein by reference.

(11) Filed as an Exhibit to the Company's Annual Report on Form 10-K, filed with the SEC on March 25, 1998, and incorporated herein by reference.

(12) Filed as an Exhibit to the Company's Annual Report on 10-K, filed with the SEC on April 1, 1999, and incorporated herein by reference.

Reports on Form 8-K

No report on Form 8-K was filed during the fiscal quarter ended January 1, 2000.

EXABYTE CORPORATION AND SUBSIDIARIES
Schedule II - Valuation and Qualifying Accounts and Reserves
(In thousands)

   Col. A                                   Col. B        Col. C        Col. D         Col. E         Col. F
 ----------                               ----------    ----------    ----------     ----------     ----------
                                           Balance       Charged
                                           at            to            Charged                        Balance
                                           Beginning     Costs         to                             at End
                                           of            and           Other                          of
Description                                Period        Expenses      Accounts       Deduction       Period
------------                              ----------    ----------    ----------     -----------     ----------
Year Ended January 3, 1998:
  Allowance for doubtful accounts.....     $ 1,519        $   310       $    --        $   (813) (1)   $ 1,016

  Reserves for sales programs.........       5,796             --        14,176         (13,242) (2)     6,730

  Inventory valuation reserves........       7,950         21,038            --         (10,120) (3)    18,868
                                           -------        -------       -------        --------        -------
                                           $15,265        $21,348       $14,176        $(24,175)       $26,614
                                           =======        =======       =======        ========        =======
Year Ended January 2, 1999:
  Allowance for doubtful accounts.....     $ 1,016           (713)           --             330  (1)       633

  Reserves for sales programs.........       6,730             --         9,234          (8,767) (2)     7,197

  Inventory valuation reserves........      18,868         (1,752)           --          (8,690) (3)     8,426
                                           -------       --------       -------        --------        -------
                                           $26,614        $(2,465)      $ 9,234        $(17,127)       $16,256
                                           =======        =======       =======        ========        =======
Year Ended December 1, 2000:
  Allowance for doubtful accounts.....     $   633        $  (430)      $    --        $    442  (1)   $   645

  Reserves for sales programs.........       7,197             --         7,097          (7,084) (2)     7,210

  Inventory valuation reserves........       8,426          3,612            --          (2,469) (3)     9,569
                                            ------        -------       -------        --------        -------
                                           $16,256        $ 3,182       $ 7,097        $ (9,111)       $17,424
                                           =======        =======       =======        ========        =======

(1) Accounts written off, net of recoveries.
(2) Net credits issued to customers for sales programs.
(3) Use of inventory reserves against inventory.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Boulder, State of Colorado, on April 6, 2000.

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




/s/ William L. Marriner       Chairman of the Board,           April 6, 2000
-----------------------       President and Chief             -----------------
William L. Marriner           Executive Officer
                              (Principal Executive
                              Officer)



/s/ Stephen F. Smith          Vice President, Chief            April 6, 2000
-----------------------       Financial Officer, General      -----------------
Stephen F. Smith              Counsel and Secretary
                              (Principal Financial
                              and Accounting Officer)

/s/ Peter D. Behrendt         Director                         April 6, 2000
-----------------------                                       -----------------
Peter D. Behrendt



/s/ Stephen C. Johnson        Director                         April 6, 2000
-----------------------                                       -----------------
Stephen C. Johnson



/s/ A. Laurence Jones         Director                         April 6, 2000
-----------------------                                       -----------------
A. Laurence Jones


/s/ Thomas E. Pardun          Director                         April 6, 2000
-----------------------                                       -----------------
Thomas E. Pardun



/s/ Mark W. Perry             Director                         April 6, 2000
-----------------------                                       -----------------
Mark W. Perry



/s/ Ralph Z. Sorenson         Director                         April 6, 2000
-----------------------                                       -----------------
Ralph Z. Sorenson