Form 10-Q
period 2000-04-01
EXABYTE CORP /DE/
filed 2000-05-16
CIK 855109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR SECTION 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2000

or

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________ to __________________________.

Commission File No.______________________________________________________________

EXABYTE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	84-0988566
(State of Incorporation)	(I.R.S. Employer Identification No.)

1685 38th Street

Boulder, Colorado 80301

(Address of principal executive offices, including zip code)

(303) 442-4333

(Registrant's Telephone Number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. [X] Yes [ ] No

As of May 11, 2000, there were 22,942,893 shares outstanding of the Registrant's Common Stock (par value $0.001 per share).

 EXABYTE CORPORATION AND SUBSIDIARIES

 TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	Page
Item 1. Financial Statements (Unaudited)
Consolidated Balance Sheets--April 1, 2000 (Unaudited) and January 1, 2000	3
Consolidated Statements of Operations--Three Months Ended April 1, 2000 and April 3, 1999 (Unaudited)	4
Consolidated Statements of Cash Flows--Three Months Ended April 1, 2000 and April 3, 1999 (Unaudited)	5-6
Notes to Consolidated Financial Statements (Unaudited)	7-9
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	10-15
Item 3. Quantitative and Qualitative Disclosures About Market Risk	16
PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K	17-18

PART I Item 1. Financial Statements
EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	April 1, 2000	January 1, 2000
ASSETS
Current assets:
Cash and cash equivalents	$ 20,658	$25,610
Short-term investments	2,571	7,039
Accounts receivable, less allowance for doubtful accounts and reserves for customer returns and credits of $7,998 and $7,855, respectively	24,695	37,163
Inventories, net	32,368	26,805
Deferred income taxes	8,136	8,136
Other current assets	4,768	4,927
Total current assets	93,196	109,680
Property and equipment, net	24,323	24,708
Deferred income taxes	30,484	30,484
Other assets	795	1,024
	$148,798	$165,896
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 18,978	$ 23,327
Accruals and other liabilities	12,948	13,815
Accrued income taxes	1,965	1,877
Current portion of long-term obligations	3,294	2,931
Total current liabilities	37,185	41,950
Long-term obligations	7,464	6,570
Stockholders' equity:
Preferred stock, $.001 par value; 14,000 shares authorized; no shares issued	--	--
Common stock, $.001 par value; 50,000 shares authorized; 22,942 and 22,886 shares issued, respectively	23	23
Capital in excess of par value	67,938	67,584
Treasury stock, at cost, 455 shares	(2,742)	(2,742)
Retained earnings	38,930	52,511
Total stockholders' equity	104,149	117,376
	$148,798	$165,896

The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	April 1, 2000	April 3, 1999

Net sales	$49,576	$62,650
Cost of goods sold	39,363	47,111

Gross profit	10,213	15,539

Operating expenses:
Selling, general and administrative	13,436	13,250
Research and development	10,360	7,784

Loss from operations	(13,583)	(5,495)
Other income, net	45	192

Loss before income taxes	(13,538)	(5,303)

(Provision) benefit for income taxes	(42)	1,803

Net loss	$(13,580)	$(3,500)

Basic and diluted net loss per share	$(0.60)	$(0.16)

Common shares used in the calculation of basic and diluted net loss per share	22,454	22,193

The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	April 1, 2000	April 3, 1999
Cash flows from operating activities:
Cash received from customers	$62,115	$62,117
Cash paid to suppliers and employees	(68,971)	(65,812)
Interest received	474	763
Interest paid	(87)	(138)
Income taxes paid	(64)	(120)
Income tax refund received	149	526
Net cash used by operating activities	(6,384)	(2,664)

Cash flows from investing activities:
Purchase of short-term investments	(2,050)	(17,104)
Maturities of short-term investments	6,518	13,131
Capital expenditures	(2,936)	(3,214)
Net cash provided (used) by investing activities	1,532	(7,187)

Cash flows from financing activities:
Net proceeds from issuance of common stock	354	1
Principal payments under long-term obligations	(454)	(389)
Net cash used by financing activities	(100)	(388)

Net decrease in cash and cash equivalents	(4,952)	(10,239)
Cash and cash equivalents at beginning of period	25,610	56,571

Cash and cash equivalents at end of period	$20,658	$46,332

The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	April 1 2000	April 3, 1999
Reconciliation of net loss to net cash used by operating activities:
Net loss	$(13,580)	$(3,500)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation, amortization and other	3,794	3,978
Deferred income tax benefit	--	(1,776)
Provision for losses and reserves on accounts receivable	2,193	1,065

Change in assets and liabilities:
Accounts receivable	10,275	(1,558)
Inventories, net	(5,563)	(3,205)
Income tax receivable	40	544
Other current assets	119	(469)
Other assets	229	80
Accounts payable	(4,349)	1,612
Accrued liabilities	(867)	1,134
Accrued income taxes	88	(166)
Other long-term obligations	1,237	(403)

Net cash used by operating activities	$(6,384)	$(2,664)

Supplemental schedule of non-cash investing and financing activities:
Capital lease obligations	$473	$--

The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1--ACCOUNTING PRINCIPLES

The consolidated balance sheet as of April 1, 2000, the consolidated statements of operations for the three months ended April 1, 2000 and April 3, 1999, as well as the consolidated statements of cash flows for the three months ended April 1, 2000 and April 3, 1999, have been prepared by Exabyte Corporation (the "Company") without an audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation thereof, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's January 1, 2000 annual report to stockholders heretofore filed with the Commission as Part II to the Company's Annual Report on Form 10-K. The results of operations for interim periods presented are not necessarily indicative of the operating results for the full year.

Note 2--INVENTORIES

Inventories consist of the following:

(In thousands)

	April 1, 2000	January 1, 2000

Raw materials and component parts	$18,971	$15,694
Work-in-process	1,369	1,874
Finished goods	12,028	9,237
	$32,368	$26,805

Note 3--ACCRUED LIABILITIES

Accrued liabilities consist of the following:

(In thousands)

	April 1, 2000	January 1, 2000

Wages and employee benefits	$6,582	$6,083
Warranty and other related costs	1,842	3,536
Other	4,524	4,196
	$12,948	$13,815

Note 4--BASIC AND DILUTED EARNINGS PER SHARE

The calculation of basic and diluted earnings per share ("EPS") is as follows:

(In thousands, except per share data)

	Three Months Ended
	April 1, 2000	April 3, 1999

Basic and diluted EPS computation:
Net loss	$(13,580)	$(3,500)

Common shares outstanding	22,454	22,193

Basic and diluted EPS	$(0.60)	$(0.16)

Options to purchase 2,032,000 and 4,811,000 shares of common stock were excluded from dilutive stock option calculations for the first quarter of 2000 and 1999, respectively, because their exercise prices were greater than the average fair market value of the Company's stock for the period and as such, they would be anti-dilutive.

In addition, for the first quarter of 2000 and 1999, options to purchase 3,339,000 and 36,000 shares of common stock, respectively, were excluded from the diluted computation above because of their anti-dilutive effect on net loss per share. Inclusion of these shares would have resulted in additional dilutive stock options outstanding of 578,000 and 2,000, respectively.

Since April 1, 2000, the Company issued 59,250 stock options with an exercise price of $4.75, which could have a dilutive effect on diluted net income per common share in the future.

Note 5--RESTRUCTURING

During the third quarter of 1999, the Company incurred $2,446,000 in pre-tax charges related to a restructuring, which simplified the Company's structure by combining the Company's three operating segments into one under common management. These charges were related to workforce reductions including severance, outplacement and benefits. Severance and related costs of $2,154,000 were paid in cash during 1999 and $285,000 were paid in cash during the first quarter of 2000. At April 1, 2000, $7,000 of severance and related costs accruals remain and are expected to be paid during the second quarter of 2000.

Note 6--RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 prescribes accounting for changes in the fair value of derivatives. In July 1999, the FASB delayed the implementation date of this standard to all fiscal quarters of all fiscal years beginning after June 15, 2000. This delay was published as Statement of Financial Accounting Standards No. 137 ("SFAS 137"). The Company is in the process of assessing the effects of application of this statement, and believes it will not have a material impact on the Company's consolidated results of operations. Application may result in the recognition of components of comprehensive income which is discussed in Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income".

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Form 10-Q contains forward-looking statements within the context of Section 21E of the Securities Exchange Act of 1934, as amended. They are identified by bold face. Our actual results may differ materially from our forward-looking statements due to risks and uncertainties. To see some of the risks and uncertainties that we are exposed to, you should read Part 1, Item 1 of the Company's 1999 Form

10-K, filed April 6, 2000. We use words like "believes," "anticipates," "expects," "intends," and similar expressions to identify forward-looking statements, but these words are not the exclusive means of identifying such statements. We will not revise forward-looking statements as a result of changes in events or circumstances that arise after this report is filed.

RESULTS OF OPERATIONS

The following table sets forth our operating results as a percentage of sales for each period presented.

	Three Months Ended
	April 1, 2000	April 3, 1999
Net sales	100.0%	100.0%
Cost of goods sold	79.4	75.2

Gross profit	20.6	24.8
Operating expenses:
Selling, general and administrative	27.1	21.2
Research and development	20.9	12.4

Loss from operations	(27.4)	(8.8)
Other income, net	0.1	0.3

Loss before income taxes	(27.3)	(8.5)
(Provision) benefit for income taxes	(0.1)	2.9

Net loss	(27.4)%	(5.6)%

NET SALES

Our products are marketed primarily through two sales channels, original equipment manufacturers ("OEMs") and resellers. OEM customers incorporate Exabyte products as part of their own systems. We work closely with them during early product development stages to help ensure our products will readily integrate into their systems. Reseller channel customers purchase our products for resale. In addition, they may provide their own value-added products/services to their customers. We support authorized key account reseller channel customers by providing marketing and technical support directly to them and their consumers.

Our net sales decreased by 20.9% to $49.6 million in the first quarter of 2000 from $62.7 million for the first quarter of 1999. In comparing net sales in the first quarter of 2000 to the first quarter of 1999, there were several significant differences:

  Sales of older generation 8mm tape drives (Eliant™820, Mammoth-LT and Mammoth) decreased by $12.8 million, primarily in the OEM channel.
  Sales of Mammoth-2 tape drives were $7.9 million in 2000 with no comparable amount in 1999.
  Sales of tape media decreased by $8.2 million.
  Sales of 8mm libraries increased $3.8 million, primarily due to increasing sales of EZ17™, 220, X80 and X200 libraries.

The following tables present our revenue by product in absolute dollars and as a percentage of sales for each period presented:

PRODUCT MIX TABLES

Dollars in thousands:

	Three Months Ended
	April 1, 2000	April 3, 1999
8mm drives:
Eliant™820, Mammoth- LT, Mammoth and Mammoth-2	$23,314	$28,217
8mm libraries:
EZ17™, 210, 220, 440, 480, X80 and X200	10,059	6,290
DLTtape™ Libraries:
17D, 230D and 690D	1,572	2,549
Media	12,857	21,077
Service, spares and other	3,996	4,501
End-of-life drives and libraries(x)	218	1,402
Sales allowances	(2,440)	(1,386)
	$49,576	$62,650

As a percentage of net sales:

	Three Months Ended
	April 1, 2000	April 3, 1999
8mm drives:
Eliant™820, Mammoth LT, Mammoth and Mammoth-2	47.0%	45.0%
8mm libraries:
EZ17™, 210, 220, 440, 480, X80 and X200	20.3	10.0
DLTtape™ Libraries:
17D, 230D and 690D	3.2	4.1
Media	25.9	33.7
Service, spares and other	8.1	7.2
End-of-life drives and libraries(x)	0.4	2.2
Sales allowances	(4.9)	(2.2)
	100.0%	100.0%

(x) Prior year percentages reflect current year classifications of end-of-life products.

The following table details our sales to different customer types as a percentage of total net sales for the periods presented:

CUSTOMER MIX TABLE

(As a percentage of net sales)

	Three Months Ended
	April 1, 2000	April 3, 1999
Customer Type:
OEM	28.5%	40.3%
Reseller	66.9	55.7
End-user and other	4.6	4.0
	100.0%	100.0%

The following table summarizes customers who accounted for 10% or more of our sales in the periods presented:

SALES TO MAJOR CUSTOMERS

(As a percentage of net sales)

	Three Months Ended
	April 1, 2000	April 3, 1999
Customer:
Reseller A	16.4%	15.0%
Reseller B	14.4	(x)
OEM C	10.8	14.9
OEM D	(x)	11.0

(x) Sales to this customer did not meet or exceed 10% of total sales in this period.

No other customers accounted for 10% or more of sales in any of these periods. Our volume of sales to these or any other customers will vary from period to period. Sales will vary since our customers also sell competing products and continually review new technologies.

GROSS MARGIN

Our gross margin percentage decreased to 20.6% in the first quarter of 2000 from 24.8% during the first quarter of 1999. The primary factor which negatively impacted gross margins was lower revenues, which are tied to a relatively fixed manufacturing cost.

OPERATING EXPENSES

Selling, general and administrative expenses increased to $13.4 million in the first quarter of 2000 from $13.3 million for the same period in 1999. The increase results from advertising for the introduction of the Mammoth-2 drive and related automation products.

Research and development expenditures increased to $10.4 million during the first quarter of 2000 compared to $7.8 million for the same period in 1999. Spending increased in 2000 to support ongoing engineering of the Mammoth-2 product, investments in automation products and development of Mammoth-3, which is currently expected to begin shipping in 2001. Investments in automation products include the integration of Mammoth-2 drives, as well as the development of a new family of mid-sized libraries that will incorporate 8mm, LTO and SDLT technologies. The new family of mid-sized libraries is currently expected to begin shipping in the second half of 2000.

OTHER INCOME (EXPENSE), NET

Other income (expense), net consists primarily of interest income and expenses, foreign currency translation gains and losses and other miscellaneous items. Other income for the first quarter of 2000 was $45,000 compared to $192,000 for the same period in 1999. This change is the result of decreased interest income due to lower invested cash balances.

TAXES

The provision for income taxes for the first quarter of 2000 was (0.3)% of income before taxes compared to 34% in the first quarter of 1999. At June 3, 1999, we evaluated all available evidence, both positive and negative, related to the realizablity of net deferred tax assets reflected in the balance sheet. Based upon the weight of this evidence, we determined that a valuation allowance was required on a portion of the net deferred tax assets. We have not recorded any additional net deferred tax assets since June 3, 1999. Until projected operating results reflect greater certainty of profitability and the ability to realize such benefits, we will not record any further deferred tax assets. We believe that it is more likely than not that currently recorded net deferred tax assets ($38.6 million at April 1, 2000) will be fully realized. The minimum amount of future taxable income required to realize this asset is $110.3 million. If we determine in the future that these assets are further impaired due to changes in projections of operations, we may establish additional reserves against the existing net deferred tax assets. This would have a material adverse impact on our tax rate and results of operations. We anticipate that we will continue to record future valuation reserves until we are able to demonstrate an ongoing profitable trend.

NET LOSS

Basic net loss per share for the first quarter of 2000 was $0.60 compared to basic net loss per share of $0.16 for the first quarter of 1999. Net loss for 2000 was adversely impacted by the decrease in net sales and gross margin from the same period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

During the first three months of 2000, we expended $6.4 million of cash for operating activities, expended $2.9 million for capital equipment, expended $454,000 on long-term obligations and received $354,000 from the sale of common stock to company employees. Together, these activities decreased our cash and short-term investments by $9.4 million to a quarter-ending balance of $23.2 million. Our working capital decreased to $56.0 million at April 1, 2000 from $67.7 million at January 1, 2000.

In May 2000, we entered into a new bank line of credit agreement with Congress Financial Corporation, a subsidiary of First Union Bank Corporation. This agreement expires in May 2003. This agreement allows borrowings up to the lesser of 80% of eligible accounts receivable or $20.0 million. Eligible accounts receivable excludes invoices greater than 60 days past due, some foreign receivables and other items identified in the agreement. Collateral for this agreement includes accounts receivable and inventory, as well as other intangible assets.

This agreement requires that we maintain minimum levels of tangible net worth and certain other covenants. Additionally, we cannot pay dividends without prior bank approval. The agreement contains certain acceleration clauses that may cause any outstanding balance to become due in the event of default. Default includes failure to maintain required covenants and other events described in the agreement. On May 16, 2000, no borrowings were outstanding and we were in compliance with covenants.

We must pay interest on any borrowings under this agreement at the lower of the bank's prime rate + .5% or "LIBOR" + 2.5%. Offsetting the amount available under the line of credit is a series of letters of credit, which collateralize certain leasehold improvements made by our subsidiary in Germany. This letter is currently for DM 1,100,000 and decreases by DM 100,000 in August of each year until it is fully depleted.

We anticipate that our cash balance will continue to decline through 2000 and that borrowings under the line of credit may occur during 2000. We believe that our existing sources of liquidity and funds to be generated from operations will fund our anticipated working capital and other cash requirements through fiscal 2000.

RESTRUCTURING CHARGES

We incurred $2.4 million in pretax restructuring charges during the third quarter of 1999. Our restructuring simplified our organization by combining three operating segments into one segment under common management. We paid $2.1 million of severance accruals during 1999 and $285,000 of severance accruals during the first quarter of 2000. We expect to pay the remaining $7,000 in severance accruals during the second quarter of 2000.

RECENT ACCOUNTING PRONOUNCEMENTS

Information concerning recent accounting pronouncements is incorporated by reference from Item 1, "Notes to Consolidated Financial Statements," under the caption, "Note 6--Recent Accounting Pronouncement."

MARKET RISK

We may occasionally enter into foreign currency forward contracts in anticipation of movements in the dollar/yen exchange rate to hedge the purchase of certain inventory components from Japanese manufacturers. We establish contracts with maturity dates within six months of the purchase date. Contracts must be established for future purchases denominated in yen to be considered a hedge. In circumstances where the timing of hedged purchases is deferred, contract maturity dates are extended to cover the deferred purchases. There were no contracts outstanding at April 1, 2000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information concerning the Company's market risk is incorporated by reference from Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," under the caption, "Market Risk".

PART II.

Item 6. Exhibits and Reports on Form 8-K
(a)	Exhibit Index

	Exhibit Number	Description

	10.1	Loan and Security Agreement, by and between Congress Financial Corporation (Southwest) and Exabyte Corporation, dated May 16, 2000.

	27.0	Financial Data Schedule-Part I Exhibit

(b)	Reports on Form 8-K: There were no reports on Form 8-K for the three month period ended April 1, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXABYTE CORPORATION
Registrant

Date	May 16, 2000	By	/s/ Stephen F. Smith
Stephen F. Smith Vice President, Chief Financial Officer, General Counsel & Secretary (Principal Financial and Accounting Officer)