Form 10-Q
period 2000-07-01
EXABYTE CORP /DE/
filed 2000-08-16
CIK 855109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR SECTION 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2000

or

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

As of August 8, 2000, there were 23,044,899 shares outstanding of the Registrant's Common Stock (par value $0.001 per share).

EXABYTE CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	Page

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets--July 1, 2000 and January 1, 2000 (Unaudited)	3

Consolidated Statements of Operations--Three and Six Months Ended July 1, 2000 and July 3, 1999 (Unaudited)	4-5

Consolidated Statements of Cash Flows--Six Months Ended July 1, 2000 and July 3, 1999 (Unaudited)	6-7

Notes to Consolidated Financial Statements (Unaudited)	8-10

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	11-17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	18

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	19-20

PART I Item 1. Financial Statements

EXABYTE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	July 1, 2000	January 1, 2000
ASSETS
Current assets:
Cash and cash equivalents	$ 12,447	$25,610
Short-term investments	90	7,039
Accounts receivable, less allowance for doubtful accounts and reserves for customer returns and credits of $6,054 and $7,855, respectively	25,543	37,163
Inventories, net	30,918	26,805
Deferred income taxes	7,150	8,136
Other current assets	4,770	4,927
Total current assets	80,918	109,680
Property and equipment, net	23,558	24,708
Deferred income taxes	31,370	30,484
Other assets	1,588	1,024
	$137,434	$165,896
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 15,503	$ 23,327
Accruals and other liabilities	13,592	13,815
Accrued income taxes	2,299	1,877
Current portion of long-term obligations	2,793	2,931
Total current liabilities	34,187	41,950
Long-term obligations	8,335	6,570
Stockholders' equity:
Preferred stock, $.001 par value; 14,000 shares authorized; no shares issued	--	--
Common stock, $.001 par value; 50,000 shares authorized; 23,045 and 22,886 shares issued, respectively	23	23
Capital in excess of par value Treasury stock, at cost, 455 shares	68,337 (2,742)	67,584 (2,742)
Retained earnings	29,294	52,511
Total stockholders' equity	94,912	117,376
	$137,434	$165,896

The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	July 1, 2000	July 3, 1999

Net sales	$51,314	$48,519
Cost of goods sold	38,027	42,200

Gross profit	13,287	6,319

Operating expenses:
Selling, general and administrative	13,801	14,478
Research and development	9,366	8,690

Loss from operations	(9,880)	(16,849)
Other income, net	393	172

Loss before income taxes	(9,487)	(16,677)

Provision for income taxes	(149)	(194)

Net loss	$(9,636)	$(16,871)

Basic and diluted net loss per share	$(0.43)	$(0.76)

Common shares used in the calculation of basic and diluted net loss per share	22,505	22,210

The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Six Months Ended
	July 1, 2000	July 3, 1999

Net sales	$100,890	$111,169
Cost of goods sold	77,391	89,311

Gross profit	23,499	21,858

Operating expenses:
Selling, general and administrative	27,237	27,728
Research and development	19,726	16,474

Loss from operations	(23,464)	(22,344)
Other income, net	438	364

Loss before income taxes	(23,026)	(21,980)

(Provision for) benefit from income taxes	(191)	1,609

Net loss	$(23,217)	$(20,371)

Basic and diluted net loss per share	$(1.03)	$(0.92)

Common shares used in the calculation of basic and diluted net loss per share	22,480	22,201

The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	July 1, 2000	July 3, 1999

Cash flows from operating activities:
Cash received from customers	$112,434	$122,677
Cash paid to suppliers and employees	(127,906)	(132,282)
Interest received	718	1,462
Interest paid	(196)	(277)
Income taxes paid	(106)	(153)
Income tax refund received	149	526
Net cash used by operating activities	(14,907)	(8,047)

Cash flows from investing activities:
Purchase of short-term investments	(2,051)	(30,020)
Maturities/sales of short-term investments	9,000	22,423
Capital expenditures	(5,006)	(6,573)
Net cash provided (used) by investing activities	1,943	(14,170)

Cash flows from financing activities:
Net proceeds from issuance of common stock	753	356
Principal payments under long-term obligations	(952)	(3,400)
Net cash used by financing activities	(199)	(3,044)

Net decrease in cash and cash equivalents	(13,163)	(25,261)
Cash and cash equivalents at beginning of period	25,610	56,571

Cash and cash equivalents at end of period	$12,447	$31,310

The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	July 1, 2000	July 3, 1999

Reconciliation of net loss to net cash used by operating activities:
Net loss	$(23,217)	$(20,371)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation, amortization and other	6,734	8,066
Deferred income tax benefit provision (benefit)	100	(1,675)
Provision for losses and reserves on accounts receivable	1,925	3,309

Change in assets and liabilities:
Accounts receivable	9,695	7,871
Inventories, net	(4,113)	(2,468)
Income tax receivable	(286)	543
Other current assets	443	547
Other assets	(564)	148
Accounts payable	(7,824)	(3,558)
Accrued liabilities	(223)	(560)
Accrued income taxes	422	(105)
Other long-term obligations	2,001	206

Net cash used by operating activities	$(14,907)	$(8,047)

Supplemental schedule of non-cash investing and financing activities:
Capital lease obligations Note payable issued to purchase property and equipment	$599 - -	$ - - 2,143

The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1--ACCOUNTING PRINCIPLES

The consolidated balance sheet as of July 1, 2000, the consolidated statements of operations for the three and six months ended July 1, 2000 and July 3, 1999, as well as the consolidated statements of cash flows for the six months ended July 1, 2000 and July 3, 1999, have been prepared by Exabyte Corporation (the "Company") without an audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation thereof, have been made.

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

Note 2--INVENTORIES

Inventories consist of the following:

(In thousands)

	July 1, 2000	January 1, 2000

Raw materials and component parts	$20,068	$15,694
Work-in-process	1,448	1,874
Finished goods	9,402	9,237
	$30,918	$26,805

Note 3--ACCRUED LIABILITIES

Accrued liabilities consist of the following:

(In thousands)

	July 1, 2000	January 1, 2000

Wages and employee benefits	$5,687	$6,083
Warranty and other related costs	2,097	3,536
Other	5,808	4,196
	$13,592	$13,815

Note 4--BASIC AND DILUTED EARNINGS PER SHARE

The calculation of basic and diluted earnings per share ("EPS") is as follows:

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 1, 2000	July 3, 1999	July 1, 2000	July 3, 1999

Basic and diluted EPS computation:
Net loss	$(9,636)	$(16,871)	$(23,217)	$(20,371)

Common shares outstanding	22,505	22,210	22,480	22,201

Basic and diluted EPS	$ (0.43)	$ (0.76)	$ (1.03)	$ (0.92)

Options to purchase 4,999,000 and 4,564,000 shares of common stock were excluded from dilutive stock option calculations for the second quarter of 2000 and 1999, respectively, because their exercise prices were greater than the average fair market value of the Company's stock for the period and as such, they would be anti-dilutive. Impacting year-to-date share calculations for 2000 and 1999 was the first quarter exclusion of 2,032,000 and 4,811,000 options to purchase common stock, respectively, for this same reason.

For the second and first quarters of 2000, additional options to purchase 294,000 and 3,339,000 shares of common stock, respectively, were excluded from the diluted computation above because of their anti-dilutive effect on net loss per share. For the second and first quarters of 1999, options to purchase 34,000 and 36,000 were excluded, respectively, for this same reason. Inclusion of these shares would have resulted in additional dilutive stock options outstanding in 2000 of 31,000 for the quarter and 304,000 for the year-to-date. For 1999, inclusion would have resulted in additional dilutive stock options outstanding of 1,100 for the second quarter and 1,700 for the year-to-date period.

Since July 1, 2000, the Company issued $170,150 stock options with an exercise price of $6.1875, which could have a dilutive effect on diluted net income per common share in the future.

Note 5--RESTRUCTURING

During the third quarter of 1999, the Company incurred $2,446,000 in pre-tax charges related to a restructuring, which simplified the Company's structure by combining the Company's three operating segments into one under common management. These charges were related to workforce reductions including severance, outplacement and benefits. Severance and related costs of $292,000 and $2,154,000 were paid in cash during 2000 and 1999, respectively. At July 1, 2000, no accruals remain and all actions contemplated by the restructuring plan have been completed.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101") governing revenue recognition. Implementation of SAB 101 has been delayed until the fourth quarter of fiscal years beginning after December 15, 1999. The Company is in the process of assessing the effects of adoption of this bulletin.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Form 10-Q contains forward-looking statements allowed under Section 21E of the Securities Exchange Act of 1934. Our actual results may differ materially from these forward-looking statements because our business and operations are continually exposed to risks and uncertainties, including those listed in Part 1, Item 1 of our 1999 Form 10-K, filed with the SEC on April 6, 2000. We indentify forward-looking statements in this document by bold face. We also use words such as "believes, " "anticipates," "expects," "intends" and other similar expressions to help identify forward-looking statements. Keep in mind, however, that these methods are not the only way to identify forward-looking statements. Additionally, we may not revise forward-looking statements.

RESULTS OF OPERATIONS

The following table sets forth our operating results as a percentage of sales for each period presented.

	Three Months Ended		Six Months Ended
	July 1, 2000	July 3, 1999	July 1, 2000	July 3, 1999

Net sales.......................................	100.0%	100.0%	100.0%	100.0%
Cost of goods sold...........................	74.1	87.0	76.7	80.3

Gross profit...................................	25.9	13.0	23.3	19.7
Operating expenses:
Selling, general and administrative...	26.9	29.8	27.0	25.0
Research and development............	18.3	17.9	19.6	14.8

Loss from operations.......................	(19.3)	(34.7)	(23.3)	(20.1)
Other income, net...........................	0.8	0.3	0.4	0.3

Loss before income taxes..................	(18.5)	(34.4)	(22.9)	(19.8)
(Provision for) benefit from income taxes.....	(0.3)	(0.4)	(0.1)	1.4

Net loss.......................................	(18.8)%	(34.8)%	(23.0)%	(18.4)%

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

Our net sales increased by 5.8% to $51.3 million in the second quarter of 2000 from $48.5 million for the second quarter of 1999. In comparing net sales in the second quarter of 2000 to the second quarter of 1999, there were several significant differences:

  Sales of older generation 8mm tape drives (Eliant™820, Mammoth-LT and Mammoth) decreased by $9.4 million, primarily in the OEM channel.
  Sales of current 8mm library products increased by $8.9 million. During 2000, both unit sales and average unit prices increased as sales shifted to libraries containing Mammoth-2 drives.
  Sales of Mammoth-2 tape drives were $1.6 million in 2000 with no comparable amount in 1999. Backward-read compatible Mammoth-2 drives started shipping late in the second quarter of 2000.
  Sales allowances decreased by $2.7 million, having a positive impact on net sales. This decrease resulted from (1) a general reduction in the number of marketing program offerings and (2) the expiration and cancellation of previously committed marketing funds, totaling $1.2 million. The majority of this impact was non-recurring.

Our net sales decreased by 9.2% to $100.9 million in the first six months of 2000 from $111.2 million for the first six months of 1999. Significant differences between the two periods include the following, some of which are discussed above for the quarterly comparison:

  Sales of older generation 8mm tape drives decreased by $22.2 million, primarily in the OEM channel.
  Sales of current 8mm library products increased by $12.2 million. During 2000, many of these libraries contain Mammoth-2 tape drives.
  Sales of Mammoth-2 tape drives were $9.5 million in 2000 with no comparable amount in 1999. Backward-read compatible Mammoth-2 drives started shipping late in the second quarter of 2000. We anticipate Mammoth-2 drive shipments will increase throughout the remainder of 2000 as OEM adoptions of the product continue.
  Sales of tape media decreased by $8.3 million.
  Sales allowances decreased by $1.7 million, having a positive impact on net sales.

The following tables present our revenue by product in absolute dollars and as a percentage of sales for each period presented:

PRODUCT MIX TABLES

Dollars in thousands:

	Three Months Ended		Six Months Ended
	July 1, 2000	July 3, 1999	July 1, 2000	July 3, 1999

8mm drives:
Eliant™820, Mammoth- LT, Mammoth and Mammoth-2	$18,641	$26,434	$41,955	$54,650
8mm libraries:
EZ17™, 220, X80 and X200	12,547	3,660	23,824	11,624
DLTtape™ Libraries:
17D, 230D and 690D	2,612	2,048	4,185	4,597
Media	12,155	12,269	25,012	33,346
Service, spares and other	3,709	3,533	7,705	8,033
End-of-life drives and libraries(x)	1,367	3,012	367	2,741
Sales allowances	283	(2,437)	(2,158)	(3,822)
	$51,314	$48,519	$100,890	$111,169

As a percentage of net sales:

	Three Months Ended		Six Months Ended
	July 1, 2000	July 3, 1999	July 1, 2000	July 3, 1999

8mm drives:
Eliant™820, Mammoth LT, Mammoth and Mammoth-2	36.3%	54.5%	41.6%	49.2%
8mm libraries:
EZ17™, 220, X80 and X200	24.5	7.5	23.6	10.5
DLTtape™ Libraries:	5.0	4.2	4.1	4.1
17D, 230D and 690D
Media	23.7	25.3	24.8	30.0
Service, spares and other	7.2	7.3	7.6	7.2
End-of-life drives and libraries(x)	2.7	6.2	0.4	2.5
Sales allowances	0.6	(5.0)	(2.1)	(3.5)
	100.0%	100.0%	100.0%	100.0%

(x) Prior year percentages reflect current year classifications of end-of-life products.

The following table details our sales to different customer types as a percentage of total net sales for the periods presented:

CUSTOMER MIX TABLE

(As a percentage of net sales)

	Three Months Ended		Six Months Ended
	July 1, 2000	July 3, 1999	July 1, 2000	July 3, 1999

Customer Type:

OEM	32.4%	46.3%	30.5%	43.0%
Reseller	62.7	48.4	64.8	52.5
End-user and other	4.9	5.3	4.7	4.5
	100.0%	100.0%	100.0%	100.0%

The following table summarizes customers who accounted for 10% or more of our sales in the periods presented:

SALES TO MAJOR CUSTOMERS

(As a percentage of net sales)

	Three Months Ended		Six Months Ended
	July 1, 2000	July 3, 1999	July 1, 2000	July 3, 1999

Customer:

Reseller A	15.6%	(x)	16.0%	11.8%
Reseller B	10.6	(x)	12.5	(x)
OEM C	11.3	18.9	11.1	16.7
OEM D	10.8	14.8	(x)	12.6

(x) Sales to this customer did not meet or exceed 10% of total sales in this period.

No other customers accounted for 10% or more of sales in any of these periods. We cannot guarantee that sales to these or any other customers will continue to represent the same percentage of our revenues in future periods. Our customers also sell competing products and continually review new technologies, which causes our sales volumes to vary from period to period.

COST OF SALES AND GROSS MARGIN

Our cost of sales includes the actual cost of all materials, labor and overhead incurred in the manufacturing and service processes, as well as certain other related costs. Other related costs include primarily warranty accruals and inventory reserves. Our cost of sales decreased to $38.0 million for the second quarter of 2000 from $42.2 million for the same period in 1999. These costs decreased to $77.4 million for the first six months of 2000 from $89.3 million for the same period in 1999. Corresponding with these decreases in costs, our gross margin percentages increased to 25.9% in the second quarter of

2000 from 13.0% during the second quarter of 1999. Our gross margin percentage increased to 23.3% in the first six months of 2000 from 19.7% during the first six months of 1999. The primary factor positively impacting gross margins was the margin contribution of certain recently released Mammoth-2 drives and libraries. Additionally, there were reductions in inventory reserves as the result of product life cycless.

OPERATING EXPENSES

Selling, general and administrative expenses decreased to $13.8 million in the second quarter of 2000 from $14.5 million for the same period in 1999. These expenses decreased to $27.2 million for the first six months of 2000 from $27.7 million for the first six months of 1999. The decreases are the combination of several factors which include:

  A decrease in 2000 salaries and travel expenses for the quarterly and year-to-date periods resulting from headcount reductions in 2000 over 1999.
  During the latter part of 1999 and throughout the first six months of 2000, we were involved in patent litigation against Ecrix Corporation. We had claimed that they infringed on a number of our patents and were in the middle of pre-trial discovery when we settled the case. We received a combination of cash, a note receivable and Ecrix preferred stock. The settlement included $450,000 for reimbursement of legal expenses that had been incurred mainly in the first and second quarters of 2000. The recovery offset the expenses of the second quarter of 2000 compared to the same period of 1999, bringing year-to-date expenses for 2000 back in line with 1999 expenses.
  An increase in 2000 advertising expenses for the quarter and year-to-date periods for the introduction of the Mammoth-2 drive and related automation products.

Research and development expenses increased to $9.4 million in the second quarter of 2000 from $8.7 million for the same period in 1999. These expenses increased to $19.7 million for the first six months of 2000 from $16.5 million for the first six months of 1999. Spending increased in the quarterly and year-to-date periods to support ongoing engineering of the Mammoth-2 product, investments in new automation products and development of Mammoth-3, which is currently expected to begin shipping in late 2001. Investments in automation products included the integration of Mammoth-2 drives, as well as the development of a new family of mid-sized libraries that will incorporate Mammothtape™, DLT tape™, LTO® (Ultrium®) and AIT technologies. DLTtape™ drives are produced by Quantum. LTO® (Ultrium®) Drives are produced by the LTO Consortium (Hewlett Packard, Seagate and IBM). AIT is produced by Sony. This new family of mid-sized libraries is currently expected to begin shipping in the second half of 2000.

OTHER INCOME (EXPENSE), NET

Other income (expense), net consists primarily of interest income and expenses, foreign currency translation gains and losses and other miscellaneous items. Other income for the second quarter of 2000 was $393,000 compared to $172,000 for the same period in 1999. Other income for the first six months of 2000 was $438,000 compared to $364,000 for the same period in 1999. This change is the result of the recovery of a previously written-off note receivable of $450,000 which was offset by decreased interest income due to lower invested cash balances.

TAXES

The provision for income taxes for the second quarter of 2000 was (1.6)% of income before taxes compared to (1.2)% in the second quarter of 1999. The provision for income taxes for the first six months of 2000 was (0.8)% before taxes compared to 7.3% for the same period in 1999. At June 3, 1999, we evaluated all available evidence, both positive and negative, related to the realizablity of net deferred tax assets reflected in the balance sheet. Based upon the weight of this evidence, we determined that a valuation allowance was required on a portion of the net deferred tax assets. We have not recorded any additional net deferred tax assets since the second quarter of 1999. Until projected operating results reflect greater certainty of profitability and the ability to realize such benefits, we will not record any further deferred tax assets. We believe that it is more likely than not that currently recorded net deferred tax assets ($38.5 million at July 1, 2000) will be fully realized. The minimum amount of future taxable income required to realize this asset is $113.3 million. If we determine in the future that these assets are further impaired due to changes in projections of operations, we may establish additional reserves against the existing net deferred tax assets. This would have a material adverse impact on our tax rate and results of operations. We anticipate that we will continue to record future valuation reserves until we are able to demonstrate an ongoing profitable trend.

NET LOSS

Basic net loss per share for the second quarter of 2000 was $0.43 compared to basic net loss per share of $0.76 for the second quarter of 1999. Net loss for the second quarter of 2000 was positively impacted by improved gross margins. Basic net loss per share for the first six months of 2000 was $1.03 compared to $0.92 for the same period in 1999. Net loss for the first six months of 2000 was adversely impacted by decreased net sales as well as increased research and development expenditures.

LIQUIDITY AND CAPITAL RESOURCES

During the first six months of 2000, we expended $14.9 million of cash for operating activities, expended $5.0 million for capital equipment, expended $952,000 on long-term obligations and received $753,000 from the sale of common stock to company employees. Together, these activities decreased our cash and short-term investments by $20.1 million to a quarter-ending balance of $12.5 million. Our working capital decreased to $46.7 million at July 1, 2000 from $67.7 million at January 1, 2000.

In May 2000, we entered into a new bank line of credit agreement with Congress Financial Corporation, a subsidiary of First Union Bank Corporation. This agreement expires in May 2003. This agreement allows borrowings up to the lesser of 80% of eligible accounts receivable or $20.0 million. Eligible accounts receivable excludes invoices greater than 60 days past due, some foreign receivables and other items identified in the agreement. The amount available under the line on July 1, 2000 was approximately $14.4 million. Collateral for this agreement includes accounts receivable and inventory, as well as certain intangible assets. The line includes a commitment fee of $150,000 and an unused line of credit fee of .375% per annum assessed on the amount by which $16,000,000 exceeds our average daily principle balance.

This agreement requires that we maintain minimum levels of tangible net worth and certain other covenants. Additionally, we cannot pay dividends without prior bank approval. The agreement contains certain acceleration clauses that may cause any outstanding balance to become due in the event of default. Default includes failure to maintain required covenants and other events described in the agreement. On August 8, 2000, no borrowings were outstanding and we were in compliance with covenants.

We must pay interest on any borrowings under this agreement at the lower of the bank's prime rate + .5% or "LIBOR" + 2.5%. Offsetting the amount available under the line of credit is a series of letters of credit, which collateralize certain leasehold improvements made by our subsidiary in Germany. This letter is currently for DM 1,000,000 and decreases by DM 100,000 in August of each year until it is fully depleted.

We anticipate that our cash balance will continue to decline through 2000 and that borrowings under the line of credit may occur during 2000. We are continually exploring other sources of equity infusion for ourselves and our subsidiary, CreekPath Systems, Inc. We believe that our existing sources of liquidity and funds to be generated from operations will fund our anticipated working capital and other cash requirements through fiscal 2000.

RESTRUCTURING CHARGES

We incurred $2.4 million in pretax restructuring charges during the third quarter of 1999. The restructuring simplified our organization by combining three operating segments into one segment under common management. We paid $292,000 of severance related accruals during 2000 and $2,154,000 of severance related accruals in 1999. At July 1, 2000, no accruals remain and all transactions contemplated by the restructuring plan have been completed.

RECENT ACCOUNTING PRONOUNCEMENTS

Information concerning recent accounting pronouncements is incorporated by reference from Item 1, "Notes to Consolidated Financial Statements," under the caption, "Note 6--Recent Accounting Pronouncement."

MARKET RISK

We may occasionally enter into foreign currency forward contracts in anticipation of movements in the dollar/yen exchange rate to hedge the purchase of certain inventory components from Japanese manufacturers. We establish contracts with maturity dates within six months of the purchase date. Contracts must be established for future purchases denominated in yen to be considered a hedge. In circumstances where the timing of hedged purchases is deferred, contract maturity dates are extended to cover the deferred purchases. There were no contracts outstanding at July 1, 2000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information concerning the Company's market risk is incorporated by reference from Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," under the caption, "Market Risk".

PART II.

Item 6. Exhibits and Reports on Form 8-K
(a)	Exhibit Index

Exhibit
	Number	Description

	27.0	Financial Data Schedule-Part I Exhibit

(b)	Reports on Form 8-K: There were no reports on Form 8-K for the three month period ended July 1, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXABYTE CORPORATION
Registrant

Date	August 15, 2000	By	/s/ Stephen F. Smith
Stephen F. Smith Vice President, Chief Financial Officer, General Counsel & Secretary (Principal Financial and Accounting Officer)