Form 10-Q
period 2000-09-30
EXABYTE CORP /DE/
filed 2000-11-13
CIK 855109

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR SECTION 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

or

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________ to __________________________.

Commission File Number: 0-18033

EXABYTE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	84-0988566
(State of Incorporation)	(I.R.S. Employer Identification No.)

1685 38th Street

Boulder, Colorado 80301

(Address of principal executive offices, including zip code)

(303) 442-4333

(Registrant's Telephone Number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. [X] Yes [ ] No

As of November 3, 2000, there were 23,126,902 shares outstanding of the Registrant's Common Stock (par value $0.001 per share).

EXABYTE CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

Page
PART I. FINANCIAL INFORMATION	3-20
Item 1. Financial Statements (Unaudited)	3-10
Consolidated Balance Sheets--September 30, 2000 and January 1, 2000 (Unaudited)	3
Consolidated Statements of Operations--Three and Nine Months Ended September 30, 2000 and October 2, 1999 (Unaudited)	4-5
Consolidated Statements of Cash Flows--Nine Months Ended September 30, 2000 and October 2, 1999 (Unaudited)	6-7
Notes to Consolidated Financial Statements (Unaudited)	8-10
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	11-19
Item 3. Quantitative and Qualitative Disclosures About Market Risk	20
PART II. OTHER INFORMATION	20-42
Item 4. Submissions of Matters to a Vote of Security Holders	20
Item 5. Other Information	21-45
Item 6. Exhibits and Reports on Form 8-K	42

PART I

Item 1. Financial Statements

Exabyte Corporation And Subsidiaries Consolidated Balance Sheets

(Unaudited)

(In thousands, except per share data)

	September 30, 2000	January 1, 2000
ASSETS
Current assets:
Cash and cash equivalents	$ 3,583	$25,610
Short-term investments	90	7,039
Accounts receivable, less allowance for doubtful accounts and reserves for customer returns and credits of $6,567 and $7,855, respectively	37,822	37,163
Inventories, net	33,451	26,805
Deferred income taxes	6,807	8,136
Other current assets	3,889	4,927
Total current assets	85,642	109,680
Property and equipment, net	22,838	24,708
Deferred income taxes	29,813	30,484
Other assets	1,534	1,024
	$139,827	$165,896
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 26,962	$ 23,327
Accruals and other liabilities	17,395	13,815
Accrued income taxes	2,216	1,877
Current portion of long-term obligations	2,757	2,931
Total current liabilities	49,330	41,950
Long-term obligations	8,675	6,570
Stockholders' equity:
Preferred stock, $.001 par value; 14,000 shares authorized; no shares issued	--	--
Common stock, $.001 par value; 50,000 shares authorized; 23,084 and 22,886 shares issued, respectively	23	23
Capital in excess of par value Treasury stock, at cost, 455 shares	68,552 (2,742)	67,584 (2,742)
Retained earnings	15,989	52,511
Total stockholders' equity	81,822	117,376
	$139,827	$165,896

The accompanying notes are an integral part of the consolidated financial statements.

Exabyte Corporation And Subsidiaries Consolidated Statements Of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	September 30, 2000	October 2, 1999
Net sales	$60,100	$53,041
Cost of goods sold	48,892	45,755
Gross profit	11,208	7,286
Operating expenses:
Selling, general and administrative	12,995	15,973
Research and development	9,244	9,658
Loss from operations	(11,031)	(18,345)
Other income (expense), net	(323)	900
Loss before income taxes	(11,354)	(17,445)
Provision for income taxes	(1,951)	(58)
Net loss	$(13,305)	$(17,503)
Basic and diluted net loss per share	$(0.59)	$(0.78)
Common shares used in the calculation of basic and diluted net loss per share	22,600	22,300

The accompanying notes are an integral part of the consolidated financial statements.

Exabyte Corporation And Subsidiaries Consolidated Statements Of Operations

(Unaudited)

(In thousands, except per share data)

	Nine Months Ended
	September 30, 2000	October 2, 1999
Net sales	$160,990	$164,210
Cost of goods sold	126,283	135,066
Gross profit	34,707	29,144
Operating expenses:
Selling, general and administrative	40,232	43,701
Research and development	28,970	26,132
Loss from operations	(34,495)	(40,689)
Other income, net	115	1,264
Loss before income taxes	(34,380)	(39,425)
(Provision for) benefit from income taxes	(2,142)	1,551
Net loss	$(36,522)	$(37,874)
Basic and diluted net loss per share	$(1.62)	$(1.70)
Common shares used in the calculation of basic and diluted net loss per share	22,520	22,234

The accompanying notes are an integral part of the consolidated financial statements.

Exabyte Corporation And Subsidiaries Consolidated Statements Of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30, 2000	October 2, 1999
Cash flows from operating activities:
Cash received from customers	$160,687	$171,310
Cash paid to suppliers and employees	(183,492)	(189,236)
Cash paid for restructuring activities	(185)	(1,238)
Interest received	993	2,113
Interest paid	(282)	(380)
Income taxes paid	(239)	(209)
Income tax refund received	1,393	572
Net cash used by operating activities	(21,125)	(17,068)

Cash flows from investing activities:
Purchase of short-term investments	(2,051)	(33,961)
Maturity/sale of short-term investments	9,000	36,302
Capital expenditures	(7,541)	(8,725)
Net cash used by investing activities	(592)	(6,384)

Cash flows from financing activities:
Net proceeds from issuance of common stock	967	356
Principal payments under long-term obligations	(1,277)	(3,820)
Net cash used by financing activities	(310)	(3,464)

Net decrease in cash and cash equivalents	(22,027)	(26,916)
Cash and cash equivalents at beginning of period	25,610	56,571

Cash and cash equivalents at end of period	$ 3,583	$29,655

The accompanying notes are an integral part of the consolidated financial statements.

Exabyte Corporation And Subsidiaries Consolidated Statements Of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30, 2000	October 2, 1999

Reconciliation of net loss to net cash used by operating activities:
Net loss	$(36,522)	$(37,874)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation, amortization and other	9,927	11,867
Deferred income tax provision (benefit)	100	(1,634)
Provision for losses and reserves on accounts receivable	3,779	4,939
Non-cash restructuring expense	3,168	145
Change in assets and liabilities:
Accounts receivable	(4,438)	2,474
Inventories, net	(7,525)	2,048
Income tax receivable	956	589
Other current assets	74	1,146
Other assets	(510)	(129)
Accounts payable	3,635	(3,022)
Accrued liabilities	3,579	1,600
Accrued income taxes	339	(144)
Other long-term obligations	2,313	927
Net cash used by operating activities	$(21,125)	$(17,068)

Supplemental schedule of non-cash investing and financing activities:
Capital lease obligations Note payable issued to purchase property and equipment	$933 - -	$ - - 2,143

The accompanying notes are an integral part of the consolidated financial statements.

Exabyte Corporation and Subsidiaries Notes to Consolidated Financial Statements

(Unaudited)

Note 1--ACCOUNTING PRINCIPLES

The consolidated balance sheet as of September 30, 2000, the consolidated statements of operations for the three and nine months ended September 30, 2000 and October 2, 1999, as well as the consolidated statements of cash flows for the nine months ended September 30, 2000 and October 2, 1999, have been prepared by Exabyte Corporation (the "Company") without an audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation thereof, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's January 1, 2000 annual report to stockholders filed with the Commission as Part II to the Company's Annual Report on Form 10-K. The results of operations for interim periods presented are not necessarily indicative of the operating results for the full year.

Note 2--INVENTORIES

Inventories consist of the following:

(In thousands)

	September 30, 2000	January 1, 2000
Raw materials and component parts	$19,926	$15,694
Work-in-process	1,747	1,874
Finished goods	11,778	9,237
	$33,451	$26,805

Note 3--ACCRUED LIABILITIES

Accrued liabilities consist of the following:

(In thousands)

	September 30, 2000	January 1, 2000
Wages and employee benefits	$8,810	$6,083
Warranty and other related costs	2,463	3,536
Other	6,122	4,196
	$17,395	$13,815

Note 4--BASIC AND DILUTED EARNINGS PER SHARE

The calculation of basic and diluted earnings per share ("EPS") is as follows:

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2000	October 2, 1999	September 30, 2000	October 2, 1999
Basic and diluted EPS computation:
Net loss	$(13,305)	$(17,503)	$(36,522)	$(37,874)
Common shares outstanding	22,600	22,300	22,520	22,234
Basic and diluted EPS	$ (0.59)	$ (0.78)	$ (1.62)	$ (1.70)

Options to purchase 3,059,000 shares of common stock were excluded from dilutive stock option calculations for the third quarter of 2000 because their exercise prices were greater than the average fair market value of the Company's stock for the period and as such, they would be anti-dilutive. Additionally, options to purchase 1,834,000 shares of common stock were excluded from the computation of diluted earnings per share for the third quarter of 2000, as these options are antidilutive as a result of the net loss incurred.

Note 5--RESTRUCTURING

During the third quarter of 2000, the Company incurred $5,799,000 in charges related to a restructuring, which will result in the closure of a wholly-owned subsidiary, Exabyte Magnetics GmbH ("EMG"). This restructuring is part of a plan adopted by the Board of Directors on July 28, 2000, which transitions a number of manufacturing operations to Hitachi, Ltd. ("Hitachi"). The first phase of this restructuring transferred certain future product development activities and the production for the M2™ product from EMG to Hitachi. The Company anticipates that this phase will be completed by the end of 2000. The second phase involves closure of EMG once the remaining production of Mammoth scanners is complete. The Company anticipates that this phase will be completed by the mid 2002.

Restructuring charges during the third quarter of 2000 include employee severance and related costs of $1,613,000, excess facilities costs of $718,000, the write-off of excess inventories of $879,000, the write-off of capital equipment of $389,000, the write-off of deferred tax assets related to EMG of $1,900,000 and other costs of $300,000. Workforce reductions involve 93 employees, constituting substantially all employees of EMG. All severance payments for these employees were contractually defined and communicated during the third quarter of 2000.

The write-off of deferred tax assets of $1,900,000 is included in income tax expense for the third quarter of 2000. Of the remaining restructuring costs for the quarter, $2,713,000 are included in cost of sales and $1,186,000 are included in research and development costs. Approximately $3,168,000 of the costs, which relate to deferred taxes and the write-off of excess inventories and capital equipment, do not involve future cash payments. Approximately $185,000 in severance and related costs were paid during the third quarter, and 19 employees were terminated. Approximately $2,446,000 in accrued liabilities remain at September 30, 2000 for excess facilities, severance and related costs.

The Company anticipates future annual savings of approximately $3.4 million related to the restructuring.

During the third quarter of 1999, the Company incurred $2,446,000 in pre-tax charges related to a restructuring, which simplified the Company's structure by combining the Company's three operating segments into one segment under common management. These charges were related to workforce reductions including severance, outplacement and benefits. Severance and related costs of $292,000 and $2,154,000 were paid in cash during 2000 and 1999, respectively. All transactions contemplated by the restructuring were completed before July 1, 2000 and no accruals remain.

Note 6--RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 prescribes accounting for changes in the fair value of derivatives. In July 1999, the FASB delayed the implementation date of this standard to all fiscal quarters of all fiscal years beginning after June 15, 2000. This delay was published as Statement of Financial Accounting Standards No. 137 ("SFAS 137"). In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" ("SFAS 138"). This statement addresses certain implementation difficulties related to SFAS 133. The Company is in the process of assessing the effects of application of these statements, and believes it will not have a material impact on the Company's consolidated results of operations. Application may result in the recognition of components of comprehensive income, which is discussed in Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income".

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101") governing revenue recognition. Implementation of SAB 101 has been delayed until the fourth quarter of fiscal years beginning after December 15, 1999. The Company believes that, once effective, this bulletin is expected to have no effect on the Company's consolidated results of operations.

In March 2000, the FASB issued Financial Interpretation No. 44 ("FIN 44") "Accounting for Certain Transactions Involving Stock Compensation an Interpretation of Accounting Principles Board Opinion No. 25 (APB25)." FIN 44 clarifies the application of APB 25 and is currently effective. Adoption of this pronouncement has had no effect to the Company's consolidated results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Form 10-Q contains forward-looking statements allowed under Section 21E of the Securities Exchange Act of 1934. Our actual results may differ materially from these forward-looking statements because our business and operations are continually exposed to risks and uncertainties, including those listed in Part II, Item 5 of this report. We attempt to identify forward-looking statements in this document by bold face. We also use words such as "believes, " "anticipates," "expects," "intends" and other similar expressions to help identify forward-looking statements. Keep in mind, however, that these methods are not the only way to identify forward-looking statements. Additionally, we may not update forward-looking statements.

Overview And Recent Developments

We are a leading provider of information storage products, including tape drive products, robotic tape libraries and recording media. Our strategic focus is the information storage and retrieval tape drive and library market for workstations, midrange computer systems and networks, primarily for data backup and archival applications. Computer manufacturers and resellers require a variety of storage products which vary in price, performance, capacity and form-factor characteristics as their needs for reliable data backup and archival storage increase. Our strategy is to offer a number of products to address a broad range of these requirements.

Our tape drive products are based on 8mm and MammothTape technologies and our tape library products are based upon 8mm, MammothTape™ , AIT, DLTtape™ and LTO™ Ultrium™ technologies.

In 1999, we entered into a joint development agreement with Hitachi Digital Media Products Division of Hitachi, Ltd. ("Hitachi") for the development of our future generation M3™ and M4 tape drives. On December 20, 1999 we entered into a second joint development agreement for the development of a scanner for our current generation M2™ product, which at that time had been built exclusively by our wholly-owned subsidiary Exabyte Magnetics GmbH ("EMG").

On July 24, 2000 our Board of Directors approved a plan to transition a number of manufacturing operations to outside vendors. The first transition item is to shift the manufacture of M2™ scanners from EMG to Hitachi. This transition began in September with receipt of initial shipments from Hitachi and is planned to be completed by the end of 2000. Once the M2™ scanners have been fully transitioned to Hitachi, EMG's role will be reduced to the manufacture of Mammoth scanners through the remaining life of that product. Headcount at EMG will be reduced from a peak of 110 employees in June 2000 to approximately 26 by mid 2001 as a result of these actions.

The second transition is to move the manufacture of a portion of the M2™ deck assembly, which is currently completed in our manufacturing facility in Boulder, Colorado, to Hitachi. The first phase of this transition also commenced with initial shipments from Hitachi in September and is anticipated to be fully completed by the end of 2000. As a result of the portion of this transition phase completed to date, our Boulder manufacturing operations now perform final assembly, configuration and testing using the Hitachi components. Later phases of this transition may result in outsourcing all aspects of the deck assembly manufacture but final configuration of the M2™ drives, depending on final negotiation of such factors as cost and quality, among others.

A final transition, which began in the third quarter, involved the outsourcing of manufacturing for our high-volume library products, such as the EZ17™ , 430 and soon to be released 215 libraries to Shinei Sanyo Corporation ("Shinei Sanyo") in Singapore.

We believe that the effect of these transitions is the conversion of our fixed cost model, in a tight labor market, to one that is more variable and scalable. Certain risks associated with these transitions are discussed under Item 5 of this 10-Q report.

Results Of Operations

The following table sets forth our operating results as a percentage of sales for each period presented.

	Three Months Ended		Nine Months Ended
	September 30, 2000	October 2, 1999	September 30, 2000	October 2, 1999
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	81.4	86.3	78.4	82.3
Gross profit	18.6	13.7	21.6	17.7
Operating expenses:
Selling, general and administrative	21.6	30.1	25.0	26.6
Research and development	15.4	18.2	18.0	15.9
Loss from operations	(18.4)	(34.6)	(21.4)	(24.8)
Other income (expense), net	(0.5)	1.7	0.0	0.8
Loss before income taxes	(18.9)	(32.9)	(21.4)	(24.0)
(Provision for) benefit from income taxes	(3.2)	(0.1)	(1.3)	0.9
Net loss	(22.1)%	(33.0)%	(22.7)%	(23.1)%

Net Sales

The following tables present our revenue by product in absolute dollars and as a percentage of sales for each period presented:

PRODUCT MIX TABLES

Dollars in thousands:

	Three Months Ended		Nine Months Ended
	September 30, 2000	October 2, 1999	September 30, 2000	October 2, 1999
8mm drives:
Eliant™820, Mammoth- LT, Mammoth and M2™	$21,465	$23,467	$63,420	$78,117
8mm libraries:
EZ17™, 430, 220, X80 and X200	18,215	5,555	42,515	19,544
DLTtape™ Libraries:
17D, 230D and 690D	2,266	3,489	6,450	8,086
LTO™ Libraries:
110L	21	--	21	--
Media	15,628	14,865	40,639	48,211
Service, spares and other	3,502	3,660	11,207	11,694
End-of-life drives and libraries(x)	794	3,640	687	4,015
Sales allowances	(1,791)	(1,635)	(3,949)	(5,457)
	$60,100	$53,041	$160,990	$164,210

As a percentage of net sales:

	Three Months Ended		Nine Months Ended
	September 30, 2000	October 2, 1999	September 30 2000	October 2, 1999
8mm drives:
Eliant™820, Mammoth LT, Mammoth and M2™	35.7%	44.2%	39.4%	47.5%
8mm libraries:
EZ17™, 430, 220, X80 and X200	30.3	10.5	26.4	11.9
DLTtape™ Libraries:
17D, 230D and 690D	3.8	6.6	4.0	4.9
LTO™ Libraries:
110L	--	--	--	--
Media	26.0	28.0	25.3	29.4
Service, spares and other	5.9	6.9	7.0	7.1
End-of-life drives and libraries(x)	1.3	6.9	0.4	2.5
Sales allowances	(3.0)	(3.1)	(2.5)	(3.3)
	100.0%	100.0%	100.0%	100.0%

(x) Prior year amounts and percentages reflect current year classifications of end-of-life products.

We market our products worldwide to OEMs and resellers. We also provide repair services directly to OEMs and to our resellers' customers.

OEMs incorporate our products into their own systems. We work closely with our OEMs during early product development stages to help our products readily integrate into the OEM's systems.

Our reseller customers purchase products to resell to end users. They may also provide other services, including:

     -     distributing our products to other resellers;

     -     offering financing to end users;

     -     offering value-added products and/or services to end users.

Our net sales increased by 13.3% to $60.1 million in the third quarter of 2000 from $53.0 million for the third quarter of 1999. In comparing net sales in the third quarter of 2000 to the third quarter of 1999, there were several significant differences:

     -     Sales of M2™ tape drives were $6.8 million in 2000 with no comparable amount in 1999.

     -     Sales of current 8mm library products increased by $12.7 million. During 2000, both unit sales and average unit prices increased as sales shifted to libraries containing M2™ drives.

     -     Sales of older generation 8mm tape drives (Eliant™820, Mammoth-LT and Mammoth) decreased by $8.8 million, primarily in the OEM channel.

     -     Sales of end-of-life drives and libraries decreased by $2.8 million.

Our net sales decreased by 2.0% to $161.0 million in the first nine months of 2000 from $164.2 million for the first nine months of 1999. Significant differences between the two periods include the following, some of which are discussed above for the quarterly comparison:

     -     Sales of M2™ tape drives were $16.3 million in 2000 with no comparable amount in 1999.

     -     Sales of current 8mm library products increased by $23.0 million. During 2000, many of these libraries contained M2™ tape drives.

     -     Sales of tape media decreased by $7.6 million. This decrease is primarily the result of larger than normal media shipments in the first quarter of 1999 as we resolved Mammoth media supply constraints and were able to fill our backlog of outstanding orders.

     -     Sales of older generation 8mm tape drives decreased by $31.0 million, primarily in the OEM channel.

The following table details our sales to different customer types as a percentage of total net sales for the periods presented:

CUSTOMER MIX TABLE

(As a percentage of net sales)

	Three Months Ended		Nine Months Ended
	September 30, 2000	October 2, 1999	September 30, 2000	October 2, 1999
Customer Type:
OEM	28.7%	36.5%	29.8%	40.9%
Reseller	66.6	58.7	65.4	54.5
End-user and other	4.7	4.8	4.8	4.6
	100.0%	100.0%	100.0%	100.0%

Relative sales to OEM customers decreased for the third quarter and first nine months of 2000 over the same periods in 1999 due to reduced sales of older generation tape drive products, without a corresponding increase in sales of new generation products. OEM customers have a long qualification, adoption and integration time before purchasing new products. As a result, volume sales of our M2™ products to OEMs did not begin until late in the third quarter of 2000.

The following table summarizes customers who accounted for 10% or more of our sales in the periods presented:

SALES TO MAJOR CUSTOMERS

(As a percentage of net sales)

	Three Months Ended		Nine Months Ended
	September 30, 2000	October 2, 1999	September 30, 2000	October 2, 1999
Customer:
Reseller A	20.6%	15.4%	17.7%	12.9%
Reseller B	12.7	10.0	12.6	(x)
OEM C	12.6	15.5	11.6	16.3
OEM D	(x)	(x)	(x)	11.3

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

Cost Of Sales And Gross Margin

Our cost of sales includes the actual cost of all materials, labor and overhead incurred in the manufacturing and service processes, as well as certain other related costs. Other related costs include primarily warranty accruals and inventory reserves. Our cost of sales for the third quarter of 2000 increased to $48.9 million from $45.8 million for the third quarter of 1999. Excluding restructuring charges for both periods, the change was an increase to $46.2 million in the third quarter of 2000 from $45.1 million for the same period in 1999. Our gross margin percentage increased to 18.6% in the second quarter of 2000 from 13.7% for the same period in 1999. Excluding restructuring charges for both periods, the change was an increase to 23.2% from 15.0%.

Our cost of sales decreased to $126.3 million for the first nine months of 2000 from $135.1 million for the same period in 1999. Excluding restructuring charges for both periods, these costs decreased to $123.6 million from $134.4 million. Our gross margin percentage increased to 21.6% for the first nine months of 2000 from 17.7% for the same period in 1999. Excluding restructuring charges for both periods, the change was an increase to 23.2% from 18.2%.

The primary factor positively impacting gross margins was the margin contribution of certain recently released M2™ drives and libraries which carry higher gross margins than the older technology products they replaced.

Offsetting the positive margin impacts of M2™ drives and libraries in the third quarter of 2000 was:

     -     Component shortages early in the third quarter of which resulted in lower manufacturing volumes and thus, higher overall production costs

     -     Transition costs related to outsourcing the manufacture of M2™ drives and scanners to Hitachi and transitioning the manufacture of certain library products to Shinei Sanyo

     -     Costs associated with bringing our service repair business back in-house from a third party.

Operating Expenses

Selling, general and administrative expenses decreased to $13.0 million in the third quarter of 2000 from $16.0 million for the same period in 1999. Without restructuring charges, the 1999 expenses for the period were $14.5 million. These expenses decreased to $40.2 million for the first nine months of 2000 from $43.7 million for the first nine months of 1999. Without restructuring charges, the 1999 expenses for the period were $42.2 million. The decreases are the combination of several factors which include:

     -     A decrease in 2000 salaries and travel expenses for the quarterly and year-to-date periods resulting from headcount reductions related to the third quarter 1999 restructuring.

     -     A strategic decrease in advertising expenses for the quarterly periods. We employed strong advertising campaigns for the M2™ product and related library products early in 2000 with planned decreases over the remainder of 2000. This advertising strategy addressed anticipated introductions of competing LTO™ and DLTtape™ products during the second half of 2000.

Research and development expenses decreased to $9.2 million in the third quarter of 2000 from $9.7 million for the same period in 1999. Excluding restructuring charges for both periods, these expenses decreased to $8.1 million in the third quarter of 2000 from $9.3 million in 1999. This decrease is the result of the restructuring which outsourced scanner research and development activities of EMG to Hitachi early in the quarter. These expenses increased to $29.0 million for the first nine months of 2000 from $26.1 million for the first nine months of 1999. Excluding restructuring charges for both periods, these expenses increased to $27.8 million in 2000 from $25.8 million in 1999. Spending increased for the year-to-date period to support ongoing engineering of the M2™ product, investments in new automation products and development of Mammoth-3, which is currently expected to begin shipping in late 2001. Investments in automation products included the integration of M2™ drives, as well as the development of a new family of mid-sized libraries that incorporates MammothTape™, DLTtape™, LTO ™ Ultrium™ and AIT technologies. We shipped the first MammothTape™ and LTO™ Ultrium™ products from this family during the third quarter. Other automation products from this family are currently expected to begin shipping in the fourth quarter of 2000.

Other Income (Expense), Net

Other income (expense), net consists primarily of interest income and expenses, foreign currency translation gains and losses and other miscellaneous items. Other expense for the third quarter of 2000 was $323,000 compared to income of $900,000 for the same period in 1999. Other income for the first nine months of 2000 was $115,000 compared to $1.3 million for the same period in 1999. Both the quarter and year-to-date periods were impacted by unfavorable changes in translation gains and losses and decreased interest income due to lower invested cash balances. These unfavorable changes were offset in the nine month periods by the recovery during the second quarter of 2000 of a previously written-off note receivable of $450,000.

Taxes

The provision for income taxes for the third quarter of 2000 was 17.2% of loss before taxes compared to 0.3% for the same period in 1999. The provision for income taxes for the first nine months of 2000 was 6.2% of loss before taxes compared to a benefit of 3.9% for the same period in 1999. The third quarter and year-to-date 2000 rates are impacted by the write-off of $1.9 million of net deferred tax assets related to EMG as a result of the restructuring. As of June 3, 1999, we evaluated all available evidence, both positive and negative, related to the realizability of net deferred tax assets reflected in the balance sheet. Based upon the weight of this evidence, we determined that a valuation allowance was required on a portion of the net deferred tax assets. We have not recorded any additional net deferred tax assets since the second quarter of 1999. Until projected operating results reflect greater certainty of profitability and the ability to realize such benefits, we will not record any further deferred tax assets. We believe that it is more likely than not that currently recorded net deferred tax assets ($36.6 million at September 30, 2000) will be fully realized. The minimum amount of future taxable income required to realize this asset is $107.7 million. If we determine in the future that these assets are further impaired due to changes in projections of operations, we may establish additional reserves against the existing net deferred tax assets. This would materially and adversely impact our tax rate and results of operations. We anticipate that we will continue to record future valuation reserves until we are able to demonstrate an ongoing profitable trend.

Net Loss

Basic and diluted net loss per share for the third quarter of 2000 was $0.59 compared to basic and diluted net loss per share of $0.78 for the same period in 1999. Excluding restructuring charges for both years, the basic and diluted net loss per share for these periods was $0.33 and $0.68, respectively. Basic and diluted net loss per share for the first nine months of 2000 was $1.62 compared to $1.70 for the same period in 1999. Excluding restructuring charges for both periods, the basic and diluted net loss per share for these periods was $1.36 and $1.59, respectively. Net loss for the quarterly and year-to-date periods decreased in 2000 over 1999 as the result of improved margins. Net loss for the third quarter was also impacted by improved sales and decreased selling, general and administrative expenses.

Liquidity And Capital Resources

During the first six months of 2000, we expended $21.1 million of cash for operating activities, expended $7.5 million for capital equipment, expended $1.3 million on long-term obligations and received $967,000 from the sale of common stock to Company employees. Together, these activities decreased our cash and short-term investments by $28.9 million to a quarter-ending balance of $3.7 million. Our working capital decreased to $36.3 million at September 30, 2000 from $67.7 million at January 1, 2000.

In May 2000, we entered into a new bank line of credit agreement with Congress Financial Corporation, a subsidiary of First Union Bank Corporation. This agreement expires in May 2003. This agreement allows borrowings up to the lesser of 80% of eligible accounts receivable or $20.0 million. Eligible accounts receivable excludes invoices greater than 60 days past due, some foreign receivables and other items identified in the agreement. The amount available under the line on September 30, 2000 was approximately $20.0 million. Collateral for this agreement includes accounts receivable and inventory, as well as certain intangible assets. The line includes a commitment fee of $150,000 and an unused line of credit fee of .375% per annum assessed on the amount by which $16.0 million exceeds our average daily principal balance.

This agreement requires that we maintain minimum levels of tangible net worth and certain other covenants. Additionally, we cannot pay dividends without prior bank approval. The agreement contains certain acceleration clauses that may cause any outstanding balance to become due in the event of default. Default includes failure to maintain required covenants and other events described in the agreement. On September 30, 2000, no borrowings were outstanding and we were in compliance with all covenants. During the third quarter, we did borrow amounts under this line and all amounts were repaid. We anticipate borrowing throughout the fourth quarter and into 2001.

We must pay interest monthly on any borrowings under this agreement at the lower of the bank's prime rate + .5% or "LIBOR" + 2.5%. Offsetting the amount available under the line of credit is a letter of credit, which collateralizes certain leasehold improvements made by our subsidiary in Germany. This letter is currently for DM 1,000,000 and decreases by DM 100,000 in August of each year until it is fully depleted.

We believe that our existing cash balances, internally generated funds, and our bank line of credit can fund our working capital and cash requirements during the next 12 months. This belief depends primarily on:

     -     quarter-to-quarter growth in revenues;

     -     return to profitability in the first half of 2001;

     -     satisfactory payment terms with vendors and customers; and

     -     effective management of inventory levels.

If we perform below our expectations regarding any one of these factors, we would need to obtain additional outside financing to fund our current operations. In any event, we may also need additional cash for unexpected needs. Therefore, we will continue exploring outside funding opportunities, including equity or debt arrangements. We prefer the sale of equity. However, any sale of equity will dilute existing equity interests. Issuing debt instruments or preferred stock may create rights senior to our common stock and may have burdensome terms.

We are currently proceeding with a possible non-public offering of up to 1,000,000 shares of our common stock, plus warrants to purchase additional shares at a premium. The securities offered will not be registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The completion of this offering is subject to market conditions, our cash requirements and other factors. We cannot assure that this offering will be completed.

Restructuring Charges

During the third quarter of 2000, we incurred $5.8 million in charges related to a restructuring which will result in the closure of EMG. This restructuring is part of a plan adopted by our Board of Directors on July 24, 2000 which transitions a number of manufacturing operations to Hitachi. The first phase of this restructuring transferred certain future product development activities and the production of scanners for the M2™ product from EMG to Hitachi. We anticipate that this phase will be complete by the end of 2000. The second phase involves closure of EMG once the remaining production of Mammoth scanners is complete. We anticipate that this phase will be complete by the end of 2001. Restructuring charges during the third quarter of 2000 include:

     -     employee severance and related costs of $1.6 million;

     -     excess facilities costs of $718,000;

     -     write-off of excess inventories of $879,000;

     -     capital equipment of $389,000;

     -     write-off of deferred tax assets related to EMG of $1.9 million; and

     -     other costs of $300,000.

Workforce reductions involve 93 employees constituting substantially all employees. All severance payments for these employees were contractually defined and communicated during the third quarter of 2000.

The write-off of deferred tax assets of $1.9 million is included in income tax expense for the third quarter of 2000. Of the remaining restructuring costs for the quarter, $2.7 million are included in cost of sales and $1.2 million are included in research and development costs. Approximately $3.2 million of the costs, which relate to deferred taxes and the write-off of excess inventories and capital equipment, do not involve future cash payments. Approximately $185,000 in severance and related costs were paid during the third quarter, and 19 employees were terminated. Approximately $2.4 million in accrued liabilities remain at September 30, 2000 for excess facilities, severance and related costs.

We anticipate future annual savings of approximately $3.4 million related to the restructuring.

We incurred $2.4 million in pretax restructuring charges during the third quarter of 1999. The restructuring simplified our organization by combining three operating segments into one segment under common management. We paid $292,000 of severance related accruals during 2000 and $2,154,000 of severance related accruals in 1999. All transactions contemplated by this restructuring were completed before July 1, 2000 and no accruals remain.

Recent Accounting Pronouncements

Information concerning recent accounting pronouncements is incorporated by reference from Item 1, "Notes to Consolidated Financial Statements," under the caption, "Note 6--Recent Accounting Pronouncement."

Market Risk

We may occasionally enter into foreign currency forward contracts anticipating movements in the dollar/yen exchange rate. These contracts hedge the purchase of inventory components from Japanese manufacturers. Hedging is when we enter into contracts for the future purchase of yen. In these contracts, we typically establish maturity dates within six months of the purchase date. In circumstances where we defer the timing of hedged purchases, we extend the contract maturity dates to cover the deferred purchases. We had no outstanding hedging contracts as of September 30, 2000. Our exposure to fluctuations in the dollar/yen exchange rate is expected to increase as a result of outsourcing certain manufacturing to Hitachi.

Our borrowings under our line of credit agreement expose us to changes in interest rates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information concerning the Company's market risk is incorporated by reference from Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," under the caption, "Market Risk".

PART II.

Item 4. Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Stockholders held on April 28, 2000, Mr. William L. Marriner was re-elected to Exabyte's Board of Directors for a three-year term.

The vote was as follows:

Name of Director	Total Vote For	Total Vote Against
William L. Marriner	21,804,606	324,487

Messrs. Ralph Z. Sorenson and Thomas E. Pardun will continue in office until the 2002 Annual Meeting of Stockholders. Messrs. Peter D. Behrendt, A. Laurence Jones and Stephen C. Johnson will continue in office until the 2001 Annual Meeting of Stockholders.

In addition, the following matters were approved:

Matter Voted On	Total Vote For	Total Vote Against	Total Vote Withheld
Approval of Employee Stock Purchase Plan, As Amended	19,231,845	2,363,051	414,245
Ratification of PriceWaterhouseCoopers LLP as the Company's independent accountants	21,832,420	139,817	36,904

Item 5. Other Information

These risk factors supercede any risk factors we may have previously filed with the Securities and Exchange Commission.

Risk Factors

1. General information about these risk factors and our company.

1.1 These risk factors contain important information about our business and you should read them carefully.

You should carefully consider the risks described below before you decide to buy our common stock. If any of the following risks should actually occur, our business, prospects, financial condition or results of operations would likely suffer. In such case, the trading price of our common stock could fall, and you may lose all or part of the money you paid to buy our common stock. We furnish you these risk factors to describe how you may be financially hurt by owning our common stock rather than how you may be financially benefited by taking a short position in our common stock or by taking any other position which results in profits upon a drop in the common stock price. If you are in a short position you face different risks that are not contemplated in this document.

1.2 You should read these risk factors together because many risks are connected to other risks.

You should look at all of the risk factors in total. Some risk factors may stand on their own. Some risk factors may affect (or be affected by) other risk factors. For example, the risk factor relating to our possible inability to properly forecast our customer demand would likely result in excess inventory, which is another risk factor. You should not assume we have identified these connections.

1.3 We may fail to identify all the risks affecting our business.

We identify known risks and uncertainties in this document. However, we may not know all the risks which could affect our business. Our inability or failure to recognize a risk is itself a risk factor.

1.4 We may not update these risk factors in a timely manner.

We intend to periodically update and describe these and future risk factors in our quarterly reports filed with the Securities and Exchange Commission. However, you should not assume that we will always update these and future risk factors in a timely manner. We are not undertaking any obligation to updates of risk factors to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

1.5 We divided our company into two separate businesses.

We have separated our business into essentially two areas. Our main or core business is the production of tape drives and libraries. We develop, manufacture and sell tape drives and tape libraries for data backup. We also sell tape media and provide repair services for these products.

Our newer business, through our wholly-owned subsidiary, CreekPath Systems, Inc. ("CreekPath"), is designing and managing hardware and software packages using switched Fibre Channel storage area networks (SANs) at Internet data centers and creating outsourced virtual private storage pools.

1.6 Our separate businesses have different factors affecting the market valuations, which could affect our stock price.

The market price of our common stock may reflect different methods of valuing our core business and the business of CreekPath. Our business valuation involves, among other things, comparing us to other publicly-traded tape drive and library manufacturers, as well as computing a ratio of our market price to earnings. Because CreekPath is a new company with no significant financial history, its future potential as well as comparisons to other companies operating similar businesses involving the Internet may determine its valuation. Analysts may value CreekPath's business higher than our core business, even though it has smaller assets and revenues than Exabyte. The occurrence of any risk factor described below could materially and adversely affect the market price of our stock. Depending on the valuation of CreekPath, any risk factor affecting CreekPath may disproportionately impact the market price of our common stock.

2. General information and risk factors regarding our core business.

2.1 History and general information regarding our tape drives.

Exabyte Corporation was founded in 1985--originally to produce tape drives that backed up or archived computer data. Our tape drives were modified versions of the video camcorder mechanisms produced by Sony Corporation. We produced the electronics that allowed these devices to store data rather than video pictures. Our manufacturing process was simple. We would combine these modified consumer decks with our electronic boards and test the product. We succeeded because we leveraged off of a mass-produced video deck and engaged in little manufacturing. This allowed us to produce a lower-cost product with ten times more data capacity than any other technology at that time.

We decided in the early 1990's that our market required a more rugged deck mechanism that was designed for heavy commercial use rather than for more occasional consumer use. As a result, we began designing our own tape deck mechanism, expecting to manufacture the mechanism ourselves, and offered this drive (called Mammoth) for sale in 1995. We invested heavily in designing, developing and manufacturing the drives. This investment included acquiring our German subsidiary, Exabyte Magnetics GmbH ("EMG"), to supply a key component of our product. During this time we became much more vertically integrated and developed a more expensive infrastructure.

Our business was hurt by two things during this period. First, Quantum Corporation introduced a competitive tape drive using different tape technology, referred to as DLT. The DLT tape drive provided data capacities and data transfer rates exceeding those of our original tape drive products. Second, we introduced our Mammoth tape drive in late 1995, over a year later than our anticipated introduction. When Mammoth was finally introduced, it was only marginally competitive against the DLT products. As a result, we lost a significant amount of market share and felt significant pricing pressure at the same time as we funded our manufacturing and other infrastructures. This combination of decreasing revenues and increasing fixed costs resulted in declining profits and significant operating losses.

We continued in the tape drive business believing that our Mammoth technology represented an entire platform of products (called "MammothTape™") rather than a single product. We began developing the first follow-on product for the MammothTape™ platform. This product, known as M2™, was introduced in late 1999. Unlike the original Mammoth drive, which was marginally competitive when it was introduced, we believe M2™ competes well in the current market and should compete strongly in the near-future market, especially as part of an automated solution (more fully described in the automation discussion below). Of course M2™ may not be as competitive as we believe. This is a risk you should consider, along with the other risks described below.

We are also engaging third party partners to assist us in designing, developing and manufacturing our products. The most significant partner is Hitachi Digital Media Products Division of Hitachi, Ltd. ("Hitachi"). Our history with Hitachi goes back many years. They currently supply the drive mechanism for our Eliant™820 tape drive. More recently we have engaged Hitachi to jointly develop the follow-on MammothTape™ platform products. Hitachi will also manufacture our future tape drives and some of the components. Significantly, Hitachi produces the scanner mechanism for our M2™ drive. Previously, EMG produced this component for us, but we are phasing out that operation because of Hitachi's new scanner supplier role. We further expect that Hitachi will jointly develop and manufacture most, if not all, of our future drive products. There are many risks associated with outsourcing the development and manufacture of products or product components. Many of these risks are highlighted in other parts of this risk factor section.

2.2 General information regarding our tape drive libraries.

We design, develop, manufacture, sell and support data storage libraries. These libraries incorporate one or more tape drives and multiple media cartridges to provide much higher data capacities and, with more than one drive, higher data transfer rates. For example, we have one library that holds up to ten of our tape drives and two hundred media cartridges.

We began this part of our business in the early 1990's when we introduced library products incorporating our own tape drives. We later produced libraries incorporating competitors' tape drives, primarily Quantum's DLT tape drives. We now offer library products incorporating DLTtape™, IBM's LTO™ tape drive and Sony's AIT tape drive.

Our original success in our library business was hurt because we did not automate competitive tape drives until much later than many of our competitors. We lost some business opportunities in that segment. At the same time we were losing market share in the tape drive market, which hurt the sales of our library products incorporating our tape drives.

We believe that one of our competitive advantages lies with the physical dimensions of our tape drives and media cartridges. They are smaller than some of our competitors' drives. This smaller size means we can place more drives and media cartridges in the same library size. For example, the same library described above which holds ten of our drives and two hundred media cartridges is also offered in a DLTtape™ version. That library holds only six DLTtape™ drives and ninety media cartridges.

We are engaging a third party manufacturer, Shinei Sanyo Corporation ("Shinei Sanyo") to manufacture part or all of our library products. There are risks associated with outsourcing the development and manufacture of products or components. Many of these risks are highlighted below.

2.3 General information regarding our media and support services.

We sell consumables for our products, including media and cleaning cartridges. We obtain these products from third parties. We also service and support our products ourselves as well as through third parties, including IBM Global Services, Inc. and Anacomp International TSG.

2.4 Risk factors affecting our core business.

Our M2™ tape drive is currently important to our success.

We believe that our success currently depends largely on our M2™ tape drive. In turn, the success of M2™ depends, among other things, on:

     -     customer acceptance;

     -     supply capacity;

     -     customers transitioning from our earlier products to M2™;

     -     OEM qualification and adoption; and

     -     media availability.

Risk factors relating to these matters are discussed below.

Our future products are important to our success.

We believe our future success depends on M3™ and future generations of MammothTape™ products, as well as future library products. The success of these future products depends, among other things, on:

     -     timely development;

     -     customer acceptance;

     -     supply capacity;

     -     customer transition to these future products;

     -     OEM qualification and adoption; and

     -     media availability.

Risk factors relating to these matters are discussed below.

If companies introduce new technologies, our products may become obsolete.

Technology usually changes and advances quickly in the high technology industry. In order to successfully compete in this industry, our future products must apply and extend our current technology, as well as keep pace with new technology developments.

Although tape has historically been the preferred medium for data storage backup, companies are developing new technologies for this market. Some of the new technologies are:

     -     Optical Disk (including three dimensional Optical Disk)

     -     Optical Tape

     -     DVD

     -     Holographic Storage

     -     Magnetic Optics

We may also experience competition from new storage architectures, such as storage area networks, network attached storage and virtual storage.

If any new technology offers users the same or greater benefits than tape, tape technology could become obsolete. In order to compete under market pressures, we must be able to adapt our technologies to changes in an efficient, cost-effective manner. Our inability to adapt would severely harm our competitive position and our results of operations.

Developing and introducing our products into the market in a timely manner is important.

Accurately timing the release of new products is important to the sales of existing products. Likewise, prematurely withdrawing an existing product could result in revenue loss from that product, and delaying the withdrawal of a product could result in excess product inventory. We constantly evaluate our product life cycles. Any timing mistakes or inability to successfully introduce a new product could adversely affect our results of operations.

We previously experienced problems introducing Mammoth on time and may experience similar problems with future products.

As previously stated, we brought our Mammoth drive to market late and as a result lost market share and credibility with our customers. Although we have made gains in both market share and credibility with the successful introduction of our M2™ tape drive, we may experience development and/or manufacturing problems with our future MammothTape™ products that would delay their introduction. A late introduction for either tape drive may again affect our market share position and/or credibility.

We automated competitive technology late and may experience market share loss if we cannot automate new competitive technology in a timely manner.

We lost market share in the library market because we delayed our decision to automate competitive technologies. Our inability to successfully automate future technologies could again negatively affect our library market share position.

We may encounter difficulties manufacturing M2™ because of its complex design.

The MammothTape™ platform designs are extremely complex. One of the dilemmas we encounter with a complex design is difficulty transferring the design into an efficient and cost effective manufacturing process. When we encounter these kinds of manufacturing problems, we must make changes to the product design. Implementing these changes can be troublesome and costly and could cause additional design or manufacturing flaws. Any difficulties manufacturing our products or designing our products for manufacturing could harm our results of operations.

An inability to obtain components from our suppliers would affect our ability to manufacture our products.

We obtain all the components to make our products from third parties. A shortage of any component would directly affect our ability to manufacture the product. Some key components, such as scanners and recording heads, are developed and manufactured to our specifications, which make it difficult for us to quickly find another supplier for these components if we experience a supply shortage. There are long lead-times associated with the availability of many components that make obtaining these components sometimes difficult. For example, the ASIC chips we use in our MammothTape™ products are produced from several suppliers. However, because it takes many months to qualify suppliers to produce ASIC chips for us, any shortfall or inability to obtain an adequate supply of ASIC chips from any of our current suppliers would adversely affect our results of operations.

We depend on sole source suppliers, which exposes us to many risks.

We rely heavily on sole-source suppliers (one supplier providing us with one or more components) to develop and/or manufacture critical components to use in our tape drives or libraries. If a sole-source supplier is unable to provide us with a sufficient supply of their components we may be unable to manufacture the drive or library. This could cause us to delay or cancel shipments, which would adversely affect our results of operations.

In addition, by relying on sole-source suppliers, we may see a reduction in our level of control over many component items, including:

     -     delivering components on schedule;

     -     manufacturing a high number of components for delivery;

     -     maintaining the highest possible quality when manufacturing the components; and

     -     managing the costs of manufacturing the components.

Hitachi is one of our primary sole source suppliers. They supply us with many key components for our M2™ and Eliant™820 tape drives. We have contracts with Hitachi to develop, manufacture and supply these components. However, the contracts do not necessarily guarantee that the components will be continuously supplied to us at a reasonable cost. Additionally, if Hitachi makes an error in manufacturing a component, we may be unable to incorporate the components into our drives. If any of these or other problems arise, we may experience difficulties developing and/or successfully introducing our M3™ and future MammothTape™ tape drives. We may also be unable to manufacture our M2™ or Eliant™820 tape drives. Any material issues that may arise with Hitachi could adversely affect our sales and therefore our results of operations.

We rely on third party manufacturers, which may weaken our intellectual property protection, create a reliance on the manufacturers to produce our products, or expose us to foreign regulations.

We rely on a number of third party manufacturers for various stages of our manufacturing process, particularly the early stages. This practice may impair our ability to establish, maintain or achieve adequate product design standards or product quality levels.

Much of our third party manufacturing utilizes proprietary technology. To protect our proprietary information, we may extend licenses to our third party manufacturers. However, we cannot assure that our third party manufacturers will adhere to the limitations or confidentiality restrictions of their license.

Our third party manufacturers may develop processes related to manufacturing our products independently or jointly with us. This would increase our reliance on these manufacturers or may require us to obtain a license from them. We may be unable to obtain a license on terms acceptable to us, if at all.

Many of our third party contracts are with manufacturers outside the United States. In addition to typical market risks associated with utilizing third party manufacturers, contracting with foreign manufacturers subjects us to additional exposures, including:

     -     political instability;

     -     currency controls and fluctuations;

     -     tariffs, customs and other duties; and

     -     import controls, trade barriers and other trade restrictions and regulations.

Additionally, U.S. federal and state agency restrictions imposed by the Buy American Act or the Trade Agreement Act may apply to our products manufactured outside the United States.

We may be unable to increase our product production to meet sudden, unexpected demands.

Demand by original equipment manufacturers ("OEMs") for our M2™ tape drives could increase suddenly. We, our suppliers, and third party manufacturers may be limited in our ability to meet a sudden significant increase in demand due to limitations in manufacturing capacity and long lead times to acquire certain parts. If our suppliers and third party manufacturers are not able to meet the increased demand, our inability to fulfill our customers' orders could adversely affect our results of operations.

Our inability to obtain enough media could inhibit our production and sales of our tape drives and associated libraries.

We depend on a continuous supply of AME (Advanced Metal Evaporative) media to use with our products. We cannot sell our products, or grow our product lines without a sufficient supply of AME media. Currently, we source AME media from three suppliers:

     -     Matsushita Electric Industrial Co. Ltd. ("MEI");

     -     TDK Corporation ("TDK"); and

     -     Sony Corporation ("Sony").

If these suppliers cannot provide us with enough high-quality, competitively priced media, we may have to delay or cancel product shipments and/or orders. We may also have to delay future product introductions. Our inability to sell or introduce our products would materially and adversely affect our competitive position as well as our results of operations.

Our M2™ tape drives and associated libraries specifically depend on AME media with SmartClean™ technology. Even with multiple media suppliers, we may not receive enough AME media with SmartClean™ to fill current or backlog orders for products and media. Should this happen, we may have to delay or cancel M2™ tape drive and/or library shipments and orders. This would materially and adversely affect our results of operations.

The storage backup market is very competitive and may cause us to decrease our product pricing or affect our product sales.

The tape storage market is highly competitive and subject to rapid technological changes. We currently expect competition to increase. The tape storage market has experienced a number of consolidations, increasing our competitive pressures. Competitive pressures impact us in many ways, including:

Price Erosion. Price erosion of our products has occurred in the past and is likely to occur again in the future.

Loss of Market Share. We have lost market share to competitors in the past. We may lose additional market share in the future.

Additionally, some of our competitors have financial, technical, manufacturing and marketing resources that are much greater than our own. These competitors may devote their superior resources to aggressively marketing their own storage technologies. These technologies may be equivalent or superior to our own technologies, or may render some of our products non-competitive or obsolete. In order to compete under these pressures, we must adapt our technologies to these changes in an efficient, cost-effective manner.

Our M2™ tape drive faces significant competition from current and announced tape drive products offered by Quantum, Tandberg, Sony and the LTO™ Consortium (IBM, Hewlett Packard and Seagate). The specification of some of the announced drives show greater data capacities and transfer rates than M2™.

Our other tape drives and robotic tape libraries face competition from companies offering 8mm, half-inch, 4mm and mini-cartridge products. Significant competition may also develop from companies offering erasable and non-erasable optical disks.

We rely on the sales to a small number of customers for a large portion of our overall sales.

The following chart expresses the year-to-date sales percentages of our three largest customers:

Ingram Micro	18%
TechData	13%
IBM	12%
43%

We have customers who are also competitors, including IBM with their LTO™ tape drive and Advanced Digital Information Corporation with their library products.

We do not require minimum purchase obligations from our customers. They may also cancel or reschedule orders at any time without significant penalty. Losing one or more key customers would adversely affect our results of operations. A key customer canceling orders or decreasing the volume in orders would adversely affect our results of operations. Contractually, our reseller customers may return a portion of their Exabyte product inventory as part of their stock rotation rights.

In the past, we have experienced delays in receiving purchase orders and, on occasion, anticipated orders have either not materialized or been rescheduled because of changes in customer requirements. These types of changes from our key customers may cause our revenue to change significantly from quarter to quarter. If the change involves higher-margin products, then the impact is greater on the results of operations.

Our product sales depend heavily on OEM qualification, adoption and integration. Many reseller and smaller OEM customers delay their orders until key OEMs adopt and integrate our products. Our competitive position and results of operations may be significantly harmed if a key OEM failed to adopt and integrate our products.

We have announced adoption of M2™ by several OEM customers, but our success depends on additional OEMs adopting M2™.

Our markets tend to be volatile.

Our product demand depends substantially on the purchases and use of work stations, mid-range computer systems and network servers. These markets tend to be volatile and subject to market shifts, which we may be unable to determine in advance. A slowdown in the demand for these types of products could materially affect our business. Any demand weakness affecting sales in the reseller channel, which generally represents higher margin sales, could have a greater impact on our results of operations.

Rapid business and product transitions could create a strain on our resources. We are experiencing a period of rapid business and product transition. We must address the complexities of developing, manufacturing and servicing multiple products. Our products incorporate several different technologies and are sold through multiple marketing channels.

Dealing with this transition has placed a significant strain on our management, operational and financial resources. We will probably continue to see a strain on our management, operational and financial resources because of these transitional issues. We must continually implement and improve our operational, financial and information systems to manage our business transition. We must also effectively and efficiently expand, train and manage our employees.

We sometimes base our market demand decisions on market demand forecast reports, which may or may not be accurate. This may create insufficient or excessive inventories and disproportionate overhead expenses. Particularly, short order lead-times of reseller sales limit our ability to forecast.

Some of our customers may require us to maintain inventory for them at a third-party warehouse. We would own this inventory until the supplier physically pulled it from the inventory stock. This may increase our overhead costs, including additional costs for:

     -     shipping the product to the warehouse;

     -     maintaining the inventory stock; and

     -     paying any carrying costs required to store our inventory in the warehouse.

We may be unable to pass these costs to the customer. Absorbing the additional costs would harm our results of operations.

We may have to increase our own inventory levels to comply with customers' inventory requirements. We may be unable to adequately manage any increased inventory levels, which may cause us to incur special charges on our books, take an inventory write-down or establish additional inventory reserves. Doing so would adversely affect our results of operations.

We face many challenges in effectively managing our inventory, which may materially affect our results of operations if we do not manage them properly. These challenges include:

     -     keeping inventory levels low;

     -     managing unexpected increases in inventory due to stock rotation obligations or cancelled orders;

     -     meeting changing product demands;

     -     transitioning our product lines effectively; and

     -     successfully introducing new products.

Particularly, introducing new products (by us or our competitors) may negatively affect our product inventory value by requiring us to write down or make allowances for inventory devaluation, which may materially affect our results of operations. In the past we have experienced special charges and write downs which harmed our results of operations. In the future we may again incur special charges or make allowances for an inventory devaluation that will materially affect our results of operations.

Our operating results may be affected if our products fail to perform according to their specifications.

Our products provide end users the ability to backup their data. If the tape backup fails, the end user could suffer a significant loss of operations. We carry error and omission liability insurance coverage to protect us from the financial risks of this type of claim by our end users. However, if a claim exceeded our insurance coverage, it could adversely impact our operating results. The failure of our products to properly back up an end user's data could also create a loss of confidence in our products and adversely impact the sale of current and future products.

We experience risks regarding our efforts to outsource manufacturing.

We are currently transferring portions of our manufacturing process to Hitachi and Shinei Sanyo. We plan to complete the transfer by July 2001. We successfully outsourced the manufacturing of our first tape drive products (the 8200 and 8500 series) to Sony. While we were successful with that outsourcing effort, we may be unsuccessful with our current outsourcing effort. For example, we were unsuccessful last year when we outsourced our worldwide repair services to Magnetic Data Technologies, LLC and have now brought that service function back in-house.

Transferring our manufacturing to a third party takes many months and involves moving large quantities of precision equipment and extensively training employees. Due to the time and expenses involved, and the inability to easily move the manufacturing to another party, we heavily depend on the third party manufacturer for our products. If Hitachi or Shinei Sanyo cannot meet our product demand, our results of operations would be harmed. If Hitachi or Shinei Sanyo cannot or will not implement product changes on a timely basis, we would be unable to fill customer orders. This would materially and adversely affect our results of operations. Our dependence on third party manufacturers can also adversely affect our ability to negotiate the terms of our future business relationships with these parties.

When we complete the transfer of tape drive manufacturing to Hitachi, they will be our sole source manufacturer for our tape drives. Their inability to successfully manufacture the tape drives or manufacture enough tape drives to meet our customer demand would adversely affect our results of operations.

If Hitachi cannot successfully manufacture our tape drives, transferring the manufacturing process back to Exabyte or to another third party manufacturer would significantly impact our ability to fill customer orders and would harm our results of operations.

When we complete the manufacturing transfer to Shinei Sanyo, they will manufacture some of our tape libraries, making them our sole source manufacturer for these libraries. The same risks we incur with Hitachi (set out above) apply to our sole-source manufacturing relationship with Shinei Sanyo.

During the transition period, we must maintain manufacturing capability at our Boulder, Colorado facilities, the Hitachi facilities in Japan and the Shinei Sanyo facilities in Singapore. There are several factors that would increase our expenses during the transition period, including:

     -     maintaining a double infrastructure;

     -     creating additional tooling;

     -     adding additional technical personnel; and

     -     creating additional inventory.

Expense increases for these or any other reasons could harm our results of operations. Upon completion of the transfer to these third parties, we may be unsuccessful in reducing our infrastructure costs at our facilities, which would cause us to incur higher total operation costs.

We highly value our proprietary information, including trade secrets, patents and manufacturing processes. We make every effort to protect these assets. Transferring our manufacturing to a third party requires us to share some of this proprietary information with our third party manufacturer. This would weaken our protection of our proprietary information and could harm our future results of operations.

3. General information and risk factors concerning CreekPath Systems, Inc.

3.1 General information regarding the history and status of CreekPath.

CreekPath was founded to deliver a managed storage utility to Internet-based businesses. In particular, CreekPath addresses the unique storage and data management issues faced by web-based businesses, including the need for continuous storage availability and rapid growth. CreekPath's philosophy is to use the existing and rapidly growing infrastructure of Internet data centers, rather than build from the ground up.

CreekPath obtained its initial assets, including intellectual property, from us. We also provided funding to CreekPath for its initial business activities in exchange for common and preferred stock of CreekPath. We have an agreement with CreekPath providing currently that we will loan CreekPath up to $2,000,000. As of November 7, 2000, CreekPath had borrowed a substantial amount against this line.

3.2 Risk factors affecting CreekPath.

CreekPath has a limited operating and financial history which makes evaluating its business difficult.

CreekPath began operations as a separate company in January 2000, and began offering its managed data storage services in August 2000. Currently, it operates in two data centers. Its revenues depend on securing customers for its storage services. CreekPath has limited historical financial data. The combination of its limited operating history and the emerging nature of the market for its services, makes it difficult to evaluate CreekPath's business and prospects.

CreekPath will soon require additional outside financing, which it may not be able to obtain.

Because of our limited resources, CreekPath will need outside funds at some time in the fourth quarter of 2000. CreekPath currently plans to obtain, and is pursuing, additional funding of debt and/or equity from external sources. If CreekPath issues additional equity, it will dilute our existing equity interest in CreekPath, possibly below 50%, and may also affect our control of CreekPath. Any debt instruments or preferred stock issued by CreekPath may also have rights senior to our ownership of CreekPath common stock and equal to or senior to our ownership of CreekPath preferred stock. If CreekPath were for any reason unable to raise outside funds, CreekPath would need to revise its business plan. Any lack of outside funding could limit CreekPath's ability to operate and expand its business and could possibly affect its ability to continue in business.

The storage service provider (SSP) market is new and may not grow or be sustainable.

Potential customers may choose not to purchase storage services from a third party provider due to concerns about security, reliability or other matters. It is possible that CreekPath's services may never achieve market acceptance. Furthermore, CreekPath incurs operating expenses based largely on anticipated revenues that are difficult to predict for a number of reasons, including the fact that the SSP market has only recently emerged. If this market does not develop, or develops more slowly than CreekPath expects, its business, results of operations and financial condition will be harmed.

CreekPath has never been profitable and may never become profitable.

CreekPath has never been profitable, and has incurred losses since inception. As of September 30, 2000, it has incurred losses of approximately $3.1 million. CreekPath has fixed expenses, and will probably continue incurring significant expenses such as:

     -     increasing capital;

     -     infrastructure;

     -     sales and marketing;

     -     product development; and

     -     administrative.

At September 30, 2000, CreekPath operated in two data centers. CreekPath intends to establish a presence in over 20 data centers during 2001 and will incur substantial costs in doing so. CreekPath believes that it will continue to incur losses on a quarterly and annual basis for the foreseeable future. It will need to generate significantly higher revenues, mainly by achieving sufficient storage capacity utilization, in order to become profitable. Factors materially and adversely affecting CreekPath's business could include:

     -     revenues growing more slowly than anticipated,

     -     storage capacity utilization not meeting anticipated levels;

     -     operating or capital expenses increasing more than expected; or

CreekPath relies on other parties' infrastructures to deliver its services.

To be successful, CreekPath must provide its customers with secure, efficient and reliable data storage services. It relies on the capacity, scalability, reliability and security of network infrastructures operated by third party Internet data centers (to transmit information to and from its storage infrastructure), as well as its own storage infrastructure, to deliver these services in a manner that its customers may access easily and without disruption to their businesses. To meet these customer requirements CreekPath must protect its storage infrastructure, and it relies on certain third parties to protect their network infrastructures, against damage caused by occurrences such as:

     -     human error;

     -     physical or electronic security breaches;

     -     fire, earthquake, flood and other natural disasters;

     -     power loss; and

     -     sabotage and vandalism.

Damage done by these disasters or other unanticipated problems at its data center partners could include:

     -     service interruptions;

     -     significant damage to equipment; or

     -     loss of customer data.

Any widespread loss of services could slow customer adoption of its services or cause damage to its reputation, which would seriously harm its business.

A breach of security would cause harm to CreekPath's reputation and results of operations.

CreekPath's customers rely on it for the secure storage and transmission of their data. While its software incorporates certain security features, CreekPath also relies to a large degree on the security measures provided by its data center partners. Third parties may attempt to breach the security mechanisms in place both in its software and in the third parties' data centers. If they are successful despite all of the security measures, they could obtain, destroy or damage confidential and other sensitive information of its customers. CreekPath may be liable to its customers for any breach in its security, and any such breach could harm its reputation. CreekPath's failure to prevent security breaches may materially and adversely affect its reputation and operating results.

CreekPath's services can be affected by errors or defects in the infrastructure and technology for the services.

CreekPath's data storage services are highly technical for several reasons, including:

     -     the nature of CreekPath's storage infrastructure is sophisticated;

     -     the networks and infrastructures used by CreekPath belong to third parties; and

     -     the technology used by CreekPath and its customers is very complex.

In the future, CreekPath's services may be adversely affected by errors and defects in its infrastructure and technology and the infrastructure and technology of its data center partners. If it cannot efficiently fix errors or other identifiable problems, it could experience:

     -     loss of or delay in revenues and loss of market share;

     -     loss of customers and credibility;

     -     failure to attract new customers or achieve market acceptance;

     -     increased costs;

     -     diversion of development resources; and

     -     legal actions by customers.

Any one or more of these results could be very costly and, if not quickly remedied, cause serious harm to its business.

CreekPath faces direct and indirect competition.

Several companies directly compete with CreekPath in the SSP market. CreekPath anticipates that some of these companies will not succeed and others will consolidate with larger companies.

In addition to companies directly competing with CreekPath in the SSP market, CreekPath faces competition from storage hardware and software vendors, which sell storage products or consulting services but do not offer managed storage services. Many of these vendors have longer operating histories, greater name recognition and substantially greater financial, technical and marketing resources than it has. Many of these vendors also have more extensive customer bases, broader customer relationships and broader industry alliances than it, including relationships with many of its current and potential customers. In addition, such hardware and software vendors may choose to develop managed storage services which compete directly with CreekPath. CreekPath has strategic relationships with several vendors, which could be discontinued if the vendor began offering competing managed storage services.

Additionally, several Internet data centers provide storage services to their customers. CreekPath could face competition from the very data centers in which it provisions its services.

CreekPath could lose customers or fail to achieve a significant market share from increased competition. Additionally, while it expects the costs of the components of its solutions to decrease, price competition, particularly from competitors with greater resources, could cause actual price reductions to outpace its expected cost reductions. Any of these results could seriously harm its business and financial condition.

CreekPath relies on other companies for their infrastructure.

CreekPath depends on other companies to supply key components of its storage infrastructure (hardware and software), which, in the quantities and quality it demands, are available only from a limited number of suppliers. Any interruption in its ability to obtain these products and materials, or comparable quality replacements, would substantially harm its business and results of operations.

CreekPath's success depends in part on developing strategic alliances with key Internet data centers and others.

Because CreekPath intends to use existing high-bandwidth infrastructures operated by third parties, its ability to penetrate the SSP market depends heavily on developing strategic alliances with key Internet data centers. In addition, it has formed strategic relationships, both formally and informally, with various hosting service providers, hardware and software vendors and other suppliers for joint marketing and storage component purchases. It plans to maintain these relationships and seek new marketing or other strategic arrangements in the future. An inability to continue these relationships and to develop other similar relationships in the future may adversely affect CreekPath's ability to quickly penetrate the SSP market.

Changing or new standards or technology may render CreekPath's services obsolete.

The SSP market is characterized by rapid technological change and frequent new product and service introductions. In developing its services, CreekPath has made, and will continue to make, assumptions about the standards that its customers and competitors may adopt. If at any time the standards become different from those CreekPath promotes or supports, market acceptance of its services may be significantly reduced or delayed and its business will be seriously harmed. Competitors may introduce products, services or technologies that are better than CreekPath's or that gain greater market acceptance, and new industry standards may emerge. If CreekPath cannot respond quickly to such developments, its services may become obsolete, which would materially harm its business and results of operations.

CreekPath must continue to develop new features for its service offerings.

CreekPath's current and prospective customers may require features and capabilities that its current services do not have. To achieve market acceptance for its services, it must anticipate and adapt to customer requirements and offer services that meet customer demands in an effective and timely manner. It intends to continue to invest in its engineering and technology development. The development of new or enhanced services is a complex and uncertain process that requires the accurate anticipation of technological and market trends. CreekPath may experience design, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new services as well as enhancements to its existing services. CreekPath must manage the transition from older services to new or enhanced services in order to minimize disruption in customer ordering patterns and ensure service delivery meets anticipated customer demand. CreekPath's failure to anticipate and meet changing customer requirements or to effectively manage transitions to new services would materially adversely affect its business, results of operations and financial condition.

CreekPath's success depends on hiring qualified employees in sales and other areas.

CreekPath's services require a sophisticated sales effort targeted at a limited number of key people within its prospective customers' organizations. It relies on both its internally developed sales force and the sales force of its data center partners. Because the market for its services is new, many prospective customers are unfamiliar with the services it offers. As a result, its sales effort requires highly trained sales personnel. CreekPath must expand its marketing and sales organization to increase market awareness of its services to a greater number of organizations and, in turn, to generate increased revenues. CreekPath is currently increasing and developing its direct sales force. Competition for these individuals is intense, and CreekPath may be unable to hire the kind and number of sales personnel it needs. Moreover, after it hires these individuals, they require extensive training in its data storage services. If CreekPath is unable to expand its direct and indirect sales operations and train new sales personnel as rapidly as necessary, it may be unable to increase market awareness and sales of its services, which may prevent it from achieving and maintaining profitability.

As of September 30, 2000, CreekPath employs 34 people and plans to hire an additional 75 by the end of the second quarter of 2001. Most of the hiring will happen in the near future. CreekPath operates in an area where the labor market is tight and fiercely competitive. This affects compensation rates and the ability to attract and retain employees, which may impact CreekPath's sales and operations.

CreekPath anticipates consolidations of the SSP market which may cause a decline in fees.

CreekPath anticipates significant consolidation of the SSP market in the near future. The corresponding pressure to decrease the fees for its services could adversely affect its revenues and its gross margin if it outpaces cost reductions. CreekPath expects that the capital costs associated with its data storage services will decline over time as a result of factors such as:

     -     technological advances in:

          --     storage hardware;

          --     storage software;

          --     storage network management software; and

          --     data transmission media and protocols.

     -     availability of fiber and related bandwidth.

CreekPath's costs may not decline at the same rate as its prices. If it cannot sell its services at acceptable prices, or if it fails to offer additional services with sufficient profit margins, its revenue growth will slow and its business and financial results will suffer.

4. Other Risks Associated With Our And Creekpath's Businesses.

4.1 Risks associated with our financing arrangements.

Our compliance with loan covenants may affect our other business activities.

In May 2000, we entered into a new bank line of credit agreement with Congress Financial Corporation. We can borrow up to the lesser of 80% of eligible accounts receivable (as defined in the agreement) or $20.0 million. This loan is secured by our accounts receivable and inventory, as well as certain intangible assets. This loan agreement contains a number of covenants that, among other things:

     -     restrict certain financial and other activities;

     -     requires us to maintain a minimum net worth; and

     -     eliminates the borrowing line if we experience any material adverse change.

Any breach of a covenant or default can materially and adversely affect our liquidity and our financial condition. Because of the covenants and conditions to borrowing, our line of credit may not always be available to us.

We may need additional equity or other financing arrangements.

Our cash balance has declined over the last few years primarily because of:

     -     losses;

     -     expenditures for new products and products under development; and

     -     other capital expenditures.

We believe that our existing cash balances and our bank line of credit can fund our working capital and cash requirements through at least fiscal 2000. If we grow our revenues and become profitable again, then we may not need additional outside financing. On the other hand, we still need some cash for unexpected needs, as well as product research and development efforts. Also, if revenues decline for any reason or our losses increase, we would need to obtain outside financing to fund our current operations. Therefore, we will continue exploring outside funding opportunities, including equity or debt arrangements. We prefer the sale of equity. However, any sale of equity will dilute existing equity interests. Issuing debt instruments or preferred stock may create rights senior to our common stock and may have burdensome terms.

We are currently proceeding with a possible non-public offering of up to 1,000,000 shares of our common stock, plus warrants to purchase additional shares at a premium. The securities offered will not be registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The completion of this offering is subject to market conditions, our cash requirements and other factors. Additionally, our attempts to complete this offering may not be successful.

Funding CreekPath's operations may adversely affect our existing financial resources.

There are many competing needs for our limited cash resources, including fulfilling our financial support obligations to CreekPath. We have currently committed to loan CreekPath a total of $2 million. They have already borrowed a substantial amount. CreekPath may never repay this loan. Additionally, we may loan additional money or services to CreekPath. We may also convert our loans to CreekPath into equity instead of requiring CreekPath to repay the loan in cash. These possibilities may further inhibit our financial resources that we could apply to other parts of our business.

4.2 We and CreekPath depend on key employees to develop, introduce and sell our products.

Losing or failing to recruit a key employee could:

     -     delay product development schedules;

     -     interrupt team continuity;

     -     result in losing proprietary information to competitors or other third parties;

     -     adversely affect our results of operations.

We have lost key employees and applicants for key positions to our competitors (including to local start-up companies) and other companies. We and CreekPath expect to lose key employees in the future, despite implementing incentive programs designed to retain and recruit employees.

4.3 We may experience fluctuations in our common stock price.

The price and value of high technology stock fluctuates greatly. Many high technology companies experience drastic changes in market price and volume, often unrelated or disproportionate to the company's operating performances.

Our stock has experienced these wide fluctuations, and they will likely continue in the future. We believe the reasons for fluctuations include:

     -     CreekPath's performance;

     -     quarterly variations in operating results;

     -     progress or lack of progress in developing our M2™ and follow-on tape drives; and

     -     announcements of technological innovations or new products by us or our competitors.

The market value of our stock has dramatically fluctuated in the past and is likely to fluctuate in the future, particularly when the expectations of investors and market analysts fall below or above their outlook. Our results of operations in the past have been both below and above investor's and market analyst's expectations. Any deviation had and could again have an immediate and significant impact on the market price of our stock.

Other factors that could have an immediate and significant impact on the market price of our common stock include:

     -     disclosing our business prospects assessment;

     -     our competitors announcing new products; and

     -     fluctuating conditions in the computer market.

4.4 We and CreekPath may experience fluctuations in our quarterly results of operations.

Our and CreekPath's future operating results may fluctuate from quarter to quarter for various reasons. For example, the markets we and CreekPath serve are subject to substantial market shifts. We and CreekPath may be unable to determine these market shifts in advance.

In addition, our and CreekPath's operations and revenues experience substantial fluctuations from period to period because of:

     -     delays in product or service introductions;

     -     industry shifts;

     -     product price erosion; and

     -     general economic conditions affecting our customers' orders.

4.5 United States tax and securities agencies, as well as foreign regulations affect our financial reporting obligations.

SEC and FASB interpretations may affect how we state our results of operations.

During the last several years the Securities and Exchange Commission ("SEC") and Financial Accounting Standards Board ("FASB") have issued a number of new accounting rule interpretations. These interpretations have addressed such topics as:

     -     revenue recognition;

     -     accounting for stock options and stock-based compensation;

     -     accounting for derivatives or hedging instruments.

These interpretations have dramatically impacted some companies which were forced to restate previously reported results of operations because the interpretations rendered their previous accounting practices invalid. In some cases, the company's stock price decreased significantly as a result.

We continually review new interpretations as they are introduced. We currently believe our accounting practices are unaffected by the interpretations. However, if our current accounting practices conflict with any new interpretations we may have to restate our earnings.

Foreign tax regulations require arm's-length transactions between us and our subsidiaries.

We have subsidiaries located in Scotland, Holland, Germany, Singapore, Japan and Canada. Tax regulations in the United States and these foreign countries require transactions between us and our subsidiaries to take place in an arm's-length manner. The IRS and its foreign counterparts have increased their focus on this issue in recent years. Penalties arising from misapplying these laws are material. Consequently, we have performed numerous formal transfer pricing studies to ensure the documentation supporting our intercompany dealings is adequate. The IRS has audited our tax records through 1997 and had not proposed any adjustments in the way we structure our arm's-length transactions. However, foreign taxing authorities could examine these same transactions and assert that we have not complied with their tax laws relating to intercompany transfer pricing.

4.6 Factors that may generate litigation.

Someone may infringe on our proprietary rights, or we may infringe on someone else's proprietary rights.

We and CreekPath rely on a combination of methods to protect our proprietary rights, including:

     -     patents;

     -     copyrights;

     -     trade secret protections;

     -     non-disclosure agreements; and

     -     license agreements.

Although we file patent applications for our products, patents may not issue from these applications, or they may not be broad enough to protect our technology. Someone may also challenge, invalidate or circumvent our patents. Sometimes other companies and individuals assert that our patents infringe their proprietary rights. Occasionally, third parties ask us to indemnify them from infringement claims. Defending these infringement claims may result in long and costly litigation.

Although we may try to secure a license from third parties to protect our technology, we may not succeed. This may adversely affect our results of operations.

We and CreekPath implement measures to protect our proprietary rights. We and CreekPath intend to defend ourselves against infringement claims. However, protecting these rights is sometimes difficult. Some foreign laws may not fully protect these rights.

We design our own mechanized deck assembly incorporated in our MammothTape™ products. Because we do not obtain the design of this deck from a third party, we do not benefit from supplier indemnification should an infringement claim arise. Manufacturing and/or selling our MammothTape™ drives may infringe on someone else's proprietary rights, even though we have taken appropriate measures to avoid it.

When CreekPath began operating as a wholly-owned subsidiary, we provided them with certain intellectual property pertaining specifically to its operations. The valuation of CreekPath depends on the ownership of this intellectual property.

Any lawsuits by shareholders can affect our operations.

Many companies, directors, and officers in our industry have been subjected to class action and shareholder derivative suits filed in federal and state courts. These suits generally allege that the defendants failed to adequately disclose certain risks associated with their business. Our involvement in a class action or shareholder derivative suit could materially affect our results of operations, specifically because of large legal costs incurred defending such actions. Other factors affecting our results of operations include:

     -     diverting management's attention from the business to the suit; or

     -     paying a judgement or settlement arising from the suit.

In 1993, we successfully defended a series of class actions at an immaterial cost. We believe there are no current or pending securities related actions against Exabyte at this time.

4.7 We face risks associated with operating or conducting business in foreign countries.

We obtain some of our product components from foreign businesses.

Our future operating results depend on key components, products and subassemblies that are or may be manufactured in Japan, Germany, The Netherlands, China, Singapore, Indonesia, or Malaysia. Because we depend on foreign sourcing for our key components, products and subassemblies, our results of operations may be materially affected by:

     -     fluctuating currency exchange rates;

     -     Europe's conversion to the euro;

     -     foreign government regulations;

     -     foreign exchange control regulations;

     -     import/export restrictions;

     -     foreign economic instability;

     -     adverse exchange movement of the U.S. dollar versus the Japanese yen or other currency; and

     -     tariffs and other trade restrictions by the U.S. government on products or components shipped from foreign sources.

We sometimes enter into foreign currency forward contracts to hedge our purchases of certain inventory components from Japanese suppliers. Other contractual arrangements may also be made, exposing us to additional foreign exchange rate risks.

We sell our products to foreign customers, and our customers sell their products to their foreign customers.

Our international sales make up approximately one-third of our total revenue. Direct international sales will probably continue to represent a significant portion of our revenue. In addition, many of our domestic customers ship a significant portion of our products to their customers in foreign countries.

Although a very small percentage of these sales are denominated in foreign currencies, they are subject to foreign exchange rate fluctuations. This could impact our results of operations. Currency fluctuations may also affect the volume of sales denominated in U.S. dollars to overseas foreign customers because the exchange rates affect the costs of our products to foreign customers.

Our sales are also subject to risks common to export activities, including:

     -     government regulations;

     -     tariffs;

     -     import/export restrictions;

     -     environmental restrictions; and

     -     foreign exchange control regulations.

Additionally, our foreign sales may also be subject to export licensing requirements. Trade legislation in either the U.S. or other countries, such as a change in the current tariff structures, export compliance laws or other trade policies, could adversely affect our ability or our customer's ability to sell our products abroad.

Some of our subsidiaries operate in foreign countries.

We have subsidiaries in The Netherlands, Germany, Japan, Canada and Singapore. These subsidiaries operate under their respective local currencies. Consequently, foreign exchange rates between the U.S. dollar and the local currency affect any amounts paid or owed to a subsidiary. These subsidiaries also operate under their respective local law. This may complicate enforcing our legal rights in these countries.

Several factors may increase our subsidiary costs and affect our results of operations, including:

     -     fluctuating currency exchange rates;

     -     foreign government regulations;

     -     difficulties in collecting international accounts receivable; and

     -     difficulties in enforcing intellectual property rights.

We are exposed to certain market risks in the ordinary course of business.

We may occasionally enter into foreign currency forward contracts anticipating movements in the dollar/yen exchange rate. These contracts hedge the purchase of inventory components from Japanese manufacturers. Hedging is when we enter into contracts for the future purchase of yen. In these contracts, we typically establish maturity dates within six months of the purchase date. In circumstances where we defer the timing of hedged purchases, we extend the contract maturity dates to cover the deferred purchases. We had no outstanding hedging contracts as of September 30, 2000.

4.8 We have measures to deter a hostile takeover or change in control.

We have taken a number of actions which may deter a hostile takeover or delay or prevent a change in control, even one that could result in a premium payment to the stockholders for their shares or that might otherwise be benefit the stockholders.

We have adopted a stockholder rights plan that may substantially dilute the stock ownership position of a person attempting to acquire Exabyte on terms our Board does not approve. In addition, our Restated Certificate of Incorporation and By-laws contain provisions which may delay or prevent a change in control. These provisions include:

     -     classifying the Board into three tiers;

     -     authorizing the Board to issue preferred stock without stockholder approval,

     -     authorizing the Board to determine voting rights and other provisions of the preferred stock;

     -     requiring stockholders actions take place at a meeting of stockholders and not by written consent;

     -     requiring advance notice of stockholder proposals and director nominations;

     -     providing that only the Board may increase the authorized number of directors; and

     -     requiring that special stockholder meetings may be called only by the Chairman of the Board, President or majority of directors.

On January 26, 1996, the Compensation Committee approved, and the Board adopted, a severance compensation program ("Severance Program") giving officers and other key employees severance payments if they are dismissed within one year after certain changes in control occurred. The Severance Program provides for a severance payment in varying amounts, not to exceed 12 months of compensation, depending upon:

     -     the time of the change in control; and

     -     the position level of the terminated officer or employee.

The Severance Program further allows, in certain circumstances, accelerating the vesting of outstanding and unexercised stock options held by the officer or employee.

4.9 We and CreekPath rely on our IT systems to operate our businesses.

We and CreekPath rely on certain information technology (IT) systems and resources to operate our critical business processes, including:

     -     engineering design process;

     -     manufacturing and services;

     -     sales orders, shipping, customer information, technical support and other sales related processes;

     -     financial activities, including general ledger and budget reporting; and

     -     general day-to-day activities.

The failure of any of the IT systems supporting these functions could significantly impact our and CreekPath's business operations.

Item 6. Exhibits and Reports on Form 8-K
(a)	Exhibit Index

Exhibit
	Number	Description
	27.0	Financial Data Schedule-Part I Exhibit

(b)	Reports on Form 8-K:

We filed a report on Form 8-K on October 16, 2000, to report an Item 5 disclosure that contained an updated listing of our Risk Factors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXABYTE CORPORATION
Registrant

Date	November 13, 2000	By	/s/ Stephen F. Smith
Stephen F. Smith Vice President, Chief Financial Officer, General Counsel & Secretary (Principal Financial and Accounting Officer)