Form 10-Q/A
period 1999-07-03
EXABYTE CORP /DE/
filed 2001-04-27
CIK 855109

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

      Yes          /X/                      No          /  /

As of August 9, 1999, there were 22,753,911 shares outstanding of the Registrant's Common Stock (par value $0.001 per share).
-----------------------------------------------------------------------------
Exabyte Corporation is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the period ended July 3, 1999 for the sole purpose of amending portions of the following sections of the Report: Part II: Item 6 (Selected Financial Data), Part II: Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) and Part II: Item 8 (Financial Statements and Supplementary Data). This Amendment restates second quarter 1999 consolidated financial statements to reflect the recording of a full valuation allowance on deferred tax assets, as well as other revisions to address comments received by the SEC Staff in a review of the Company's financial statements. Unless the context expressly indicates otherwise, all parts of the Report, including the portions being amended here, are current as of August 17, 1999, the initial filing date of the Report. Readers are directed to read Exabyte's publicly available reports filed with the Securities and Exchange Commission for periods subsequent to the period covered by this Report for more current information concerning Exabyte.

EXABYTE CORPORATION AND SUBSIDIARIES



TABLE OF CONTENTS



PART I.     FINANCIAL INFORMATION
                                                                        Page

Item 1.     Financial Statements (Unaudited)
            Consolidated Balance Sheets --
            July 3, 1999 and January 2, 1999 (Unaudited) ..........        3

            Consolidated Statements of Operations --
                 Three and Six Months Ended July 3, 1999
                 and July 4, 1998 (Unaudited)......................      4-5

            Consolidated Statements of Cash Flows --
                 Six Months Ended July 3, 1999 and
                 and July 4, 1998 (Unaudited)......................      6-7

            Notes to Consolidated Financial Statements (Unaudited).     8-12


Item 2.     Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations.......................................     12-20

Item 3.     Quantitative and Qualitative Disclosures About Market
                 Risk.............................................        20

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.......................     21-24

PART I  Item 1.  Financial Statements
EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (In thousands, except per share data)
(Unaudited)

                                                      July 3,      January 2,
                                                       1999          1999
                                                     (Restated)
                                                     --------      --------

ASSETS
Current assets:
     Cash and cash equivalents....................   $ 31,310      $ 56,571
     Short-term investments.......................     21,742        14,145
     Accounts receivable, less allowance
       for doubtful accounts and reserves for
       customer returns and credits of $7,906 and
       $7,830, respectively.......................     26,834        38,014
     Inventories, net.............................     29,465        26,997
     Deferred income taxes........................         --        14,213
     Other current assets.........................      5,801         5,692
                                                     --------      --------
          Total current assets....................    115,152       155,632
Property and equipment, net.......................     27,884        28,396
Deferred income taxes.............................         --        22,732
Other assets......................................        891         1,076
                                                     --------      --------
                                                     $143,927      $207,836
                                                     ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable.............................   $ 12,474      $ 16,032
     Accruals and other liabilities...............     13,442        14,002
     Accrued income taxes.........................      2,265         2,370
     Current portion of long-term obligations.....      2,202         1,699
                                                     --------      --------
          Total current liabilities...............     30,383        34,103
Long-term obligations.............................      5,907         7,461
Stockholders' equity:
     Preferred stock, $.001 par value;
       14,000 shares authorized; no shares
       issued.....................................         --            --
     Common stock, $.001 par value; 50,000 shares
       authorized; 22,756 and 22,647 shares
       issued and outstanding, respectively.......     67,072        66,716
     Treasury stock, at cost, 455 shares..........     (2,742)       (2,742)
     Retained earnings............................     43,307       102,298
                                                     --------      --------
          Total stockholders' equity..............    107,637       166,272
                                                     --------      --------
                                                     $143,927      $207,836
                                                     ========      ========

       The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

                                                        Three Months Ended
                                                      ----------------------
                                                      July 3,       July 4,
                                                       1999          1998
                                                    (Restated)
                                                      -------       -------
Net sales....................................         $48,519       $69,754
Cost of goods sold...........................          42,200        49,404
                                                      -------       -------
Gross profit.................................           6,319        20,350

Operating expenses:
     Selling, general and administrative.....          14,478        14,476
     Research and development................           8,690         6,076
                                                      -------       -------
Loss from operations.........................         (16,849)         (202)
Other income, net............................             172           430
                                                      -------       -------
Income (loss) before income taxes............         (16,677)          228

Provision for income taxes...................         (38,814)          (77)
                                                      -------       -------
Net income (loss)............................        $(55,491)      $   151
                                                      =======       =======

Basic net income (loss) per share............         $ (2.50)      $  0.01
                                                      =======       =======
Common shares used in the calculation of
     basic net income (loss) per share.......          22,210        22,332
                                                      =======       =======
Diluted net income (loss) per share..........         $ (2.50)      $  0.01
                                                      =======       =======
Common and potential common shares used in
     the calculation of diluted net income
     (loss) per share........................          22,210        22,672
                                                      =======       =======



          The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

                                                          Six Months Ended
                                                      ----------------------
                                                      July 3,       July 4,
                                                       1999          1998
                                                     (Restated)
                                                      --------      --------
Net sales....................................         $111,169      $150,504
Cost of goods sold...........................           89,311       106,307
                                                      --------      --------
Gross profit.................................           21,858        44,197

Operating expenses:
     Selling, general and administrative.....           27,728        27,920
     Research and development................           16,474        13,207
                                                      --------      --------
Income (loss) from operations................          (22,344)        3,070
Other income, net............................              364           233
                                                      --------      --------
Income (loss) before income taxes............          (21,980)        3,303

(Provision) benefit for income taxes.........          (37,011)       (1,123)
                                                      --------      --------
Net income (loss)............................         $(58,991)     $  2,180
                                                      ========      ========

Basic net income (loss) per share............         $ (2.66)      $   0.10
                                                      =======       ========
Common shares used in the calculation of
     basic net income (loss) per share.......          22,201         22,337
                                                      =======       ========
Diluted net income (loss) per share..........         $ (2.66)      $   0.10
                                                      =======       ========
Common and potential common shares used in
     the calculation of diluted net income
     (loss) per share........................          22,201         22,566
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

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

                                                       Six Months Ended
                                                    ----------------------
                                                     July 3,       July 4,
                                                      1999          1998
                                                   (Restated)
                                                    --------      --------
Reconciliation of net income (loss) to net cash
  provided (used) by operating activities:
     Net income (loss).........................     $(58,991)     $2,180
     Adjustments to reconcile net income (loss)
       to net cash provided (used) by operating
       activities:
       Depreciation, amortization
         and other.............................        8,066       8,384
       Deferred income tax provision (benefit).       36,945        (142)
       Provision for losses and reserves
         on accounts receivable................        3,309       3,864

Change in assets and liabilities:
     Accounts receivable.......................        7,871      (7,861)
     Inventories, net..........................       (2,468)      5,373
     Income tax receivable.....................          543      11,412
     Other current assets......................          547       1,483
     Other assets..............................          148         136
     Accounts payable..........................       (3,558)       (413)
     Accrued liabilities.......................         (560)    (11,367)
     Accrued income taxes......................         (105)        531
     Other long-term obligations...............          206         778

                                                     -------     -------
          Net cash provided (used) by
           operating activities................      $(8,047)    $14,358
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
                                                      =======        =======

Note 5--BASIC AND DILUTED EARNINGS PER SHARE

The calculation of basic and diluted earnings per share ("EPS") is as follows:
(In thousands, except per share data)

                                        Three Months Ended              Six Months Ended
                                       ---------------------           -------------------
                                       July 3,       July 4,           July 3,      July 4,
                                        1999          1998              1999         1998
                                       --------      -------           -------      -------
Basic EPS computation:
    Net income (loss)..............     $(55,491)    $  151            $(58,991)     2,180
                                        ========     ======            ========     ======
    Common shares outstanding......       22,210     22,332              22,201     22,337
                                        ========     ======            ========     ======
    Basic EPS......................     $  (2.50)    $ 0.01)           $  (2.66)    $ 0.10
                                        ========     ======            ========     ======
Diluted EPS computation:
    Net income (loss)..............     $(55,491)    $  151            $(58,991)    $2,180
                                        ========     ======            ========     ======
    Shares:
        Common shares outstanding..      22,210      22,332              22,201     22,337
        Dilutive stock options.....          --         340                  --        229
                                        -------      ------            --------     ------
                                         22,210      22,672              22,201     22,566
                                        =======      ======            ========     ======
    Diluted EPS....................     $ (2.50)       0.01               (2.66)    $ 0.10
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

Note 8--INCOME TAXES

As of the second quarter of 1999 the Company recorded a deferred tax valuation allowance equal to 100% of the total deferred tax assets. Management considered a number of factors, including the Company's cumulative operating losses over the prior three years, short-term projected losses due to the impact of delays in the release of the Mammoth-2(TM) product as well as certain offsetting positive factors. Management concluded that a valuation allowance was required for 100% of the total deferred tax assets as it is more likely than not that the deferred tax assets will not be realized.


NOTE 9 --RESTATEMENT

The consolidated financial statements presented herein have been restated to reflect the recording of a full valuation allowance on deferred tax assets as of July 3, 1999. The Company originally recorded a partial valuation allowance on its deferred tax assets as of July 3, 1999 due to the significant deterioration in operating results incurred in the quarter then ended. Based on a re-evaluation of the situation subsequent to the issuance of the 1999 financial statements, the Company has increased that partial valuation allowance to a full valuation allowance resulting in an increase to income tax expense in the second quarter of 1999 and for the year 1999 of $38,620,000. This restatement had no effect on the Company's net cash flows from operating, investing or financing activities. The second quarter 1999 financial statements have been restated as follows:


                                         As Originally          Restated
                                             Reported
                                       --------------------   -------------
                                     (In thousands, except per share data)
Statement of Operations Data for the
 three months ended July 3, 1999:
(Provision) benefit for income taxes .....  $   (194)             $(38,814)
 Net Loss ................................   (16,871)              (55,491)
 Basic and diluted net loss per share ....     (0.76)                (2.50)

Balance Sheet Data as of July 3, 1999:
 Deferred income taxes (current) .........  $ 14,401              $     --
 Total current assets ....................   129,553               115,152
 Deferred income taxes (noncurrent) ......    24,219                    --
 Retained earnings .......................    81,927                43,307
 Total stockholders' equity ..............   146,257               107,637

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

                                                        Three Months Ended           Six Months Ended
                                                       --------------------         ------------------
                                                       July 3,      July 4,         July 3,    July 4,
                                                        1999         1998            1999       1998
                                                       -------      -------         -------    -------
Net sales....................................          100.0%        100.0%         100.0%     100.0%
Cost of goods sold...........................           87.0          70.8           80.4       70.6
                                                       -----         -----          -----      -----
Gross profit.................................           13.0          29.2           19.6       29.4
Operating expenses:
  Selling, general and administrative........           29.8          20.8           24.9       18.6
  Research and development...................           17.9           8.7           14.8        8.8
                                                       -----         -----          -----      -----
Income (loss) from operations................          (34.7)         (0.3)         (20.1)       2.0
Other income, net............................            0.3           0.6            0.3        0.2
                                                       -----         -----          -----      -----
Income (loss) before income taxes............          (34.4)          0.3          (19.8)       2.2
(Provision) benefit for income taxes.........          (80.0)         (0.1)         (33.3)      (0.8)
                                                       -----         -----          -----      -----
Net income (loss)............................         (114.4)%         0.2%         (53.1)%      1.4%
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

OTHER INCOME, NET

Other income, net consists primarily of interest income and expenses, foreign currency re-measurement and transaction gains and losses, and other miscellaneous items. Other income for the second quarter decreased to $172,000 from $430,000 for the same period in 1998. For the year to date periods, other income increased to $364,000 in 1999 compared to $233,000 in 1998. These fluctuations were the result of increased interest income and unfavorable re-measurement and transaction gain/loss impacts in 1999 over 1998.

TAXES

The provision for income taxes for the second quarter and first half of 1999 was 232.7% and 168.4%, respectively, of pretax income. The provision for both comparable periods in 1998 was 34.0%. As of the second quarter of 1999 the Company recorded a deferred tax valuation allowance equal to 100% of total deferred tax assets. Management considered a number of factors, including the Company's cumulative operating losses over the prior three years, short-term projected losses due to the impact of delays in the release of the Mammoth-2(TM) product as well as certain offsetting positive factors. Management concluded that a valuation allowance was required for 100% of the total deferred tax assets as it is more likely than not that the deferred tax assets will not be realized. For additional information, see Note 9 of Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

During the first six months of 1999, the Company expended $8.0 million of cash for operating activities, expended $6.6 million for capital equipment, expended $3.4 million on long-term obligations and received $356,000 for the issuance of common stock to company employees. Together, these activities resulted in a net decrease in the combined balance of cash and short-term investments of $17.6 million to a quarter-ending balance of $53.1 million. The Company's working capital decreased to $84.8 million at July 3, 1999 from $121.5 million at January 2, 1999.

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

SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.



                                         EXABYTE CORPORATION
                                         Registrant



Date   April 26, 2001                    By   /s/ Stephen F. Smith
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