Form 10-K405/A
period 2000-01-01
EXABYTE CORP /DE/
filed 2001-04-27
CIK 855109

-----------------------------------------------------------------------------
                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                         Amendment No. 1 to
                             FORM 10-K

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














Exabyte Corporation is filing this Amendment No. 1 to its Annual Report on
Form 10-K for the fiscal year ended January 1, 2000 (which is its 1999 fiscal year) for the sole purpose of amending portions of the following sections of the Report: Part I: Item 1 (Business), Part II: Item 6 (Selected Financial
Data), Part II: Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) and Part II: Item 8 (Financial Statements and Supplementary Data). This Amendment sets forth a revised definition of service offerings and "resellers" in Part I , restating 1999 consolidated financial statements to reflect the recording of a full valuation allowance on deferred tax assets, as well as other revisions to address comments received by the SEC Staff in a review of the Company's financial statements. Unless the context expressly indicates otherwise, all parts of the Report, including the portions being amended here, are current as of April 6, 2000, the initial filing date of the Report. Readers are directed to read Exabyte's publicly available reports filed with the Securities and Exchange Commission for periods subsequent to the period covered by this Report for more current information concerning Exabyte.

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

MARKETING AND CUSTOMERS
=======================

The Company markets its products worldwide to OEMs and resellers, and provides services directly to OEMs and to the consumers of Exabyte's reseller customers. Initial sales of new products are often made to resellers who are usually quicker to evaluate, integrate, and adopt new technology. OEM sales generally increase (relative to reseller sales) as the new product successfully completes the necessary qualification process. In particular, Exabyte's M2(TM) tape
<Page 10>

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

Resellers
=========
Our reseller channel customers purchase products for resale and they may provide services to their customers, such as:

- distribution;
- financial terms and conditions;
- pre-sales, sales and/or post-sales system upgrades; or
- other value-added products and/or services.

Even though we have no obligation, we support some reseller channel customers by providing marketing and technical support directly to them or their consumers. As a result, we may incur certain additional costs for these sales. Other costs and risks associated with our reseller channel customers may include:

- inventory price protections;
- stock rotation obligations;
- short term marketing promotions; and
- customer and consumer rebates.

The reseller business is also characterized by relatively short order lead times which limit our ability to forecast sales to these customers. See "RISK FACTORS--Market Demand" below.

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

Numerous companies are engaged in the research, development and commercial-ization of data storage products, including computer manufacturers such as IBM and Hewlett-Packard, that incorporate their own storage products into their systems. Some of the Company's current and potential competitors have significantly greater financial, technical, and marketing resources than Exabyte. There can be no assurance that they will not devote those resources to the aggressive marketing of helical scan, mini cartridge, half-inch cartridge, optical or other storage product technologies. Future developments of tape and optical technologies, as well as new forms of storage technologies,
<Page 12>

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

Foreign Currency Exchange Rates:
The Company has foreign subsidiaries whose operations expose the Company to foreign currency exchange rate changes (See Note 1 of Notes to Consolidated Financial Statements). Foreign currency exchange rate changes could impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. At January 1, 2000, 8.4% of the Company's total assets were denominated in foreign currencies. During 1999, 1% of revenue and 13% of operating expenses were denominated in foreign currencies. The Company's exposure to currency exchange rate changes is diversified due to the number of different countries in which it conducts business. The Company has subsidiaries in Germany, the Netherlands, Japan, Singapore and Canada whose books of record are maintained in their local currency. Foreign currency gains and losses will continue to result from fluctuations in the exchange rates of these subsidiaries' operations compared to the U.S. dollar thereby impacting future operating results.

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

The Company prepared sensitivity analyses of its exposures from foreign assets as of January 1, 2000, and of exposure from anticipated foreign revenue, and operating expenses in 2000 using historical data and anticipated future activity to assess the impact of hypothetical changes in foreign currency exchange rates. Based upon the results of these analyses, the Company estimates that a 10% change in foreign currency exchange rates from the 1999 year end rates could have a $1.1 million impact on net assets, a $161,000 impact on net sales and a $1.2 million impact on operating expenses. These risks are materially similar to the risks presented in the prior year, and could have a material effect on the Company's results of operations, cash flows or financial condition for the next year.

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

Item 6.
SELECTED FINANCIAL DATA

The selected financial data set forth below with respect to the Company's consolidated statements of operations for the fiscal years ended January 1, 2000, January 2, 1999, January 3, 1998, December 28, 1996 and December 30,
1995 and with respect to the consolidated balance sheets as of January 1, 2000, January 2, 1999, January 3, 1998, December 28, 1996 and December 30, 1995 are derived from audited consolidated financial statements. The consolidated financial statements for the years ended January 1, 2000, January 2, 1999 and January 3, 1998 are included elsewhere in this report on Form 10-K and the selected financial data shown below are qualified by reference to such financial statements. There were 52 weeks in 1999, 1998, 1996 and 1995.
There were 53 weeks in 1997.

(In thousands, except per share data)                                  Fiscal Years Ended
                                                      Jan. 1,     Jan. 2,     Jan. 3,     Dec. 28,    Dec. 30,
Consolidated Statement of Operations Data:              2000        1999        1998        1996        1995
------------------------------------------            --------    --------    --------    --------    --------
Net sales....................................         $222,827    $286,505    $335,684    $362,891    $374,147
Cost of goods sold...........................          182,875     207,604     288,053     265,002     311,891
                                                      --------    --------    --------    --------    --------
Gross profit.................................           39,952      78,901      47,631      97,889      62,256
Operating expenses:
     Selling, general and administrative.....           56,650      56,978      59,211      47,929      49,896
     Research and development................           35,725      29,888      40,909      38,391      36,956
                                                      --------    --------    --------    --------    --------
Income (loss) from operations................          (52,423)     (7,965)    (52,489)     11,569     (24,596)
Other income (expense), net..................            1,235       1,816        (634)      1,114       1,568
                                                      --------    --------    --------    --------    --------
Income (loss) before income taxes(1).........          (51,188)     (6,149)    (53,123)     12,683     (23,028)
(Provision) benefit for income taxes (2).....          (37,219)      3,382      22,312      (4,058)     10,593
                                                      --------    --------    --------    --------    --------
Net income (loss)............................         $(88,407)   $ (2,767)   $(30,811)   $  8,625    $(12,435)
                                                      ========    ========    ========    ========    ========
Basic net income (loss) per share............         $  (3.97)   $  (0.12)   $  (1.38)   $   0.39    $  (0.57)
                                                      ========    ========    ========    ========    ========
Common shares used in the calculation of
     basic net income (loss) per share(3)....           22,256      22,285      22,326      22,003      21,711
                                                      ========    ========    ========    ========    ========
Diluted net income (loss) per share..........         $  (3.97)   $  (0.12)   $  (1.38)   $   0.39    $  (0.57)
Common and potential common shares used               ========    ========    ========    ========    ========
     in the calculation of diluted net
     income (loss) per share(3)..............           22,256      22,285      22,326      22,307      21,711
                                                      ========    ========    ========    ========    ========
Consolidated Balance Sheet Data:
--------------------------------
Working capital..............................         $ 59,594    $116,953    $134,357    $150,713    $143,071
Total assets.................................          127,276     207,836     221,346     256,126     250,336
Long-term obligations, excluding current
     portion.................................            6,570       7,461       9,049      10,441      10,109
Stockholders' equity.........................           78,756     166,272     170,796     200,013     186,366

(1) The Company recorded restructuring charges in 1999 and 1997 totaling $2,446,000 and $34,947,000, respectively. See Note 11 of Notes to Consolidated Financial Statements.
(2) The Company recorded a full valuation allowance on all existing deferred tax assets in 1999. See Notes 6 and 13 of Notes to Consolidated Financial Statements.
(3) See Note 1 of Notes to Consolidated Financial Statements for an explanation of the determination of shares used in computing net income
     (loss) per share.

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

(In thousands, except per share data)                                Quarters Ended
                                                      Jan. 1,    Oct. 2,     Jul. 3,     Apr. 3,
                                                        2000       1999        1999        1999
                                                     --------    --------    --------    --------
Net sales..............................              $ 58,617    $ 53,041    $ 48,519    $ 62,650
Cost of goods sold.....................                47,809      45,755      42,200      47,111
                                                     --------    --------    --------    --------
Gross profit...........................                10,808       7,286       6,319      15,539
Selling, general and administrative....                12,949      15,973      14,478      13,250
Research and development...............                 9,593       9,658       8,690       7,784
                                                     --------    --------    --------    --------
Loss from operations(1)................               (11,734)    (18,345)    (16,849)     (5,495)
Other income (expense), net............                   (29)        900         172         192
                                                     --------    --------    --------    --------
Loss before income taxes...............               (11,763)    (17,445)    (16,677)     (5,303)
(Provision) benefit for income taxes(2)                  (150)        (58)    (38,814)      1,803
                                                     --------    --------    --------    --------
Net loss...............................              $(11,913)   $(17,503)   $(55,491)   $ (3,500)
                                                     ========    ========    ========    ========
Basic net loss per share...............              $  (0.53)   $  (0.78)   $  (2.50)   $  (0.16)
                                                     ========    ========    ========    ========
Diluted net loss per share.............              $  (0.53)   $  (0.78)   $  (2.50)   $  (0.16)
                                                     ========    ========    ========    ========

                                                             As a Percentage of Net Sales

Net sales..............................                 100.0%      100.0%      100.0%      100.0%
Cost of goods sold.....................                  81.6        86.3        87.0        75.2
                                                        -----       -----       -----       -----
Gross margin...........................                  18.4        13.7        13.0        24.8
Selling, general and administrative....                  22.1        30.1        29.8        21.2
Research and development...............                  16.3        18.2        17.9        12.4
                                                        -----       -----       -----       -----
Loss from operations(1)................                 (20.0)      (34.6)      (34.7)       (8.8)
Other income (expense), net............                  (0.1)        1.7         0.3         0.3
                                                        -----       -----       -----       -----
Loss before income taxes...............                 (20.1)      (32.9)      (34.4)       (8.5)
(Provision) benefit for income taxes...                  (0.2)       (0.1)      (80.0)        2.9
                                                        -----       -----       -----       -----
Net loss...............................                 (20.3)%     (33.0)%    (114.4)%      (5.6)%
                                                        =====       =====       =====       =====

(1) In the quarter ended October 2, 1999, the Company recorded restructuring charges of $2,446,000 related to the consolidation of its operating structure. See Note 10 of Notes to Consolidated Financial Statements.
(2) In the quarter ended July 3, 1999, the Company recorded a full valuation allowance on all existing deferred tax assets. See Notes 6 and 13 of Notes to Consolidated Financial Statements.

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
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      1999              1998              1997
                                                     -----             -----             -----
Net sales...................................         100.0%            100.0%            100.0%
Cost of goods sold..........................          82.1              72.5              85.8
                                                     -----             -----             -----
Gross margin................................          17.9              27.5              14.2

Operating expenses:
  Selling, general and administrative.......          25.4              19.9              17.6
  Research and development..................          16.0              10.4              12.2
                                                     -----             -----             -----
Loss from operations........................         (23.5)             (2.8)            (15.6)
Other income (expense), net.................           0.5               0.6              (0.2)
                                                     -----             -----             -----
Loss before income taxes....................         (23.0)             (2.2)            (15.8)
(Provision) benefit for income taxes........         (16.7)              1.2               6.6
                                                     -----             -----             -----
Net loss....................................         (39.7)%            (1.0)%            (9.2)%
                                                     =====             =====             =====

PRODUCT MIX TABLES
(Amounts in Thousands)

                                                      1999              1998              1997
                                                      -----             -----             -----
8mm drives:
  Eliant(TM)820, Mammoth-LT, Mammoth
    and M2(tm)...............................         $99,939           $122,048          $ 77,400
8mm Libraries:
  EZ17(TM), 210, 220, 440, 480, X80
  and X200..................................         29,388             39,959            51,457
DLTtape(TM) Libraries:
  17D, 230D and 690D........................         12,733              6,067               --
Media.......................................         67,667             67,113            49,132
Service, spares and other...................         15,441             19,338            21,679
End-of-life drives and libraries(x).........          5,239             43,490           153,114
Sales allowances............................         (7,580)           (11,510)          (17,098)
                                                    --------           --------          --------
                                                    $222,827           $286,505          $335,684
                                                    ========           ========          ========



                                                       1999              1998              1997
                                                      -----             -----             -----
8mm drives:
  Eliant(TM)820, Mammoth-LT, Mammoth
    and Mammoth-2...........................          44.9%             42.6%             23.1%
8mm Libraries:
  EZ17(TM), 210, 220, 440, 480, X80
  and X200..................................          13.2              13.9              15.3
DLTtape(TM) Libraries:
  17D, 230D and 690D........................           5.7               2.1                --
Media.......................................          30.4              23.4              14.6
Service, spares and other...................           6.9               6.7               6.6
End-of-life drives and libraries(x).........           2.3              15.3              45.5
Sales allowances............................          (3.4)             (4.0)             (5.1)
                                                     -----             -----             -----
                                                     100.0%            100.0%            100.0%
                                                     =====             =====             =====
(x)Prior year percentages reflect current year
   classifications of end-of-life products.

CUSTOMER MIX TABLE

                                                     1999               1998               1997
                                                    -----              -----              -----
OEM.........................................         38.1%              46.3%              48.7%
Reseller....................................         57.7               49.5               46.1
End user and other..........................          4.2                4.2                5.2
                                                    -----              -----              -----
                                                    100.0%             100.0%             100.0%
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

FISCAL YEAR 1999 COMPARED TO 1998

Our net sales decreased by 22.2% to $222.8 million in 1999 from $286.5 million in 1998. In comparing net sales from 1999 to 1998, there were several significant differences:
  - Sales of end-of-life products (primarily the 8505XL, 8700, 10h and 18D) decreased to $5.2 million in 1999 from $43.5 million in 1998 as we concluded the build-out and sale of these products late in 1998 and early 1999.

  - Sales of current 8mm drive products decreased to $99.9 million in 1999 from $122.0 million in 1998 as sales to our two largest OEM customers decreased by $17 million from 1998 to 1999.
  - Sales of current 8mm library products decreased to $29.4 million in 1999 from $40.0 million in 1998. This decrease was in proportion to our overall sales decrease.
  - Sales of services, spare parts and other decreased to $15.4 million in 1999 from $19.3 million in 1998 as we lost a major service customer in 1999.
  - Sales of current DLTtape(tm) libraries increased to $12.7 million in 1999 from $6.1 million in 1998. We introduced our first DLTtape(tm) library in 1997 and increased our DLTtape(tm) offerings during 1998 and 1999.
  - Sales allowances decreased to $7.6 million in 1999 from $11.5 million in 1998, having a positive impact on net sales. The decrease resulted from a lower emphasis placed on the use of sales rebates, as well as the final sell-off of desktop products in early 1998, which required a high level of sales incentives.

During 1999, our sales shifted to reseller customers from OEM customers. Our sales to reseller customers in 1999 decreased by 9.5% in absolute dollars over 1998. Our sales to OEM customers decreased by 36% in 1999 over 1998. We undertook a number of initiatives in 1999 to position ourselves in the reseller channel in anticipation of the introduction of the M2(tm) drive late in the year. Sales to domestic customers decreased to 66.0% of net sales in 1999 from 70.5% in 1998. Sales to international customers increased to 34.0% of net sales in 1999 from 29.5% in 1998. Sales decreased to all geographic regions; however domestic sales decreased at a higher rate.

Our cost of sales includes the actual cost of all materials, labor and overhead incurred in the manufacturing and service processes, as well as certain other related costs. Other related costs include primarily provisions for warranty repairs and inventory obsolescence. Our costs of sales for 1999 decreased to $182.9 million from $207.6 million in 1998 and our gross margin percentage decreased to 17.9% in 1999 from 27.5% in 1998. Excluding restructuring charges for 1999 (see "Restructuring" discussion later in this section), our cost of goods sold decreased to $182.2 million in 1999 and our gross margin percentage decreased to 18.2%.

Our gross margin percentage decreased to 17.9% in 1999 compared to 27.5% in 1998. Excluding restructuring charges, the 1999 gross margin was 18.2%.
Gross margins were negatively impacted by lower net sales, which were tied to a relatively fixed manufacturing cost structure. During 1999, we had more plant capacity than we were using to support current manufacturing volumes. Additionally, lower pricing on products approaching end-of-life status negatively impacted product margins. In addition, we estimate that 1999 margins were negatively impacted by $2.3 million due to strengthening in the dollar/yen exchange rate. In 1998, we estimated that margins were positively impacted by $2.5 million due to a weakening dollar/yen exchange rate.

Selling, general and administrative expenses decreased to $56.7 million and 25.4% of sales in 1999 from $57.0 million and 19.9% of sales in 1998. Without restructuring charges, these expenses for 1999 were $55.2 million and 24.8% of net sales. The decrease was due to higher advertising spending in 1998 to reintroduce our Mammoth tape drive as well as introduce several new
library products.   In 1999, there were fewer and smaller-scale product
introductions.

Research and development expenses increased to $35.7 million and 16.0% of sales in 1999 from $29.9 million and 10.4% of sales in 1998. Without restructuring charges, 1999 expenses were $35.4 million and 15.9% of net sales. Spending increased in 1999 to support the development and release of the M2(tm) tape drive, which we first sold in the fourth quarter. In addition, we contracted with Hitachi for the development of technology related to future generations of MammothTape(tm) drives and manufacturing of the M2(tm) drive. During 1999, we incurred $2.2 million of engineering expenses under these contracts.

Other income (expense), net consists primarily of interest income and expenses, foreign currency re-measurement and transaction gains and losses, state franchise taxes and other miscellaneous items. Other income was $1.2 million in 1999 compared to $1.8 million in 1998. This decrease was the result of unfavorable changes in foreign currency transaction gains and losses in 1999, offset by increased interest income. Net foreign exchange (gains)/losses related to foreign currency transactions were $686,000 and $(36,000) in 1999 and 1998, respectively.

The income tax provision for 1999 of $37.2 million compared to a $3.4 million tax benefit in 1998. As of the second quarter of 1999, the Company recorded a deferred tax valuation allowance equal to 100% of total deferred tax assets. Management considered a number of factors, including the Company's cumulative operating losses over the prior three years, short-term projected losses due to the impact of delays in the release of the M2(tm) product, as well as certain offsetting positive factors. Management concluded that a valuation allowance was required for 100% of the total deferred tax assets as it is more likely than not that the deferred tax assets will not be realized. (See Notes 6 and 13 of Notes to Consolidated Financial Statements). The minimum amount of future taxable income required to fully realize these assets is estimated to be $146.6 million.

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

FISCAL YEAR 1998 COMPARED TO 1997
---------------------------------

The Company's net sales of $286.5 million during 1998 represent a decrease of 14.7% from net sales of $335.7 million during 1997. In comparing net sales from 1997 to 1998, there were several significant differences:

- Sales of current 8mm drive products increased to $122.0 million in 1998 from $77.4 million in 1997. Sales of both the Eliant 820(tm) and Mammoth products increased by more that 50%, primarily on the strength of OEM business.

-   Sales of 8mm library products decreased $11.5 million across all products.

- Sales of media increased $18.0 million as the Company placed a greater emphasis on selling these products.

- Sales of end-of-life products decreased from $153.1 million in 1997 to $43.5 million in 1998. Almost all of this decrease resulted from sales of 8205/8505 tape drives which were discontinued at the end of 1997.

- Sales allowances decreased $5.6 million due to the discontinuance of our

Eagle(RTM)products at the end of 1997. Eagle products required higher levels of sales incentives than the 8mm counterparts.

The relative customer mix during 1998 shifted slightly to resellers from OEMs and end users/others. Domestic sales represented 70.5% of net sales during 1998 compared to 68.3% in 1997. International sales represented 29.5% of net sales in 1998 compared to 31.7% in 1997.

The Company's gross margin percentage for 1998 increased to 27.5% compared to 14.2% for 1997. Gross margin in 1997 excluding restructuring charges was 22.8% (see Note 11 of Notes to Consolidated Financial Statements). Gross margins were favorably impacted in 1998 by lower manufacturing expenses resulting from headcount and cost reduction efforts during the latter part of 1997. Additionally, product margins improved due to decreased sales of lower-margin Eagle(RTM) products. Margins were also favorably impacted by approximately $2.5 million due to a stronger dollar/yen relationship in 1998 than in 1997.

Selling, general and administrative expenses decreased to $57.0 million in 1998 from $59.2 million in 1997. Excluding restructuring charges, 1997 expenses were $57.7 million (see Note 11 of Notes to Consolidated Financial Statements). These expenses represent 19.9% of revenue in 1998 compared to 17.6% of revenue in 1997 and 17.2% of revenue in 1997 without restructuring charges. The absolute dollar decrease is the result of headcount and cost reduction efforts during the latter part of 1997 which are offset by increased advertising expenditures during 1998. The increased 1998 advertising resulted from a reintroduction of the Mammoth product as well as the introduction of several new library products.

Research and development expenditures decreased to $29.9 million and 10.4% of revenue for 1998 from $40.9 million and 12.2% of revenue in 1997. Excluding restructuring charges (see Note 11 of Notes to Consolidated Financial Statements) these expenses in 1997 were $37.4 million and 11.1% of revenue. The decrease in both absolute dollars and as a percentage of revenue is mainly due to the decision to exit the desktop and low-end server market including closure of the Eagle(RTM) division late in 1997.

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

RESTRUCTURING CHARGES
---------------------

During the third quarter of 1999, management determined that the division of our business into three operating segments was no longer appropriate due to the amount of overhead required to maintain this structure. We incurred $2,466,000 in pretax restructuring charges to combine our three operating segments under common management. These costs included severance, outplacement and benefits for the resulting workforce reduction of approximately 143 employees. All areas of the Company were impacted by the workforce reduction. We believe this restructuring resulted in annual savings of $11.0 million. These savings included decreased payroll and fringe benefits, as well as, savings on building rent, utilities and taxes. Expected payroll savings were a result of reductions in workforce and open positions that were not filled as a result of this restructuring.

Approximately $664,000 of these costs were included in cost of sales, $1.5 million were included in selling, general and administrative costs and $328,000 were included in research and development costs. At January 1, 2000, $292,000 of severance and related accruals remain *and are expected to be paid during the first half of 2000.*

The following table summarizes the activity related to the 1999 restructuring reserve:

(In thousands)
                                                     Severance and Related
                                                     ---------------------
Restructuring charges                                       $2,446
Cash payments                                               (2,154)
                                                            -------
Balance, January 1, 2000                                    $  292
                                                            =======

Additional information concerning the restructuring is incorporated by reference from Item 1, "Notes to Consolidated Financial Statements," under the caption, "Note 11 - Restructuring".


MARKET RISK
-----------

In the ordinary course of its operations, the Company is exposed to certain market risks, primarily changes in foreign currency exchange rates and interest rates. Uncertainties that are either nonfinancial or nonquantifiable, such as political, economic, tax, other regulatory or credit risks are not included in the following assessment of the Company's market risks.

Foreign Currency Exchange Rates:
The Company has foreign subsidiaries whose operations expose the Company to foreign currency exchange rate changes (See Note 1 of Notes to Consolidated Financial Statements). *Foreign currency exchange rate changes could impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies.* At January 1, 2000, 8.4% of the Company's total assets were denominated in foreign currencies. During 1999, 0.7% of revenue and 13.4% of operating expenses were denominated in foreign currencies. The Company's exposure to currency exchange rate changes is diversified due to the number of different countries in which it conducts business. The Company has subsidiaries in Germany, the Netherlands, Japan, Singapore and Canada whose books of record are maintained in their local currency. *Foreign currency gains and losses will continue to result from fluctuations in the exchange rates of these subsidiaries' operations compared to the U.S. dollar thereby impacting future operating results.*

The Company purchases certain inventory components and services, denominated in yen, from Japanese manufacturers. Generally, such payments are settled at the prevailing spot rate. However, from time to time, the Company enters into foreign currency forward contracts in anticipation of movements in the dollar/yen exchange rate to hedge these purchases. Such contracts are established with a maturity date within six months of the purchase date. To be considered a hedge, contracts must be established for future purchases denominated in yen. In circumstances where the timing of hedged purchases is deferred, the contract maturity dates are extended to cover the deferred payment. At January 1, 2000, there were no contracts outstanding.

The Company prepared sensitivity analyses of its exposures from foreign assets as of January 1, 2000, and of exposure from anticipated foreign revenue, and operating expenses in 2000 using historical data and anticipated future activity to assess the impact of hypothetical changes in foreign currency exchange rates. *Based upon the results of these analyses, the Company estimates that a 10% change in foreign currency exchange rates from the 1999 year end rates could have a $1.1 million impact on net assets, a $161,000 impact on net sales and a $1.2 million impact on operating expenses. These risks are materially similar to the risks presented in the prior year, and could have a material effect on the Company's results of operations, cash flows or financial condition for the next year.*

The Company also prepared sensitivity analyses of its exposure related to yen denominated purchases. *Using a hypothetical 10% change in the dollar/yen exchange rate from the year end rate, and projected 2000 purchases denominated in yen, the Company estimates a potential $6.3 million impact. The impact could affect a combination of net income and inventory, and could have a material effect on the Company's results of operations, cash flows or financial condition for the next year.*

Interest Rates:

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During 1999, the Company expended $23.8 million of cash for operating activities, received $891,000 from the issuance of common stock to Company employees, expended $11.0 million for capital equipment and paid $4.2 million on long-term liabilities. Together, these activities resulted in a decrease in the combined balance of cash and short-term investments of $38.1 million to a year-ending balance of $32.6 million. The Company's working capital decreased to $59.6 million on January 1, 2000 from $117.0 million on January 2, 1999.

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

Item 8.
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                         Page

Report of Independent Accountants...................................      45

Consolidated Balance Sheets -
  January 1, 2000 and January 2, 1999...............................      46

Consolidated Statements of Operations - for the years ended
  January 1, 2000, January 2, 1999 and January 3, 1998..............      47

Consolidated Statements of Changes in Stockholders' Equity -
  for the years ended January 1, 2000, January 2, 1999 and
  January 3, 1998...................................................      48

Consolidated Statements of Cash Flows -
  for the years ended January 1, 2000, January 2, 1999 and
  January 3, 1998...................................................      49-50

Notes to Consolidated Financial Statements..........................      51-67

REPORT OF INDEPENDENT ACCOUNTANTS
To the Board of Directors and Stockholders of Exabyte Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)1 on page 69, present fairly in all material respects, the financial position of Exabyte Corporation and its subsidiaries at January 1, 2000 and January 2, 1999, and the results of their operations and their cash flows for each of the three years in the period ended
January 1, 2000, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index also appearing under Item 14(a)2 on page 69 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Due to substantial operating losses incurred in 2000 and the resulting liquidity constraints, the Company has recently engaged in an evaluation of strategic alternatives available to it. The Company will continue to incur net operating cash outflows in the near term to accomplish its long term business objectives. Management's progress to date and future plans regarding these matters are discussed more fully in Note 13 to the consolidated financial statements.

Also as discussed in Note 13, the Company restated its 1999 financial statements to record a full valuation allowance on its deferred tax assets.


/s/ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP



Denver, Colorado
January 20, 2000, except for Note 13 which is as of April 16, 2001.

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (In thousands, except per share data)

                                                 January 1,      January 2,
                                                   2000            1999
                                                 --------        --------
ASSETS
Current assets:
  Cash and cash equivalents...............       $ 25,610        $ 56,571
  Short-term investments..................          7,039          14,145
  Accounts receivable, net................         37,163          38,014
  Inventories, net........................         26,805          26,997
  Income tax receivable...................          1,431           2,563
  Deferred income taxes...................             -            9,637
  Other current assets....................          3,496           3,129
                                                 --------        --------
Total current assets......................        101,544         151,056
                                                 --------        --------
Property and equipment, net...............         24,708          28,396
Deferred income taxes.....................              -          27,308
Other assets..............................          1,024           1,076
                                                 --------        --------
Total long-term assets....................         25,732          56,780
                                                 --------        --------
                                                 $127,276        $207,836
                                                 ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable........................       $ 23,327        $ 16,032
  Accrued liabilities.....................         13,815          14,002
  Accrued income taxes....................          1,877           2,370
  Current portion of long-term
    obligations ..........................          2,931           1,699
                                                 --------        --------
Total current liabilities.................         41,950          34,103
Long-term obligations.....................          6,570           7,461
Commitments and contingencies
    (Notes 7 and 12)......................
Stockholders' equity:
  Preferred stock, $.001 par value;
    14,000 shares authorized; no
    shares issued and outstanding.........             --              --
  Common stock, $.001 par value;
    50,000 shares authorized; 22,886
    and 22,647 shares issued..............             23              23
  Capital in excess of par value..........         67,584          66,693
  Treasury stock, at cost, 455 and
    455 shares............................         (2,742)         (2,742)
  Retained earnings.......................         13,891         102,298
                                                 --------        --------
Total stockholders' equity................         78,756         166,272
                                                 --------        --------
                                                 $127,276        $207,836
                                                 ========        ========

The accompanying notes are an integral part of the consolidated financial statements.


EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

                                                             Fiscal Years Ended
                                                  January 1,      January 2,      January 3,
                                                    2000            1999            1998
                                                  --------        --------        --------
Net sales............................             $222,827        $286,505        $335,684
Cost of goods sold...................              182,875         207,604         288,053
                                                  --------        --------        --------
Gross profit.........................               39,952          78,901          47,631

Operating expenses:
Selling, general and administrative..               56,650          56,978          59,211
Research and development.............               35,725          29,888          40,909
                                                  --------        --------        --------
Loss from operations.................              (52,423)         (7,965)        (52,489)

Other income (expense), net..........                1,235           1,816            (634)
                                                  --------        --------        --------
Loss before income taxes.............              (51,188)         (6,149)        (53,123)

(Provision)benefit for income taxes..              (37,219)          3,382          22,312
                                                  --------        --------        --------
Net loss.............................             $(88,407)       $ (2,767)       $(30,811)
                                                  ========        ========        ========
Basic net loss per share.............             $  (3.97)       $  (0.12)       $  (1.38)
                                                  ========        ========        ========
Common shares used in the
      calculation of basic net loss
      per share......................               22,256          22,285          22,326
                                                  ========        ========        ========

Diluted net loss per share...........             $  (3.97)       $  (0.12)       $  (1.38)
                                                  ========        ========        ========
Common and potential common shares
     used in the calculation of
     diluted net loss per share......               22,256          22,285          22,326
                                                  ========        ========        ========


     The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except per share data)

                                                                                             Capital
                                                Common Stock        Treasury Stock          in Excess         Retained
                                              Shares    Amount    Shares      Amount       of Par Value       Earnings
                                              ------    ------    ------      --------     ------------       --------
Balance, December 28, 1996.............       22,184       $22       (15)     $    (9)          $64,124       $135,876

Common stock options exercised ($.10
  to $15.13 per share).................          143                                                236
Common stock issued pursuant to the
  Employee Stock Purchase Plan
   ($5.47 and $10.89 per share).........         139                                              1,075
Tax effect of disqualifying
  dispositions of common stock.........                                                             164
Stock compensation expense.............                                                             119
Net loss for the year..................                                                                        (30,811)
                                              ------       ---       ---      -------           -------       --------
Balance, January 3, 1998...............       22,466        22       (15)          (9)           65,718        105,065

Common stock options exercised ($.50              19                                                 94
  to $9.00 per share)..................
Common stock issued pursuant to the
  Employee Stock Purchase Plan
  ($4.68 and $5.95 per share)..........          162         1                                      853
Tax effect of disqualifying
  dispositions of common stock.........                                                              28
Purchases of treasury stock............                             (440)      (2,733)
Net loss for the year..................                                                                         (2,767)
                                              ------       ---       ---      -------           -------       --------
Balance, January 2, 1999...............       22,647        23      (455)      (2,742)           66,693        102,298

Common stock options exercised ($1.00
  to $6.81 per share)..................           33                                                202
Common stock issued pursuant to the
  Employee Stock Purchase Plan
  ($3.30 and $3.40 per share)..........          206                                                689
Net loss for the year..................                                                                        (88,407)
                                              ------       ---       ---      -------           -------       --------
Balance, January 1, 2000...............       22,886       $23      (455)     $(2,742)          $67,584       $ 13,891
                                              ======       ===       ===      =======           =======       ========




     The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                Fiscal Years Ended
                                                    -----------------------------------------
                                                    January 1,      January 2,    January 3,
                                                      2000            1999          1998
                                                    -----------    -----------    -----------
Cash flows from operating activities:
     Cash received from customers............        $223,624       $291,422       $350,833
     Cash paid to suppliers and employees....        (249,910)      (269,301)      (359,975)
     Interest received.......................           2,628          2,314          2,216
     Interest paid...........................            (477)          (607)          (637)
     Income taxes paid.......................            (297)        (1,093)        (1,732)
     Income tax refund received..............             663         11,771          3,020
          Net cash (used) provided by                --------       --------       --------
            operating activities.............         (23,769)        34,506         (6,275)
                                                     --------       --------       --------

Cash flows from investing activities:
     Purchase of short-term investments......         (41,000)       (69,275)       (58,470)
     Proceeds from the sale of short-term
        investments....................                48,106         56,600         77,600
     Capital expenditures....................         (11,002)        (9,414)       (11,810)
     Cash (used) provided by investing               --------       --------       --------
       activities............................          (3,896)       (22,089)         7,320
                                                     --------       --------       --------
Cash flows from financing activities:
     Proceeds from issuance of
       common stock .........................             891            948          1,311
     Purchase of treasury stock..............              --         (2,733)            --
     Principal payments on long-term
       obligations...........................          (4,187)        (1,075)        (1,565)
          Net cash used by financing                 --------       --------       --------
            activities.......................          (3,296)        (2,860)          (254)
                                                     --------       --------       --------

Net (decrease) increase in cash and cash
     equivalents.............................         (30,961)         9,557            791
Cash and cash equivalents at beginning
     of year.................................          56,571         47,014         46,223
                                                     --------       --------       --------
Cash and cash equivalents at end
     of year.................................        $ 25,610       $ 56,571       $ 47,014
                                                     ========       ========       ========

     The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                   Fiscal Years Ended
                                                       -------------------------------------------
                                                         January 1,      January 2,     January 3,
                                                           2000            1999           1998
                                                        -----------     -----------    -----------
Reconciliation of net loss to net cash
  (used) provided by operating activities:
     Net loss.....................................      $(88,407)       $ (2,767)      $(30,811)
     Adjustments to reconcile net loss
       to net cash (used) provided by operating
       activities:
          Depreciation, amortization
            and other.............................        15,648          16,619         19,742
          Write-down of assets....................           --            1,961          6,054
          Deferred income tax provision (benefit).        36,945          (7,367)        (5,351)
          Provision for losses and reserves
            on accounts receivable................         6,666           8,521         14,486
          Provision for inventory write-downs.....            --              --         15,236
          Stock compensation expense..............            --              --            119

     Change in assets and liabilities:
          Accounts receivable.....................        (5,815)         (4,958)           351
          Inventories, net........................           192          17,554         (4,022)
          Income tax receivable...................         1,132          13,310        (15,873)
          Other current assets....................           804           1,566         (1,484)
          Other assets............................            15             (43)          (171)
          Accounts payable........................         7,295           2,040         (4,923)
          Accrued liabilities.....................          (187)        (11,944)         1,028
          Accrued income taxes....................          (493)          1,353            201
          Other long-term obligations.............         2,436          (1,339)          (857)
                                                        --------        --------       --------
          Net cash (used) provided by
            operating activities..................      $(23,769)       $ 34,506       $ (6,275)
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

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is probable. Generally, these criteria are met upon shipment of products and transfer of title to customers. Revenue from sales to certain resellers is subject to agreements allowing certain rights of return and price protection on unsold merchandise held by those resellers. Accordingly, reserves for estimated future returns and for price protection are provided in the period of the sale. Revenue for out-of-warranty service repairs is recorded when the service has been performed and the product has been shipped back to the customer. Revenue for on-site warranty contracts is deferred and amortized on a straight-line basis over the contract period. Certain original equipment manufacturers ("OEM's") require that we maintain inventory at third party warehouses. Revenue for these sales are recorded when title passes, upon the OEM taking possession of the inventory from the warehouse.

Foreign Currency Transactions and Remeasurement

The U.S. dollar is the functional currency of the consolidated corporation including its subsidiaries. For the Company's foreign subsidiaries, monetary assets and liabilities are remeasured into U.S. dollars using the exchange rates in effect at the balance sheet date and non-monetary assets are remeasured at historical rates. Results of operations are remeasured using the average exchange rates during the period. The Company recorded net foreign exchange (gains) losses related to these remeasurements of $207,000, $230,000 and $(989,000) in 1999, 1998 and 1997, respectively. From time to time, the Company enters into transactions that are denominated in foreign currencies. These transactions are translated at the prevailing spot rate upon payment and recorded in the operating account to which the payment relates. Accounts receivable and payable from subsidiaries denominated in foreign currencies are translated at each period end using period end rates and transaction gains and losses are recorded. The Company recorded net foreign exchange (gains)losses related to these transactions of $686,000, $(36,000) and $1,698,000 in 1999, 1998 and 1997, respectively.

Foreign Currency Forward Contracts

Through 1998, the Company entered into foreign currency forward contracts in anticipation of movements in the dollar/yen exchange rate, which it used to hedge the purchase of certain inventory components from Japanese manufacturers. The Company did not enter into these contracts for trading purposes. Contracts were generally established with a maturity date within six months of the purchase date. Hedged inventory transactions were included in the Statement of Cash Flows as operating activities. Transaction gains or losses due to exchange rate movements were recorded upon settlement of the transaction, deferred into inventory, and recognized in income as the underlying inventory was sold. At January 1, 2000 and January 2, 1999, there were no contracts outstanding.

Comprehensive Income

The Company has no items of comprehensive income.

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, short-term investments, account receivable, accounts payable, accrued liabilities and the current portion of long-term obligations in the consolidated financial statements approximate fair value because of the short-term maturity of these instruments. The fair value of long-term obligations for notes payable and capital leases was estimated by discounting the future cash flows using market interest rates and does not differ significantly from that reflected in the consolidated financial statements.

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
                                                      =======         =======

Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Such cash equivalents aggregated $18,797,000 and $45,136,000 at January 1, 2000, January 2, 1999
and January 2, 1999, respectively.

The Company invests in held-to-maturity debt securities which are recorded at amortized cost. These include corporate bonds, government bonds and certificates of deposit. At January 1, 2000 these investments had maturity dates of eleven months or less. There were no unrealized gains or losses on such investments for the three years then ended.

Inventories

Inventories are stated at the lower of cost or market, cost being determined by the first-in, first-out method, and include material, labor and manufacturing overhead. Inventories are presented net of reserves for excess quantities and obsolescense of $9,569,000 and $8,426,000 at January 1, 2000 and January 2, 1999, respectively, and consist of the following:

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

The Company continually evaluates long-lived assets, based on the net future cash flow expected to be generated from the asset on an undiscounted cash flow basis, whenever significant events or changes in circumstances occur which indicate the carrying amount may not be recoverable. If that analysis indicates that an impairment has occurred, we measure the impairment based on a comparison of discounted cash flows or fair values, whichever is more readily determinable, to the carrying value of the related asset.

Warranty Costs

A provision for estimated future costs which may be incurred under the Company's various product warranties is recorded when products are shipped.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was $4,243,000, $7,626,000 and $4,008,000 in 1999, 1998 and 1997, respectively.

Research and Development Costs

Software development costs are capitalized from the time technological feasibility is established to the time the resulting software product is first shipped. Capitalized software costs are stated at the lower of cost or net realizable value. There were no capitalized software costs at January 1, 2000. At January 2, 1999 there were $37,000 in capitalized software costs. These items are recorded as other noncurrent assets. During 1999 and 1998, certain capitalized software development efforts were determined to be impaired, and $37,000 and $403,000 in costs, respectively, were written off. All other research and development costs are expensed as incurred.

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

(In thousands, except per share data)

                                         1999          1998          1997
                                       --------      --------      --------
Basic and diluted EPS computation:
    Net loss.....................      $(88,407)     $ (2,767)     $(30,811)
                                       ========      ========      ========
    Common shares outstanding....        22,256        22,285        22,326
                                       ========      ========      ========
    Basic and diluted EPS........      $  (3.97)     $  (0.12)     $  (1.38)
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
                                                      ========         ========

Depreciation expense was $15,583,000, $16,619,000 and $19,503,000 in
1999, 1998 and 1997, respectively. Accumulated amortization of equipment under capital leases was $1,446,000 and $1,657,000 at January 1, 2000 and January 2, 1999, respectively. Amortization of equipment under capital leases is included in depreciation expense. In 1997, the Company incurred restructuring charges which included fixed asset write-downs (see Note 11).

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

Other long-term obligations include the long-term portion of estimated warranty obligations and deferred revenue on on-site warranty contracts. The following represents future payments pursuant to these obligations as of January 1, 2000:


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

(In thousands, except per share data)               1999         1998         1997
                                                    ----         ----         ----
Net loss:
    As reported......................               $(88,407)    $(2,767)    $(30,811)
    Pro forma........................               $(90,558)    $(5,929)    $(34,953)
Basic and diluted net loss per share:
    As reported......................               $(3.97)      $(0.12)     $(1.38)
    Pro forma........................               $(4.07)      $(0.27)     $(1.57)


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

NOTE 6 - INCOME TAXES

Pretax loss is subject to tax in the following jurisdictions:

                        1999          1998         1997
                      --------      --------     --------
                                 (In thousands)
Domestic..........    $(48,681)    $ (5,374)    $(50,899)
Foreign...........      (2,507)        (775)      (2,224)
                      --------     --------     --------
                      $(51,188)    $ (6,149)    $(53,123)
                      ========     ========     ========

The provision for (benefit from) income taxes consists of the following:

                         1999        1998         1997
                        -------     -------     --------
                                 (In thousands)
Current:
  Federal.........      $     --     $ 2,443     $(15,607)
  State...........            --       1,428       (1,535)
  Foreign.........           274         114          182
Deferred:
  Federal.........        31,588      (6,180)      (4,988)
  State...........         3,182      (1,187)        (364)
  Foreign.........         2,175          --           --
                        --------     --------    ---------
                        $ 37,219     $(3,382)    $(22,312)
                        ========     ========    =========

Total income tax benefit differs from the amount computed by applying the U.S. federal income tax rate of 35% to loss before income taxes for the following reasons:

                                  1999           1998         1997
                                ---------      --------     --------
                                           (In thousands)
U.S. federal income tax
  at statutory rate..........   $(17,916)      $ (2,152)    $(18,593)
State income taxes, net
  of federal benefit.........     (1,084)           (63)      (1,362)
Valuation allowance..........     56,149              --           --
Research and development
  credits....................     (1,000)        (1,500)      (1,500)
Tax exempt interest..........         (9)          (397)        (465)
Prior year filing effects....         --            364       (1,210)
Foreign taxes in excess
  of 35%.....................      1,396            376          904
Other........................       (317)           (10)         (86)
                                --------       --------     --------
                                $ 37,219       $ (3,382)    $(22,312)
                                ========       ========     ========

Deferred tax assets are attributable to the following:

                                                 January 1,      January 2,
                                                   2000            1999
                                                -----------     -----------
                                                      (In thousands)
Current assets:
  Warranty reserve..........................     $ 2,681         $ 2,507
  Bad debt and revenue reserves.............       2,772           2,634
  Inventory reserves........................       4,009           2,931
  Other.....................................       2,367           1,565
                                                 -------         -------
                                                  11,829           9,637
  Less valuation allowance..................     (11,829)             --
                                                 -------         -------
                                                 $  --           $ 9,637
                                                 =======         =======
Noncurrent assets:
  Property and equipment....................     $ 4,375         $ 4,939
  Net operating loss carryforwards:
    Domestic................................      31,672          13,925
    Foreign.................................       2,000           2,175
  Credit carryforwards......................       4,517           5,152
  Goodwill..................................         928           1,017
  Other.....................................         828             100
                                                 -------         -------
                                                  44,320          27,308
  Less valuation allowance..................     (44,320)             --
                                                 -------         -------
                                                 $    --         $27,308
                                                 =======         =======

As of the end of the second quarter of 1999, the Company recorded a deferred tax valuation allowance equal to 100% of total deferred tax assets. Management considered a number of factors, including the Company's cumulative operating losses over the prior three years, short-term projected losses due to the impact of delays in the release of the M2(tm) product, as well as certain offsetting positive factors. Management concluded that a valuation allowance was required for 100% of the total deferred tax asset as it is more likely than not that the deferred tax assets will not be realized (See Note 13).

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

NOTE 9 - SEGMENT, GEOGRAPHIC AND SALES INFORMATION

In 1998, the Company adopted Statement of Financial Accounting Standards No. 131 "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). At the time, the Company was organized on a divisional basis by product lines. Each product line was engineered, manufactured and marketed in one of three different operating segments. Certain other costs including administrative, sales, technical support and corporate marketing were not allocated to the segments and were considered corporate costs. During the third quarter of 1999, the Company underwent a restructuring (see Note 11) and as a result collapsed the three separate operating segments into one.

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

The following table details long-lived asset information by geographic area:

                                        Long-lived Assets
                                ---------------------------------
                                January 1,  January 2,  January 3,
                                  2000        1999        1998
                                ---------   ---------   ---------
                                         (In thousands)
United States...............    $18,281     $22,021     $26,308
Scotland....................      3,703       3,429       5,278
Germany.....................      3,132       3,313       4,035
Pacific Rim.................        331         430         522
Other.......................        285         279         445
                                -------     -------     -------
                                $25,732     $29,472     $36,588
                                =======     =======     =======

The following table details revenue by product line:

                                   1999         1998       1997
                                  ------       ------     ------
                                           (In thousands)

Drives                          $100,714      $155,325   $220,330
Libraries                         46,575        56,486     61,641
Media                             67,668        67,113     49,132
Service, spares and other         15,450        19,091     21,679
Sales allowances                  (7,580)      (11,510)   (17,098)
                                 --------     ---------   --------
                                $222,827      $286,505   $335,684
                                ========      ========   ========

The following table summarizes sales to major customers:

                                       Net Sales                    % of Total Net Sales
                               ----------------------------      -------------------------
                                 1999      1998      1997         1999     1998     1997
                               --------  --------  --------      ------  ------   ------
                                      (In thousands)

IBM  .......................   $33,790   $43,405    $56,015      15.2%    15.2%    16.7%
Ingram Micro ...............    29,967    36,138     33,292      13.5     12.6      9.9
Sun Microsystems............    24,400    31,505     44,581      11.0     11.0     13.3



No other customers accounted for 10% or more of sales in any of these periods.

NOTE 10 - QUARTERLY INFOMRATION (UNAUDITED)


(In thousands except per share data)              1999

                                 Q4          Q3             Q2          Q1
                              -------     -------         -------     -------
Net sales .................   $58,617     $53,041        $48,519     $62,650
Gross profit ..............    10,808       7,286          6,319      15,539
Net loss ..................   (11,913)    (17,503)       (55,491)     (3,500)
Basic and diluted
   net loss per share .....     (0.53)      (0.78)         (2.50)      (0.16)


(In thousands except per share data)              1998

                                 Q4          Q3             Q2          Q1
                              -------     -------         -------     -------
Net sales                     $63,196     $72,805        $69,754     $80,750
Gross profit                   13,539      21,166         20,350      23,846
Net income (loss)              (5,285)        338            151       2,029
Basic and diluted
 net income (loss) per share    (0.24)        .02            .01         .09


NOTE 11 - RESTRUCTURINGS

During the third quarter of 1999, management determined that the division of the Company into three operating segments was no longer appropriate due to the amount of overhead required to maintain this structure. The Company incurred $2,446,000 in pretax restructuring charges to combine its three operating segments under common management. These costs included severance, outplacement and benefits for the resulting workforce reduction of approximately 143 employees. All areas of the Company were impacted by the workforce reduction. Approximately $664,000 of these costs were included in cost of sales, $1,453,000 were included in selling, general and administrative costs and

$328,000 were included in research and development costs. Severance and related costs of $2,154,000 were paid in cash during 1999. The remaining severance and related cost accruals are expected to be paid during the first half of 2000.

The following table summarizes the activity related to the 1999 restructuring reserve:

                                                        Severance and Related
                                                        ---------------------
(In thousands)

Restructuring charges ................................         $2,446
Cash payments ........................................         (2,154)
                                                               -------
Balance, January 1, 2000 .............................         $  292
                                                               =======

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

NOTE 12 - CONTINGENCIES

The Company is, from time to time, subjected to certain claims, assertions or litigation by outside parties as part of its ongoing business operations. The outcomes of any such contingencies are not expected to have a material adverse impact on the financial condition or results of the operations of the Company.

The Company has entered into development agreements with Hitachi Corporation for the development of certain M2 and M3 components and manufacture of engineering prototypes. Under these agreements, which are cancelable by either party by giving notice and without cost or penalty, the Company will retain all technology rights for data storage applications. Neither party is obligated to pay royalties. Amounts are expensed based upon the performance of services by Hitachi or receipt of engineering prototypes.

Under these two agreements, the Company had a maximum obligation with regard to development activities of approximately $5,000,000. In addition, the Company purchased prototype parts, as needed. During 1999 and 2000, Exabyte expensed $2,100,000 and $2,900,000, respectively, for development charges and $100,000 and $600,000 for prototype parts under these agreements.

NOTE 13 - SUBSEQUENT EVENTS

LIQUIDITY

Since January 1, 2000, the Company has continued to incur operating losses and for the year ended December 30, 2000 incurred a net loss of $41.3 million. These losses were attributed to continued revenue shortfalls from plan, primarily in drives and media, resulting in a build-up of inventories and creating liquidity constraints on the Company. Further, as of December 30, 2000, the Company had only $7.2 million of remaining borrowing capacity under the $20 million secured line of credit, which expires on May 16, 2003.

As a result of the above, the Company's is currently reassessing it business and investigating various strategic alternatives that would result in increased liquidity. These alternatives may include one or more of the following:

   - sale of all or part of the Company's operating assets, off-balance sheet assets and/or intangibles;

   -  restructuring of current operations;

   -  additional equity infusions;

   -  modification of the existing bank line of credit; or

   -  strategic alliance, acquisition or merger.

The Company has engaged an investment banker to assist in this process and will continue to explore these and other options that would provide additional capital for longer term objectives and operating needs.

The Company cannot assure that it will accomplish such strategic actions or financing actions and if it is unable to do so, it may not be able to achieve its currently contemplated business objectives, or the timing in reaching those objectives may be delayed.

RESTATEMENT

The 1999 consolidated financial statements presented herein have been restated to reflect the recording of a full valuation allowance on deferred tax assets as of January 1, 2000. The Company originally recorded a partial valuation allowance on its deferred tax assets as of July 3, 1999 due to the significant deterioration in operating results incurred in the quarter then ended. Based on a re-evaluation of the situation subsequent to the issuance of the 1999 financial statements, the Company has increased that partial valuation allowance to a full valuation allowance resulting in an increase to income tax expense in the second quarter of 1999 and for the year 1999 of $38,620,000. This restatement had no effect on the Company's net cash flows from operating, investing or financing activities. The 1999 financial statements have been restated as follows:

                                                        1999
                                                        ----
                                         As Originally          Restated
                                             Reported
                                     --------------------   -------------
                                     (In thousands, except per  share data)
Statement of Operations Data:
(Provision) benefit for income taxes .....  $  1,401              $(37,219)
 Net Loss ................................   (49,787)              (88,407)
 Basic and diluted net loss per share ....     (2.24)                (3.97)

Balance Sheet Data:
 Deferred income taxes (current) .........  $  8,136              $     --
 Total current assets ....................   109,680               101,544
 Deferred income taxes (noncurrent) ......    30,484                    --
 Retained earnings .......................    52,511                13,891
 Total stockholders' equity ..............   117,376                78,756

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

Consolidated Financial Statements as of January 1, 2000, January 2, 1999 and for each of the three fiscal years in the period ended January 1, 2000.


                                                                     Page
                                                                     -----
Report of Independent Accountants...............................      45

Consolidated Balance Sheets.....................................      46

Consolidated Statements of Operations...........................      47

Consolidated Statements of Changes in Stockholders' Equity......      48

Consolidated Statements of Cash Flows...........................      49-50

Notes to Consolidated Financial Statements......................      51-67

(a)2.   Financial Statement Schedules

Schedules-Years ended January 1, 2000, January 2, 1999 and January 3, 1998.

  II      Valuation and Qualifying Accounts and Reserves........      72

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

EXABYTE CORPORATION AND SUBSIDIARIES
Schedule II - Valuation and Qualifying Accounts and Reserves
(In thousands)

   Col. A                                   Col. B        Col. C        Col. D         Col. E         Col. F
 ----------                               ----------    ----------    ----------     ----------     ----------
                                           Balance       Charged
                                           at            to            Charged                        Balance
                                           Beginning     Costs         to                             at End
                                           of            and           Other                          of
Description                                Period        Expenses      Accounts       Deduction       Period
------------                              ----------    ----------    ----------     -----------     ----------
Year Ended January 3, 1998:
  Allowance for doubtful accounts.....     $ 1,519        $   310       $    --        $   (813) (1)   $ 1,016

  Reserves for sales programs.........       5,796             --        14,176         (13,242) (2)     6,730

  Inventory valuation reserves........       7,950         21,038            --         (10,120) (3)    18,868
                                           -------        -------       -------        --------        -------
                                           $15,265        $21,348       $14,176        $(24,175)       $26,614
                                           =======        =======       =======        ========        =======
Year Ended January 2, 1999:
  Allowance for doubtful accounts.....     $ 1,016           (713)           --             330  (1)       633

  Reserves for sales programs.........       6,730             --        11,510         (11,043) (2)     7,197

  Inventory valuation reserves........      18,868         (1,752)           --          (8,690) (3)     8,426
                                           -------       --------       -------        --------        -------
                                           $26,614        $(2,465)      $11,510        $(19,403)       $16,256
                                           =======        =======       =======        ========        =======
Year Ended December 1, 2000:
  Allowance for doubtful accounts.....     $   633        $  (430)      $    --        $    442  (1)   $   645

  Reserves for sales programs.........       7,197             --         7,580          (7,567) (2)     7,210

  Inventory valuation reserves........       8,426          3,612            --          (2,469) (3)     9,569

  Deferred tax valuation reserve               --          56,149            --             --          56,149
                                            ------        -------       -------        --------        -------
                                           $16,256        $59,331       $ 7,580        $ (9,415)       $73,573
                                           =======        =======       =======        ========        =======

(1) Accounts written off, net of recoveries.
(2) Net credits issued to customers for sales programs.
(3) Use of inventory reserves against inventory.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Boulder, State of Colorado, on April 26, 2001.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this amendment has been signed by the following persons in the capacities and on the dates indicated.




/s/ William L. Marriner       Chairman of the Board,           April 26, 2001
-----------------------       President and Chief             -----------------
William L. Marriner           Executive Officer
                              (Principal Executive
                              Officer)



/s/ Stephen F. Smith          Vice President, Chief            April 26, 2001
-----------------------       Financial Officer, General      -----------------
Stephen F. Smith              Counsel and Secretary
                              (Principal Financial
                              and Accounting Officer)

/s/ Peter D. Behrendt         Director                         April 26, 2001
-----------------------                                       -----------------
Peter D. Behrendt



/s/ Stephen C. Johnson        Director                         April 26, 2001
-----------------------                                       -----------------
Stephen C. Johnson



/s/ A. Laurence Jones         Director                         April 26, 2001
-----------------------                                       -----------------
A. Laurence Jones


/s/ Thomas E. Pardun          Director                         April 26, 2001
-----------------------                                       -----------------
Thomas E. Pardun



/s/ Ralph Z. Sorenson         Director                         April 26, 2001
-----------------------                                       -----------------
Ralph Z. Sorenson