Form 10-Q/A
period 2000-09-30
EXABYTE CORP /DE/
filed 2001-04-27
CIK 855109

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

Exabyte Corporation is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the period ended September 30, 2000 for the sole purpose of amending portions of the following sections of the Report: Part II: Item 6 (Selected Financial Data), Part II: Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) and Part II: Item 8 (Financial Statements and Supplementary Data). This Amendment restates second quarter 1999 consolidated financial statements to reflect the recording of a full valuation allowance on deferred tax assets, as well as other revisions to address comments received by the SEC Staff in a review of the Company's financial statements. Unless the context expressly indicates otherwise, all parts of the Report, including the portions being amended here, are current as of November 13, 2000, the initial filing date of the Report. Readers are directed to read Exabyte's publicly available reports filed with the Securities and Exchange Commission for periods subsequent to the period covered by this Report for more current information concerning Exabyte.

EXABYTE CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

Page
PART I. FINANCIAL INFORMATION	3-22
Item 1. Financial Statements (Unaudited)	3-11
Consolidated Balance Sheets--September 30, 2000 and January 1, 2000 (Unaudited)	3
Consolidated Statements of Operations--Three and Nine Months Ended September 30, 2000 and October 2, 1999 (Unaudited)	4-5
Consolidated Statements of Cash Flows--Nine Months Ended September 30, 2000 and October 2, 1999 (Unaudited)	6-7
Notes to Consolidated Financial Statements (Unaudited)	8-11
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	12-22
Item 3. Quantitative and Qualitative Disclosures About Market Risk	22
PART II. OTHER INFORMATION	22-47
Item 4. Submissions of Matters to a Vote of Security Holders	22
Item 5. Other Information	24-46
Item 6. Exhibits and Reports on Form 8-K	47

PART I

Item 1. Financial Statements

Exabyte Corporation And Subsidiaries Consolidated Balance Sheets

(Unaudited)
(In thousands, except per share data)

	September 30, 2000 (Restated)	January 1, 2000 (Restated)
ASSETS
Current assets:
Cash and cash equivalents	$ 3,583	$25,610
Short-term investments	90	7,039
Accounts receivable, less allowance for doubtful accounts and reserves for customer returns and credits of $6,567 and $7,855, respectively	37,822	37,163
Inventories, net	33,451	26,805
Other current assets	3,889	4,927
Total current assets	78,835	101,544
Property and equipment, net	22,838	24,708
Other assets	1,534	1,024
	$103,207	$127,276
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 26,962	$ 23,327
Accruals and other liabilities	17,395	13,815
Accrued income taxes	2,216	1,877
Current portion of long-term obligations	2,757	2,931
Total current liabilities	49,330	41,950
Long-term obligations	8,675	6,570
Stockholders' equity:
Preferred stock, $.001 par value; 14,000 shares authorized; no shares issued	--	--
Common stock, $.001 par value; 50,000 shares authorized; 23,084 and 22,886 shares issued, respectively	23	23
Capital in excess of par value Treasury stock, at cost, 455 shares	68,552 (2,742)	67,584 (2,742)
Retained earnings	(20,631)	13,891
Total stockholders' equity	45,202	78,756
	$103,207	$127,276

The accompanying notes are an integral part of the consolidated financial statements.

Exabyte Corporation And Subsidiaries Consolidated Statements Of Operations

(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	September 30, 2000 (Restated)	October 2, 1999
Net sales	$60,100	$53,041
Cost of goods sold	48,892	45,755

Gross profit	11,208	7,286

Operating expenses:
Selling, general and administrative	12,995	15,973
Research and development	9,244	9,658

Loss from operations	(11,031)	(18,345)
Other income (expense), net	(323)	900

Loss before income taxes	(11,354)	(17,445)

Benefit (provision) for income taxes	49	(58)

Net loss	$(11,305)	$(17,503)

Basic and diluted net loss per share	$(0.50)	$(0.78)

Common shares used in the calculation of basic and diluted net loss per share	22,600	22,300

The accompanying notes are an integral part of the consolidated financial statements.

Exabyte Corporation And Subsidiaries Consolidated Statements Of Operations

(Unaudited)
(In thousands, except per share data)

	Nine Months Ended
	September 30, 2000 (Restated)	October 2, 1999 (Restated)
Net sales	$160,990	$164,210
Cost of goods sold	126,283	135,066

Gross profit	34,707	29,144

Operating expenses:
Selling, general and administrative	40,232	43,701
Research and development	28,970	26,132

Loss from operations	(34,495)	(40,689)
Other income, net	115	1,264

Loss before income taxes	(34,380)	(39,425)

Provision for income taxes	(142)	(37,028)

Net loss	$(34,522)	$(76,453)

Basic and diluted net loss per share	$(1.53)	$(3.44)

Common shares used in the calculation of basic and diluted net loss per share	22,520	22,234

The accompanying notes are an integral part of the consolidated financial statements.

Exabyte Corporation And Subsidiaries Consolidated Statements Of Cash Flows

(Unaudited)
(In thousands)

	Nine Months Ended
	September 30, 2000 (Restated)	October 2, 1999 (Restated)

Cash flows from operating activities:
Cash received from customers	$160,687	$171,310
Cash paid to suppliers and employees	(183,492)	(189,236)
Cash paid for restructuring activities	(185)	(1,238)
Interest received	993	2,113
Interest paid	(282)	(380)
Income taxes paid	(239)	(209)
Income tax refund received	1,393	572
Net cash used by operating activities	(21,125)	(17,068)

Cash flows from investing activities:
Purchase of short-term investments	(2,051)	(33,961)
Maturity/sale of short-term investments	9,000	36,302
Capital expenditures	(7,541)	(8,725)
Net cash used by investing activities	(592)	(6,384)

Cash flows from financing activities:
Net proceeds from issuance of common stock	967	356
Principal payments under long-term obligations	(1,277)	(3,820)
Net cash used by financing activities	(310)	(3,464)

Net decrease in cash and cash equivalents	(22,027)	(26,916)
Cash and cash equivalents at beginning of period	25,610	56,571

Cash and cash equivalents at end of period	$ 3,583	$29,655

The accompanying notes are an integral part of the consolidated financial statements.

Exabyte Corporation And Subsidiaries Consolidated Statements Of Cash Flows

(Unaudited)
(In thousands)

	Nine Months Ended
	September 30, 2000 (Restated)	October 2, 1999 (Restated)
Reconciliation of net loss to net cash used by operating activities:
Net loss	$(34,522)	$(76,453)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation, amortization and other	9,927	11,867
Deferred income tax provision (benefit)	--	36,945
Provision for losses and reserves on accounts receivable	3,779	4,939
Non-cash restructuring expense	1,268	145

Change in assets and liabilities:
Accounts receivable	(4,438)	2,474
Inventories, net	(7,525)	2,048
Income tax receivable	956	589
Other current assets	74	1,146
Other assets	(510)	(129)
Accounts payable	3,635	(3,022)
Accrued liabilities	3,579	1,600
Accrued income taxes	339	(144)
Other long-term obligations	2,313	927
Net cash used by operating activities	$(21,125)	$(17,068)

Supplemental schedule of non-cash investing and financing activities:
Capital lease obligations	$933	$ --
Note payable issued to purchase property and equipment	--	2,143

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

Note 2--INVENTORIES

Inventories, net of reserves for excess of quantities and obsolescence, consist of the following:

(In thousands)

	September 30, 2000	January 1, 2000
Raw materials and component parts	$19,926	$15,694
Work-in-process	1,747	1,874
Finished goods	11,778	9,237
	$33,451	$26,805

Note 3--ACCRUED LIABILITIES

Accrued liabilities consist of the following:

(In thousands)

	September 30, 2000	January 1, 2000
Wages and employee benefits	$8,810	$6,083
Warranty and other related costs	2,463	3,536
Other	6,122	4,196
	$17,395	$13,815

Note 4--BASIC AND DILUTED EARNINGS PER SHARE

The calculation of basic and diluted earnings per share ("EPS") is as follows:

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2000	October 2, 1999	September 30, 2000	October 2, 1999
Basic and diluted EPS computation:
Net loss	$(11,305)	$(17,503)	$(34,522)	$(76,453)

Common shares outstanding	22,600	22,300	22,520	22,234

Basic and diluted EPS	$ (0.50)	$ (0.78)	$ (1.53)	$ (3.44)

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

Note 5--RESTRUCTURING

During the third quarter of 2000, the Company incurred $3,899,000 in charges related to a restructuring, which will result in the closure of a wholly-owned subsidiary, Exabyte Magnetics GmbH ("EMG"). This restructuring is part of a plan adopted by the Board of Directors on July 24, 2000, which outsourced a number of manufacturing operations to Hitachi, Ltd. ("Hitachi"). The restructuring decision resulted in: (1) an immediate end to the manufacture of M2™ recording heads by EMG; (2) the planned termination of M2™ scanner manufacturing by EMG by approximately the first quarter of 2001; and (3) the planned shut down of the remaining M1 scanner manufacturing by the middle of 2002. No assets were transferred as a result of the decision to outsource M2™ scanner manufacturing to Hitachi and no technology was transferred. In addition, no write-offs were taken or restructuring charges were incurred in connection with the M2™ scanner outsourcing to Hitachi. There has been no change in the method of accounting from transactions between EMG and the Company and all assets not impacted by the restructuring continue to be depreciated in a consistent manner.

These restructuring charges include employee severance and related costs of $1,613,000, excess facilities costs of $718,000, the write-off of excess inventories of $879,000, the write-off of capital equipment of $389,000 and other costs of $300,000. Workforce reductions involve 93 employees, constituting all employees of EMG. All severance payments for these employees were contractually defined and communicated during the third quarter of 2000.

Of these restructuring costs, $2,713,000 are included in cost of sales and $1,186,000 are included in research and development costs. Approximately $1,268,000 of the costs, which relate to the write-off of excess inventories and capital equipment, do not involve future cash payments. Approximately $185,000 in severance and related costs were paid during the third quarter, and 19 employees were terminated. The fixed asset writedown resulted from a decision to immediately terminate the manufacture of M2™ recording heads, take the underlying assets out of service and hold those assets for sale. Approximately $2,870,000 in accrued liabilities remain at September 30, 2000 for lease payments due on excess facilities, severance and related costs. The Company anticipates future annual savings of approximately $3.4 million related to the restructuring.

The following table summarizes the activity related to this reserve for 2000:

(In thousands)	Severance and Related	Excess Facilities	Inventory Write- Down	Fixed Asset Write Down	Other	Total
Restructuring charges	$1,613	$718	$879	$389	$300	$3,899
Asset write downs	--	--	(879)	--	--	(879)
Gain (loss) on sale of assets	--	--	--	35	--	(35)
Cash payment	(167)	--	--	--	(18)	(185)
Balance, September 30, 2000	$1,446	$718	--	$424	$282	$2,870

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

Severance and related costs of $2,154,000 were paid in cash during 1999. The remaining severance and related cost accruals were paid during the first half of 2000.

The following table summarizes the activity related to the 1999 restructuring reserve for 1999 and 2000:

Severance and Related
(In thousands)
Restructuring charges	$2,446
Cash payments	(2,154)
Balance, January 1, 2000	292
Cash payments	(292)
Balance, September 30, 2000	$--

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

Note 7--INCOME TAXES

As of the second quarter of 1999 the Company recorded a deferred tax valuation allowance equal to 100% of the total deferred tax assets. Management considered a number of factors, including the Company's cumulative operating losses over the prior three years, short-term projected losses due to the impact of delays in the release of the M2™ product as well as certain offsetting positive factors. Management concluded that a valuation allowance was required for 100% of the total deferred tax assets as it is more likely than not that the deferred tax assets will not be realized.

Note 8 -- RESTATEMENT

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

This restatement had no effect on the Company's net cash flows from operating, investing or financing activities. The third quarter 1999 financial statements have been restated as follows:

	As Originally Reported	Restated
	(In thousands, except per share data)
Statement of Operations for the three months ended September 30, 2000:
(Provision) benefit for income taxes	$(1,951)	$49
Net Loss	13,305	(11,305)
Basic and diluted net loss per share	(0.59)	(0.50)

Balance Sheet Data as of September 30, 2000:
Deferred income taxes (current)	6,807	$--
Total current assets	85,642	78,835
Deferred income taxes (non-current)	29,813	--
Retained earnings (deficit)	15,989	(20,631)
Total stockholders' equity	81,822	45,202

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

Overview And Recent Developments

We are a leading provider of information storage products, including tape drive products, automated tape libraries and recording media. Our strategic focus is data backup and archival applications for workstations, midrange computer systems and networks. Computer manufacturers and resellers require a variety of storage products which vary in price, performance, capacity and form-factor characteristics as their needs for reliable data backup and archival storage increase. Our strategy is to offer a number of products to address a broad range of these requirements.

Our tape drive products are based on 8mm and MammothTape™ technologies and our tape library products are based upon 8mm, MammothTape™ , AIT, DLTtape™ and LTO ™ Ultrium™ technologies. We market our products worldwide to original equipment manufacturers ("OEMs") and resellers. We also provide repair services directly to OEMs and to our resellers' customers. OEMs incorporate our products into their own systems. We work closely with our OEMs during early product development stages to help our products readily integrate into the OEM's subsystems. Our reseller customers purchase products to resell to end users.

We have entered into a joint development agreements with Hitachi Digital Media Products Division of Hitachi, Ltd. ("Hitachi") for the development of our future generation M3™ tape drives. On December 20, 1999, we entered into an additional joint development agreement for the development of a scanner for our current generation M2™ product, which at that time had been built exclusively by our wholly owned subsidiary Exabyte Magnetics GmbH ("EMG"). Under these two agreements, we had a maximum obligation with regard to development activities of approximately $5,000,000. In addition, we purchased prototype parts as needed. During 1999 and the first nine months of 2000, we expensed $2,100,000 and $2,900,000, respectively, for development charges and $100,000 and $600,000 for prototype parts under these agreements.

On July 24, 2000, our Board of Directors approved a plan to outsource a number of manufacturing operations to outside vendors. The first transition item is to outsource the manufacture of M2™ scanners from EMG to Hitachi. This transition began in September with receipt of initial shipments from Hitachi and is planned to be completed by the end of the first quarter of 2001. Once the manufacture of M2™ scanners has been fully transitioned to Hitachi, EMG's role will be reduced to the manufacture of Mammoth scanners through the remaining life of that product. During the third quarter, 19 employees were terminated. The number of remaining employees will be reduced to 27 by mid 2001 as a result of these outsourcing efforts.

The second transition is to outsource the manufacture of a portion of the M2™ deck assembly from our manufacturing facility in Boulder, Colorado, to Hitachi. The first phase of this transition also commenced with our initial receipt of shipments from Hitachi in September 2000 and is anticipated to be fully completed by the first quarter of 2001. As a result of the transition completed to date, our Boulder manufacturing operations now perform final assembly, configuration and testing using the Hitachi components. Later phases of this transition may result in outsourcing all aspects of the deck assembly manufacture except final configuration of the M2™ drives. Final negotiations regarding the completed outsourcing are still pending.

A final transition, which began in the third quarter of 2000, involved the outsourcing of manufacturing for our high-volume library products, such as the EZ17™ , 430 and 215 libraries to Shinei Sangyo Corporation ("Shinei Sangyo") in Singapore. This transition is expected to be completed by the end of the second quarter of 2001. There were no asset write-offs or transfers of technology with regard to this outsourcing.

We believe that the effect of these transitions will be the conversion of our fixed cost model, in a tight labor market, to a more variable and scalable cost model. Certain risks associated with these transitions are discussed under Item 5 of this 10-Q report.

Results Of Operations

The following table sets forth our operating results as a percentage of sales for each period presented.

	Three Months Ended		Nine Months Ended
	September 30, 2000	October 2, 1999	September 30, 2000	October 2, 1999

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	81.4	86.3	78.4	82.3

Gross profit	18.6	13.7	21.6	17.7
Operating expenses:
Selling, general and administrative	21.6	30.1	25.0	26.6
Research and development	15.4	18.2	18.0	15.9

Loss from operations	(18.4)	(34.6)	(21.4)	(24.8)
Other income (expense), net	(0.5)	1.7	0.0	0.8

Loss before income taxes	(18.9)	(32.9)	(21.4)	(24.0)
(Provision for) benefit from income taxes	0.1	(0.1)	--	(22.6)

Net loss	(18.8)%	(33.0)%	(21.4)%	(46.6)%

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

Offsetting the positive margin impacts of M2™ drives and libraries in the third quarter of 2000 was:

     -    Component shortages early in the third quarter of which resulted in lower manufacturing volumes and thus, higher overall production costs

     -    Transition costs related to outsourcing the manufacture of M2™ drives and scanners to Hitachi and transitioning the manufacture of certain library products to Shinei Sangyo

     -    Costs associated with bringing our service repair business back in-house from a third party.

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

Other Income (Expense), Net

Other income (expense), net consists primarily of interest income and expenses, foreign currency re-measurement and transaction gains and losses and other miscellaneous items. Other expense for the third quarter of 2000 was $323,000 compared to income of $900,000 for the same period in 1999. Other income for the first nine months of 2000 was $115,000 compared to $1.3 million for the same period in 1999. Both the quarter and year-to-date periods were impacted by unfavorable changes in re-measurement and transaction gains and losses and decreased interest income due to lower invested cash balances. These unfavorable changes were offset in the nine month periods by the recovery during the second quarter of 2000 of a previously written-off note receivable of $450,000.

Taxes

The benefit for income taxes for the third quarter of 2000 was 0.4% of loss before taxes compared to a provision for income taxes of 0.3% for the same period in 1999. The provision for income taxes for the first nine months of 2000 was 0.4% of loss before taxes compared to a provision of 93.9% for the same period in 1999. As of the second quarter of 1999 the Company recorded a deferred tax valuation allowance equal to 100% of total deferred tax assets. Management considered a number of factors, including the Company's cumulative operating losses over the prior three years, short-term projected losses due to the impact of delays in the release of the M2™ product as well as certain offsetting positive factors. Management concluded that a valuation allowance was required for 100% of the total deferred tax assets as it is more likely than not that the deferred tax assets will not be realized. For additional information, see Note 8 of Notes to Consolidated Financial Statements.

Liquidity And Capital Resources

During the first six months of 2000, we expended $21.1 million of cash for operating activities, expended $7.5 million for capital equipment, expended $1.3 million on long-term obligations and received $967,000 from the sale of common stock to Company employees. Together, these activities decreased our cash and short-term investments by $28.9 million to a quarter-ending balance of $3.7 million. Our working capital decreased to $29.5 million at September 30, 2000 from $59.6 million at January 1, 2000.

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

Restructuring Charges

During the third quarter of 2000, we incurred $3.9 million in charges related to a restructuring, which will ultimately result in the closure of our wholly owned subsidiary, EMG. This restructuring is part of a plan adopted by our Board of Directors on July 24, 2000, which outsourced a number of manufacturing operations to Hitachi in order to reduce our cost structure. The restructuring decision resulted in: (1) an immediate end to the manufacture of M2™ recording heads by EMG; (2) the planned termination of M2™ scanner manufacturing by EMG by approximately the first quarter of 2001; and (3) the planned shut down of the remaining M1™ scanner manufacturing by the middle of 2002. No assets were transferred as a result of the decision to outsource M2™ scanner manufacturing to Hitachi and no technology was transferred. In addition, no write-offs were taken or restructuring charges were incurred in connection with the M2™ scanner outsourcing to Hitachi. There has been no change in the method of accounting for transactions between EMG and the Company and all assets not impacted by the restructuring continue to be depreciated in a consistent manner.

These restructuring charges include employee severance and related costs of $1.6 million, excess facilities costs of $718,000, the write-off of excess inventories of $879,000, the write-off of capital equipment of $389,000 and other costs of $300,000. Workforce reductions involve 93 employees, constituting all employees of EMG. All severance payments for these employees were contractually defined, fixed and communicated during the third quarter of 2000.

Of these restructuring costs, $2.7 million are included in cost of sales and $1.2 million are included in research and development costs. Approximately $1.3 million of the total restructuring costs, which relate to the write-off of excess inventories and capital equipment, do not involve future cash payments.

Approximately $167,000 in severance and related costs and $18,000 of other costs were paid during the third quarter of 2000. Employment at EMG was reduced by nineteen employees. The fixed asset writedown resulted from a decision to immediately terminate the manufacture of M2™ recording heads, take the underlying assets out of service and hold those assets for sale. Approximately $2.8 million in accrued liabilities remain at September 30, 2000 for lease payments due on excess facilities, severance and related costs.

We anticipate future annual savings of approximately $3.4 million related to this restructuring. We further anticipate that most of the remaining amounts owed will be paid by the middle of 2002.

The following table summarizes our restructuring reserve activity for the third quarter of 2000:

(In thousands)	Severance and Related	Excess Facilities	Inventory Write- Down	Fixed Asset Write Down	Other	Total
Restructuring charges	$1,613	$718	$879	$389	$300	$3,899
Asset write downs	--	--	(879)	--	--	(879)
Gain (loss) on sale of assets	--	--	--	35	--	(35)
Cash payment	(167)	--	--	--	(18)	(185)
Balance, September 30, 2000	$1,446	$718	--	$424	$282	$2,870

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

The following table summarizes the activity related to the 1999 restructuring reserve:

(In thousands)

Severance and Related

Restructuring charges	$2,446
Cash payments	(2,154)
Balance, January 1, 2000	292
Cash payments	(292)
Balance, September 30, 2000	$--

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

We are engaging a third party manufacturer, Shinei Sangyo Corporation ("Shinei Sangyo") to manufacture part or all of our library products. There are risks associated with outsourcing the development and manufacture of products or components. Many of these risks are highlighted below.

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

We depend on a continuous supply of AME (Advanced Metal Evaporative) media to use with our products. We cannot sell our products, or grow our product lines without a sufficient supply of AME media. Currently, we source AME media from three suppliers :

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
____
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

We are currently transferring portions of our manufacturing process to Hitachi and Shinei Sangyo. We plan to complete the transfer by July 2001. We successfully outsourced the manufacturing of our first tape drive products (the 8200 and 8500 series) to Sony. While we were successful with that outsourcing effort, we may be unsuccessful with our current outsourcing effort. For example, we were unsuccessful last year when we outsourced our worldwide repair services to Magnetic Data Technologies, LLC and have now brought that service function back in-house.

Transferring our manufacturing to a third party takes many months and involves moving large quantities of precision equipment and extensively training employees. Due to the time and expenses involved, and the inability to easily move the manufacturing to another party, we heavily depend on the third party manufacturer for our products. If Hitachi or Shinei Sangyo cannot meet our product demand, our results of operations would be harmed. If Hitachi or Shinei Sangyo cannot or will not implement product changes on a timely basis, we would be unable to fill customer orders. This would materially and adversely affect our results of operations. Our dependence on third party manufacturers can also adversely affect our ability to negotiate the terms of our future business relationships with these parties.

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

When we complete the manufacturing transfer to Shinei Sangyo, they will manufacture some of our tape libraries, making them our sole source manufacturer for these libraries. The same risks we incur with Hitachi (set out above) apply to our sole-source manufacturing relationship with Shinei Sangyo.

During the transition period, we must maintain manufacturing capability at our Boulder, Colorado facilities, the Hitachi facilities in Japan and the Shinei Sangyo facilities in Singapore. There are several factors that would increase our expenses during the transition period, including:

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

CreekPath anticipates significant consolidation of the SSP market in the near future. The corresponding pressure to decrease the fees for its services could adversely affect its revenues and its gross margin if it outpaces cost reductions. CreekPath expects that the capital costs associated with its data storage services will decline over time as a result of factors such as:

     -     technological advances in:

          =     storage hardware;

          =     storage software;

          =     storage network management software; and

          =     data transmission media and protocols.

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

     -     expenditures for new products and products under development; and

     -     other capital expenditures.

We believe that our existing cash balances, internally generated funds, and our bank line of credit can fund our working capital and cash requirements during the next 12 months. This belief depends on:

     -     quarter-to-quarter growth in revenues;

     -     return to profitability in the first half of 2001;

     -     satisfactory payment terms with vendors and customers; and

     -     effectively managing inventory levels.

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

We and CreekPath implement measures to protect our proprietary rights. We and CreekPath intend to defend ourselves against infringement claims. However, protecting these rights is sometimes difficult. Some foreign laws may not fully protect these rights .

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