Form 10-K405
period 2000-12-30
EXABYTE CORP /DE/
filed 2001-04-27
CIK 855109

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 30, 2000 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________________ to ___________________________.

Commission File Number: 0-18033
EXABYTE CORPORATION
(Exact name of registrant as specified in its charter)
Delaware	84-0988566
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1685 38th Street, Boulder, Colorado	80301
(Address of principal executive offices)	(Zip Code)
(Registrant's Telephone Number, including area code)	(303) 442-4333

Securities registered pursuant to Section 12(b) of the Act:
(Title of each class)	(Name of each exchange on which registered)
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.001 Par Value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.     Yes     [X]          No     [ ]

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of March 26, 2001 was $29,848,706 based on the closing sale price on such date(a). The aggregate number of shares of common stock outstanding on March 26, 2001 was 14,924,353.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

PART I

Item 1.

INFORMATION REGARDING OUR BUSINESS

Description of Exabyte

Exabyte Corporation designs, manufactures and markets a full range of 8mm and MammothTape™ tape drives and automated tape libraries as well as DLTtape™, LTO™ Ultrium™ and AIT automated tape libraries. We also provide our own brand of recording media and provide worldwide service and customer support to our customers and end users. We were incorporated in June 1985 under the laws of the State of Delaware.

We focus on the information storage and retrieval tape drive and library market for workstations, midrange computer systems and networks, primarily for data backup and archival applications. Computer manufacturers and resellers require a variety of storage products which vary in price, performance, capacity and form-factor characteristics as their needs for data backup and archival storage increase. Additionally, end users require reliable data backup and archival applications. We currently attempt to offer a number of products to address a broad range of these requirements.

Historically, we focused our business on our tape drive products. During 2000, the sale of automated tape libraries became an increasingly significant portion of our business. As a result, our growth strategy is currently focused upon our becoming a more significant participant in the growing tape library market. We believe that our future success is dependent upon our ability to successfully develop and sell library products, that incorporate not only our own tape drives but also tape drives supplied by others.

Information regarding the forward-looking statements contained in this filing.

In addition to the historical information contained in this document, the following discussion contains forward-looking statements that involve future risks and uncertainties. We may achieve different results than those anticipated in these forward-looking statements. The actual results that we achieve may differ materially from any forward-looking statements due to such risks and uncertainties. Words such as "believes," "anticipates," "expects," "intends," "plans" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section below entitled "Risk Factors."

Recent Developments

Due to ongoing operating losses and resulting liquidity restraints, we are currently reassessing our business and investigating various strategic alternatives that would result in increased liquidity. These alternatives may include one or more of the following:

     -     sale of all or part of our operating and off-balance sheet assets;

     -     restructuring of current operations;

     -     additional equity infusions; or

     -     strategic alliance, acquisition or merger.

We have engaged an investment banker to assist in this process and will continue to explore these and other options that would provide additional capital for our objectives and operating needs. Should we be unsuccessful in achieving one or more of these actions, it is possible that we may be unable to achieve our currently contemplated business objectives or establish enough funds to support our operations, which could effect our ability to continue as a going concern. Also, as a result, the report of our independent accountants on our consolidated financial statements contains an explanatory paragraph related to this matter. See "Risk Factors - 2. We Need Additional Funding to Support Our Operations."

On April 12, 2001, the Company entered into an agreement with a private investor, whereby the Company agreed to issue 1,500,000 shares of Series G Preferred Stock to the investor for total proceeds of $3,000,000. The preferred stock is convertible, at the option of the holder, into a number of shares of common stock equal to the original issue price of the preferred, $2.00, divided by $2.40. The dividends accrue at a rate of 9% per annum and are compounded if not paid. Dividends must be paid in cash, except that they may be paid in shares of Common Stock, at a price of $2.00 per share, if we are prohibited from paying cash dividends under any agreement in place as of April 16, 2001. Our bank line of credit agreement with Congress Financial Corporation currently prohibits the payment of cash dividends. See Note 14 of Notes to Consolidated Financial Statements.

Information Regarding Our Products And Services

We market our products exclusively through resellers and original equipment manufacturer ("OEM") partners around the world. Our products address the need for reliable, high-performance data storage in the fastest growing segments of the computer industry - NT, UNIX and Linux application and database servers.

We concentrate on the midrange application and database server market, manufacturing tape backup and network storage solutions for small, medium and large businesses. We provide cost-effective solutions incorporating a range of technologies, including MammothTape™, 8mm, DLTtape™, AIT and LTO™ Ultrium™.

Throughout the past decade, our products have found widespread use in attended and unattended network backup, automated storage management, near-online storage, archiving, data collection, software distribution and interchange.

We cannot assure that any of the current or announced products or services listed below will be successfully developed, made commercially available on a timely basis or achieve market acceptance. We encounter a number of risks in producing and selling our products and services. See Risk Factor sections 3.3, 3.4, 3.5, 3.6 and 3.15 below.

Automated Tape Library Products

General information regarding our tape drive libraries.

We design, develop, manufacture, sell and support automated data storage libraries. These libraries incorporate one or more tape drives and multiple media cartridges to provide much higher data capacities than using a single drive and, with more than one drive, higher data transfer rates. For example, we offer one library that holds up to ten of our tape drives and two hundred media cartridges, which offers a compressed transfer rate of 1 terabyte per hour and a compressed data capacity of 30 terabytes.

We began the library part of our business in the early 1990's when we introduced library products incorporating our own tape drives. We later produced libraries incorporating competitors' tape drives, primarily Quantum's DLT tape drives. We now offer library products also incorporating DLTtape™, LTO™ Ultrium™ and AIT tape drives. See Risk Factor section 3.1 below.

We believe that one of our competitive advantages lies with the physical dimensions of our tape drives and media cartridges. They are smaller than some of our competitors' drives. This smaller size means we can place more drives and media cartridges in the same library size. For example, the same library described above which holds ten of our drives and two hundred media cartridges is also offered in a DLTtape™ version, which holds only six DLTtape™ drives and ninety media cartridges.

We are engaging a third party manufacturer, Singapore Shinei Sangyo Corporation ("Shinei Sangyo") to manufacture part or all of our library products. There are risks associated with outsourcing the development and manufacture of products or components. See Risk Factor Sections 3.13, 3.16, 3.17, 3.18 and 3.32 below.

Automated library specifications

We engineer our libraries to work with multiple tape drive technologies. This flexibility allows us to quickly address changing market conditions and respond to requests from our customers for automation solutions involving different tape technologies. The current Exabyte library family includes MammothTape™, DLTtape™, LTO™ Ultrium™ and AIT technologies.

We design our libraries to be scalable, allowing us to develop different sized libraries based on the same model, with room inside each box for expansion. This capability enables our designs to accommodate increases in customers' data storage needs and allows our end users to protect their library investment.

We engineer our library products to satisfy the reliability, service-ability and management requirements of storage networking. They combine the reliability of Exabyte robotics with features such as optional Ethernet ports, hot-pluggable tape drive carriers designed to be serviced during library operation, optional bar code scanners and removable magazines.

Sales of library products, including end-of-life, represented the following percentages of net revenues, excluding sales allowances:

Year	% of Revenue
2000	33%
1999	21%
1998	20%

All data capacities and transfer rates indicated for the products listed below are compressed and assume a compression ratio of two-to-one unless stated otherwise. Actual compression will vary depending on the nature of the data and the drive and media quality.

The following table sets forth specific information about our automated tape library products. Capacity and transfer rates reported assume each library is running at full capacity, as indicated in the column heading, "Full Capacity."

MammothTape™ Libraries:
Library	Full Capacity	Capacity*	Transfer Rate*
X200	10 M2™ drives and 200 media cartridges	30TB	1TB/hour
X80	8 M2™ drives and 80 media cartridges	12TB	864GB/hour
430M	4 M2™ drives and 30 media cartridges	4TB	432GB/hour
215M	2 M2™ drives and 15 media cartridges	2TB	216GB/hour
EZ17	1 M2™ drive and 7 media cartridges	1TB	108GB/hour

DLTtape™ Libraries:
Library	Full Capacity	Capacity*	Transfer Rate*
690D	6 DLT7000 drives and 90 media cartridges	6TB	216GB/hour
230D	2 DLT7000 drives and 30 media cartridges	2TB	72GB/hour
17D	1 DLT7000 drive and 7 media cartridges	490GB	36GB/hour

LTO™ Ultrium™ Libraries:
Library	Full Capacity	Capacity*	Transfer Rate*
110L	1 drive and 10 media cartridges	2.5TB	144GB/hour

*Data capacities and transfer rates for M2™ assume a compression ratio of two-and-a-half-to-one, while data capacity and transfer rate compression for the other technologies assume compression ratios consistent with those technologies. All data capacities and transfer rates are subject to change.

Important Library Features

NetStorM™, our network storage management initiative provides reliable, high-performance data solutions for our library products. Our library monitor provides Fibre Channel connectivity and Internet-enabled, Java-based out-of-band device management. The library monitor offers certified interoperability and end-to-end storage management capabilities, relying on compatibility with leading Internet and storage service providers including CreekPath Systems, Inc., Computer Associates, Veritas, and Hewlett-Packard to deliver management functions.

Tape Drive Products

General information regarding our tape drives.

We originally focused our business on producing tape drives to back up or archive computer data. Our tape drives were modified versions of the video camcorder mechanisms produced by Sony Corporation. We produced the electronics that allowed these devices to store data rather than video pictures. Our manufacturing process was simple. We would install our electronic boards into the modified consumer tape decks and test the product. We succeeded because we modified and enhanced a mass-produced video deck and engaged in little manufacturing. This allowed us to produce a lower-cost product with ten times more data capacity than any other data storage technology available at that time.

In the early 1990's, we determined that our market required a more rugged deck mechanism that was designed for heavy commercial use rather than occasional consumer use. As a result, we began designing our own tape deck mechanism, anticipating that we would manufacture the mechanism ourselves. We offered this drive (called Mammoth) for sale in 1995. We invested heavily in designing, developing and manufacturing the drives. This investment included acquiring our German subsidiary, Exabyte Magnetics GmbH ("EMG"), to supply a key component of our product. During this time we became much more vertically integrated and developed a more expensive infrastructure.

During this research and development stage, our business was hurt by two factors: Quantum Corporation's competitive technological developments and a late introduction of our Mammoth tape drive. Quantum introduced a competitive tape drive using different tape technology, referred to as DLT. The DLT tape drive provided data capacities and data transfer rates that exceeded those of our original tape drive products. We also introduced our Mammoth tape drive in late 1995, over a year later than our anticipated introduction. At the time of introduction, Mammoth was only marginally competitive against the DLT products. As a result, we lost a significant amount of market share and felt significant pricing pressure at the same time as we funded our manufacturing and other infrastructures. This combination of decreasing revenues and increasing fixed costs resulted in significant operating losses.

Despite the competitive factors faced by our original Mammoth tape drive, we continued in the tape drive business believing that our Mammoth technology represented an entire platform of products (called "MammothTape™") rather than a single product. We began developing the first follow-on product for the MammothTape™ platform. This product, known as M2™, was introduced in late 1999. See Risk Factor sections 3.3, 3.5 and 3.6 below.

In an effort to reduce our fixed operating costs we have engaged third party partners to assist us in designing, developing and manufacturing some of our products. The most significant partner is Hitachi Digital Media Products Division of Hitachi, Ltd. ("Hitachi"). Our history with Hitachi goes back many years. They have supplied us with the drive mechanism for our Eliant™820 tape drive since 1996. More recently we engaged Hitachi to jointly develop our M3™ tape drive, the follow-on product to our M2™ tape drive. Hitachi is also beginning to manufacture our current tape drives and some of the components, such as the scanner mechanism for our M2™ drive. Previously, EMG exclusively produced the scanner for us, but we are phasing out that operation because of Hitachi's new scanner supplier role. We further expect that Hitachi will jointly develop and manufacture most, if not all, of our future tape drive products. There are many risks associated with outsourcing the development and manufacture of products or product components. Many of these risks are highlighted in the Risk Factor section below, Risk Factor sections 3.13, 3.16, 3.17, 3.18 and 3.32.

Tape drive specifications

The primary factors distinguishing our tape drive products from one another are data capacity and transfer rate. Data capacity refers to the total amount of data that can be stored on a single media cartridge. Transfer rate refers to the speed at which data may be transferred to or from the tape drive.

Our tape drives offer data capacities ranging from 14GB to 150GB and transfer rates ranging from 2MB per second to 30MB per second. All data capacities and transfer rates indicated for the products listed below are compressed and assume a compression ratio of two-to-one unless stated otherwise. Actual compression will vary depending on the nature of the data and the drive and media quality.

Sales of tape drive products, including end-of-life, represented the following percentages of net revenue, excluding sales allowances:

Year	% of Revenue
2000	38%
1999	45%
1998	54%

The following table sets forth specific information about each of our tape drives:

Drive	Capacity*	Transfer Rate*
MammothTape™Technology:
M2™	150GB	30MB/sec
Mammoth	40GB	6MB/sec
Mammoth-LT	28GB	4MB/sec
8mm Technology:
Eliant™820	14GB	2MB/sec

*Data capacities and transfer rates for the Mammoth, Mammoth-LT and Eliant™ 820 tape drives assume a compression ratio of two-to-one, while M2™ assumes a compression ratio of two-and-a-half-to-one.

Future Tape Drive Products

Mammoth-3

We are currently developing our Mammoth-3 ("M3™") tape drive in conjunction with Hitachi. We anticipate that this drive will feature a compressed data capacity of approximately 250GB and a compressed transfer rate of 45MB per second (assuming a compression ratio of two-and-a-half-to-one, although actual compression may vary depending on the nature of the data and the drive and media quality). M3™ is designed to be backward compatible with the Mammoth-Tape™ product line. See Risk Factor Section 3.6 below. Worldwide shipment of M3™ to customers is expected to begin at the end of 2001.

We cannot assure that this or any other announced product or unannounced product in development will be successfully developed, made commercially available on a timely basis or achieve market acceptance. See Risk Factor sections 3.9, 3.10, and 3.11 below.

Media Products

We provide various types of media cartridges, as well as cleaning cartridges and data cartridge holders, for our tape drive products. The high-quality media, produced by multiple third parties, is available in different lengths to handle various data storage requirements.

Sales of media and media related products represented the following percentages of net revenue, excluding sales allowances:

Year	% of Revenue
2000	25%
1999	30%
1998	23%

To the extent our media sales decline and are not replaced with additional revenue from our other products or services, our financial results, including our gross margin and revenues, may be adversely affected.

We depend on a continuous supply of Advanced Metal Evaporative ("AME") media in order to grow sales of our current and future MammothTape™ drives. There are several risks associated with dependence on this type of media, including having to delay or cancel product shipments if the media is not received on a timely basis or at an acceptable quality level. See Risk Factor sections 3.2 and 3.4 below.

AME with SmartClean™

AME media with SmartClean™ technology is only available for use with M2™ tape drives and includes a section of cleaning tape at the beginning of each data cartridge. We specifically designed this cleaning tape to remove chemical films that can build up on recording heads. These films are caused by organic compounds and cannot be removed by other cleaning methods. The M2™ drive keeps statistics on its own operation and activates the SmartClean™ technology only when the drive needs cleaning. With normal use, extra cleaning cartridges are not needed.

AME Media

Formulated specifically for our MammothTape™ tape drives, AME tape offers expanded recording capacity and low abrasivity, which reduces mechanical wear. AME magnetic material is vertically aligned. This unique orientation and the absence of binder components on the media gives AME higher capacity and superior signal strength. AME's specially formulated backcoating dramatically reduces the buildup of static electricity and debris, greatly reducing the chance of read/write errors.

MP Media

Exatape 8mm data-grade metal particle, or MP, media is designed to optimize drive performance and increases data integrity. Exatape is laboratory certified and is the only media recommended for use in Exabyte Eliant™820 tape drives and libraries.

Service, Spares and Support Offerings

We offer a full range of warranty and post-warranty support services for our library, tape drive, and media products. We deliver these services through a worldwide network of service centers and authorized service providers and support our OEM and reseller customers, as well as end users, in the deployment, operation and maintenance of our products. We also sell spare parts to OEMs and end users.

Revenue from services, spares and support programs represented the following percentages of net revenue:

Year	% of Revenue
2000	7%
1999	7%
1998	7%

CreekPath Systems, Inc.

In December 1999, we formed a wholly-owned subsidiary, CreekPath Systems, Inc. ("CreekPath"), to leverage our investments and expertise in SANs, Fibre Channel and Java-based software for storage resource management. CreekPath's operations throughout 2000 were limited to development of a business plan, obtaining third-party funding and development of products and services designed to create a data storage business to serve the needs of third-party internet companies. In December 2000 and January 2001, CreekPath completed a $17 million convertible preferred stock financing. As a result of that financing, we will no longer consolidate its financial results into our financial statements. See Note 13 of Notes to Consolidated Financial Statements. In addition, we maintain a representative on CreekPath's board of directors. Please refer to "Risk Factors - We may lose our entire investment in CreekPath" below for a discussion of certain risks associated with our investment in CreekPath.

Information Regarding Our Customers and How We Market Our Products

We market our products worldwide through OEMs and resellers, and provide services directly to OEMs and to our reseller customers' consumers. We usually sell our new products initially to resellers who are quicker to evaluate, integrate, and adopt new technology. OEM sales generally increase (relative to reseller sales) as the new product successfully completes the necessary qualification process. For a description of the risks associated with our customers and customer dependence, see Risk Factor sections 3.5, 3.8, 3.12, 3.18 and 3.20 below.

OEM Customers

OEM customers incorporate our products as part of their own systems, which they then sell to their customers under their own brand name. We work closely with our OEM customers during early product development stages to help ensure our products will readily integrate into the OEM's systems.

The sales cycle for an OEM typically covers many months. During this time, the OEM may:

     -     evaluate the technology;

     -     qualify the product specifications;

     -     verify our compliance with product specifications;

     -     integrate the product into its system; and

     -     publicly announce the integration. This step typically occurs toward the end of the sales cycle before volume shipments of our products are made to the OEM.

Product sales to OEMs represented the following percentages of net revenue:

Year	% of Revenue
2000	28%
1999	38%
1998	46%

Reseller Customers

Our reseller channel customers purchase products for resale and they may provide services to their customers , such as:

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

Even though we have no obligation, we support some reseller channel customers by providing marketing and technical support directly to them or their consumers. As a result, we may incur certain additional costs for these sales. Other costs and risks associated with our reseller channel customers may include:

     -     inventory price protections;

     -     stock rotation obligations;

     -     short term marketing promotions; and

     -     customer and consumer rebates.

The reseller business is also characterized by relatively short order lead times which limit our ability to forecast sales to these customers. See Risk Factor section 3.20 below.

Sales to resellers represented the following percentages of net revenue:

Year	% of Revenue
2000	67%
1999	58%
1998	50%

International Customers

We market our products overseas directly to international OEMs and resellers. We also serve OEMs and end users through our international resellers. International resellers, which have rights to sell our products in a country or group of countries, serve each of our international markets. In addition, many of our domestic customers ship a significant portion of our products to their overseas customers.

Direct international sales accounted for the following percentages of net revenue:

Year	% of Revenue
2000	29%
1999	34%
1998	30%

(See Note 9 of Notes to Consolidated Financial Statements.)

Currently, a very small percentage of our international sales are denominated in foreign currencies and are affected by foreign exchange rate fluctuations. In addition, changes in the foreign exchange rates or the euro conversion may adversely affect the volume of sales denominated in U.S. dollars to overseas customers. Our sales are also subject to risks common to export activities, including government regulation or seizure of property, tariffs, and import restrictions. For a description of these and other risks associated with international sales, see Risk Factor section 3.33 below.

Principal Customers

A partial list of our OEM and reseller customers includes Arrow North American Computer Products, Bull S.A., Fujitsu Siemens Computers, IBM, Ingram Micro, NCR, Sun Microsystems and Tech Data. We have several customers whose sales account for 10% or more of our net revenue. The chart below sets forth the percentages of sales for customers that exceeded 10% of annual sales over the past three years:

	2000	1999	1998
Ingram Micro	19%	14%	13%
Tech Data	13%	9%	7%
IBM	11%	15%	15%
Sun Microsystems	8%	11%	11%

Losing a key customer, or a reduction in sales to a key customer would materially and adversely effect our results of operations. For a description of these and other risks associated with our customers and customer dependence. See Risk Factor section 3.20 below.

Information Regarding Our Competition

The data storage market is extremely competitive and subject to rapid technological change. We believe that competition in the data storage market will continue to increase, particularly because manufacturers of all types of storage technologies compete for a limited number of customers. We also believe that our customers consider the following main competitive factors:

     -     storage capacity;

     -     data transfer rate;

     -     price/performance;

     -     innovation;

     -     product quality and reliability;

     -     timing of new product introductions;

     -     volume availability;

     -     customer support; and

     -     the company's financial strength.

Many companies engage in researching, developing and commercially-organizing data storage products (including computer manufacturers, such as IBM and Hewlett-Packard, which incorporate their own storage products into their systems). Many of our current and potential competitors have significantly greater financial, technical, and marketing resources than us. We cannot assure that they will not devote those resources to the aggressive marketing of helical scan, mini cartridge, half-inch cartridge, optical or other storage product technologies. Future developments of tape and optical technologies, as well as new forms of storage technologies, could create additional, significant competition. Other risks include loss of market share, timing to market, price erosion and pricing pressure. For a description of these and other risks associated with our competition, see Risk Factor sections 3.9, 3.10, 3.12, 3.14 and 3.19, below.

Our library products face competition from companies such as Advanced Digital Information Corporation ("ADIC"), Quantum Corporation/ATL, Overland Data, and QualStar. Further, our M2™ tape drive faces significant competition from current and announced tape drive products manufactured by Quantum, Sony and the LTO™ Consortium.

There are several companies which offer competitive media products. Our service programs compete with those offered by independent service providers.

Information Regarding Our Manufacturing Processes and Partners

As stated above, we are currently attempting to outsource much of our manufacturing process. However, until our outsourcing efforts are complete, we continue to manufacture part or complete units of our tape drive and library products in our Boulder, Colorado headquarters. We currently employ just-in-time manufacturing techniques emphasizing flexibility and continuous product flow. These techniques depend on uninterrupted access to high-quality, competitively priced components in required volumes.

We manufacture a mechanical deck mechanism for our MammothTape™ tape drive products. Production of these deck assemblies requires a more complex manufacturing process than we had previously undertaken. Difficulties in manufacturing this deck assembly caused production constraints in the past. There can be no assurance that such problems will not occur again in the future. For a description of the risks associated with the production of our MammothTape™ product line, see Risk Factors 3.3, 3.5, 3.6, 3.13 and 3.15 below.

Sole-source Suppliers

We have a large number of sole-source suppliers of components necessary for manufacturing our products. We have executed master purchase agreements with some of our sole-source suppliers and conduct business with the rest of our suppliers on a purchase order basis. Reliance on sole-source suppliers can result in possible shortages of key components and reduced control over delivery schedules, manufacturing yields, quality and costs. Any inability of our sole source suppliers to meet our supply requirements, would effect our ability to fill orders and would harm our results of operations. See Risk Factors sections 3.15, 3.16, 3.18 below.

Further, we obtain many components from suppliers located outside the U.S. See Risk Factor section 3.32 below. We obtain key materials and components necessary for manufacturing our products from a number of third-party suppliers, including Hitachi. Many of these key components are made to our specifications and are acquired from sole sources. See Risk Factor sections 3.15, 3.16 and 3.18 below.

The following table identifies some of the key components for our products and the sole-source supplier supplying the components:

Component	Supplier(s)
8mm tape decks	Hitachi
Reel Motor	Kumagaya
Cartridge Loader	Yano
Misc. Deck Components	Kenseisha

For a description of the risks associated with manufacturing, see Risk Factor sections 3.3, 3.13 and 3.17 below. For a description of these and other risks associated with our suppliers, see Risk Factor sections 3.4, 3.15, 3.16, 3.18 and 3.32 below.

Hitachi

We recently entered into a joint development agreement with Hitachi for the development of our future M3™ tape drive. The development and introduction of M3™ depends heavily upon the success of this joint development relationship. In 1999 we entered into a joint development agreement with Hitachi for the development of a scanner for our M2™ tape drive.

Both agreements provide that we will retain ownership rights to any jointly developed product under the agreements. However, the agreements further provide that Hitachi would have the right to license the technology, royalty-free, from us for any non-data storage purpose. Additionally, both agreements provide that either part may terminate the agreement for any reason upon written notice.

We cannot assure that the joint development agreements will be successful or that any component developed under these agreements will meet our specifications or be developed at a cost acceptable to us. This may cause the production of our tape drives to be significantly delayed or even terminated, which would materially and adversely harm our competitive position and our results of operations. See Risk Factor sections 3.4, 3.13, 3.15, 3.16, 3.18 and 3.32 below.

Hitachi also supplies the tape deck components for our Eliant™820 tape drives under an agreement entered into in 1996. This agreement will expire on December 11, 2001. While the purchase agreement contains certain restrictions regarding Hitachi's ability to sell these tape decks or customized parts to third parties, such limitations do not prevent Hitachi from individually developing and selling similar components to third parties or incorporating such components into its own competitive products.

We cannot assure that Hitachi will continue to supply decks or other components, or that they will continue to be available at current supply levels or prices. Our inability to obtain decks or components at a commercially reasonable cost would cause a significant delay or even termination of the production of some of our tape drive products, and would materially and adversely harm our competitive position and our results of operations.

For a description of these and other risks associated with Hitachi or our other suppliers, see Risk Factor sections 3.4, 3.13, 3.15, 3.16, 3.18 and 3.32 below.

Information Regarding Our Research And Development Efforts

The tape storage market is highly competitive and subject to rapid technological changes. We currently expect competition to increase. We focus our research and development efforts primarily on developing new products with improved price performance and enhancing our current products. We experience numerous risks associated with our research and development efforts. Our research and development expenses were approximately $36.5 million, $35.7 million, and $29.9 million in 2000, 1999 and 1998, respectively.

Information Regarding Our Patents And Proprietary Information

We rely on a combination of patents, copyright and trade secret protections, non-disclosure agreements, and licensing arrangements to establish and protect our proprietary rights. As of March 1, 2001, we held a total of 76 patents in the United States, of which, 5 were issued in 2000, all relating to technologies and other aspects of our tape drive and automated tape library products. However, we believe that, because of the rapid pace of technological change in the tape storage industry, factors such as knowledge, ability and experience of our employees, new product introductions and frequent product enhancements are often more significant than patent and trade secret protection.

We license our technology to third party manufacturers to allow them to manufacture our products. Additionally, we have granted manufacturing licenses to certain customers which allow them to manufacture and sell our products should specific events occur, such as our inability to perform our supply obligations. We also enter into joint development agreements with third parties for the development of product components. Under these agreements, the third parties generally have joint ownership of certain technologies related to the component being developed. The dissolution of these agreements could result in significant costs and other risks to us. See Risk Factors section 3.17 below.

There are a number of risks associated with our proprietary rights. For a description of these risks, see Risk Factor sections 3.30 below.

Information Regarding the Status of Our Backlog

Backlog consists of purchase orders for which a delivery schedule within six months has been specified by the customer. Our total backlog as of December 30, 2000 and January 1, 2000 totaled approximately $11.8 million and $15.5 million, respectively. Our customers typically are not obligated to purchase minimum quantities of our products. Lead times for the release of purchase orders depend upon the scheduling practices of each customer. We believe that, based upon past order histories, the rate of new orders will vary significantly from month to month. Customers may cancel or reschedule orders without significant penalty. In addition, our actual shipments depend upon our production capacity and component availability. For these reasons, our backlog as of any particular date may not be indicative of our actual sales for any succeeding fiscal period.

For a description of these and other risks associated with our backlog management, see Risk Factor sections 3.7, 3.8 and 3.11 below.

Information Regarding Foreign Exchange And Import Restrictions

We manufacture, or may in the future manufacture, many of our key components and products overseas in countries such as Japan, Germany, China, Singapore, Indonesia and Malaysia. Additionally, a substantial portion of our products incorporate subassemblies and components purchased from Japanese or other overseas suppliers in yen or another foreign currency. Fluctuations in currency exchange rates may materially affect our results of operations. See Risk Factor sections 3.32 and 3.33 below.

Our international involvement is also subject to other risks common to foreign operations, including government regulations, foreign exchange or import restrictions or tariffs imposed by the U.S. Government on products or components shipped from another country. Additionally, the sale of our products to domestic federal or state agencies may be limited by the Buy America Act or the Trade Agreement Act to the extent that we incorporate components produced overseas into our products.

Our functional currency is the U.S. dollar. Our subsidiaries located in The Netherlands, Germany, Japan, Canada and Singapore operate under their respective local currencies (see Note 1 of Notes to Consolidated Financial Statements). As a result, any amounts payable to a subsidiary or owed by a subsidiary are subject to the foreign exchange rate applicable between the U.S. dollar and the local currency and could materially and adversely affect our results of operations. In addition, our foreign operations are subject to the risks generally applicable to the conduct of business in such countries. For a description of these and other risks associated with our foreign involvement, see Risk Factor sections 3.17, 3.29, 3.32, 3.33, 3.34 and 3.35 below.

Employees

As of March 29, 2001, we had 758 full-time and part-time employees worldwide, including:

Employees	Department
85	engineering
113	manufacturing
23	marketing
39	quality control
71	general and administrative
29	information systems
40	services
17	logistics
27	technical support
43	sales
156	Germany, Japan and Scotland subsidiaries

Our employees are not represented by a labor union, although our German subsidiary is subject to an organized Works Council.

We reduced our workforce in March 2001 in order to reduce expenses and cash consumption, as well as to simplify our management structure. These reductions resulted in the involuntary terminations of approximately 235 persons worldwide, comprised of regular fulltime employees and temporary or contract workers. We cannot assure that we will not again reduce our workforce. There are factors which could cause us to reduce our workforce again, including successfully outsourcing our manufacturing processes. See Risk Factor section 3.13 below and Note 14 of Notes to Consolidated Financial Statements.

With a slight slowdown in the labor market, the extreme competition for key employees is somewhat lessened. However, our success depends to a significant extent upon our ability to attract, retain and motivate key engineering, marketing, sales, manufacturing, support and executive personnel. For a description of the risks associated with retaining key employees, see Risk Factor section 3.25 below.

RISK FACTORS

Following is a discussion of certain risks that may impact our business. If any of the following risks actually occurs, our business could be harmed. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us, or that we currently see as immaterial, may also harm our business.

1. General information about these risk factors and our company.

1.1 These risk factors contain important information about our business and you should read them carefully.

You should carefully consider the risks described below. If any of the following risks should actually occur, our business, prospects, financial condition or results of operations would likely suffer. In such case, the trading price of our common stock or other securities could fall, and you may lose all or part of the money you paid to buy our securities. We furnish you these risk factors to describe how you may be financially hurt by owning our securities rather than how you may be financially benefited by taking a short position in our securities or by taking any other position which results in profits upon a drop in the securities price. If you are in a short position you face different risks that are not contemplated in this document.

1.2 You should read these risk factors together.

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

We intend to periodically update and describe these and future risk factors in our reports filed with the Securities and Exchange Commission. However, you should not assume that we will always update these and future risk factors in a timely manner. We are not undertaking any obligation to update these risk factors to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

2. We need additional funding to support our operations. Our inability to obtain additional funding may harm our ability to continue as a going concern.

Our cash balance has declined over the last few years primarily because of:

     -     losses in 2000 of $41,268,000; in 1999 of $88,407,000; and an accumulated deficit at December 30, 2000 of $27,377,000;

     -     expenditures for new products and products under development; and

     -     other capital expenditures.

Due to ongoing operating losses and resulting liquidity restraints, we are currently reassessing our business and investigating various strategic alternatives that would result in increased liquidity. These alternatives may include one or more of the following:

     -     sale of all or part of our operating assets and off-balance sheet assets;

     -     restructuring of current operations;

     -     additional equity infusions; or

     -     strategic alliance, acquisition or merger.

We have engaged an investment banker to assist in this process and will continue to explore these and other options that would provide additional capital for our objectives and operating needs. Should we be unsuccessful in achieving one or more of these actions, it is possible that we may be unable to achieve our currently contemplated business objectives or establish enough funds to support our operations, which could effect our ability to continue as a going concern. Also, as a result, the report of our independent accountants on our consolidated financial statements contains an explanatory paragraph related to this matter.

Such an opinion by our independent accountants may impact our dealings with third parties, such as customers, suppliers and creditors, because of concerns about our financial condition. Any such impact could have a material adverse effect on our business and results of operations.

On April 12, 2001, the Company entered into an agreement with a private investor, whereby the Company agreed to issue 1,500,000 shares of Series G Preferred Stock to the investor for total proceeds of $3,000,000. The preferred stock is convertible, at the option of the holder, into a number of shares of common stock equal to the original issue price of the preferred, $2.00, divided by $2.40. The dividends accrue at a rate of 9% per annum and are compounded if not paid. Dividends must be paid in cash, except that they may be paid in shares of Common Stock, at a price of $2.00 per share, if we are prohibited from paying cash dividends under any agreement in place as of April 16, 2001. Our bank line of credit agreement with Congress Financial Corporation currently prohibits the payment of cash dividends. See Note 14 of Notes to Consolidated Financial Statements.

3. General information and risk factors.

3.1 Our success depends on many factors, the most significant of which is our ability to successfully transition ourselves into a strong automation company.

We believe that our future success depends largely upon the success of our library products. We are currently transitioning into a more significant participant in the growing tape library market. However, our ability to be successful in this market will depend upon a number of factors, including:

     -     our ability to successfully sell libraries independent of our Mammoth™ tape drives;

     -     availability of media;

     -     introduction of competitive products;

     -     acquiring sufficient market share;

     -     customer acceptance and OEM adoptions;

     -     compatibility with tape drives used by our customers; and

     -     ability to service and support our library products.

3.2 Media sales represent 25% of our revenues. Any shortfall in media sales could harm our results of operations.

Sales of media accounted for approximately 25% of our net revenue during 2000. To the extent media sales decline and are not replaced with additional revenue from our other products or services, our financial results, including our gross margin and revenues, may be adversely affected.

3.3 We have encountered difficulties manufacturing M2™ because of its complex design, which has harmed our ability to produce and sell the product. Our inability to successfully resolve these issues may harm our operating results.

The MammothTape™ platform designs are extremely complex, which may result in lower than anticipated manufacturing yields, field reliability issues and increased inventory levels. We experienced these issues with the introduction of M2™. We experienced similar issues with the introduction of our original MammothTape™ drive and were able to successfully address them. Although we have made significant progress in addressing these issues as they relate to M2™, we cannot assure that we will resolve any of these issues or, if resolved, they will be done in a timely manner. In addition, when we encounter these kinds of manufacturing problems, we must make changes to the product design. Implementing these changes can be troublesome and costly and could cause additional design or manufacturing flaws. Any difficulties manufacturing our products or designing our products for manufacturing could harm our results of operations.

3.4 Our inability to obtain enough media from three suppliers has in the past and could in the future inhibit our production and sales of our tape drives and associated libraries.

We depend on a continuous supply of AME media to use with our products. We cannot sell our products, or grow our product lines without a sufficient supply of AME media. Currently, we obtain AME media from three suppliers:

     -     Matsushita Electric Industrial Co. Ltd. ("MEI");

     -     TDK Corporation ("TDK"); and

     -     Sony Corporation ("Sony").

If these suppliers cannot provide us with enough high-quality, competitively priced media, we may have to delay or cancel product shipments and/or orders. We may also have to delay future product introductions. We have recently encountered difficulties obtaining enough media from our suppliers to fill orders. This inability to fill orders for media cartridges adversely affected our results of operations during 2000. Should we continue to experience problems with our media suppliers, our future results of operations, as well as our ability to sell or introduce products, could be harmed. Any inability to sell or introduce our products would materially and adversely affect our competitive position as well as our results of operations.

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

3.5 In addition to our ability to successfully transition to an automation company, we also believe that our success depends on our ability to produce and sell our M2™ tape drive.

We believe that our success currently depends in part on our M2™ tape drive. In turn, the success of M2™ depends, among other things, on:

     -     increasing the throughput of our manufacturing;

     -     satisfactorily addressing design issues;

     -     customer acceptance;

     -     supply capacity;

     -     customers transitioning from our earlier products to M2™;

     -      OEM qualification and adoption; and

     -     media availability.

3.6 We previously experienced problems introducing our original MammothTape™ tape drive on time. If we experience similar problems with introducing future produces, we could experience losses in market share and credibility, which would harm our operating results.

As previously stated, we brought our original MammothTape™ tape drive to market late and as a result lost market share and credibility with our customers. We may experience development and/or manufacturing problems with our future MammothTape™ products that would delay their introduction. A late introduction for any future tape drive may again affect our market share position and/or credibility.

We are currently addressing issues regarding the manufacturability of our M2™ tape drive. We must adequately address these issues before we can produce our M3™ tape drive. Our inability to address these issues in a timely manner may delay the introduction of our M3™ tape drive.

3.7 Managing our inventory levels is important to us because excess inventory reduces cash available to us for funding our operations, or may cause us to write off excess inventory, negatively impacting our operating results.

It is important for us to maintain appropriate levels of inventory. Excessive amounts of inventory tends to reduce our cash available for operations and may cause us to write-off a significant amount as excess or obsolete. Inadequate inventory levels may make it difficult for us to meet customer demand, resulting in lost revenues. Factors that impact our ability to adequately manage our inventory are discussed below.

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

Particularly, introducing new products (by us or our competitors) may negatively affect our product inventory value by requiring us to write down or make allowances for inventory devaluation, which may materially affect our results of operations. In the past we have experienced special charges and write downs which harmed our results of operations. To date, we have experienced increased inventory levels in connection with the introduction of our M2™ tape drives. In the future we may again incur special charges or make allowances for an inventory devaluation that will materially affect our results of operations.

3.7 Maintaining inventory on behalf of our customers at a third party warehouse has increased and may continue to increase our overhead costs. We may be unable to pass these cost increases on to our customers.

Some of our customers have in the past and may again require us to maintain inventory for them at a third-party warehouse. We would own this inventory until the supplier physically pulled it from the inventory stock. This has in the past and may continue to increase our overhead costs, including additional costs for:

     -     shipping the product to the warehouse;

     -     maintaining the inventory stock; and

     -     paying any carrying costs required to store our inventory in the warehouse.

We may be unable to pass these costs to the customer. Absorbing the additional costs would harm our results of operations.

We may have to increase our own inventory levels to comply with customers' inventory requirements. We may be unable to adequately manage any of these increased inventory levels, which may cause us to incur special charges, take an inventory write-down or establish additional inventory reserves. Doing so would adversely affect our results of operations.

3.9 If companies introduce new technologies, such as optical disk, optical tape or DVD, into the data storage market, our tape products may become obsolete.

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

Although tape has historically been the preferred medium for data storage backup, companies are developing new technologies for this market. Some of the new technologies are:

     -     Optical Disk (including three dimensional Optical Disk)

     -     Optical Tape

     -     DVD

     -     Holographic Storage

     -     Magnetic Optics

We may also experience competition from new storage architectures, such as SANs, network attached storage and virtual storage.

If any new technology offers users the same or greater benefits than tape, tape technology could become obsolete. In order to compete under market pressures, we must be able to adapt our technologies to changes in an efficient, cost-effective manner. Our inability to adapt would severely harm our competitive position and our results of operations.

3.10 If we do not enhance our tape technology to keep pace with our competitors, our products will not remain competitive.

Our ability to compete with other tape drive manufacturers is directly impacted by the rapid development of tape drive technologies. Our ability to compete with other tape drive technologies is impacted by, among other things:

     -     customer and OEM adoption of MammothTape™ technology;

     -     compatibility of tape drives to other data storage products;

     -     data storage density;

     -     data transfer rate;

     -     customer confidence and familiarity; and

     -     price.

3.11 We must accurately time the introduction and withdrawal of our products into and out of the data storage market because it affects our revenue and inventory levels.

Accurately timing the release of new products is important to the sales of existing products. Likewise, prematurely withdrawing an existing product could result in revenue loss from that product, and delaying the withdrawal of a product could result in excess product inventory. We continually evaluate our product life cycles. Any timing mistakes or inability to successfully introduce a new product could adversely affect our results of operations.

3.12 We must continue to develop and introduce technologically compelling automated library products which automate competitive storage technologies, such as AIT, LTO™ Ultrium™, or DLTtape™, or other future non-tape technologies, in order for us to improve or maintain our sales and revenues.

We believe our future success depends on future library and other products and services. The success of these future products depends, among other things, on:

     -     timely development;

     -     customer acceptance;

     -     supply capacity;

     -     customer transition to these future products;

     -     OEM qualification and adoption; and

     -     media availability.

3.13 We experience many risks regarding our efforts to outsource tape drive manufacturing to Hitachi and library manufacturing to Shinei Sangyo, including our inability to obtain enough product from these sole source suppliers, maintaining a duplicate manufacturing infrastructure during the transition phase, and timely implementing engineering product changes.

We are currently outsourcing portions of our manufacturing process to Hitachi and Shinei Sangyo. We plan to complete the outsourcing by July 2001. We successfully outsourced the manufacturing of our first tape drive products to Sony. While we were successful with that outsourcing effort, we may be unsuccessful with our current outsourcing effort. For example, we were unsuccessful last year when we outsourced our worldwide repair services to Magnetic Data Technologies, LLC and have now brought that service function back in-house.

Outsourcing our manufacturing to a third party takes many months and involves, among other details, extensive employee training. Due to the time and expenses involved, and the inability to easily move the manufacturing to another party, we heavily depend on our existing third party manufacturers for our products. If Hitachi or Shinei Sangyo cannot meet our product demand, our results of operations would be harmed. If Hitachi or Shinei Sangyo cannot or will not implement product changes on a timely basis, we would be unable to fill customer orders. This would materially and adversely affect our results of operations. Our dependence on third party manufacturers can also adversely affect our ability to negotiate the terms of our future business relationships with these parties.

When we complete the outsourcing of tape drive manufacturing to Hitachi, they will be our sole source manufacturer for our tape drives. Their inability to successfully manufacture the tape drives or manufacture enough tape drives to meet our customer demand would adversely affect our results of operations.

If Hitachi cannot successfully manufacture our tape drives, bringing the manufacturing process back to Exabyte or outsourcing to another third party manufacturer would negatively impact our ability to fill customer orders and would harm our results of operations.

When we complete the manufacturing outsourcing to Shinei Sangyo, they will manufacture some of our tape libraries, making them our sole source manufacturer for these libraries. The same risks we incur with Hitachi (set out above) apply to our sole-source manufacturing relationship with Shinei Sangyo.

During the transition period, we must maintain redundant manufacturing capability at our Boulder, Colorado facilities, the Hitachi facilities in Japan and the Shinei Sangyo facilities in Singapore. There are several factors that would increase our expenses during the transition period, including:

     -     maintaining a double infrastructure;

     -     creating additional tooling;

     -     adding additional technical personnel; and

     -     creating additional inventory.

Expense increases for these or any other reasons could harm our results of operations. Upon completion of the outsourcing to these third parties, we may be unsuccessful in reducing our infrastructure costs at our facilities, which would cause us to incur higher total operation costs.

We highly value our proprietary information, including trade secrets, patents and manufacturing processes. We make substantial efforts to protect these assets. Outsourcing our manufacturing to a third party requires us to share some of this proprietary information with our third party manufacturer. Although these parties would generally enter into agreements intended to protect our proprietary information, we can not assure that these agreements will provide adequate protection. This would weaken our protection of our proprietary information and could harm our future results of operations.

3.14 We automated competitive DLT technology late and may experience market share loss if we cannot automate in a timely manner new competitive technology developed in the future.

We lost market share in the library market because we delayed our decision to automate competitive DLT technologies. Our inability to successfully automate future technologies could again negatively affect our library market share position.

3.15 Any inability to obtain components, such as scanners or recording heads, from our suppliers would affect our ability to manufacture our products.

We obtain all the components to make our products from third parties. A shortage of any component would directly affect our ability to manufacture the product. Some key components, such as scanners and recording heads, are developed and manufactured to our specifications, which limits our ability to quickly find another supplier for these components if we experience a supply shortage. There are long lead-times associated with the availability of many components that make obtaining these components sometimes difficult. For example, the ASIC chips we use in our MammothTape™ products are produced from several suppliers. However, because it takes many months to qualify suppliers to produce ASIC chips for us, any shortfall or inability to obtain an adequate supply of ASIC chips from any of our current suppliers would adversely affect our results of operations.

3.16 Our dependencies on sole-source suppliers may cause a reduction in our level of control over delivery, quantity, quality and cost of the product.

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

Hitachi is one of our primary sole source suppliers. They supply us with many key components for our M2™ and Eliant™820 tape drives. We have contracts with Hitachi to develop, manufacture and supply these components. However, the contracts do not necessarily guarantee that the components will be continuously supplied to us at a reasonable cost. Additionally, if Hitachi makes an error in manufacturing a component, we may be unable to incorporate the components into our drives. If any of these or other problems arise, we may experience difficulties developing and/or successfully introducing our future MammothTape™ tape drives. We may also be unable to manufacture our M2™ or Eliant™820 tape drives. Any material issues that may arise with Hitachi could adversely affect our sales and therefore our results of operations.

3.17 We rely on third party manufacturers, which may weaken our intellectual property protection, create a reliance on the manufacturers to produce our products, or expose us to market risks associated with foreign manufacturers.

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

Many of our third party contracts are with manufacturers outside the United States. In addition to typical market risks associated with utilizing third party manufacturers, contracting with foreign manufacturers subjects us to additional exposures, including:

     -     political instability;

     -     currency controls and fluctuations;

     -     tariffs, customs and other duties;

     -     reduced intellectual property protections; and

     -     import controls, trade barriers and other trade restrictions and regulations.

Additionally, U.S. federal and state agency restrictions imposed by the Buy American Act or the Trade Agreement Act may apply to our products manufactured outside the United States.

3.18 We may be unable to increase our production to meet sudden, unexpected demands by OEM customers.

Demand by OEMs for our M2™ tape drives could increase suddenly. We, our suppliers, and third party manufacturers may be limited in our ability to meet a sudden significant increase in demand due to limitations in manufacturing capacity and long lead times to acquire certain parts. If our suppliers and third party manufacturers are not able to meet the increased demand, our inability to fulfill our customers' orders could adversely affect our results of operations.

3.19 The storage backup market is very competitive and may cause us to decrease our product pricing or affect our product sales.

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

Our M2™ tape drive faces significant competition from current and announced tape drive products offered by Quantum, Tandberg, Sony and the LTO™ Consortium (IBM, Hewlett Packard and Seagate). The specifications of some of the announced drives show greater data capacities and transfer rates than M2™.

Our other tape drives and automated tape libraries face competition from companies offering 8mm, half-inch, 4mm and mini-cartridge products. Significant competition may also develop from companies offering erasable and non-erasable optical disks.

3.20 We rely on the sales to a small number of customers for a large portion of our overall sales.

The following chart expresses the sales percentages of our three largest customers for the year ended December 30, 2000:

Ingram Micro	19%
TechData	13%
IBM	11%
____
43%

We have customers who are also competitors, including IBM with their LTO™ Ultrium™ tape drive and ADIC with their library products.

We do not require minimum purchase obligations from our customers. They may also cancel or reschedule orders at any time, prior to shipment, without significant penalty. Losing one or more key customers would adversely affect our results of operations. A key customer canceling orders or decreasing the volume in orders would adversely affect our results of operations. Contractually, our reseller customers may return a portion of their Exabyte product inventory as part of their stock rotation rights, but must issue a simultaneous offsetting purchase order.

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

3.21 We rely on the information technology markets for workstations, mid-range computer systems and network systems to create demand for our products. Any slowing of these markets would adversely affect sales of our products.

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

Dealing with this transition has placed a significant strain on our management, operational and financial resources. We will probably continue to see a strain on our management, operational and financial resources because of these transitional issues. We must continually implement and improve our operational, financial and information systems to manage our business transition. We must also effectively and efficiently train and manage our employees.

We sometimes base our market demand decisions on market demand forecast reports, which may or may not be accurate. This may create insufficient or excessive inventories and disproportionate overhead expenses. Particularly, short order lead-times of reseller sales limit our ability to forecast.

3.22 Third parties may bring claims against us for monetary damages suffered as a result of our products failing to backup or restore data. These monetary damages could be significant.

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

3.23 We may lose our entire investment in CreekPath should they fail to succeed or if the market in which CreekPath participates cannot sustain CreekPath's growth.

In December 1999, we formed a wholly-owned subsidiary, CreekPath Systems, Inc., to leverage our investments and expertise in SANs, Fibre Channel and Java-based software for storage resource management. In December 2000 and January 2001, in order for CreekPath to utilize outside financing, rather than our own capital, CreekPath completed a $17 million convertible preferred stock financing. As a result of that financing, we currently hold 39.9% of the voting capital stock. See Note 13 of Notes to Consolidated Financial Statements.

To date, we have invested approximately $5.4 million in CreekPath. Because of losses in CreekPath's financial results, which were consolidated with ours during the majority of 2000, at December 30, 2000 the carrying value on our books was $343,000. We expect to expense this remaining amount during the first quarter of 2001 because of continued CreekPath losses recognized by us under the equity method of accounting.

Our shares of CreekPath capital stock are not registered with the Securities and Exchange Commission under the Securities Act of 1933. Furthermore, we are contractually limited in our ability to sell them to a third party. As a result, even if CreekPath is successful, we may be unable to liquidate our investment. Furthermore, the value of our interest in CreekPath depends on its success, which in turn depends upon a number of factors, including, the following:

     -     CreekPath has limited operating and financial history;

     -     CreekPath may require additional outside financing, which it may not be able to obtain;

     -     The storage service provider (SSP) market in which CreekPath competes is new and may not grow or                     be sustainable;

     -     CreekPath has never been profitable and may never become profitable;

     -     CreekPath has fixed expenses, and expects to continue incurring significant expenses

     -     CreekPath relies on other parties' infrastructures to deliver its services;

     -     CreekPath may suffer damage from disasters or other unanticipated problems at its data center partners;

     -     A breach of security would cause harm to CreekPath's reputation and results of operations;

     -     CreekPath's services can be affected by errors or defects in the infrastructure and technology for the                     services;

     -     CreekPath faces direct and indirect competition;

     -     CreekPath's success depends in part on developing strategic alliances with key Internet data centers and others;

     -     Changing or new standards or technology may render CreekPath's services obsolete;

     -     CreekPath's success depends on hiring qualified employees in sales and other areas; and

     -     CreekPath anticipates consolidations of the SSP market which may cause a decline in fees.

3.24 Our compliance with financial loan covenants under our loan agreement with Congress Financial Corporation may affect our ability to borrow under the line of credit and our own liquidity.

In May 2000, we entered into a new bank line of credit agreement with Congress Financial Corporation. This agreement was amended in February 2001. Currently, we can borrow up to the lesser of 80% of eligible accounts receivable plus 25% of eligible finished goods inventory (as defined in the agreement and amendment) or $25.0 million. This loan is secured by our accounts receivable and inventory, as well as certain off balance sheet assets. The agreement contains a number of covenants that, among other things:

     -     restrict certain financial and other activities;

     -     requires us to maintain a minimum net worth; and

     -     eliminates the borrowing line if we experience any material adverse change.

Any breach of a covenant or default can materially and adversely affect our liquidity and our financial condition. Because of the covenants and conditions to borrowing, our line of credit may not always be available to us. See "Liquidity and Capital Resources" under Item 7.

3.25 The labor market in the high technology industry and Boulder, Colorado is competitive and we may have difficulty recruiting or keeping key, qualified employees.

There is intense competition for qualified employees. Competition for employees is based upon, among other factors, base salary, stock-based compensation, ownership investment and high turnover rates in technology and other companies generally. As a result, we may lose or fail to recruit needed employees.

Losing or failing to recruit a key employee could:

     -     delay product development schedules;

     -     interrupt team continuity;

     -     result in losing proprietary information to competitors or other third parties;

     -     increase our administrative costs; and

     -     adversely affect our results of operations.

We have lost key employees and applicants for key positions to our competitors (including to local start-up companies) and other companies. We expect to lose key employees in the future, despite implementing incentive programs designed to retain and recruit employees.

3.26 Factors such as variations in our quarterly results of operations, progress in addressing issues with producing our M2™ tape drives and competitive press announcements may cause our stock price to fluctuate.

The price and value of high technology stock fluctuates greatly. Many high technology companies experience drastic changes in market price and volume, often unrelated or disproportionate to the company's operating performances.

Our stock has experienced these wide fluctuations, and they will likely continue in the future. We believe the reasons for fluctuations include:

     -     overall economic and market conditions;

     -     quarterly variations in operating results;

     -     progress or lack of progress in developing our M2™ and follow-on tape drives;

     -     announcements of technological innovations or new products by us or our competitors; and

     -     CreekPath's performance and perceived valuation.

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

     -     fluctuating conditions in the computer market; and

     -     liquidity issues.

3.27 Factors such as economic conditions, industry or market shifts, or product price erosion may cause our quarterly results of operations to fluctuate.

Our future operating results may fluctuate from quarter to quarter for various reasons. For example, the markets we serve are subject to substantial market shifts. We may be unable to determine these market shifts in advance.

In addition, our operations and revenues experience substantial fluctuations from period to period because of:

     -     delays in product or service introductions;

     -     industry shifts;

     -     product price erosion; and

     -     general economic conditions affecting our customers' orders.

3.28 SEC and FASB interpretations may cause us to restate how we report our earnings.

During the last several years the Securities and Exchange Commission ("SEC") and Financial Accounting Standards Board ("FASB") have issued a number of new accounting rule interpretations. These interpretations have addressed such topics as:

     -     revenue recognition;

     -     accounting for stock options and stock-based compensation; and

     -     accounting for derivatives or hedging instruments.

These interpretations have dramatically impacted some companies which were forced to restate previously reported results of operations because the interpretations required changes in their previous accounting practices. In some cases, the company's stock price decreased significantly as a result.

We continually review new interpretations as they are introduced. We believe our current accounting practices are unaffected by recent interpretations. However, if our current accounting practices conflict with any new or future interpretations we may have to restate our earnings.

3.29 Foreign taxing authorities may assert that intercompany transactions between us and our subsidiaries were not in accordance with their tax laws, and they may try to assess material penalties against us for these alleged violations.

We have subsidiaries located in Scotland, The Netherlands, Germany, Singapore, Japan and Canada. Tax regulations in the United States and these foreign countries require transactions between us and our subsidiaries to take place in an arm's-length manner. The IRS and its foreign counterparts have increased their focus on this issue in recent years. Penalties arising from misapplying these laws are material. Consequently, we have performed numerous formal transfer pricing studies to ensure the documentation supporting our intercompany dealings is adequate. The IRS has audited our tax records through 1997 and had not proposed any adjustments in the way we structure our arm's-length transactions. However, foreign taxing authorities could examine these same transactions and assert that we have not complied with their tax laws relating to intercompany transfer pricing.

3.30 Even though we take many steps to protect our proprietary rights, such as filing patents and executing non-disclosure agreements, our proprietary rights may not be fully protected. Additionally, someone may infringe on our proprietary rights, or we may infringe on someone else's proprietary rights, which could lead to costly and potentially damaging litigation.

We rely on a combination of methods to protect our proprietary rights, including:

     -     patents;

     -     copyrights;

     -     trade secret protections;

     -     non-disclosure agreements; and

     -     license agreements.

Although we file patent applications for our products, patents may not result from these applications, or they may not be broad enough to protect our technology. Someone may also challenge, invalidate or circumvent our patents. Sometimes other companies and individuals assert that our patents infringe their proprietary rights. Occasionally, third parties ask us to indemnify them from infringement claims. Defending these infringement claims may result in long and costly litigation, and potentially invalidate a patent.

Although we may try to secure a license from third parties to protect our technology, we may not succeed. This may adversely affect our results of operations.

We implement measures to protect our proprietary rights. We intend to defend ourselves against infringement claims. However, protecting these rights is sometimes difficult. Some foreign laws may not fully protect these rights.

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

When CreekPath began operating as a wholly-owned subsidiary, we provided them with certain intellectual property pertaining specifically to its operations. The valuation of CreekPath depends, in part, on its ownership of this intellectual property.

3.31 Any lawsuits by shareholders, which may allege claims such as we failed to adequately disclose material facts associated with our business, could lead to costly litigation or unfavorable settlement terms.

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

In 1993, we successfully defended a series of class actions at an immaterial cost. We believe there are no pending or threatened securities related actions against Exabyte at this time.

3.32 Obtaining some of our product components from foreign business, such as Hitachi and Shinei Sangyo, exposes us to risks on the import of our components, such as fluctuating currency exchange rates, particularly an adverse exchange movement of the U.S. dollar versus the Japanese yen, foreign government exchange control regulations or U.S. tariffs and trade restriction.

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

     -     adverse exchange movement of the U.S. dollar versus the Japanese yen or other currency; and

     -     tariffs, trade barriers and other trade restrictions by the U.S. government on products or components shipped from foreign sources.

We sometimes enter into contractual arrangements which may expose us to foreign exchange rate risks.

3.33 Foreign exchange rate fluctuations may harm our international sales, which represent almost one-third of our total revenue.

Our international sales make up approximately 29% of our total revenue. Direct international sales will probably continue to represent a significant portion of our revenue. In addition, many of our domestic customers ship a significant portion of our products to their customers in foreign countries.

Although a very small percentage of these sales are denominated in foreign currencies, they are subject to foreign exchange rate fluctuations. This could impact our results of operations. Currency fluctuations may also affect the volume of sales denominated in U.S. dollars to overseas foreign customers because the exchange rates affect the costs of our products to foreign customers.

3.34 Regulations by the U.S. and other governments may impact our ability to trade with certain parties and/or export or import goods and services.

Regulations by the U.S. or foreign governments may obligate the company to obtain licenses, pay fees and/or taxes, or otherwise delay or increase the costs of international transactions. These regulations may include without limitation:

          -     U.S. government sanctions that prohibit trade with certain parties that may include our customers and suppliers;

          -     U.S. and other government restrictions on the export or import of certain technologies (including our products and materials necessary for our products), for reasons that may include national security, foreign policy, short supply, environmental or other national or international concerns;

          -     U.S. and other government tariffs (e.g., duties) or non-tariff barriers (e.g., quotas or other restrictions) that may restrict or prohibit cross border transactions, including fund transfers and commodity exports and imports; and

          -     U.S. and other government restrictions or taxes on currency transfers and currency conversion that may impact our ability to receive or make payments, make investments, etc.

3.35 Some of our subsidiaries operate in foreign countries. This could expose us to risks, such as adverse foreign exchange rate fluctuations or an inability to enforce our legal rights in those countries.

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

3.36 We have taken measures to deter a hostile takeover or adverse change in control, including adopting a shareholder rights plan.

We have taken a number of actions which may deter a hostile takeover or delay or prevent a change in control, even one that could result in a premium payment to the stockholders for their shares or that might otherwise benefit the stockholders.

We have adopted a stockholder rights plan that may substantially dilute the stock ownership position of a person attempting to acquire Exabyte on terms our Board of Directors does not approve. In addition, our Restated Certificate of Incorporation and By-laws contain provisions which may delay or prevent a change in control. These provisions include:

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

On January 26, 1996, the Compensation Committee approved, and the Board adopted, a severance compensation program ("Severance Program") giving officers and other key employees severance payments if they are dismissed within one year after certain changes in control occurred. The Severance Program provides for a severance payment in varying amounts, not to exceed 12 months of compensation, depending upon the time of the change in control and the position level of the terminated officer or employee.

The Severance Program further allows, in certain circumstances, accelerating the vesting of outstanding and unexercised stock options held by the officer or employee.

3.37 We rely on our IT systems to operate our businesses. There are significant costs associated with upgrading and maintaining our IT systems.

We rely on certain information technology (IT) systems and resources to operate our critical business processes, including:

     -     engineering design process;

     -     manufacturing and services;

     -     sales orders, shipping, customer information, technical support and other sales related processes;

     -     financial activities, including general ledger and budget reporting; and

     -     general day-to-day activities.

We are currently transitioning most of our IT functions to newer generation IT systems. To date we have spent approximately $1.1 million in license and service fees related to the acquisition and implementation of new systems. We currently expect to invest significant financial and other resources to upgrade certain existing IT functions that will not be addressed by our new systems. We currently expect to spend in excess of $400,000 during the next 6 months to upgrade existing systems. We may not be able to successfully implement new IT systems. If the new systems can not be properly implemented, we would expect to incur additional expenses in excess of $425,000 to upgrade and improve all of our IT functions. The failure or interruption in service of any of the IT systems supporting these functions could significantly impact our business operations.

EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the Company and their ages as of March 26, 2001, are as follows:

William L. Marriner	48	Chairman of the Board President and Chief Executive Officer
Stephen F. Smith	51	Vice President, Chief Financial Officer, Corporate Secretary and General Counsel

Mr. William L. Marriner, age 48, joined Exabyte in March 1987 as Vice President of finance and administration and Chief Financial Officer. He was subsequently promoted to Senior Vice President in July 1991 and Executive Vice President in December 1994 and continued to serve as Chief Financial Officer until December 1997. Mr. Marriner was elected acting President and Chief Executive Officer in January 1997, President, Chief Executive Officer and director in July 1997 and Chairman of the Board in January 1998. Prior to joining the Company, Mr. Marriner held various positions at Storage Technology Corporation from 1978 to 1987, including Vice President of Pacific and Latin American operations, manager of business planning and administration for international operations and Assistant to the President.

Mr. Stephen F. Smith, age 51, joined the Company in June 1989 as Exabyte's General Counsel, and currently holds this position. Mr. Smith was appointed Vice President and Chief Financial Officer in December 1997. Mr. Smith has also served as Secretary since February 1995. Prior to joining Exabyte, Mr. Smith held various positions at Storage Technology Corporation from 1977 to 1989, including General Counsel, Senior Counsel and Director of International Financial Operations.

Executive officers serve at the discretion of the Board of Directors. There are no family relationships among any of the directors and officers.

Item 2.

PROPERTIES

The Company's corporate offices as well as the Company's research and development, and manufacturing facilities are located in Boulder, Colorado, in leased buildings aggregating approximately 358,898 square feet. The lease terms on these facilities expire on various dates ranging from February 2002 to September 2004. The Company believes that additional space will be available if needed for further expansion. The following chart identifies the location and type of each Exabyte property:

LOCATION
OFFICE TYPE	DOMESTIC	INTERNATIONAL
R&D & Mfg.	Boulder, CO	Nuremberg, Germany
	San Diego, CA	Falkirk, Scotland
Procurement	Boulder, CO	Tokyo, Japan
Service	Boulder, CO	Falkirk, Scotland
Mississauga, Ontario, Canada
Artarmon, Australia
Singapore
Sales & Support	Boulder, CO	Utrecht, The Netherlands
	Campbell, CA	Mississauga, Ontario, Canada
	Mission Viejo, CA	Paris, France
	Atlanta, GA	Gwynedd, United Kingdom
	Oakbrook, IL	Frankfurt, Germany
	Annapolis, MD	Shanghai, China
	Walpole, MA	Beijing, China
	St. Louis, MO	Hong Kong, China
	Houston, TX	Singapore
Dallas, TX

Item 3.

LEGAL PROCEEDINGS

We are subject to incidental litigation risks in the ordinary course of our business. We are not currently the subject of any material pending legal proceeding.

On June 18, 1999, Ecrix Corporation ("Ecrix") filed a Complaint in the United States District Court for the District of Colorado, seeking judgment declaring seven patents owned by us to be invalid or not infringed by certain tape drive products manufactured by Ecrix. Although we engaged in settlement discussions both before and after June 18, 1999, Ecrix rejected our settlement offers. Therefore on October 7, 1999, we filed an Answer and Counterclaim asserting infringment by Ecrix of eight patents. In response, Ecrix filed an Amended Complaint asserting additional antitrust claims under the Sherman Act and Colorado Antitrust Act, as well as claims of patent misuse, estoppel, unfair competition under Section 43(a) of the Lanham Act and common law, violation of Colorado Consumer Protection Act, and tortious interference. In June, 2000, we entered into a settlement agreement and both parties agreed to dismiss all claims. Ecrix reimbursed us for $450,000 of legal costs incurred. In addition, they issued a $300,000 note payable to us and issued us 400,000 shares of Series D Preferred Stock of Ecrix.

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Inapplicable.

PART II

Item 5.

MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Exabyte's common stock has been traded in the over-the-counter market and has been quoted in the National Market System of the Nasdaq Stock Market ("Nasdaq") under the symbol EXBT since our initial public offering on October 19, 1989. For the calendar quarters indicated, the following table shows the high and low bid prices of our common stock as reported on Nasdaq.

Calendar Year	High	Low
1999
First Quarter	$ 6-5/8	$ 4-7/16
Second Quarter	6-3/32	3-11/16
Third Quarter	5-3/32	3-3/8
Fourth Quarter	9-1/8	4-1/4
2000
First Quarter	$ 10-7/8	$ 7
Second Quarter	7-9/16	3-1/8
Third Quarter	12-5/8	4-1/4
Fourth Quarter	12-5/8	2-7/16
2001
First Quarter (through March 26, 2001)	$4.375	$1.75

On March 26, 2001, we had 510 holders of record of our common stock. The reported closing price of the common stock was $2.00. We have never paid cash dividends on our common stock. We presently intend to retain any earnings for use in our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Item 6.

SELECTED FINANCIAL DATA

The selected financial data set forth below with respect to our consolidated statements of operations for the fiscal years ended December 30, 2000, January 1, 2000, January 2, 1999, January 3, 1998, and December 28, 1996 and with respect to the consolidated balance sheets as of December 30, 2000, January 1, 2000, January 2, 1999, January 3, 1998 and December 28, 1996 are derived from audited consolidated financial statements. The consolidated financial statements as of December 30, 2000 and January 1, 2000 and for the three years ended December 30, 2000 are included elsewhere in this report on Form 10-K and the selected financial data shown below are qualified by reference to such financial statements. There were 52 weeks in 2000, 1999, 1998 and 1996. There were 53 weeks in 1997.

(In thousands, except per share data)

	Fiscal Years Ended
Consolidated Statement of Operations Data:	Dec. 30, 2000	Jan. 1, 2000	Jan. 2, 1999	Jan. 3, 1998	Dec. 28, 1996

Net sales	$221,742	$222,827	$286,505	$335,684	$362,891
Cost of goods sold	172,085	182,875	207,604	288,053	265,002
Gross profit	49,657	39,952	78,901	47,631	97,889
Operating expenses:
Selling, general and administrative	54,709	56,650	56,978	59,211	47,929
Research and development	36,530	35,725	29,888	40,909	38,391
Income (loss) from operations	(41,582)	(52,423)	(7,965)	(52,489)	11,569

Other income (expense), net	(842)	1,235	1,816	(634)	1,114
Income (loss) before income taxes(1)	(42,424)	(51,188)	(6,149)	(53,123)	12,683

(Provision) benefit for income taxes (2)	1,570	(37,219)	3,382	22,312	(4,058)
Equity in loss of investee	(414)	--	--	--	--
Net income (loss)	$(41,268)	$(88,407)	$ (2,767)	$(30,811)	$8,625

Basic net income (loss) per share	$ (1.83)	$ (3.97)	$ (0.12)	$ (1.38)	$ 0.39
Common shares used in the calculation of basic net income (loss) per share(3)	22,560	22,256	22,285	22,326	22,003

Diluted net income (loss) per share	$ (1.83)	$ (3.97)	$ (0.12)	$ (1.38)	$ 0.39
Common and potential common shares used in the calculation of diluted net income (loss) per share (3)	22,560	22,256	22,285	22,326	22,307

Consolidated Balance Sheet Data:

Working capital	$27,023	$ 59,594	$116,953	$134,357	$150,713

Total assets	103,792	127,276	207,836	221,346	256,126

Long-term obligations, excluding current portion	8,146	6,570	7,461	9,049	10,441

Stockholders' equity	39,058	78,756	166,272	170,796	200,013

(1)     The Company recorded restructuring charges in 2000, 1999 and 1997 totaling $3,899,000, $2,446,000 and $34,947,000, respectively. See Note 11 of Notes to Consolidated Financial Statements.

(2)     The Company recorded a full valuation allowance on all existing deferred tax assets in 1999. See Note 6 of Notes to Consolidated Financial Statements.

(3)     See Note 1 of Notes to Consolidated Financial Statements for an explanation of the determination of shares used in computing net income (loss) per share.

Quarterly Results of Operations (Unaudited)

The following tables set forth unaudited operating results for each quarter of fiscal 2000 and 1999. This information has been prepared on the same basis as the audited financial statements and, in the opinion of management, contains all adjustments consisting only of normal recurring adjustments, necessary for a fair presentation thereof. These unaudited quarterly results should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this annual report on Form 10-K. The operating results for any quarter are not necessarily indicative of results for any future period.

(In thousands, except per share data)

	Quarters Ended
	Dec. 30, 2000	Sep. 30, 2000	Jul. 1, 2000	April 1, 2000

Net sales	$ 60,752	$ 60,100	$ 51,314	$49,576
Cost of goods sold	45,802	48,892	38,028	39,363
Gross profit	14,950	11,208	13,286	10,213

Selling, general and administrative	14,477	12,995	13,801	13,436
Research and development	7,560	9,244	9,366	10,360
Loss from operations (1)	(7,087)	(11,031)	(9,881)	(13,583)

Other income (expense), net	(957)	(323)	393	45
Loss before income taxes	(8,044)	(11,354)	(9,488)	(13,538)

(Provision) benefit for income taxes	1,712	49	(149)	(42)
Equity in loss of investee	(414)	--	--	--

Net loss	$ (6,746)	$ (11,305)	$ (9,637)	(13,580)

Basic net loss per share	$ (0.30)	$ (0.50)	$ (0.43)	$(0.60)

Diluted net loss per share	$ (0.30)	$ (0.50)	$ (0.43)	$(0.60)

	As a Percentage of Net Sales
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	75.4	81.4	74.1	79.4
Gross margin	24.6	18.6	25.9	20.6

Selling, general and administrative	23.8	21.6	26.9	27.1
Research and development	12.4	15.4	18.3	20.9
Loss from operations (1)	(11.6)	(18.4)	(19.3)	(27.4)

Other income (expense), net	(1.6)	(0.5)	0.8	0.1
Loss before income taxes	(13.2)	(18.9)	(18.5)	(27.3)

(Provision) benefit for income taxes	2.8	0.1	(0.3)	(0.1)
Equity in loss of investee	(0.7)	--	--	--

Net loss	(11.1)%	(18.8)%	(18.8)%	(27.4)%

(1)     In the quarter ended September 30, 2000, the Company recorded restructuring charges of $3,899,000 related to planned closure of a wholly owned subsidiary. See Note 11 of Notes to Consolidated Financial Statements.

(In thousands, except per share data)

	Quarters Ended
	Jan. 1, 2000	Oct. 2, 1999	Jul. 3, 1999	Apr. 3, 1999

Net sales	$ 58,617	$ 53,041	$ 48,519	$ 62,650
Cost of goods sold	47,809	45,755	42,200	47,111
Gross profit	10,808	7,286	6,319	15,539

Selling, general and administrative	12,949	15,973	14,478	13,250
Research and development	9,593	9,658	8,690	7,784
Loss from operations (1)	(11,734)	(18,345)	(16,849)	(5,495)

Other income (expense), net	(29)	900	172	192
Loss before income taxes	(11,763)	(17,445)	(16,677)	(5,303)

(Provision) benefit for income taxes (2)	(150)	(58)	(38,814)	1,803

Net loss	$(11,913)	$(17,503)	$(55,491)	$ (3,500)

Basic net loss per share	$ (0.53)	$ (0.78)	$ (2.50)	$ (0.16)

Diluted net loss per share	$ (0.53)	$ (0.78)	$ (2.50)	$ (0.16)

	As a Percentage of Net Sales
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	81.6	86.3	87.0	75.2
Gross margin	18.4	13.7	13.0	24.8

Selling, general and administrative	22.1	30.1	29.8	21.2
Research and development	16.3	18.2	17.9	12.4
Loss from operations(1)	(20.0)	(34.6)	(34.7)	(8.8)

Other income (expense), net	(0.1)	1.7	0.3	0.3
Loss before income taxes	(20.1)	(32.9)	(34.4)	(8.5)

(Provision) benefit for income taxes (2)	(0.2)	(0.1)	(80.0)	2.9

Net loss	(20.3)%	(33.0)%	(114.4)%	(5.6)%

(1)     In the quarter ended October 2, 1999, the Company recorded restructuring charges of $2,446,000 related to the consolidation of its operating structure. See Note 11 of Notes to Consolidated Financial Statements.

(2)     In the quarter ended July 3, 1999, the Company recorded a full valuation allowance on all existing deferred tax assets. See Note 6 of Notes to Consolidated Financial Statements.

Item 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that involve future risks and uncertainties. We may achieve different results than those anticipated in these forward-looking statements. The actual results that we achieve may differ materially from any forward-looking statements due to such risks and uncertainties. We have attempted to identify forward-looking statements in bold print. Additionally, words such as "believes," "anticipates," "expects," "intends," "plans" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section below entitled "Risk Factors."

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

We have entered into joint development agreements with Hitachi Digital Media Products Division of Hitachi, Ltd. ("Hitachi") for the development of our future generation M3™ tape drives. On December 20, 1999, we entered into an additional joint development agreement for the development of a scanner for our current generation M2™ product, which at that time had been built exclusively by our wholly owned subsidiary Exabyte Magnetics GmbH ("EMG"). Under these two agreements, we had a maximum obligation with regard to development activities of approximately $5,000,000. In addition, we purchased prototype parts as needed. During 1999 and 2000, we expensed $2,100,000 and $2,900,000, respectively, for development charges and $100,000 and $600,000 for prototype parts under these agreements.

In March 2001, we entered into a third development agreement with Hitachi. Under this agreement, we have a maximum obligation of approximately $2,500,000 for development activities, $700,000 for prototype parts and $2,800,000 for tooling costs.

On July 24, 2000, our Board of Directors approved a plan to outsource a number of manufacturing operations to outside vendors. The first transition item is to outsource the manufacture of M2™ scanners from EMG to Hitachi. This transition began in September with receipt of initial shipments from Hitachi and is planned to be completed by the end of the first quarter of 2001. Once the manufacture of M2™ scanners has been fully transitioned to Hitachi, EMG's role will be reduced to the manufacture of Mammoth scanners through the remaining life of that product. During the third and fourth quarters, 40 employees were terminated and 53 remained at December 30, 2000. This amount will be reduced to 27 by mid 2001 as a result of these outsourcing efforts.

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

A final transition, which began in the third quarter of 2000, involved the outsourcing of manufacturing for our high-volume library products, such as the EZ17™ , 430 and 215 libraries to Shinei Sangyo Corporation ("Shinei Sangyo") in Singapore. This transition is expected to be completed by the end of the second quarter of 2001. There were no restructuring charges, asset write-offs or transfers of technology with regard to this outsourcing.

We believe that the effect of these transitions will be the conversion of our fixed cost model, in a tight labor market, to a more variable and scalable cost model. Certain risks associated with these transitions are discussed under Part I Item 1. of this report under "Risk Factors".

Due to ongoing operating losses and resulting liquidity restraints, we are currently reassessing our business and investigating various strategic alternatives that would result in increased liquidity. These alternatives may include one or more of the following:

     -     sale of all or part of our operating and off-balance sheet assets;

     -     restructuring of current operations;

     -     additional equity infusions; or

     -     strategic alliance, acquisition or merger.

We have engaged an investment banker to assist in this process and will continue to explore these and other options that would provide additional capital for our objectives and operating needs. Should we be unsuccessful in achieving one or more of these actions, it is possible that we may be unable to achieve our currently contemplated business objectives or establish enough funds to support our operations, which could effect our ability to continue as a going concern. Also, as a result, the report of our independent accountants on our consolidated financial statements contains an explanatory paragraph related to this matter.

On April 12, 2001, the Company entered into an agreement with a private investor, whereby the Company agreed to issue 1,500,000 shares of Series G Preferred Stock to the investor for total proceeds of $3,000,000. The preferred stock is convertible, at the option of the holder, into a number of shares of common stock equal to the original issue price of the preferred, $2.00, divided by $2.40. The dividends accrue at a rate of 9% per annum and are compounded if not paid. Dividends must be paid in cash, except that they may be paid in shares of Common Stock, at a price of $2.00 per share, if we are prohibited from paying cash dividends under any agreement in place as of April 16, 2001. Our bank line of credit agreement with Congress Financial Corporation currently prohibits the payment of cash dividends. See Note 14 of Notes to Consolidated Financial Statements.

We reduced our workforce in March 2001 in order to reduce expenses and cash consumption, as well as to simplify our management structure. These reductions resulted in the involuntary terminations of approximately 235 persons worldwide, comprised of regular fulltime employees and temporary or contract workers. We cannot assure that we will not again reduce our workforce. There are factors which could cause us to reduce our workforce again, including successfully outsourcing our manufacturing processes. Severance expense related to this reduction in workforce was $498,000.

The following tables set forth items in the Exabyte Corporation and Subsidiaries (the "Company") Consolidated Statements of Operations for the three years ended December 30, 2000, January 1, 2000 and January 2, 1999.

Consolidated Statements Of Operations

(As a percentage of net sales)

	Fiscal Years
	2000	1999	1998

Net sales	100.0%	100.0%	100.0%
Cost of goods sold	77.6	82.1	72.5

Gross margin	22.4	17.9	27.5

Operating expenses:
Selling, general and administrative	24.7	25.4	19.9
Research and development	16.4	16.0	10.4

Loss from operations	(18.7)	(23.5)	(2.8)
Other income (expense), net	(0.4)	0.5	0.6

Loss before income taxes	(19.1)	(23.0)	(2.2)
(Provision) benefit for income taxes	0.7	(16.7)	1.2
Equity in loss of investee	(0.2)	--	--

Net loss	(18.6)%	(39.7)%	(1.0)%

Product Mix Tables

(In thousands)

	2000	1999	1998

8mm drives:
Eliant ™ 820, Mammoth-LT, Mammoth and M2™	$83,336	$99,939	$122,048
8mm Libraries:
EZ17™ , 215M, 220, 430M, X80 and X200	60,844	19,801	19,201
DLTtape™ Libraries:
17D, 230D and 690D	9,099	12,733	6,067
LTO™ Libraries:
110L	742	--	--
Media	55,874	67,668	67,113
Service, spares and other	14,811	15,450	19,091
End-of-life drives and libraries(x)	4,194	14,816	64,495
Sales allowances	(7,158)	(7,580)	(11,510)

	$221,742	$222,827	$286,505

(As a percentage of net sales)

8mm drives:	2000	1999	1998
Eliant ™ 820, Mammoth-LT, Mammoth and M2™	37.6%	44.9%	42.6%
8mm Libraries:
EZ17™ ,215M, 220, 430M, X80 and X200	27.4	8.9	6.7
DLTtape™ Libraries:
17D, 230D and 690D	4.1	5.7	2.1
LTO™ Libraries:
110L	0.3	--	--
Media	25.2	30.4	23.4
Service, spares and other	6.7	6.9	6.7
End-of-life drives and libraries(x)	1.9	6.6	22.5
Sales allowances	(3.2)	(3.4)	(4.0)

	100.0%	100.0%	100.0%

(x)Prior year amounts and percentages reflect current year classifications of end-of-life products.

Customer Mix Table

(As a percentage of net sales)

	Fiscal Years
	2000	1999	1998

OEM	28.0%	38.1%	46.3%
Reseller	66.6	57.7	49.5
End user and other	5.4	4.2	4.2

	100.0%	100.0%	100.0%

Sales To Major Customers
	Net Sales (In thousands)			% of Total Net Sales
	2000	1999	1998	2000	1999	1998
Ingram Micro	$41,028	$29,967	$36,138	18.5%	13.5%	12.6%
Tech Data	28,965	20,729	21,399	13.0	9.3	7.5
IBM	24,985	33,790	43,405	11.3	15.2	15.2
Sun Microsystems	16,780	24,400	31,505	7.6	11.0	11.0

No other customers accounted for 10% or more of sales in any of these periods. We cannot guarantee that sales to these or any other customers will continue to represent the same percentage of our revenues in future periods. Our customers also sell competing products and continually review new technologies, which causes our sales volumes to vary from period to period.

FISCAL YEAR 2000 COMPARED TO 1999

Our net sales decreased by 0.4% to $221.7 million in 2000 from $222.8 million in 1999. In comparing net sales from 1999 to 2000, there were several significant differences:

     -     Sales of M2™ tape drives increased by $20.4 million. We sold our first M2™ drives in the fourth quarter of 1999, whereas in 2000, we had a full year of M2™ ; sales.

     -     Sales of current 8mm library products increased by $41.0 million. During 2000, both unit sales and average unit prices increased as sales shifted to libraries containing M2™ drives from older generation Mammoth and Eliant™ 820 tape drives. Included in 2000 sales are our first shipments of the 215 and 430 libraries.

     -     Sales of older generation 8mm tape drives (Eliant™820, Mammoth-LT and Mammoth) decreased by $37.0 million, primarily in the OEM channel.

     -     Sales of media decreased by $11.8 million. This decrease is due to larger than normal media shipments in the first quarter of 1999 as we resolved media supply constraints and were able to fill our backlog of outstanding orders, compounded by media supply constraints during the fourth quarter of 2000. The 2000 media supply constraints also negatively impacted our sales of M2™ drive and library products.

     -     We sold our first LTO™ Ultrium™ libraries. LTO™ library sales were $742,000 in 2000 with no comparable amount in 1999.

     -     Sales of DLTtape™ libraries decreased by $3.6 million. We believe this decrease was due in part to the fact that our DLTtape™ libraries utilize older-generation DLT7000 tape drives.

     -     Sales of end-of-life drive and library products decreased by $10.6 million.

Sales to OEM customers decreased in 2000 over 1999 due to reduced sales of older generation tape drive products, without a corresponding increase in sales of new generation products. OEM customers have a long qualification, adoption and integration time before purchasing new products. As a result, volume sales of our M2™ products to OEMs did not begin until late in the third quarter of 2000.

Sales to domestic customers increased to 70.7% of net sales in 2000 from 66.0% in 1999. Sales to international customers decreased to 29.3% of net sales in 2000 from 34.0% in 1999. Comparing 2000 to 1999, sales to European/Middle East customers decreased by $9.1 million and sales to Pacific Rim customers decreased by $1.6 million. We believe these decreases resulted from worsening economic conditions in those regions and a resulting weakening of their local currencies.

Our cost of sales includes the actual cost of all materials, labor and overhead incurred in the manufacturing and service processes, as well as certain other related costs. Other related costs include primarily provisions for warranty repairs and inventory obsolescence. Our cost of sales for 2000 decreased to $172.1 million from $182.9 million in 1999 and our gross margin percentage increased to 22.4% in 2000 from 17.9% in 1999. Excluding restructuring charges for both periods, our cost of goods sold decreased to $169.4 million in 2000 from $182.2 million in 1999 and our gross margin percentage increased to 23.6% from 18.2%. Included in 2000 restructuring charges was a provision for excess and obsolete inventory of $879,000. This amount related to excess M2™ scanner and recording head inventories held by our EMG subsidiary as a result of the decision to outsource this manufacturing to Hitachi. See "Restructuring" discussion later in this section.

A primary factor positively impacting gross margins was the margin contribution of certain recently released M2™ drives and libraries which have higher gross margins than the older technology products they replaced. In addition, the increase in sales of library products, which typically carry higher gross margins than drive products, also resulted in higher gross margins. Another factor which increased gross margins was the shift to more reseller and less OEM sales. We estimate that 1999 gross margins were negatively impacted by approximately $2.3 million due to differences in the dollar/yen exchange rate while there was no significant impact in 2000, as a result of these exchange rate differences.

Selling, general and administrative expenses decreased to $54.7 million and 24.7% of sales in 2000 from $56.7 million and 25.4% of sales in 1999. Without restructuring charges, these expenses for 1999 were $55.2 million and 24.8% of net sales. The decrease is mainly the result of employment reductions related to the third quarter 1999 restructuring, which impacted salaries and travel related expenses. Also impacting these expenses for the year, was the settlement of patent litigation with Ecrix Corporation. We had claimed that they infringed on a number of our patents, and were involved in litigation throughout the latter part of 1999 and first six months of 2000. The settlement included $450,000 for reimbursement of legal expenses that had been incurred mainly in the first and second quarters of 2000.

Research and development expenses increased to $36.5 million and 16.4% of sales in 2000 from $35.7 million and 16.0% of sales in 1999. Excluding restructuring charges for both periods, these expenses decreased to $35.3 million and 15.9% of sales in 2000 from $35.4 million and 15.9% of sales in 1999. This decrease is the net result of the third quarter 2000 restructuring, which outsourced scanner research and development activities of EMG to Hitachi, and increased spending to support engineering efforts related to MammothTape™ drives and investments in new automation products. During 1999, we contracted with Hitachi for the development of technology related to future generations of MammothTape ™ drives and manufacturing of the M2™ drive. During 2000 and 199i9, we incurred $3.5 million and $2.2 million, respectively, of engineering expenses under these contracts. Investments in automation products included the integration of M2™ drives, as well as the development of a new family of mid-sized libraries that incorporates MammothTape™, DLTtape™, LTO™ Ultrium™ and AIT technologies. We shipped new MammothTape™ and LTO™ Ultrium™ products from this family during the second half of 2000. Other automation products from this family are expected to begin shipping in 2001.

Other income (expense), net consists primarily of interest income and expenses, foreign currency remeasurement and transaction gains and losses and other miscellaneous items. Other expense for 2000 was $842,000 compared to income of $1.2 million in 1999. The increase in expenses is due primarily to unfavorable changes in remeasurement and transaction gains and losses, and decreased interest income due to lower cash and investment balances. Net foreign exchange losses related to remeasurements of foreign subsidiary accounts to U.S. dollars were $860,000 in 2000, compared to $207,000 in 1999. Net foreign exchange losses related to foreign currency transactions were $1.2 million in 2000 compared to $686,000 in 1999.

The benefit (provision) for income taxes for 2000 was 3.7% of loss before taxes compared to (72.7)% of loss before taxes in 1999. As of the second quarter of 1999, we recorded a deferred tax valuation reserve for 100% of total gross deferred tax assets. Based on our evaluation of all available evidence, both positive and negative, we believe it is more likely than not that our gross deferred tax assets of $70.7 million will not be realized. The minimum amount of future taxable income required to fully realize these assets is $189.5 million.

At December 30, 2000, we had domestic net operating loss carryforwards of $112.1 million, which expire between 2018 and 2020, available to offset future taxable income. Our use of $6.0 million of the carryforwards is subject to an annual limitation of $670,000 through 2005. We can carry forward foreign net operating losses indefinitely. In addition, we have unused tax credits related to our research and development activities of $4.4 million which expire between 2012 and 2020. We also have alternative minimum tax credits of $1.1 million, which we can carry forward indefinitely.

Basic and diluted net loss per share for 2000 was $1.83 per share compared to basic and diluted net loss per share of $3.97 for 1999. Excluding restructuring charges for both years, the basic and diluted net loss per share for 2000 was $1.66 compared to $3.86 for 1999. Our decreased net loss in 2000 over 1999 was due to the increase in the deferred tax valuation reserve during 1999. Excluding restructuring charges, our pretax loss decreased $10.2 million to $38.5 million in 2000 from $48.7 million in 1999. This decrease was a result of improved margins.

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

     -     Sales of current DLTtape™ libraries increased to $12.7 million in 1999 from $6.1 million in 1998. We introduced our first DLTtape™ library in 1997 and increased our DLTtape™ offerings during 1998 and 1999.

     -     Sales allowances decreased to $7.6 million in 1999 from $11.5 million in 1998, having a positive impact on net sales. The decrease resulted from a lower emphasis placed on the use of sales rebates, as well as the final sell-off of desktop products in early 1998, which required a high level of sales incentives.

During 1999, our sales shifted to reseller customers from OEM customers. Our sales to reseller customers in 1999 decreased by 9.5% in absolute dollars over 1998. Our sales to OEM customers decreased by 36% in 1999 over 1998. We undertook a number of initiatives in 1999 to position ourselves in the reseller channel in anticipation of the introduction of the M2™ drive late in the year.

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

Our gross margin percentage decreased to 17.9% in 1999 compared to 27.5% in 1998. Excluding restructuring charges, the 1999 gross margin was 18.2%. Gross margins were negatively impacted by lower net sales, which were tied to a relatively fixed manufacturing cost structure. During 1999, we had more plant capacity than we were using to support current manufacturing volumes. Additionally, lower pricing on products approaching end-of-life status negatively impacted product margins. Gross margins in 1999 were negatively impacted by approximately $2.3 million due to difference in the dollar/yen exchange rate whereas 1998 gross margins were positively impacted by approximately $2.5 million as a result of these exchange rate differences.

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

Research and development expenses increased to $35.7 million and 16.0% of sales in 1999 from $29.9 million and 10.4% of sales in 1998. Without restructuring charges, 1999 expenses were $35.4 million and 15.9% of net sales. Spending increased in 1999 to support the development and release of the M2™ tape drive, which we first sold in the fourth quarter. In addition, we contracted with Hitachi for the development of technology related to future generations of MammothTape™ drives and manufacturing of the M2™ drive. During 1999, we incurred $2.2 million of engineering expenses under these contracts.

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

The income tax provision for 1999 of $37.2 million compared to a $3.4 million tax benefit in 1998. As of the second quarter of 1999, the Company recorded a deferred tax valuation allowance equal to 100% of total deferred tax assets. Management considered a number of factors, including the Company's cumulative operating losses over the prior three years, short-term projected losses due to the impact of delays in the release of the M2™ product, as well as certain offsetting positive factors. Management concluded that a valuation allowance was required for 100% of the total deferred tax assets as it is more likely than not that the deferred tax assets will not be realized. The minimum amount of future taxable income required to fully realize these assets is estimated to be $146.6 million. See Note 6 of Notes to Consolidated Financial Statements.

Basic and diluted net loss per share for 1999 was $3.97 compared to basic and diluted net loss per share of $0.12 per share for 1998. Excluding restructuring charges in 1999, basic and diluted net loss per share was $3.86. The increased loss in 1999 was due to lower revenue, lower gross margin percentage and increased research and development expenses.

MARKET RISK

In the ordinary course of our operations, we are exposed to certain market risks, primarily changes in foreign currency exchange rates and interest rates. Uncertainties that are either nonfinancial or nonquantifiable, such as political, economic, tax, other regulatory or credit risks are not included in the following assessment of our market risks.

Foreign Currency Exchange Rates

We have foreign subsidiaries whose operations expose us to foreign currency exchange rate changes (See Note 1 of Notes to Consolidated Financial Statements). Changes in foreign currency exchange rates could impact remeasurement of our foreign denominated assets and liabilities into U.S. dollars and our future earnings and cash flows from transactions denominated in different currencies. At December 30, 2000, 5.3% of our total assets were denominated in foreign currencies. During 2000, 0.7% of revenue and 11.1% of operating expenses were denominated in foreign currencies. Our exposure to currency exchange rate changes is diversified due to the number of different countries in which we conduct business. We have subsidiaries in Germany, The Netherlands, Japan, Singapore and Canada whose books of record are maintained in their local currency. Foreign currency gains and losses will continue to result from fluctuations in the exchange rates of these subsidiaries' operations compared to the U.S. dollar thereby impacting future operating results.

We purchase certain inventory components and services, denominated in yen, from Japanese manufacturers. We settle such payments at the prevailing spot rate. We prepared sensitivity analyses of our exposures from foreign assets as of December 30, 2000, and of exposure from anticipated foreign revenue, and operating expenses in 2001 using historical data and anticipated future activity to assess the impact of hypothetical changes in foreign currency exchange rates. Based upon the results of these analyses, we estimate that a hypothetical 10% unfavorable change in foreign currency exchange rates from the 2000 year end rates could have a $550,000 impact on net assets, a $160,000 impact on net sales and a $1.0 million impact on operating expenses. These risks are materially similar to the risks presented in the prior year, and could have a material effect on our results of operations, cash flows or financial condition for the next year.

We have also prepared sensitivity analyses of our exposure related to yen denominated purchases. Using a hypothetical 10% unfavorable change in the dollar/yen exchange rate from the year end rate, and projected 2001 purchases denominated in yen, we estimate a potential $2.9 million impact on 2001 purchases. The impact could affect a combination of net income and inventory, and could have a material effect on our results of operations, cash flows or financial condition for the next year.

Interest Rates

At December 30, 2000, we had $12.3 million outstanding against our line of credit. We pay interest on this line of credit at the lower of the bank's prime rate +1% or "LIBOR" + 3%. As a result, fluctuations in interest rates could impact our interest expense related to this line of credit. In 2000, our interest rate exposure was related to interest income on our investments and cash equivalents, which included held-to-maturity debt securities with maturity dates of ten months or less.

We prepared sensitivity analyses of our exposure to interest rate fluctuations to assess the impact of a hypothetical change in interest rates. Based on the results of these analyses, we estimate that a hypothetical 10% unfavorable change in interest rates from the 2000 year end rates could have a $250,000 impact on results of operations. This risk is materially similar to the interest risk presented in the prior year, and could have a material effect on our results of operations, cash flows or financial condition for the next year.

LIQUIDITY AND CAPITAL RESOURCES

During 2000, we expended $34.8 million of cash for operating activities, borrowed a net amount of $12.3 million against our line of credit, received $1.6 million from the issuance of common stock to employees, expended $9.4 million on capital equipment, paid $2.1 million on long-term liabilities, received $734,000 from the sale of fixed assets and had cash overdrafts of $2.3 million. Together, these activities decreased our cash and short-term investments by $29.4 million to a year-end balance of $3.2 million. Our working capital decreased to $27.0 million at December 30, 2000. Inventories increased $13.3 million from 1999 to 2000 due to: (1) lower than anticipated revenues, particularly related to sales of M2™ drives, (2) increased inventory levels required during the transition phase of our manufacturing outsourcing to Hitachi, and (3) a build up of library inventories in preparation for the introduction of several new library products.

In May 2000, we entered into a new bank line of credit agreement with Congress Financial Corporation, a subsidiary of First Union Bank Corporation. This agreement expires in May 2003. Originally, this agreement allowed borrowings up to the lesser of 80% of eligible accounts receivable or $20.0 million. In February 2001, this agreement was amended to increase the borrowing limit to $25.0 million. As of the date of the amendment, $19.6 million was available to borrow under the agreement. This amendment also added 25% of eligible finished goods inventory to the borrowing base. Eligible accounts receivable excludes invoices greater than 60 days past due, some foreign receivables and other items identified in the agreement. Eligible finished goods inventory excludes slow moving inventory and other items identified in the agreement. Collateral for this agreement includes accounts receivable and inventory, as well as certain off balance sheet assets.

The line of credit prohibits the payment of dividends without prior bank approval and has a minimum net worth covenant, and certain other covenants. The agreement contains certain acceleration clauses that may cause any outstanding balance to become immediately due in the event of default. As of December 30, 2000, the entire $20.0 million was available to borrow, $12.3 million in borrowings were outstanding and we were in compliance with all covenants. The amount available to borrow under the line of credit varies each day based upon the levels of the underlying inventories and accounts receivable.

Borrowings under the line of credit bear interest at the lower of the bank's prime rate +1% or "LIBOR" + 3%. As a result, any significant fluctuations in the prime rate or LIBOR would impact our interest expense related to borrowings under this line of credit. Offsetting the amount available under the line of credit is a letter of credit, which collateralizes certain leasehold improvements made by our subsidiary in Germany. This letter is currently for DM 1,000,000 and decreases by DM 100,000 in August of each year until it is fully depleted.

We have incurred operating losses over the last four years. The losses incurred in 2000 are attributed to continued revenue shortfalls from our business operating plan, primarily in drives and media, resulting in a build up of inventories and creating liquidity constraints. Additionally, as of December 30, 2000, we had only $7.7 million of remaining borrowing capacity under our line of credit.

As of March 31, 2001, we were in violation of the tangible net worth covenant of the line of credit agreement. On April 12, 2001, the lender waived the covenant violation.

As a result of the above, we are currently reassessing our business and investigating various strategic alternatives that could increase our liquidity. These alternatives may include one or more of the following:

     -     sale of all or part of our operating and off-balance sheet assets;

     -     restructuring of current operations;

     -     additional equity infusions; or

     -     strategic alliance, acquisition or merger.

We have engaged an investment banker to assist in this process and will continue to explore these and other options that would provide additional capital for our objectives and operating needs. Should we be unsuccessful in achieving one or more of these actions, it is possible that we may be unable to achieve our currently contemplated business objectives or establish enough funds to support our operations, which could affect our ability to continue as a going concern. Also, as a result of our current liquidity constraints, the report of our independent accountants on our consolidated financial statements contains an explanatory paragraph related to this matter.

On April 12, 2001, the Company entered into an agreement with a private investor, whereby the Company agreed to issue 1,500,000 shares of Series G Preferred Stock to the investor for total proceeds of $3,000,000. The preferred stock is convertible, at the option of the holder, into a number of shares of common stock equal to the original issue price of the preferred, $2.00, divided by $2.40. The dividends accrue at a rate of 9% per annum and are compounded if not paid. Dividends must be paid in cash, except that they may be paid in shares of Common Stock, at a price of $2.00 per share, if we are prohibited from paying cash dividends under any agreement in place as of April 16, 2001. Our bank line of credit agreement with Congress Financial Corporation currently prohibits the payment of cash dividends. See Note 14 of Notes to Consolidated Financial Statements.

We currently expect to purchase $5.1 million of fixed assets during 2001. However, this may change if we accomplish any of the strategic actions described above.

RESTRUCTURINGS

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

Approximately $360,000 in severance and related costs and $139,000 of other costs were paid during 2000. Employment at EMG was reduced by forty employees. The fixed asset writedown resulted from a decision to immediately terminate the manufacture of M2 ™ recording heads, take the underlying assets out of service and hold those assets for sale. Our actual losses on sales of fixed assets were $333,000 lower than expected. Approximately $2.2 million in accrued liabilities remain at December 30, 2000 for lease payments due on excess facilities, severance and related costs.

We anticipate future annual savings of approximately $3.4 million related to this restructuring. We further anticipate that most of the remaining amounts owed will be paid by the middle of 2002.

The following table summarizes our restructuring reserve activity for 2000:

(In thousands)	Severance and Related	Excess Facilities	Inventory Write- Down	Fixed Asset Write Down	Other	Total
Restructuring charges	$1,613	$718	$879	$389	$300	$3,899
Asset write downs	--	--	(879)	--	--	(879)
Loss on sale of assets	--	--	--	(56)	--	(56)
Cash payment	(360)	--	--	--	(139)	(499)
Additional charges/ reclassifications	74	41	--	(333)	(55)	(273)

Balance, December 30, 2000	$1,327	$759	--	--	$106	$2,192

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

The following table summarizes the activity related to the 1999 restructuring reserve:

(In thousands)	Severance and Related

Restructuring charges	$2,446
Cash payments	(2,154)
Balance, January 1, 2000	292
Cash payments	(292)
Balance, December 30, 2000	$--

In March 2001, the Company completed a reduction in its workforce in order to reduce expenses, minimize ongoing cash consumption and to simplify its management structure. These reductions reduced the workforce by approximately 235 persons and will result in a severance charge to operations in the first quarter of 2001 of approximately $498,000.

Item 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information concerning the Company's market risk is incorporated by reference from Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation," under the caption, "Market Risk."

Item 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Page
Report of Independent Accountants	49

Consolidated Balance Sheets - December 30, 2000 and January 1, 2000	50

Consolidated Statements of Operations - for the fiscal years ended December 30, 2000, January 1, 2000 and January 2, 1999	51

Consolidated Statements of Changes in Stockholders' Equity - for the fiscal years ended December 30, 2000, January 1, 2000 and January 2, 1999	52

Consolidated Statements of Cash Flows - for the fiscal years ended December 30, 2000, January 1, 2000 and January 2, 1999	53-54

Notes to Consolidated Financial Statements	55-69

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Exabyte Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)1 on page 77, present fairly in all material respects, the financial position of Exabyte Corporation and its subsidiaries at December 30, 2000 and January 1, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)2 on page 77 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses and negative cash flows from operations and has an accumulated deficit of $27,377,000 at December 30, 2000. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PricewaterhouseCoopers LLP
---------------------------------------
PricewaterhouseCoopers LLP

Denver, Colorado
April 16, 2001

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 30, 2000	January 1, 2000
ASSETS
Current assets:
Cash and cash equivalents	$ 3,159	$ 25,610
Short-term investments	90	7,039
Accounts receivable, net	37,412	37,163
Inventories, net	40,143	26,805
Other current assets	2,807	4,927

Total current assets	83,611	101,544

Property and equipment, net	18,754	24,708
Other long-term assets	1,427	1,024

Total long-term assets	20,181	25,732

	$103,792	$127,276

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, including book overdrafts of $2,343 and $0, respectively	$ 26,944	$ 23,327
Accrued liabilities	14,557	13,815
Accrued income taxes	633	1,877
Current portion of long-term obligations	2,147	2,931
Line of credit	12,307	--

Total current liabilities	56,588	41,950
Long-term liabilities:
Warranties	6,679	5,658
Other long-term obligations	1,467	912
Commitments and contingencies (Notes 7, 11 and 12)
Stockholders' equity:
Preferred stock, $.001 par value; 14,000 shares authorized; no shares issued and outstanding	--	--
Common stock, $.001 par value; 50,000 shares authorized; 23,234 and 22,886 shares issued	23	23
Capital in excess of par value	69,154	67,584
Treasury stock, at cost, 455 shares	(2,742)	(2,742)
Retained earnings (accumulated deficit)	(27,377)	13,891
Total stockholders' equity	39,058	78,756
	$103,792	$127,276

The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Fiscal Years Ended
	December 30, 2000	January 1, 2000	January 2, 1999

Net sales	$221,742	$222,827	$286,505
Cost of goods sold	172,085	182,875	207,604

Gross profit	49,657	39,952	78,901

Operating expenses:
Selling, general and administrative	54,709	56,650	56,978
Research and development	36,530	35,725	29,888

Loss from operations	(41,582)	(52,423)	(7,965)

Other income (expense):
Interest income	1,056	2,646	2,393
Interest expense	(686)	(477)	(607)
Foreign exchange gains (losses), net	(2,024)	(893)	(194)
Other	812	(41)	224

Loss before income taxes	(42,424)	(51,188)	(6,149)

(Provision) benefit for income taxes	1,570	(37,219)	3,382
Equity interest in net loss of investee	(414)	--	--

Net loss	$(41,268)	$(88,407)	$ (2,767)

Basic and diluted net loss per share	$(1.83)	$(3.97)	$ (0.12)

Common shares used in the calculation of basic and diluted net loss per share	22,560	22,256	22,285

The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(In thousands, except per share data)

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Capital In Excess of Par Value	Retained Earnings (Accumulated Deficit)

Balance, January 3, 1998	22,466	$22	(15)	$ (9)	$65,718	$105,065

Common stock options exercised ($.50 to $9.00 per share	19	--	--	--	94	--
Common stock issued pursuant to the Employee Stock Purchase Plan ($4.68 and $5.95 per share)	162	1	--	--	853	--
Tax effect of disqualifying dispositions of common stock	--	--	--	--	28	--
Purchases of treasury stock	--	--	(440)	(2,733)	--	--
Net loss for the year	--	--	--	--	--	(2,767)

Balance, January 2, 1999	22,647	23	(455)	(2,742)	66,693	102,298
Common stock options exercised ($1.00 to $6.81 per share)	33	--	--	--	202	--
Common stock issued pursuant to the Employee Stock Purchase Plan ($3.30 and $3.40 per share)	206	--	--	--	689	--
Net loss for the year	--	--	--	--	--	(88,407)

Balance, January 1, 2000	22,886	23	(455)	(2,742)	67,584	13,891

Common stock options exercised ($3.97 to $9.00 per share)	143	--	--	--	880	--
Common stock issued pursuant to the Employee Stock Purchase Plan ($2.92 to $3.83 per share)	205	--	--	--	690	--
Net loss for the year	--	--	--	--	--	(41,268)

Balance, December 30, 2000	23,234	$23	(455)	$(2,742)	$69,154	$(27,377)

The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Years
	December 30, 2000	January 1, 2000	January 2, 1999
Cash flows from operating activities:
Cash received from customers	$221,550	$223,624	$291,422
Cash paid to suppliers and employees	(258,653)	(249,910)	(269,301)
Interest received	1,223	2,628	2,314
Interest paid	(686)	(477)	(607)
Income taxes paid	(111)	(297)	(1,093)
Income tax refund received	1,865	663	11,771
Net cash (used) provided by operating activities	(34,812)	(23,769)	34,506

Cash flows from investing activities:
Purchase of short-term investments	(2,051)	(41,000)	(69,275)
Proceeds from the sale of short-term investments	9,000	48,106	56,600
Capital expenditures	(9,456)	(11,002)	(9,414)
Proceeds from the sale of fixed assets	734	--	--
Net cash used by investing activities	(1,773)	(3,896)	(22,089)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,570	891	948
Purchase of treasury stock	--	--	(2,733)
Cash overdraft	2,343	--	--
Borrowings under line of credit	87,345	--	--
Payments under line of credit	(75,038)	--	--
Principal payments on long-term
Obligations	(2,086)	(4,187)	(1,075)
Net cash provided (used) provided by financing activities	14,134	(3,296)	(2,860)

Net (decrease) increase in cash and cash equivalents	(22,451)	(30,961)	9,557
Cash and cash equivalents at beginning of year	25,610	56,571	47,014

Cash and cash equivalents at end of year	$3,159	$25,610	$56,571

The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Years
	December 30, 2000	January 1, 2000	January 2, 1999

Reconciliation of net loss to net cash (used) provided by operating activities:
Net loss	$(41,268)	$(88,407)	$(2,767)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Depreciation, amortization and other	14,281	15,648	16,619
Net liabilities assumed by equity investee	1,715	--	--
Write-down of assets	1,459	--	1,961
Deferred income tax provision (benefit)	--	36,945	(7,367)
Provision for losses and reserves on accounts receivable	6,429	6,666	8,521
Equity in loss of investee	414	--	--

Change in assets and liabilities:
Accounts receivable	(6,679)	(5,815)	(4,958)
Inventories, net	(14,592)	192	17,554
Income tax receivable	1428	1,132	13,310
Other current assets	691	804	1,566
Other assets	(60)	15	(43)
Accounts payable	1,274	7,295	2,040
Accrued liabilities	742	(187)	(11,944)
Accrued income taxes	(2,661)	(493)	1,353
Other long-term obligations	2,015	2,436	(1,339)

Net cash (used) provided by operating activities	$(34,812)	$(23,769)	$34,506

Supplemental schedule of non-cash
investing and financing activities:
Notes payable issued to purchase property and equipment and services	$ --	$ 2,092	$ 1,102
Income tax benefit of disqualifying dispositions of common stock	--	--	28
Capital lease obligations	929	--	904

The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Operations And Summary Of Significant Accounting Policies

Exabyte Corporation ("Exabyte" or the "Company") was incorporated on June 5, 1985 under the laws of the state of Delaware. Exabyte designs, manufactures and markets a full range of 8mm and MammothTape™ tape drives as well as 8mm, MammothTape™, DLTtape™, AIT, and LTO™ Ultrium™ automated tape libraries. Exabyte also provides its own brand of recording media and provides worldwide service and customer support to its customers and end users. The Company reports its results of operations on the basis of a fiscal year of 52 or 53 weeks ending on the Saturday closest to December 31. There were 52 weeks in all years presented.

Financial Condition

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses of $41.3 million, $88.4 million and $2.8 million in fiscal 2000, 1999 and 1998, respectively, negative cash flows from operations of $34.8 million and $23.8 million in fiscal 2000 and 1999, respectively, and has an accumulated deficit of $27.4 million as of December 30, 2000. The losses incurred in 2000 are attributed to continued revenue shortfalls from the Company's business operating plan, primarily in drives and media, resulting in a build up of inventories and creating liquidity constraints. Additionally, as of December 30, 2000, the Company had only $7.7 million of remaining borrowing capacity under its line of credit. Subsequent amendment to this line increased the borrowing limit from $20.0 million to $25.0 million, and added certain collateral to the borrowing base. On the date of the amendment of the line, the amount available to borrow was $19.6 million. This amount changes daily based upon the levels of the underlying inventory and receivables.

The above factors raise substantial doubt about whether the Company can continue as a going concern. Therefore, the Company is currently reassessing its business and investigating various strategic alternatives that would result in increased liquidity. These alternatives may include one or more of the following:

     -     sale of all or part of our operating and off-balance sheet assets;

     -     restructuring of current operations;

     -     additional equity infusions; or

     -     strategic alliance, acquisition or merger.

The Company has engaged an investment banker to assist in this process and will continue to explore these and other options that would provide additional capital for longer-term objectives and operating needs. It will be necessary for the Company to take one or more of these actions in order to have sufficient funds to support its operations. Should the Company not be successful in achieving one or more of these actions, it is possible that the Company may not be able to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. See Note 14 of Notes to Consolidated Financial Statements.

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

Foreign Currency Transactions and Remeasurement

The U.S. dollar is the functional currency of the consolidated corporation including its subsidiaries. For the Company's foreign subsidiaries, monetary assets and liabilities are remeasured into U.S. dollars using the exchange rates in effect at the balance sheet date and non-monetary assets are remeasured at historical rates. Results of operations are remeasured using the average exchange rates during the period. The Company recorded net foreign exchange losses related to these remeasurements of $860,000, $207,000 and $230,000 in 2000, 1999 and 1998, respectively. From time to time, the Company enters into transactions that are denominated in foreign currencies. These transactions are translated at the prevailing spot rate upon payment and recorded in the operating account to which the payment relates. Accounts receivable and payable from subsidiaries denominated in foreign currencies are translated at each period end using period end rates and transaction gains and losses are recorded. The Company recorded net foreign exchange (gains) losses related to these transactions of $1,164,000, $686,000 and $(36,000) in 2000, 1999 and 1998, respectively.

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

Since 1998, the Company has not entered into any foreign currency forward contracts or other derivative instruments to hedge inventory transactions. Accordingly, there were no such instruments outstanding at December 30, 2000 and January 1, 2000.

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued liabilities, borrowings under the Company's line of credit and the current portion of long-term obligations in the consolidated financial statements approximate fair value because of the short-term maturity of these instruments. The fair value of long-term obligations for notes payable and capital leases was estimated by discounting the future cash flows using market interest rates and does not differ significantly from the amounts reflected in the consolidated financial statements.

Comprehensive Income

The Company has no items of comprehensive income.

Concentration of Credit Risk

The Company's customers include OEMs, resellers and end users. Financial instruments which potentially subject the Company to concentrations of credit risk are primarily accounts receivable, cash equivalents and short-term investments. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. At December 30, 2000 and January 1, 2000, one customer accounted for approximately 27% and 21%, respectively, of net accounts receivable. Another customer accounted for 18% and 15%, respectively, of net accounts receivable at December 30, 2000 and January 1, 2000. At December 30, 2000, a third customer accounted for 11% of net accounts receivable. At January 1, 2000, a fourth customer accounted for 10% of net accounts receivable. No other customers accounted for 10% or more of net accounts receivable at year-end for the two years presented. Accounts receivable are summarized as follows:

	December 30, 2000	January 1, 2000
(In thousands)

Accounts receivable	$44,825	$45,018
Less: reserves and allowance for non-collection	(7,413)	(7,855)
	$37,412	$37,163

Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. There were no such cash equivalents at December 30, 2000. Such cash equivalents aggregated $18,797,000 at January 1, 2000.

The Company periodically invests in held-to-maturity debt securities, which are recorded at amortized cost. These include corporate bonds, government bonds and certificates of deposit. At December 30, 2000 and January 1, 2000, these investments had maturity dates of ten months or less. There were no unrealized gains or losses on such investments for the three years ended December 30, 2000.

Inventories

Inventories are stated at the lower of cost or market, cost being determined by the first-in, first-out method, and include material, labor and manufacturing overhead. Inventories are presented net of reserves for excess quantities and obsolescence of $7,301,000 and $9,569,000 at December 30, 2000 and January 1, 2000, respectively, and consist of the following:

	December 30, 2000	January 1, 2000
(In thousands)
Raw materials and component parts	$23,361	$15,694
Work-in-process	1,817	1,874
Finished goods	14,965	9,237
	$40,143	$26,805

Depreciation and Amortization

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective depreciable assets. Software, computers, furniture and machinery/ equipment are depreciated over three years. Leasehold improvements are amortized on a straight-line basis over the useful life of the asset or the lease term (three to twelve years). Maintenance and repairs are expensed as incurred and improvements are capitalized.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was $4,830,000, $4,243,000 and $7,626,000 in 2000, 1999 and 1998, respectively.

Research and Development Costs

All research and development costs are expensed as incurred.

Net Income (Loss) Per Share

Basic net income (loss) per common share is based on the weighted-average number of shares of common stock outstanding during each respective period. Diluted net income (loss) per common share adds to basic weighted shares the weighted-average number of shares of potential common shares (dilutive stock options) outstanding during each respective period. Proceeds from the exercise of the potential common shares are assumed to be used to repurchase outstanding shares of the Company's common stock at the average fair market value during the period. In a period in which a loss is incurred, only the weighted-average number of common shares is used to compute the diluted loss per share, as the inclusion of potential common shares would be anti-dilutive. In all years presented, basic shares equal diluted shares because inclusion of potential common shares would be anti-dilutive.

Options to purchase 3,371,000, 2,941,000 and 2,742,000 shares of common stock were excluded from dilutive stock option calculations for 2000, 1999 and 1998, respectively, because their exercise prices were greater than the average fair market value of the Company's stock for the period, and as such they would be anti-dilutive.

In addition, for 2000, 1999 and 1998, options to purchase 1,249,000, 1,099,000, and 1,102,000 shares of common stock, respectively, were excluded from the diluted computation above because of their anti-dilutive effect on net loss per share. Inclusion of these shares would have resulted in additional dilutive stock options outstanding of 300,000, 45,000, and 117,000, respectively.

Since December 30, 2000, the Company has issued 3,747,000 stock options with exercise prices between $2.09 and $2.59, which could have a dilutive effect on future diluted net income per common share.

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

Reclassifications

Certain reclassifications have been made to historical information to correspond to the 2000 financial statement presentation.

New Accounting Pronouncements

In June of 1998 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and for Hedging Activities" ("SFAS 133"). SFAS 133, as amended, requires the Company to recognize all derivatives on the balance sheet at fair value. The gains or losses resulting from changes in the fair value of derivative instruments will either be recognized in current earnings or in other comprehensive income, depending on the use of the derivative and whether the hedging instrument is effective or ineffective when the hedging instrument changes in fair value. The Company will adopt SFAS No. 133 effective for the first quarter 2001. Management anticipates that the adoption of SFAS No. 133, as amended, will not have a future material impact on its consolidated financial position, results of operations, or cash flows as it does not currently anticipate entering into derivative instruments.

Note 2 - Property And Equipment

Property and equipment consist of the following:

	December 30, 2000	January 1, 2000
(In thousands)
Equipment and furniture	$69,880	$108,056
Equipment under capital leases	2,599	1,826
Leasehold improvements	20,869	17,572
Less: accumulated depreciation and amortization	(74,594)	(102,746)

	$ 18,754	$ 24,708

Depreciation expense was $12,834,000, $15,583,000 and $16,619,000 in 2000, 1999 and 1998, respectively. Accumulated amortization of equipment under capital leases was $1,799,000 and $1,446,000 at December 30, 2000 and January 1, 2000, respectively. Amortization of equipment under capital leases is included in depreciation expense. In 2000, the Company incurred restructuring charges, which included fixed asset write-downs (see Note 11).

Note 3 - Accrued Liabilities

Accrued liabilities consist of the following:

	December 30, 2000	January 1, 2000
(In thousands)
Wages and employee benefits	$ 7,610	$ 6,083
Warranty costs, current portion	2,676	3,536
Other	4,271	4,196

	$14,557	$13,815

Note 4 - Debt

Line of Credit

In May 2000, the Company entered into a new bank line of credit agreement with Congress Financial Corporation ("Congress"), a subsidiary of First Union Bank Corporation which expires May 16, 2003. Originally, this agreement allowed borrowings up to the lesser of 80% of eligible accounts receivable or $20.0 million. In February 2001, this agreement was amended to increase the borrowing limit to $25.0 million. This amendment also added 25% of eligible finished goods inventory to the borrowing base. On the date of the amendment of the line, the overall amount available to borrow was $19.6 million. This amount changes daily based upon the levels of the underlying inventories and accounts receivable. Eligible accounts receivable excludes invoices greater than 60 days past due, some foreign receivables and other items identified in the agreement. Eligible finished goods inventory excludes slow moving inventory and other items identified in the agreement. Collateral for this agreement includes accounts receivable and inventory, as well as certain off balance sheet assets.

Borrowings under the line of credit bear interest at the lower of the bank's prime rate +1% or "LIBOR" + 3%. Offsetting the amount available under the line of credit is a letter of credit, which collateralizes certain leasehold improvements made by the Company's subsidiary in Germany. This letter is currently for DM 1,000,000 and decreases by DM 100,000 in August of each year until it is fully depleted.

The line of credit prohibits the payment of dividends without prior bank approval, has a minimum net worth covenant, and contains certain other covenants. The agreement contains certain acceleration clauses that may cause all outstanding amounts to become immediately due in the event of default. As of December 30, 2000, $12,307,000 in borrowings were outstanding and the Company had $7,693,000 of remaining borrowing capacity. The Company was in compliance with all covenants at December 30, 2000. See Note 14 of Notes to Consolidated Financial Statements.

Long-Term Obligations

In 1999 and 1998, the Company entered into notes payable for $2,092,000 and $1,102,000, respectively to finance the purchase of certain equipment, computer software and services. The 1999 note payable requires quarterly installments of interest (7.2%) and principal through April 2001. The 1998 note payable requires monthly installments of interest (7.7%) and principal through January 2001 and is collateralized by the respective equipment. The Company has also entered into capital lease obligations related to the acquisition of certain equipment. Other long-term obligations also include the long-term portion of estimated warranty obligations and deferred revenue on on-site warranty contracts.

The following represents future payments pursuant to these obligations as of December 30, 2000:

	Warranty	Notes Payable	Capital Lease Obligations	Deferred Revenue	Other	Total
(In thousands)

2001	$ --	$297	$397	$1,505	$ --	$2,199
2002	2,056	--	297	416	40	2,809
2003	4,623	--	118	133	--	4,874
2004	--	--	84	63	--	147
2005	--	--	42	62	--	104
Thereafter	--	--	--	273	--	273
	6,679	$297	938	2,452	40	10,406
Less: amount representing interest	--	(5)	(108)	--	--	(113)
Present value of payments	6,679	292	830	2,452	40	10,293
Less: current portion	--	(292)	(350)	(1,505)	--	(2,147)
	$6,679	$--	$480	$947	$40	$8,146

Interest expense aggregated $686,000, $477,000 and $607,000 in 2000, 1999 and 1998, respectively.

Note 5 - Capital Stock And Stock Compensation Plans

At December 30, 2000, the Company had three stock-based compensation plans. The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for options granted at fair market value under its fixed stock option plans and its stock purchase plan. Had compensation cost for the Company's three stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Company's pro forma results of operations and pro forma net loss per share would have been as follows:

(In thousands, except per share data)	2000	1999	1998
Net loss:
As reported	$(41,268)	$(88,407)	$(2,767)
Pro forma	$(44,634)	$(90,558)	$(5,929)
Basic and diluted net loss per share:
As reported	$(1.83)	$(3.97)	$(0.12)
Pro forma	$(1.98)	$(4.07)	$(0.27)

In all years presented, basic loss per share equals diluted loss per share because inclusion of potential common shares would be anti-dilutive due to the Company's net losses.

Fixed Stock Option Plans

Under the Incentive Stock Plan, the Company may grant options to its employees and directors for up to 9,500,000 shares of common stock. Under the 1997 Non-Officer Stock Option Plan, the Company may grant options to its employees (who are not officers or directors) for up to 5,000,000 shares of common stock. Under both plans, options are granted at an exercise price not less than the fair market value of the stock on the date of grant. The options vest over periods up to 50 months and expire 10 years after the date of grant, except in the event of the termination or death of the employee, whereupon vested shares must be exercised within 90 days or six months, respectively, or they are canceled.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2000	1999	1998
Estimated dividends	none	none	none
Expected volatility	76%	57%	57%
Risk-free interest rate	5.6%-6.8%	4.7%-6.6%	4.4%-5.9%
Expected life from vest date (years)	0.32	0.28	0.29

A summary of the status of the Company's fixed stock option plans as of December 30, 2000, January 1, 2000 and January 2, 1999, and changes during the years then ended is presented as follows:

	2000		1999		1998
	Shares (000s)	Weighted- Avg. Exercise Price	Shares (000s)	Weighted Avg. Exercise Price	Shares (000s)	Weighted- Avg. Exercise Price

Outstanding at beginning
of year	4,040	$11.26	3,844	$13.32	3,698	$15.98
Granted	1,940	7.32	1,462	5.30	1,326	7.09
Exercised	(143)	6.15	(33)	6.16	(19)	5.07
Forfeited	(1,217)	10.06	(1,233)	10.76	(1,161)	14.82

Outstanding at end of year	4,620	$10.08	4,040	$11.26	3,844	$13.32

Options exercisable at year end	2,643	$12.51	2,394	$14.29	2,215	$15.97
Weighted-average fair value of options granted during the year		$3.73		$2.12		$2.86

The following table summarizes information about fixed stock options outstanding at December 30, 2000:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (000's)	Weighted-Avg. Remaining Contractual Life	Weighted-Avg. Exercise Price	Number Exercisable (000's)	Weighted-Avg. Exercise Price
$ 3.97- 6.19	1,205	8.7 years	$ 5.32	378	$ 5.29
6.44- 7.81	1,709	8.4 years	7.44	682	7.17
8.00-17.13	1,159	5.1 years	13.14	1,037	13.47
17.50-35.63	547	3.2 years	22.35	546	22.35

	4,620	7.0 years	$10.08	2,643	$12.51

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan, the Company is authorized to issue up to 1,500,000 shares of common stock to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the plan, employees may elect to have up to 15% of their gross salaries withheld by payroll deduction to purchase the Company's common stock. The purchase price of the stock is 85% of the lower of market price at the beginning or end of each six-month participation period. Under the plan, employees purchased 205,000, 206,000 and 162,000 shares in 2000, 1999 and 1998, respectively.

The fair value of each stock purchase plan grant is estimated on the date of grant using the Black-Scholes model with the following assumptions:

	2000	1999	1998

Estimated dividends	none	none	none
Expected volatility	76%	57%	57%
Risk-free interest rate	5.4%-6.2%	4.7%-4.9%	4.7%-5.4%
Expected life (years)	0.5	0.5	0.5
Weighted-average fair value of purchase rights granted	$2.18	$1.49	$2.34

Stockholder Rights Plan

The Board of Directors adopted on January 24, 1991 and amended on August 23, 1995 and February 1, 2001, a Stockholder Rights Plan ("Rights Plan") in which preferred stock purchase rights were distributed as a dividend at the rate of one right for each share of Exabyte common stock held as of February 15, 1991. The Rights Plan is designed to deter coercive or unfair takeover tactics and to prevent an acquiring entity from gaining control of the Company without offering a fair price to all of the Company's stockholders. Each right will entitle the holders of the Company's common stock to purchase one one-hundredth of a share of preferred stock at an exercise price of $75, subject to adjustment in certain cases to prevent dilution. The rights are evidenced by the common stock certificates and are not exercisable or transferable apart from the common stock until the earlier of ten days after the date on which a person or group has acquired beneficial ownership of 20% or more of the common stock (an "Acquiring Entity") or ten business days after the public announcement of the commencement of a tender or exchange offer that would result in the Acquiring Entity owning 20% or more of the common stock. Further, the rights generally entitle each right holder (except the Acquiring Entity) to purchase that number of shares of the Company's common stock which equals the exercise price of the right divided by one-half of the current market price of the common stock if any person becomes the beneficial owner of 20% or more of the common stock. If an Acquiring Entity purchases at least 20% of the Company's common stock, but has not acquired 50%, the Board of Directors may exchange the rights (except those of the Acquiring Entity) for one share of common stock per right. In addition, under certain circumstances, if the Company is involved in a merger or other business combination in which the Company is not the surviving corporation, the rights entitle the holder to buy common stock of the Acquiring Entity with a market value of twice the exercise price of each right.

The Company is generally entitled to redeem the rights for $.01 per right at any time until ten days following a public announcement that a 20% stock position has been acquired and in certain other circumstances. The rights, which do not have voting rights, will expire on February 15, 2002, unless redeemed or exchanged earlier by the Company pursuant to the Rights Plan.

Note 6 - Income Taxes

Pretax loss is subject to tax in the following jurisdictions:

(In thousands)
	2000	1999	1998
Domestic	$(40,251)	$ (48,681)	$(5,374)
Foreign	(2,173)	(2,507)	(775)
	$(42,424)	$ (51,188)	$(6,149)

The provision (benefit) for income taxes consists of the following:

(In thousands)
	2000	1999	1998
Current:
Federal	$ (1,417)	$ --	$2,443
State	--	--	1,428
Foreign	(153)	274	114
Deferred:
Federal	--	31,588	(6,180)
State	--	3,182	(1,187)
Foreign	--	2,175	--

	$(1,570)	$37,219	$(3,382)

Total income tax provision (benefit) differs from the amount computed by applying the U.S. federal income tax rate of 35% to loss before income taxes for the following reasons:

	2000	1999	1998
(In thousands)
U.S. federal income tax at statutory rate	$(14,848)	$ (17,916)	$(2,152)
State income taxes, net of federal benefit	(807)	(1,084)	(63)
Valuation allowance	14,599	56,149	--
Research and development Credits	(1,000)	(1,000)	(1,500)
Tax reserves	(1,417)	--	--
Foreign taxes in excess of 35%	608	1,396	376
Other	1,295	(326)	(43)

	$(1,570)	$ 37,219	$(3,382)

Deferred tax assets are attributable to the following:

	December 30, 2000	January 1, 2000
(In thousands)
Current assets:
Warranty reserve	$2,857	$ 2,681
Accounts receivable reserves	2,632	2,772
Inventory reserves	3,740	4,009
Other	2,552	2,367
	11,781	11,829
Less: valuation allowance	(11,781)	(11,829)

	$--	$ --

Noncurrent assets:
Property and equipment	$4,936	$ 4,375
Net operating loss carryforwards:
Domestic	45,332	31,672
Foreign	--	2,000
Credit carryforwards	5,464	4,517
CreekPath investment	1,757	--
Goodwill	814	928
Other	664	828
	58,967	44,320
Less: valuation allowance	(58,967)	(44,320)

	$--	$--

During 2000, the Internal Revenue Service concluded the examination of federal income tax returns for the years 1994 through 1997 which resulted in refunds to the Company of $1,716,00. Of this amount, $1,417,000 pertained to issues for which tax reserves had been recorded in prior years and was recorded as a reduction of this provision for income taxes in the consolidated results of operations for the year ended December 30, 2000.

As of the second quarter of 1999, the Company recorded a deferred tax valuation allowance equal to 100% of total deferred tax assets. Management considered a number of factors, including the Company's cumulative operating losses over the prior three years, short-term projected losses due to the impact of delays in the release of the M2™ product, as well as certain offsetting positive factors. Management concluded that a valuation allowance was required for 100% of the total deferred tax assets as it is more likely than not that the deferred tax assets will not be realized.

At December 30, 2000, domestic net operating loss carryforwards of $112,144,000, which expire between 2018 and 2020, are available to offset future taxable income. Utilization of $6,025,000 of the carryforwards is subject to an annual limitation of $670,000 through 2005. Foreign net operating loss carryforwards may be carried forward indefinitely. In addition, the Company has unused research and development credits of $4,383,000 which expire between 2012 and 2020 and alternative minimum tax credits of $1,080,000 which may be carried forward indefinitely. Limitations on the annual amount of carryforwards which can be utilized could occur should a change in control take place.

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

	Gross Amount	Sublease	Net Amount
(In thousands)
2001	$ 5,520	$115	$ 5,405
2002	4,986	14	4,972
2003	3,890	--	3,890
2004	2,803	--	2,803
2005	1,053	--	1,053
Thereafter	--	--	--

	$18,252	$129	$18,123

Rent expense aggregated $5,770,000, $5,917,000 and $5,971,000 in 2000, 1999 and 1998, respectively.

Note 8 - Employee Benefit Plan

The Company maintains a qualified Section 401(k) Savings Plan which allows eligible employees to contribute up to 15% of their salaries on a pre-tax basis. As of January 1, 2001, Company contributions to the plan are made in conjunction with the bi-weekly payroll and are not discretionary. The Company recorded as expense matching contributions totaling $761,000, and $917,000 in 1999 and 1998, respectively. There were no matching contributions by the Company in 2000. Company contributions are fully vested after four years of employment.

Note 9 - Segment, Geographic and Sales Information

Since 1998 all operations of the Company are considered one operating segment. Therefore, no segment disclosures have been presented. The Company will continue to review the internal reporting structure for future changes that could result in disclosure of additional segments.

The following table details revenues from external customers by geographic area:

	Revenues From External Customers
	2000	1999	1998
(In thousands)
United States	$156,755	$147,149	$201,973
Europe/Middle East	47,370	56,435	63,797
Pacific Rim	13,130	14,715	17,020
Other	4,487	4,528	3,715

	$221,742	$222,827	$286,505

Foreign revenue is based on the country in which the customer is located.

The following table details long-lived asset information by geographic area:

	Long-lived Assets
	December 30, 2000	January 1, 2000	January 2, 1999
(In thousands)
United States	$15,982	$18,281	$22,021
Scotland	3,060	3,703	3,429
Germany	576	3,132	3,313
Pacific Rim	331	331	430
Other	232	285	279

	$20,181	$25,732	$29,472

The following table details revenue by product line:

	2000	1999	1998
(In thousands)
Drives	$83,907	$100,714	$155,325
Libraries	74,308	46,575	56,486
Media	55,874	67,668	67,113
Service, spares and other	14,811	15,450	19,091
Sales allowances	(7,158)	(7,580)	(11,510)
	$221,742	$222,827	$286,505

The following table summarizes sales to major customers:

	Net Sales (In thousands)			% of Total Net Sales
	2000	1999	1998	2000	1999	1998
Ingram Micro	$41,028	$29,967	$36,138	18.5%	13.5%	12.6%
Tech Data	28,965	20,729	21,399	13.0	9.3	7.5
IBM	24,985	33,790	43,405	11.3	15.2	15.2
Sun Microsystems	16,780	24,400	31,505	7.6	11.0	11.0

No other customers accounted for 10% or more of sales in any of these periods.

Note 10 - Quarterly Information (Unaudited)
(In thousands, except per share data)	2000
	Q4	Q3	Q2	Q1
Net sales	$60,752	$60,100	$51,314	$49,576
Gross profit	14,950	11,208	13,286	10,213
Net loss	(6,746)	(11,305)	(9,637)	(13,580)
Basic and diluted net loss per share	(0.30)	(0.50)	(0.43)	(0.60)

(In thousands except per share data)	1999
	Q4	Q3	Q2	Q1
Net sales	$58,617	$53,041	$48,519	$62,650
Gross profit	10,808	7,286	6,319	15,539
Net loss	(11,913)	(17,503)	(55,491)	(3,500)
Basic and diluted net loss per share	(0.53)	(0.78)	(2.50)	(0.16)

Note 11 - Restructuring

During the third quarter of 2000, the Company incurred $3,899,000 in charges related to a restructuring, which will result in the closure of EMG. This restructuring was part of a plan adopted by the Board of Directors on July 24, 2000, which outsourced a number of manufacturing operations to Hitachi. The restructuring decision resulted in: (1) an immediate end to the manufacture of M2™ recording heads by EMG; (2) the planned termination of M2™ scanner manufacturing by EMG by approximately the first quarter of 2001; and (3) the planned shut down of the remaining M1 scanner manufacturing by the middle of 2002. No assets were transferred as a result of the decision to outsource M2™ scanner manufacturing to Hitachi and no technology was transferred. In addition, no write-offs were taken or restructuring charges were incurred in connection with the M2™ scanner outsourcing to Hitachi. There has been no change in the method of accounting from transactions between EMG and the Company and all assets not impacted by the restructuring continue to be depreciated in a consistent manner.

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

Of these restructuring costs, $2,713,000 are included in cost of sales and $1,186,000 are included in research and development costs. Approximately $1,268,000 of the total restructuring costs, which relate to the write-off of excess inventories and capital equipment, do not involve future cash payments.

Approximately $360,000 in severance and related costs and $139,000 of other costs were paid during 2000. Employment at EMG was reduced by 40 employees as of December 30, 2000. The fixed asset writedown resulted from a decision to immediately terminate the manufacture of M2™ recording heads, take the underlying assets out of service and hold those assets for sale. Actual losses on sales of fixed assets were $333,000 lower than expected. Approximately $2,192,000 in accrued liabilities remain at December 30, 2000 for lease payments due on excess facilities, severance and related costs.

The following table summarizes the activity related to this reserve for 2000:

(In thousands)	Severance and Related	Excess Facilities	Inventory Write- Down	Fixed Asset Write Down	Other	Total
Restructuring charges	$1,613	$718	$879	$389	$300	$3,899
Asset write downs	--	--	(879)	--	--	(879)
Loss on sale of assets	--	--	--	(56)	--	(56)
Cash payment	(360)	--	--	--	(139)	(499)
Additional charges/ adjustments	74	41	--	(333)	(55)	(273)

Balance, December 30, 2000	$1,327	$759	--	--	$106	$2,192

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

The following table summarizes the activity related to the 1999 restructuring reserve for 1999 and 2000:

Severance and Related
(In thousands)
Restructuring charges	$2,446
Cash payments	(2,154)
Balance, January 1, 2000	292
Cash payments	(292)
Balance, December 30, 2000	$--

Note 12 - Contingencies

The Company is, from time to time, subjected to certain claims, assertions or litigation by outside parties as part of its ongoing business operations. The outcomes of any such contingencies are not expected to have a material adverse impact on the financial condition or results of the operations of the Company.

During 1999 the Company was engaged in a patent dispute with Ecrix Corporation, whereby the Company alleged unauthorized use of Exabyte patents by Ecrix. When negotiations failed, a series of Complaints and Cross-Complaints were filed by both parties. In June 2000 the parties entered into a settlement agreement. Ecrix agreed to reimburse the Company for $450,000 of legal fees associated with the dispute. In addition, Ecrix issued a $300,000 note payable, which was paid in December 2000, to the Company as well as 400,000 shares of Ecrix Series D Preferred Stock, with an estimated fair value of $0.80 per share. The Company is accounting for the investment in Series D Preferred Stock using the cost method. The investment is included in other long-term assets in the accompanying balance sheet.

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

Note 13 - Investment in CreekPath Systems, Inc.

In December 1999, the Company formed a wholly owned subsidiary, CreekPath Systems Inc. ("CreekPath"), and received 10,000 shares of CreekPath common stock in exchange for $1,000. CreekPath is a developer of solutions, which enable the economical delivery of managed storage services. CreekPath had no operations during 1999.

During 2000, the Company received 8,500,000 shares of CreekPath Series A Convertible Preferred Stock in exchange for the contribution of certain intellectual property and $3,312,000 which includes cash, payment of operating expenses on behalf of CreekPath and fixed assets. Until December 20, 2000, Exabyte owned 100% of the outstanding common and preferred stock of CreekPath. Accordingly, the Company consolidated the results of CreekPath into the Company's financial statements.

On December 20, 2000, CreekPath sold 16,550,000 shares of Series B Convertible Preferred Stock in exchange for (1) the conversion of approximately $2,100,000 in convertible bridge loans with Exabyte, whereby Exabyte received 1,500,000 shares of Series B convertible preferred stock; and (2) $15,500,000 in cash proceeds from outside investors. Of the total offering, 5,000,000 shares were issued to outside investors in January 2001 and the related proceeds of $5,000,000 were received subsequent to year end. As a result of this transaction, Exabyte no longer controlled CreekPath as the Company held less than a majority of the outstanding voting stock. Accordingly, the Company's investment was accounted for on the equity method as of December 20, 2000, on a prospective basis.

Series A and B preferred stock have essentially identical rights which include (1) voting rights identical to common stock; (2) a liquidation preference over common stock; and (3) conversion rights, at the option of the holder, into an equal number of common shares. All of the outstanding common and preferred shares of CreekPath are not registered with the Securities and Exchange Commission under the Securities Act of 1933, as amended, and have further contractual restrictions on subsequent sales.

As of December 30, 2000 and for the fiscal year then ended, CreekPath had the following balance sheet and results of operations:

(In thousands)
Balance Sheet:

Current assets, including cash of $9,547	$9,688
Non-current assets	2,427
$12,115

Current liabilities	$ 1,743
Stockholders' equity	10,372
$12,115

Results of operations:
Revenue	$ 230
Costs and expenses	5,188
Net loss	$(4,958)

During 2000, the majority of CreekPath's revenue related to contracted services. Exabyte reflected losses of $4,607,000 through consolidation and $414,000 of losses under the equity method. As of December 30, 2000, the Company's carrying amount of its investment in CreekPath was $343,000, which is recorded in other long-term assets.

NOTE 14 - SUBSEQUENT EVENTS

On January 29, 2001, the Company issued a warrant to purchase up to 150,000 shares of common stock at a price of $1.50 per share to its investment advisor. The warrants have a term of one year.

In March 2001, the Company completed a reduction in its workforce in order to reduce expenses, minimize ongoing cash consumption and to simplify its management structure. These reductions reduced the workforce by approximately 235 persons and will result in a severance charge to operations in the first quarter of 2001 of approximately $498,000.

As of March 31, 2001, the Company was in violation of the tangible net worth covenant of its line of credit agreement with Congress Financial Corporation. On April 12, 2001, Congress waived the covenant violation.

On April 12, 2001, the Company entered into an agreement with a private investor, whereby the Company agreed to issue 1,500,000 shares of Series G Preferred Stock to the investor for total proceeds of $3,000,000. The preferred stock is convertible, at the option of the holder, into a number of shares of common stock equal to the original issue price of the preferred, $2.00, divided by $2.40. The dividends accrue at a rate of 9% per annum and are compounded if not paid. Dividends must be paid in cash, except that they may be paid in shares of Common Stock, at a price of $2.00 per share, if we are prohibited from paying cash dividends under any agreement in place as of April 16, 2001. Our bank line of credit agreement with Congress Financial Corporation currently prohibits the payment of cash dividends. Series G Preferred Stock has a liquidation preference over common stock and conversion rights, at the option of the holder, into shares of common stock at a conversion price of $2.40 per share. The holder of the Series G Preferred Stock is entitled to vote with shares of common stock (and not as a separate class) at any annual or special meeting of the Company's stockholders; provided, however, that without the prior written unanimous consent of the Series G Preferred Stock, the Company may not take certain actions, including asset transfer or acquisition (which terms are defined in the Certificate of Designation). The Company has agreed to register for resale the shares of Series G Preferred Stock as well as shares of common stock issuable upon conversion, or when, as and if, declared as dividends on the Series G Preferred Stock underlying shares of common stock.

Item 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None reported.

PART III

Item 10.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning the current executive officers of the Company is set forth in Part I of this Form 10-K.

Peter D. Behrendt

Mr. Peter D. Behrendt, age 62, joined Exabyte in July 1987 as President and director. Mr. Behrendt was the Company's Chairman of the Board from January 1992 until January 1998. He served as President until January 1997, and Chief Executive Officer from July 1990 until January 1997. Prior to joining the Company, Mr. Behrendt held various executive positions during 26 years with IBM, including director of quality and product assurance for the information systems and communications group and product manager of the electronic typewriter business. Mr. Behrendt was also responsible for product and business planning for IBM's tape and disk offerings. Mr. Behrendt currently serves as Chairman of Troika Networks, a position he has held since September 2000. Troika Networks produces hardware and software for network management. He also serves as a director of Western Digital Corporation and Infocus Systems Corporation, as well as several private companies.

A. Laurence Jones

Mr. A. Laurence Jones, age 48, has served as a director of Exabyte since May 1998. Mr. Jones has served as President of Messagemedia, Inc., a provider of advanced messaging systems for Internet commerce, since March, 1999. Previously, Mr. Jones was an Operating Affiliate of McCown DeLeeuw and Co., a private equity firm, from January 1998 to February 1999. Mr. Jones served as President and Chief Executive Officer of Neodata Service, Inc., a direct marketing company, from 1993 to 1998. Mr. Jones also served as President and Chief Executive Officer of GovPX, Inc. from 1991 to 1993 and Senior Vice President and Corporate Officer of Automatic Data Processing from 1987 to 1991. Prior to 1987, Mr. Jones spent 10 years at Wang Laboratories, where he held various technical and managerial positions, including that of Chief Executive Officer of a financial information services division. Mr. Jones also serves as a director of CCI/Triad, a private computer services company.

Stephen C. Johnson

Mr. Stephen C. Johnson, age 58, has served as a director of Exabyte since May 1998. Mr. Johnson has served as Managing Partner of The Slingshot Group, a venture investment firm, since August 1999. Prior to that, Mr. Johnson was a founder of Komag, Incorporated, a manufacturer of media for hard disk drives, and served as its President and Chief Executive Officer from September 1983 until August 1999. Previously, Mr. Johnson was President and Chief Executive Officer of Boschert, Incorporated, a manufacturer of switching power supplies. Mr. Johnson also serves as a director of Arroyo Optics, Inc. and Smartbasket.com.

Ralph Z. Sorenson

Dr. Ralph Z. Sorenson, age 67, has served as a director of Exabyte since January 1993. Dr. Sorenson is currently a managing partner of the Sorenson Limited Partnership, a venture investment firm, as well as Professor Emeritus at the College of Business and Administration at the University of Colorado at Boulder. From July 1992 to June 1993, he was Dean of the College of Business and Administration. Dr. Sorenson served as Adjunct Professor of Management at the Harvard Business School from 1989 to 1992, teaching management policy and practice. From 1981 to 1989, Dr. Sorenson was Chairman, President and Chief Executive Officer of Barry Wright Corporation, a diversified industrial company engaged in the design and manufacture of industrial products for improving productivity and integrating filing systems for the office. Prior to 1981, he was President of Babson College in Wellesley, Massachusetts. Dr. Sorenson also serves as a director of Eaton Vance Corporation, Houghton Mifflin Company, Polaroid Corporation and Whole Foods Market Incorporated.

Thomas E. Pardun

Mr. Thomas E. Pardun, age 57, has served as a director of Exabyte since April 1995. Mr. Pardun currently serves as Chairman of the Board and Chief Executive Officer of edge2net, Inc., a position he has held since November 2000. edge2net is a leading provider of voice, data and video services on its own high-quality global communications network, focusing on the Asian market. Previously, Mr. Pardun was President of MediaOne International (previously U.S. West International, Asia-Pacific, a subsidiary of U.S. West, Inc.), an owner/operator of international properties in cable television, telephone services, and wireless communications companies, from May 1996 until his retirement in July 2000. Before joining U.S. West, Mr. Pardun was President of the Central Group for Sprint, as well as President of Sprint's West Division and Senior Vice President of Business Development for United Telecom, a predecessor company to Sprint. Mr. Pardun also held a variety of management positions during a 19-year tenure with IBM, concluding as Director of product line evaluation. Mr. Pardun also serves as a director of Western Digital Corporation and it subsidiary companies.

William L. Marriner

Mr. William L. Marriner, age 48, joined Exabyte in March 1987 as Vice President of finance and administration and Chief Financial Officer. He was subsequently promoted to Senior Vice President in July 1991 and Executive Vice President in December 1994 and continued to serve as Chief Financial Officer until December 1997. Mr. Marriner was elected acting President and Chief Executive Officer in January 1997, President, Chief Executive Officer and director in July 1997 and Chairman of the Board in January 1998. Prior to joining Exabyte, Mr. Marriner held various positions at Storage Technology Corporation from 1978 to 1987, including Vice President of Pacific and Latin American operations, manager of business planning and administration for international operations and Assistant to the President.

BENEFICIAL OWNERSHIP COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Exabyte's directors and executive officers, as well as persons who own more than 10% of Exabyte's common stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, all such Section 16(a) filing requirements were complied with during fiscal 2000. This statement is based solely on a review of reports furnished to Exabyte and written representations that no other reports were required during fiscal 2000.

Item 11.

COMPENSATION OF DIRECTORS

Each director who is not an employee of Exabyte receives $15,000 as an annual retainer for his services as a director. In addition, non-employee directors receive $1,500 for each Board meeting they attend in person and $250 for each committee meeting they attend in person, as well as for each telephone Board meeting in which they participate. Non-employee directors received an aggregate of $110,750 for their services rendered to Exabyte during fiscal 2000. Non-employee directors are also reimbursed for out-of-pocket travel expenses in connection with their attendance at Board meetings. These fees have remained unchanged from the previous year.

Non-employee directors also receive options under the Incentive Stock Plan. On January 27th of each fiscal year, each non-employee director who has been a non-employee director for at least three months is automatically granted an option to purchase 5,000 shares of common stock. Each newly elected non-employee director, upon initial election to the Board, receives an option to purchase 10,000 shares. The exercise price of these options equals the fair market value of the stock on the date of grant. The options vest at the rate of 2% per month beginning one month following the date of grant. Directors are also eligible to receive discretionary grants of options under the Incentive Stock Plan. During fiscal 2000, options covering an aggregate of 90,000 shares were granted to non-employee directors as a group with a weighted average exercise price per share of $8.00. Of the options granted to directors, grants covering an aggregate of 60,000 shares were discretionary grants.

SUMMARY OF COMPENSATION

The following table provides, for fiscal 2000 (ended December 30, 2000), fiscal 1999 (ended January 1, 2000) and fiscal 1998 (ended January 2, 1999), certain summary information concerning compensation paid to or earned by Exabyte's Chief Executive Officer, each of the other executive officers at the end of fiscal 2000, and one former executive officer who ceased employment with Exabyte during fiscal 2000 (collectively, the "Named Executive Officers"):

Summary Compensation Table
		Annual Compensation		Long-Term Compensation Awards
Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Securities Underlying Options (#)(2)	All Other Compensation ($)(4)(5)
William L. Marriner	2000	357,115	0	90,000	1,084
Chairman of the Board, Chief				50,000(3)
Executive Officer & President	1999	333,461	0	50,000	5,325
	1998	325,384	0	50,000	5,376
Stephen F. Smith	2000	217,692	0	45,000	1,518
Vice President, Chief Financial				10,000(3)
Officer, General Counsel &	1999	199,230	0	30,000	6,142
Secretary	1998	198,923	0	40,000	5,081
Farouk Al-Nasser(6)	2000	267,317	0	60,000	3,406
Vice President, General Manager				10,000(3)
Data Storage Products	1999	238,844	0	40,000	8,392
Manfred Benecken(6)	2000	217,692	0	45,000	4,993
Vice President, General Manager				10,000(3)
Quality and Support Services	1999	197,115	0	30,000	2,268
Chester Baffa(6)	2000	189,373	0	100,000	838
Vice President, Sales
Michael P. Koclanes(6)(7)	2000	231,540	0	300,000(3)	303
President, Chief Executive Officer	1999	213,461	0	40,000	4,810
CreekPath Systems, Inc.

___________

(1)     Includes amounts earned but deferred at the election of the Named Executive Officers under the 401(k) plan.

(2)      We have not granted any SARs or restricted stock awards.

(3)      Represents stock options granted pursuant to the CreekPath Systems, Inc. 2000 Stock Option Plan as follows: Mr. Marriner, 50,000 shares; Mr. Smith, 10,000 shares; Dr. Al-Nasser, 10,000 shares; Mr. Benecken, 10,000 shares; Mr. Baffa, 0 shares; and Mr. Koclanes, 300,000 shares.

(4)      As permitted by SEC rules, we have not shown amounts for certain perquisites where the amounts do not exceed the lesser of 10% of bonus plus salary or $50,000.

(5)      Includes the dollar value of executive life insurance premiums paid by Exabyte in 2000 for the benefit of the Named Executive Officers as follows: Mr. Marriner, $1,804; Mr. Smith, $1,518; Dr. Al-Nasser, $3,406; Mr. Benecken, $1,811; Mr. Baffa, $838; and Mr. Koclanes, $303. Also includes $3,182 reimbursed to Mr. Benecken for various legal and auditing fees. There were no matching payments by Exabyte under the 401(k) plan for 2000. 1999 compensation includes matching payments by Exabyte under the 40l(k) plan for 1999 as follows: Mr. Marriner, $4,000; Mr. Smith, $4,000; Dr. Al-Nasser, $4,000; Mr. Benecken, $0; and Mr. Koclanes, $4,000; as well as the dollar value of executive life insurance premiums paid by Exabyte in 1999 for the benefit of the Named Executive Officers as follows: Mr. Marriner, $1,325; Mr. Smith, $2,142; Dr. Al-Nasser, $4,392; Mr. Benecken, $2,268; and Mr. Koclanes, $810. 1998 compensation includes matching payments by Exabyte under the 40l(k) plan for 1998 as follows: Mr. Marriner, $4,000; and Mr. Smith, $3,679. Also includes the dollar value of executive life insurance premiums paid by Exabyte in 1998 for the benefit of the Named Executive Officers as follows: Mr. Marriner, $1,376; and Mr. Smith, $1,402.

(6)      Messrs. Al-Nasser, Benecken and Koclanes were elected as executive officers on May 10, 1999. Mr. Baffa was elected as an executive officer effective May 15, 2000. Prior to that date, they did not serve as executive officers. Effective March 15, 2001, Messrs. Al-Nasser and Benecken ceased to be executive officers of Exabyte, and effective March 30, 2001, Mr. Baffa ceased to be an executive officer of Exabyte.

(7)      On January 17, 2000, Mr. Koclanes was appointed President, CEO of CreekPath Systems, Inc., formed on December 6, 1999 as a wholly-owned subsidiary of Exabyte. Prior to that date, Mr. Koclanes served as Vice President, General Manager of Exabyte's Storage Solutions division. As a result of CreekPath's equity financing, which closed on December 22, 2000, Mr. Koclanes is no longer considered an executive officer of Exabyte.

OFFICER SEVERANCE PROGRAM

Exabyte has a severance program under which officers and other specified employees are eligible to receive severance payments in the event their employment is terminated within one year after certain changes in control of Exabyte. The amounts payable under the severance program vary depending upon the position of the terminated officer or employee. The severance program limits the amount payable to up to 12 months of compensation and further provides for the accelerated vesting of outstanding stock options held by the terminated officer or employee.

INCENTIVE STOCK PLAN

The Board adopted the Incentive Stock Plan in January 1987. As a result of a series of amendments, as of April 25, 2001 there were 9,500,000 shares of common stock authorized for issuance under the Incentive Stock Plan. The Incentive Stock Plan provides for the grant of both incentive stock options (which generally have a favorable tax treatment for the optionee) and non-statutory stock options to employees, directors and consultants. These grants are made at the discretion of the Board. The Incentive Stock Plan also provides for the non-discretionary grant of non-statutory stock options to our non-employee directors. In connection with the sale of Series G Preferred Stock on April 12, 2001, we have agreed to amend the Incentive Stock Plan, on or before May 16, 2001, to provide that, unless approved by the holders of a majority of the shares present and entitled to vote at a duly convened meeting of stockholders, Exabyte shall not (i) grant any stock options with an exercise price that is less than 100% of the fair market value of the underlying stock on the date of grant; (ii) reduce the exercise price of any stock option granted under the Incentive Stock Plan.

As of April 25, 2001, options to purchase 2,711,415 shares were outstanding under the Incentive Stock Plan and 3,023,837 shares were available for future grant.

STOCK OPTION GRANTS

The following table contains information for fiscal 2000 concerning the grant of stock options under the Incentive Stock Plan, except as noted, to the Named Executive Officers:

Option Grants In Last Fiscal Year
	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(4)
Name	Number of Securities Underlying Options Granted (#)(1)	% of Total Options Granted to Employees in Fiscal Year(3)	Exercise Price ($/SH)	Expiration Date	5% ($)	10% ($)
William L. Marriner	90,000	4.86	7.8125	1/17/10	442,191	1,120,599
	50,000(2)	2.85	0.10	1/17/10	3,144	7,968
Stephen F. Smith	45,000	2.43	7.8125	1/17/10	221,095	560,299
	10,000(2)	0.57	0.10	1/17/10	625	1,593
Farouk Al-Nasser	40,000	2.16	7.8125	6/14/01	196,529	498,044
	10,000(2)	0.57	0.10	3/22/01	625	1,593
Manfred Benecken	45,000	2.43	7.8125	6/14/01	221,095	560,299
	10,000(2)	0.57	0.10	3/22/01	625	1,593
Chester Baffa	100,000	5.41	4.1875	6/28/01	263,349	667,379
Michael P. Koclanes	300,000(2)	17.12	0.10	1/17/10	18,866	47,812

___________

(1)     Exabyte does not have a plan that provides for the issuance of SARs. Options under the Incentive Stock Plan generally vest at the rate of 2% of the total grant per month, beginning one month from the date of grant, for a period of 50 months. Options may be either non-statutory or incentive stock options. The exercise price of options granted under the Incentive Stock Plan must be at least equal to the fair market value of the common stock on the date of grant. Options granted to executive officers and certain members of management are subject to an agreement with Exabyte which provides that, upon a change of control, options will fully vest unless the Board directs otherwise. The Board may not reprice options granted under the Incentive Stock Plan.

(2)      These options were granted under the CreekPath Systems, Inc. 2000 Stock Option Plan ("CreekPath Plan"). Options granted under the CreekPath Plan generally vest at the rate of 2% of the total grant per month, beginning one month from the date of grant, for a period of 50 months. Options are non-statutory stock options. The exercise price of options granted under the CreekPath Plan must be at least equal to the fair market value of the common stock on the date of grant.

(3)      Based on options granted to Exabyte employees during fiscal 2000 to purchase 1,849,625 shares, and options granted to CreekPath employees during fiscal 2000 to purchase 1,752,000 shares.

(4)      The potential realizable value is based on the term of the option at the date of grant (10 years in each case, with the exceptions of Messrs. Al-Nasser and Benecken, whose stock options granted pursuant to the CreekPath Plan expire on March 22, 2001; Messrs. Al-Nasser and Benecken, whose options granted pursuant to the Incentive Stock Plan expire on June 14, 2001; and Mr. Baffa, whose options expire on June 28, 2001). It is calculated by assuming that the stock price on the date of grant appreciates at the indicated annual rate, compounded annually for the entire term, and that the option is exercised and sold on the last day of the option term for the appreciated stock price. These amounts represent certain assumed rates of appreciation only, in accordance with SEC rules, and do not reflect our estimate or projection of future stock price performance. Actual gains, if any, are dependent on the actual future performance of Exabyte's common stock. The amounts reflected in this table may never be achieved.

OPTION EXERCISES AND YEAR-END HOLDINGS

The following table provides information concerning the exercise of options during fiscal 2000 and unexercised options held as of the end of fiscal 2000 for the Named Executive Officers:

Aggregated Option Exercises in Last Fiscal Year And FY-End Option Values
			Number of Securities Underlying Unexercised Options at FY-End (#)(1)	Value of Unexercised In-the-Money Options at FY-End ($)(2)
Name	Shares Acquired on Exercise(#)	Value Realized ($)	Exercisable/Unexercisable	Exercisable/Unexercisable
William L. Marriner	0	0	364,200 / 126,000	0 / 0
	0(3)	0	11,000 / 39,000	0 / 0
Stephen F. Smith	0	0	75,600 / 63,700	0 / 0
	0(3)	0	2,200 / 7,800	0 / 0
Farouk Al-Nasser	11,000	9,625	81,100 / 82,900	0 / 0
	0(3)	0	2,200 / 0	0 / 0
Manfred Benecken	0	0	68,900 / 61,100	0 / 0
	0(3)	0	2,200 / 0	0 / 0
Chester Baffa	0	0	14,000 / 86,000	0 / 0

Michael P. Koclanes	0	0	96,100 / 0	0 / 0
	0(3)	0	66,000 / 234,000	0 / 0

___________

(1)     Includes both "in-the-money" and "out-of-the-money" options. "In-the-money" options are options with exercise prices below the market price of Exabyte's or CreekPath's common stock (as noted) on December 30, 2000.

(2)      Fair market value of Exabyte's common stock on December 30, 2000 ($3.4375, based on the closing sales price reported on the Nasdaq National Market) less the exercise price of the option, or fair market value of CreekPath's common stock on December 30, 2000 ($0.10, based on a determination by the CreekPath Board of Directors less the exercise price of the option, as noted.

(3)      Represents shares of CreekPath common stock acquired upon exercise of options granted under the CreekPath Systems, Inc. 2000 Stock Option Plan Due to CreekPath's equity financing, which closed on December 22, 2000, Mr. Koclanes was no longer considered an executive officer of Exabyte, and Messrs. Al-Nasser and Benecken were no longer considered as providing services to CreekPath. As a result, Mr. Koclanes' Exabyte unvested stock options were cancelled as of December 22, 2000 and Mr. Al-Nasser's and Mr. Benecken's CreekPath unvested stock options were cancelled as of December 22, 2000.

Item 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides certain information regarding the ownership of Exabyte's common stock as of April 25, 2001 by:

     -     each director;

     -     each executive officer named in the Summary Compensation Table;

     -     all of Exabyte's directors and the Named Executive Officers as a group; and

     -     all those known to be beneficial owners of more than five percent of Exabyte's common stock.

	Beneficial Ownership(1)
Beneficial Owner	Number of Shares	Percent of Total
State of Wisconsin Investment Board(2)	4,445,900	19.1%
P.O. Box 7842 Madison, WI 53707
First Pacific Advisors, Inc.(3)	3,513,800	15.1%
11400 West Olympic Boulevard Suite 1200 Los Angeles, CA 90064
Dimensional Fund Advisors Inc.(4)	1,577,400	6.8%
1299 Ocean Avenue 11th Floor Santa Monica, CA 90401
William L. Marriner(5)(6)	566,515	2.4%
Peter D. Behrendt(5)(7)	460,340	1.9%
Stephen C. Johnson(5)	15,400	*
A. Laurence Jones(5)	15,400	*
Thomas E. Pardun(5)	33,000	*
Ralph Z. Sorenson(5)	42,000	*
Stephen F. Smith(5)	138,454	*
Farouk Al-Nasser(5)	142,100	*
Manfred Benecken(5)	116,500	*
Chester Baffa(5)	20,000	*
Michael P. Koclanes (5)	12,003	*
All directors and Named Executive Officers as a group (11 persons)(8)	1,561,712	6.4%

___________

*     Less than one percent.

(1)     This table is based upon information supplied by officers, directors and principal stockholders and by Schedules 13D and 13G, if any, filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the stockholders named in this table has sole power to vote and dispose of the shares indicated as beneficially owned. As required by Rule 13d-3(d), each beneficial owner named in the table is deemed to be the beneficial owner of shares that person has the right to acquire beneficial ownership of within 60 days of April 25, 2001. Applicable percentages are based on 23,232,465 shares outstanding on April 25, 2001, adjusted as required by Rule 13d-3(d)(1).

(2)      This information is based on a Schedule 13G, dated February 14, 2001, and filed with the SEC by State of Wisconsin Investment Board ("Wisconsin"), a government agency which manages public pension funds. Wisconsin is shown to have sole voting and dispositive power over all shares. Also includes 1,250,000 shares issuable upon conversion of 1,500,000 shares of Series G Preferred held by Wisconsin.

(3)      This information is based on a Schedule 13G, dated February 9, 2001, filed with the SEC by First Pacific Advisors, Inc. ("First Pacific") and a Schedule 13G, dated February 9, 2001, filed with the SEC by FPA Capital Fund, Inc. ("FPA"), an investment fund managed by First Pacific. First Pacific is shown to have shared voting power over 1,697,200 shares, sole voting power over no shares and shared dispositive power over all shares. FPA is shown to have sole voting and shared dispositive power over 1,176,600 shares, representing 5% of the common stock.

(4)      This information is based on a Schedule 13G, dated February 2, 2001, and filed with the SEC by Dimensional Fund Advisors Inc. ("Dimensional"), an investment advisor registered under Section 203 of the Investment Advisors Act of 1940. Dimensional is shown to have sole voting and dispositive power over all shares. Dimensional disclaims beneficial ownership of all shares reported.

(5)      Includes shares issuable upon the exercise of outstanding stock options that are exercisable within 60 days of April 25, 2001, as follows: Mr. Marriner, 457,600 shares; Mr. Behrendt, 209,000 shares; Mr. Johnson, 15,400 shares; Mr. Jones, 15,400 shares; Mr. Pardun, 32,000 shares; Dr. Sorenson, 42,000 shares; Mr. Smith, 123,500 shares; Dr. Al-Nasser, 127,100 shares; Mr. Benecken, 112,700 shares; Mr. Baffa, 20,000 shares; and Mr. Koclanes, 0 shares.

(6)      Includes 25,000 shares held by Mr. Marriner's spouse.

(7)      Includes 4,420 shares held by Mr. Behrendt's spouse as custodian for the benefit of his children.

(8)      Includes shares described in the notes above, as applicable.

Item 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

PART IV

Item 14.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)1. Financial Statements

The following consolidated financial statements of Exabyte Corporation and Subsidiaries are included in Part II, Item 8 of this Form 10-K.

Consolidated Financial Statements as of December 30, 2000 and January 1, 2000, and for each of the three fiscal years in the period ended December 30, 2000.

Page
Report of Independent Accountants	49

Consolidated Balance Sheets	50

Consolidated Statements of Operations	51

Consolidated Statements of Changes in Stockholders' Equity	52

Consolidated Statements of Cash Flows	53-54

Notes to Consolidated Financial Statements	55-69

(a)2.   Financial Statement Schedules

Schedules-Years ended December 30, 2000, January 1, 2000 and January 2, 1999.

II	Valuation and Qualifying Accounts and Reserves	80

All other schedules are omitted because they are inapplicable, not required under the instructions, or the information is included in the financial statements or notes thereto.

(a)3. Exhibit Index

Exhibit Number	Description

3.1	Restated Certificate of Incorporation. (1)
3.2	Certificate of Determination of Preference of Series A Junior Participating Preferred Stock. (2)
3.3	By-laws of the Company, as amended. (12)
3.4	Certificate of Designation of Series G
3.5	Amendment Number 1 to Amended By-laws
**10.1	Incentive Stock Plan, as amended and restated on January 16, 1997. (5)
**10.2	Stock Option Agreement used in connection with the Incentive Stock Plan. (8)
**10.3	1990 Employee Stock Purchase Plan. (4)
**10.4	Employee Stock Purchase Plan Offering used in connection with the 1990 Employee Stock Purchase Plan. (7)
**10.5	Form of participation agreement used in connection with the 1990 Employee Stock Purchase Plan. (3)
**10.6	1997 Non-officer Stock Option Plan, as amended and restated on January 19, 2001. (7)
**10.7	Stock Option Agreement used in connection with the 1997 Non- Officer Stock Option Plan. (7)
10.9	Form of Indemnity Agreement entered into by the Company with each director and executive officer of the Company.
**10.10	2001 Officer Bonus Plan.
10.11	Rights Agreement, dated January 24, 1991, between the Company and The First National Bank of Boston, as Rights Agent. (11)
10.12	Amendment to the Rights Agreement, dated August 4, 1995, between the Company and The First National Bank of Boston as Rights Agent. (11)
10.13	Second Amendment to the Rights Agreement, dated February 1, 2001, between the Company and Fleet National Bank N.A. (f/k/a The First National Bank of Boston), as Rights Agent. (11)
10.14	Development Agreement, dated March 1, 2001, among Hitachi Digital Media Products Division of Hitachi, Ltd. and Exabyte Corporation.
*10.15	Manufacturing and Purchase Agreement, dated March 1, 2001, among Nihon Exabyte Corporation and Exabyte Corporation.
10.16	8mm Mechanical Components Purchase Agreement, dated December 11, 1996, among Hitachi Ltd. Electronic Sales Office, Exabyte Corporation and Nihon Exabyte Corporation. (6)
10.17	Commitment Letter regarding Line of Credit, between the Company and Congress Financial Corporation, a subsidiary of First Union National Bank, accepted April 4, 2000. (10)
10.18	Second Amendment to the Line of Credit, between the Company and Congress Financial Corporation, a subsidiary of First Union National Bank, dated February 7, 2001.
10.19	Exabyte Share Purchase Agreement, dated as of April 12, 2001, among the Company and State of Wisconsin Investment Board.
21.1	List of Subsidiaries.
23.1	Consent of PricewaterhouseCoopers LLP.
24.1	Power of Attorney. Reference is made to the signature page.

*  Certain portions of this exhibit have been omitted pending a determination on a request for confidential treatment thereof by the Company.

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

(2)	Filed as an Exhibit to the Company's Report on Form 8-K, as filed with SEC on January 26, 1991 and incorporated herein by reference.

(3)	Filed as an Exhibit to the Company's Registration Statement on Form S-8 (Registration No. 33-33414), as filed with the SEC on February 9, 1990 and incorporated herein by reference.

(4)	Filed as an Exhibit to the Company's Report on Form S-8 (Registration No. 333-09279), as filed with the SEC on July 31, 1996 and incorporated herein by reference.

(5)	Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q, filed with the SEC on November 12, 1997 and incorporated herein by reference.

(6)	Filed as an Exhibit to the Company's Annual Report on Form 10-K, filed with the SEC on March 19, 1997, and incorporated herein by reference.

(7)	Filed as an Exhibit to the Company's Report on Form S-8 (Registration No. 333-73011), as filed with the SEC on March 1, 2000 and incorporated herein by reference.

(8)	Filed as an Exhibit to the Company's Annual Report on Form 10-K, filed with the SEC on March 25, 1998, and incorporated herein by reference.

(9)	Filed as an Exhibit to the Company's Annual Report on Form 10-K, filed with the SEC on April 1, 1999, and incorporated herein by reference.

(10)	Filed as an Exhibit to the Company's Annual Report on Form 10-K, filed with the SEC on April 6, 2000, and incorporated herein by reference.

(11)	Filed as an Exhibit to Amendment Number 2 to the Company's Form 8A, filed as of February 15, 2001 and incorporated herein by reference.

Reports on Form 8-K

During the fiscal quarter ended December 30, 2000, we filed the following Current Reports on Form 8-K:

     -     Report filed November 14, 2000 to report pursuant to Item 5 of Form 8-K our intent to proceed with a non-public offering of 1,000,000 shares of common stock plus warrants.

     -     Report filed October 16, 2000 to report pursuant to Item 5 of Form 8-K updated Risk Factors in plain English and a press release summarizing our third quarter results of operations.

EXABYTE CORPORATION AND SUBSIDIARIES
Schedule II - Valuation and Qualifying Accounts and Reserves

(In thousands)

Col. A	Col. B	Col. C (a)	Col.C (b)	Col. D	Col. E
Description	Balance At Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deduction	Balance at End of Period
Year Ended January 2, 1999:
Allowance for doubtful accounts	$ 1,016	$ (713)	$ --	$ 330 (1)	$ 633

Reserves for sales programs	6,730	--	11,510	(11,043) (2)	7,197

Inventory valuation reserves	18,868	(1,752)	--	(8,690) (3)	8,426

	$ 26,614	$ (2,465)	$11,510	$ (19,403)	$ 16,256

Year Ended January 1, 2000:
Allowance for doubtful accounts	$ 633	$ (430)	$ --	$ 442 (1)	$ 645

Reserves for sales programs	7,197	--	7,580	(7,567) (2)	7,210

Inventory valuation reserves	8,426	3,612	--	(2,469) (3)	9,569

Deferred tax asset valuation reserve	--	56,149	--	--	56,149

	$ 16,256	$ 59,331	$ 7,580	$ (9,594)	$ 73,573

Year Ended December 30, 2000:
Allowance for doubtful accounts	$ 645	$ (228)	$ --	$ 253 (1)	$ 670

Reserves for sales programs	7,210	--	7,158	(7,625) (2)	6,743

Inventory valuation reserves	9,569	(225)	--	(2,043) (3)	7,301

Deferred tax asset valuation reserve	56,149	14,599	--	--	70,748

	$73,573	$ 14,146	$7,158	$ (9,415)	$ 85,462

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
General Counsel and Secretary
(Principal Financial and Accounting Officer

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

/s/ William L. Marriner	Chairman of the Board,	April 26, 2001
William L. Marriner	President and Chief Executive Officer
(Principal Executive Officer)

/s/ Stephen F. Smith	Vice President, Chief	April 26, 2001
Stephen F. Smith	Financial Officer, General Counsel and Secretary
(Principal Financial and Accounting Officer)

/s/ Peter D. Behrendt	Director	April 26, 2001
Peter D. Behrendt

/s/ Stephen C. Johnson	Director	April 26, 2001
Stephen C. Johnson

/s/ A. Laurence Jones	Director	April 26, 2001
A. Laurence Jones

/s/ Thomas E. Pardun	Director	April 26, 2001
Thomas E. Pardun

/s/ Ralph Z. Sorenson	Director	April 26, 2001
Ralph Z. Sorenson