Form 10-Q/A
period 2000-04-01
EXABYTE CORP /DE/
filed 2001-05-15
CIK 855109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Mark One)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR SECTION 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2000

or

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________ to __________________________.

Commission File No._____________________________________________________________

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

As of May 11, 2000, there were 22,942,893 shares outstanding of the Registrant's Common Stock (par value $0.001 per share).

EXABYTE CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	Page
Item 1. Financial Statements (Unaudited)
Consolidated Balance Sheets--April 1, 2000 and January 1, 2000 (Unaudited)	3
Consolidated Statements of Operations--Three Months Ended April 1, 2000 and April 3, 1999 (Unaudited)	4
Consolidated Statements of Cash Flows--Three Months Ended April 1, 2000 and April 3, 1999 (Unaudited)	5-6
Notes to Consolidated Financial Statements (Unaudited)	7-9
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	10-15
Item 3. Quantitative and Qualitative Disclosures About Market Risk	16
PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K	17-18

PART I Item 1. Financial Statements

EXABYTE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)
(Unaudited)

	April 1, 2000 (Restated)	January 1, 2000
ASSETS
Current assets:
Cash and cash equivalents	$ 20,658	$25,610
Short-term investments	2,571	7,039
Accounts receivable, less allowance for doubtful accounts and reserves for customer returns and credits of $7,998 and $7,855, respectively	24,695	37,163
Inventories, net	32,368	26,805
Other current assets	4,768	4,927
Total current assets	85,060	101,544
Property and equipment, net	24,323	24,708
Other assets	795	1,024
	$110,178	$127,276
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 18,978	$ 23,327
Accruals and other liabilities	12,948	13,815
Accrued income taxes	1,965	1,877
Current portion of long-term obligations	3,294	2,931
Total current liabilities	37,185	41,950
Long-term obligations	7,464	6,570
Stockholders' equity:
Preferred stock, $.001 par value; 14,000 shares authorized; no shares issued	--	--
Common stock, $.001 par value; 50,000 shares authorized; 22,942 and 22,886 shares issued, respectively	23	23
Capital in excess of par value	67,938	67,584
Treasury stock, at cost, 455 shares	(2,742)	(2,742)
Retained earnings	310	13,891
Total stockholders' equity	65,529	78,756
	$110,178	$127,276

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

Inventories, net of reserves for excess quantities and obsolescense, consist of the following:

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

Note 5--RESTRUCTURING

During the third quarter of 1999, management determined that the division of the Company into three operating segments was no longer appropriate due to the amount of overhead required to maintain this structure. The Company incurred $2,446,000 in pre-tax restructuring charges to combine its three operating segments under common management. These costs included severance, outplacement and benefits for the resulting workforce reduction of approximately 143 employees. All areas of the Company were impacted by the workforce reduction.

Approximately, $664,000 of these costs were included in cost of sales, $1,454,000 were included in selling, general and administrative costs and $328,000 were included in research and development costs. Severance and related costs of $2,154,000 and $285,000 were paid in cash during 1999 and the first quarter of 2000, respectively. The remaining severance and related cost accruals are expected to be paid during the second quarter of 2000.

The following table summarized the activity related to the 1999 restructuring reserve:

Severance and Related
(In thousands)

Restructuring charges	$ 2,446
Cash payments	(2,154)

Balance, January 1, 2000	292
Cash payments	(285)
Balance April 1, 2000	$ 7

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

NOTE 7 -- INCOME TAXES

As of the second quarter of 1999, the Company recorded a deferred tax valuation allowance equal to 100% of total deferred tax assets. Management considered a number of factors, including the Company's cumulative operating losses over the prior three years, short-term projected losses due to the impact of delays in the release of the M2™ produce, as well as, certain offsetting positive factors. Management concluded that a valuation allowance was required for 100% of the total deferred tax assets as it is more likely than not that the deferred tax assets will not be realized.

NOTE 8 -- RESTATEMENT

The consolidated financial statements presented herein have been restated to reflect the recording of a full valuation allowance on deferred tax assets as of July 3, 1999. The Company originally recorded a partial valuation allowance on its deferred tax assets as of July 3, 1999 due to the significant deterioration in operating results incurred in the quarter then ended. Based on a re-evaluation of the situation subsequent to the issuance of the 1999 financial statements, the Company increased that partial valuation allowance to a full valuation allowance resulting in increase to income tax expense in the second quarter of 1999 and for the year 1999 of $38,620,000. This restatement had no effect on the Company's net cash flows from operating, investing or financing activities. The April 1, 2000 financial statements have been restated below.

	As Originally Reported	Restated
(In thousands, except per share data)
Balance Sheet Data as of April 1, 2000:
Deferred income taxes (current)	$ 8,136	$--
Total current assets	93,196	85,060
Deferred income taxes (noncurrent)	30,484	--
Retained earnings	38,930	310
Total stockholders' equity	104,149	65,529

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

     -     Sales of Mammoth-2 tape drives were $7.9 million in 2000 with no comparable amount in 1999.

     -     Sales of tape media decreased by $8.2 million. Sales in the first quarter of 1999 were higher as media supply constraints were resolved and media backlog orders were filled.

     -     Sales of 8mm libraries increased $3.8 million, primarily due to increasing sales of EZ17™, 220, X80 and X200 libraries.

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

We believe sales shifted to OEMs from reseller customers as a result of the release of our M2™ drive in late 1999, which has not yet been qualified by OEMs.

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

TAXES

The provision for income taxes for the first quarter of 2000 was 0.3% of income before taxes compared to a benefit of 34% in the first quarter of 1999. As of the second quarter of 1999, the Company recorded a deferred tax valuation equal to 100% of total deferred tax assets. Management considered a number of factors, including the Company's cumulative operating losses due to the impact of delays in the rease of the M2™ product, as well as certain offsetting positive factors. Management concluded that a valuation allowance was required for 100% of the total deferred tax assets as it is more likely than not that the deferred tax assets wil not be realized. For additional information, see Note 8 of Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

During the first three months of 2000, we expended $6.4 million of cash for operating activities, expended $2.9 million for capital equipment, expended $454,000 on long-term obligations and received $354,000 from the sale of common stock to company employees. Together, these activities decreased our cash and short-term investments by $9.4 million to a quarter-ending balance of $23.2 million. Our working capital decreased to $47.9 million at April 1, 2000 from $59.6 million at January 1, 2000.

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

RESTRUCTURING CHARGES

During the third quarter of 1999, management determined that the division of the Company into three operating segments was no longer appropriate due to the amount of overhead required to maintain this structure. The Company incurred $2,446,000 in pre-tax restructuring charges to combine its three operating segments under common management. These costs included severance, outplacement and benefits for the resulting workforce reduction of approximately 143 employees. All areas of the Company were impacted by the workforce reduction. We believe this restructuring resulted in annual savings of $11.0 million. These savings included decreased payroll and fringe benefits, as well as, savings on building rent, utilities and taxes. Expected payroll savings were a result of reductions in workforce and open positions that were not filled as a result of this restructuring.

Approximately, $664,000 of these costs were included in cost of sales, $1,454,000 were included in selling, general and administrative costs and $328,000 were included in research and development costs. At April 1, 2000 $7000 of severance and related accruals remain and are expected to be paid during the second quarter of 2000.

The following table summarized the activity related to the 1999 restructuring reserve:

Severance and Related
(In thousands)

Restructuring charges	$ 2,446
Cash payments	(2,154)

Balance, January 1, 2000	292
Cash payments	(285)
Balance April 1, 2000	$ 7

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

EXABYTE CORPORATION
Registrant
Date	May 15, 2001	By	/s/ Stephen F. Smith
Stephen F. Smith Vice President, Chief Financial Officer, General Counsel & Secretary (Principal Financial and Accounting Officer)