Form 10-Q
period 2001-03-31
EXABYTE CORP /DE/
filed 2001-05-15
CIK 855109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR SECTION 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. [X] Yes [ ] No

As of May 15, 2001, there were 23,232,465 shares outstanding of the Registrant's Common Stock (par value $0.001 per share).

EXABYTE CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Consolidated Balance Sheets--March 31, 2001 and December 30, 2000 (Unaudited)	3
Consolidated Statements of Operations--Three Months Ended March 31, 2001 and April 1, 2000 (Unaudited)	4
Consolidated Statements of Cash Flows--Three Months Ended March 31, 2001 and April 1, 2000 (Unaudited)	5-6
Notes to Consolidated Financial Statements (Unaudited)	7-11
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	12-20
Item 3. Quantitative and Qualitative Disclosures About Market Risk	20
PART II. OTHER INFORMATION
Item 5. Other Information	21-32
Item 6. Exhibits and Reports on Form 8-K	33

PART I

Item 1. Financial Statements

Exabyte Corporation and Subsidiaries Consolidated Balance Sheets

(Unaudited)
(In thousands, except per share data)

	March 31, 2001	December 30, 2000
ASSETS
Current assets:
Cash and cash equivalents	$ 2,753	$3,159
Short-term investments	90	90
Accounts receivable, less allowance for doubtful accounts and reserves for customer returns and credits of $5,459 and $7,413, respectively	29,153	37,412
Inventories, net	39,588	40,143
Other current assets	2,208	2,807
Total current assets	73,792	83,611
Property and equipment, net	17,154	18,754
Other long-term assets	998	1,427
	$91,944	$103,792
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, including book overdrafts of $1,357 and $2,343, respectively	$ 32,138	$ 26,944
Accrued liabilities	11,390	14,557
Accrued income taxes	605	633
Line of credit	14,544	12,307
Current portion of long-term obligations	2,142	2,147
Total current liabilities	60,819	56,588
Long-term liabilities:
Warranties	8,242	6,679
Other long-term obligations	1,375	1,467
Stockholders' equity:
Preferred stock, $.001 par value; 14,000 shares authorized; no shares issued and outstanding	--	--
Common stock, $.001 par value; 50,000 shares authorized; 23,234 shares issued	23	23
Capital in excess of par value	69,154	69,154
Treasury stock, at cost, 455 shares	(2,742)	(2,742)
Accumulated Defecit	(44,927)	(27,377)
Total stockholders' equity	21,508	39,058
	$91,944	$103,792

The accompanying notes are an integral part of the consolidated financial statements.

Exabyte Corporation and Subsidiaries Consolidated Statements of Operations

(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31, 2001	April 1, 2000
Net sales	$49,052	$49,576
Cost of goods sold	45,558	39,363

Gross profit	3,494	10,213

Operating expenses:
Selling, general and administrative	11,333	13,436
Research and development	8,901	10,360

Loss from operations	(16,740)	(13,583)
Other income (expense), net	(460)	45

Loss before income taxes	(17,200)	(13,538)
Provision for income taxes	(7)	(42)
Equity interest in net loss of investee	(343)	--

Net loss	$(17,550)	$(13,580)

Basic and diluted net loss per share	$(0.77)	$(0.60)

Common shares used in the calculation of basic and diluted net loss per share	22,779	22,454

The accompanying notes are an integral part of the consolidated financial statements.

Exabyte Corporation and Subsidiaries Consolidated Statements of Cash Flows

(Unaudited)
(In thousands)

	Three Months Ended
	March 31, 2001	April 1, 2000
Cash flows from operating activities:
Cash received from customers	$57,290	$62,115
Cash paid to suppliers and employees	(59,433)	(68,971)
Interest received	14	474
Interest paid	(501)	(87)
Income taxes paid	(33)	(64)
Income tax refund received	--	149
Net cash used by operating activities	(2,663)	(6,384)

Cash flows from investing activities:
Purchase of short-term investments	--	(2,050)
Proceeds from the sale of short-term investments	--	6,518
Capital expenditures	(910)	(2,939)
Proceeds from the sale of fixed assets	8	3
Net cash (used) provided by investing activities	(902)	1,532

Cash flows from financing activities:
Proceeds from issuance of common stock	--	354
Cash overdraft	1,357	--
Borrowings under line of credit	55,734	--
Payments on line of credit	(53,497)	--
Principal payments on long-term obligations	(435)	(454)
Net cash provided (used) by financing activities	3,159	(100)

Net decrease in cash and cash equivalents	(406)	(4,952)
Cash and cash equivalents at beginning of period	3,159	25,610

Cash and cash equivalents at end of period	$ 2,753	$20,658

The accompanying notes are an integral part of the consolidated financial statements.

Exabyte Corporation and Subsidiaries Consolidated Statements of Cash Flows

(Unaudited)
(In thousands)

	Three Months Ended
	March 31, 2000	April 1, 2000
Reconciliation of net loss to net cash used by operating activities:
Net loss	$(17,550)	$(13,580)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation, amortization and other	2,502	3,794
Provision for losses and reserves on accounts receivable	(151)	2,193
Equity in loss of investee	343	--

Change in assets and liabilities:
Accounts receivable	8,410	10,275
Inventories, net	555	(5,563)
Other current assets	599	159
Other assets	86	229
Accounts payable	3,837	(4,349)
Accrued liabilities	(3,167)	(867)
Accrued income taxes	(28)	88
Other long-term obligations	1,901	1,237

Net cash used by operating activities	$(2,663)	$(6,384)

Supplemental schedule of non-cash investing and financing activities:
Capital lease obligations	$ --	$473

The accompanying notes are an integral part of the consolidated financial statements.

Exabyte Corporation and Subsidiaries Notes to Consolidated Financial Statements

(Unaudited)

Note 1--ACCOUNTING PRINCIPLES

The consolidated balance sheet as of March 31, 2001, the consolidated statements of operations for the three months ended March 31, 2001 and April 1, 2000, as well as the consolidated statements of cash flows for the three months ended March 31, 2001 and April 1, 2001, have been prepared by Exabyte Corporation (the "Company") without an audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation thereof, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 30, 2000 annual report to stockholders filed with the Commission as Part II to the Company's Annual Report on Form 10-K. The results of operations for interim periods presented are not necessarily indicative of the operating results for the full year.

We have incurred operating losses over the last four years. Additionally, as of March 31, 2001, we had only $5,329,000 of remaining borrowing capacity under our line of credit. As a result, we are currently reassessing our business and investigating various strategic alternatives that could increase our liquidity. These alternatives may include one or more of the following:

     -     sale of all or part of our operating and off-balance sheet assets;

     -     restructuring of current operations;

     -     additional equity infusions; or

     -     strategic alliance, acquisition or merger.

We have engaged an investment banker to assist in this process and will continue to explore these and other options that would provide additional capital for our objectives and operating needs. Should we be unsuccessful in achieving one or more of these actions, it is possible that we may be unable to achieve our currently contemplated business objectives or establish enough funds to support our operations, which could affect our ability to continue as a going concern. Also, as a result of our current liquidity constraints, the report of our independent accountants on our 2000 consolidated financial statements contains an explanatory paragraph related to this matter.

Note 2--INVENTORIES

Inventories, net of reserves for excess of quantities and obsolescence, consist of the following:

(In thousands)

	March 31, 2001	December 30, 2000
Raw materials and component parts	$25,267	$23,361
Work-in-process	1,425	1,817
Finished goods	12,896	14,965
	$39,588	$40,143

Note 3--ACCRUED LIABILITIES

Accrued liabilities consist of the following:

(In thousands)

	March 31, 2001	December 30, 2000
Wages and employee benefits	$6,459	$7,610
Warranty and other related costs	3,440	2,676
Other	1,491	4,271
	$11,390	$14,557

Note 4--BASIC AND DILUTED EARNINGS PER SHARE

The calculation of basic and diluted earnings per share ("EPS") is as follows:

(In thousands, except per share data)

	Three Months Ended
	March 31, 2001	April 1, 2000
Basic and diluted EPS computation:
Net loss	$(17,550)	$(13,580)

Common shares outstanding	22,779	22,454

Basic and diluted EPS	$ (0.77)	$ (0.60)

Options to purchase 7,097,000 and 2,032,000 shares of common stock were excluded from dilutive stock option calculations for the first quarter of 2001 and 2000, respectively, because their exercise prices were greater than the average fair market value of the Company's stock for the period and as such, they would be anti-dilutive. Additionally, options to purchase 86,000 and 3,339,000 shares of common stock were excluded from the computation of diluted earnings per share for the first quarter of 2001 and 2000, respectively, as these options are antidilutive as a result of the net loss incurred.

Since March 31, 2001, the Company has issued 345,000 stock options with exercise prices between $0.94 and $1.04, which could have a dilutive effect on future diluted net income per common share.

Note 5--RESTRUCTURING

In March 2001, the Company completed a reduction in its workforce in order to reduce expenses, minimize ongoing cash consumption and to simplify management structure. All areas of the Company were impacted by the workforce reduction. These reductions reduced the workforce by approximately 235 persons (211 domestically and 24 in Europe) and resulted in a severance charge to operations in the first quarter of 2001 of approximately $498,000. Of these costs, $223,000 were included in cost of sales, $179,000 were included in selling, general and administrative costs and $96,000 were included in research and development costs. All severance was paid during the first quarter of 2001, and no accruals remain.

During the third quarter of 2000, the Company incurred $3,899,000 in charges related to a restructuring, which will result in the closure of a wholly-owned subsidiary, Exabyte Magnetics GmbH ("EMG"). This restructuring was part of a plan adopted by the Board of Directors on July 24, 2000, which outsourced a number of manufacturing operations to Hitachi Digital Media Products Division of Hitachi, Ltd. ("Hitachi"). The restructuring decision resulted in: (1) an immediate end to the manufacture of M2™ recording heads by EMG; (2) the termination of M2™ scanner manufacturing by EMG during April 2001; and (3) the planned shut down of the remaining M1 scanner manufacturing by the end of 2003. No assets were transferred as a result of the decision to outsource M2™ scanner manufacturing to Hitachi and no technology was transferred. In addition, there were no write-offs taken or restructuring charges incurred in connection with the M2™ scanner outsourcing to Hitachi. There has been no change in the method of accounting for transactions between EMG and the Company and all assets not impacted by the restructuring continue to be depreciated in a consistent manner.

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

Approximately $309,000 in restructuring costs were paid during the first quarter of 2001. Employment at EMG was reduced by 11 employees during the quarter to 42 employees at March 31, 2001. Approximately $1,883,000 of accruals related to this restructuring remain at March 31, 2001. We expect to pay the remainder of these accruals by the end of 2003.

The following table summarizes the activity related to this reserve for 2000 and the first quarter of 2001:

(In thousands)	Severance and Related	Excess Facilities	Inventory Write- Down	Fixed Asset Write Down	Other	Total
Restructuring charges	$1,613	$718	$879	$389	$300	$3,899
Asset write downs	--	--	(879)	--	--	(879)
Loss on sale of assets	--	--	--	(56)	--	(56)
Cash payments	(360)	--	--	--	(139)	(499)
Additional charges/ reclassifications	74	41	--	(333)	(55)	(273)

Balance, December 30, 2000	$1,327	$759	--	--	$106	$2,192

Cash payments	(232)	(20)	--	--	(57)	(309)

Balance, March 31, 2001	$1,095	$739	--	--	$49	$1,883

Note 6--CONTINGENCIES

The Company is, from time to time, subject to certain claims, assertions or litigation by outside parties as part of its ongoing business operations. The outcomes of any such contingencies are not expected to have a material adverse impact on the financial condition or results of operations of the Company.

The Company has entered a development agreement with Hitachi Corporation for the development of certain M3 components and manufacture of engineering prototypes. Under this agreement, we have a maximum obligation of approximately $2,500,000 for development activities, $700,000 for prototype parts and $2,800,000 for tooling costs. No expenses have been incurred under this agreement through March 31, 2001. Under this agreement, which is cancelable by either party by giving notice and without cost or penalty, the Company will retain all technology rights for data storage applications. Neither party is obligated to pay royalties. Amounts are expensed based upon the performance of services by Hitachi or receipt of engineering prototypes.

Note 7--SUBSEQUENT EVENTS

On April 12, 2001, the Company entered into an agreement with a private investor, whereby the Company agreed to issue 1,500,000 shares of Series G preferred stock to the investor for total proceeds of $3,000,000. The dividends accrue at a rate of 9% per annum and are compounded if not paid. Dividends must be paid in cash, except that they may be paid in shares of common stock, at a price of $2.00 per share, if the Company is prohibited from paying cash dividends under any agreement in place as of April 16, 2001. The Company's bank line of credit agreement with Congress Financial Corporation currently prohibits the payment of cash dividends. Series G preferred stock has a liquidation preference over common stock and conversion rights, at the option of the holder, into shares of common stock at a conversion price of $2.40 per share, subject to adjustment. The holder of the Series G preferred stock is entitled to vote with shares of common stock (and not as a separate class) on an as-converted basis at any annual or special meeting of the Company's stockholders; provided, however, that without the prior written unanimous consent of the Series G preferred stock, the Company may not take certain actions, including asset transfer or acquisition (which terms are defined in the Certificate of Designation). The Company has filed an S-1 and are in the process of registering the shares of Series G preferred stock as well as the underlying shares of common stock issuable upon conversion, or payment of dividends when, as and if, declared by the board of directors on the Series G certain permitted issuances, from selling common stock, or securities convertible or exercisable into common stock during the period ended June 15, 2001 for a price per share, or having an exercise or conversion price per share of less than $2.40. In that case, the Company is required to pay an amount in cash equal to the difference between the sale price and $2.40 multiplied by the number of shares of common stock into which the Series G preferred stock is then convertible

As of March 31, 2001, the Company was in violation of the tangible net worth covenant of its line of credit. On April 12, 2001, the Company obtained a waiver from the lender in regard to the current covenant violation.

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

We market our products worldwide to resellers and original equipment manufacturers ("OEMs"). We also provide repair services directly to OEMs and to our resellers' customers.

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

In March 2001, we entered into a development agreement with Hitachi Digital Media Products Division of Hitachi, Ltd. ("Hitachi"). Under this agreement, we have a maximum obligation of approximately $2,500,000 for development activities, $700,000 for prototype parts and $2,800,000 for tooling costs. No expenses have been incurred under this agreement through March 31, 2001.

Results of Operations

The following table sets forth our operating results as a percentage of sales for each period presented.

	Three Months Ended
	March 31, 2001	April 1, 2000

Net sales	100.0%	100.0%
Cost of goods sold	92.9	79.4

Gross profit	7.1	20.6
Operating expenses:
Selling, general and administrative	23.1	27.1
Research and development	18.1	20.9

Loss from operations	(34.1)	(27.4)
Other income (expense), net	(1.0)	0.1

Loss before income taxes	(35.1)	(27.3)
Provision for income taxes	--	(0.1)
Equity interest in net loss of investee	(0.7)	--

Net loss	(35.8)%	(27.4)%

Net Sales

The following tables present our revenue by product in absolute dollars and as a percentage of sales for each period presented.

PRODUCT MIX TABLES

Dollars in thousands:

	Three Months Ended
	March 31, 2001	April 1, 2000
8mm drives:
Eliant™820, Mammoth- LT, Mammoth and M2™	$14,595	$23,314
8mm libraries:
EZ17™, 215M, 220, 430M, X80 and X200	8,275	8,889
DLTtape™ libraries:
17D, 230D and 690D	997	1,572
LTO™ libraries:
110L and 221L	873	--
Media	19,166	12,857
Service, spares and other	3,301	3,996
End-of-life drives and libraries(x)	236	1,388
Sales allowances	1,609	(2,440)
	$49,052	$49,576

As a percentage of net sales:

	Three Months Ended
	March 31, 2001	April 1, 2000
8mm drives:
Eliant™820, Mammoth LT, Mammoth and M2™	29.7%	47.0%
8mm libraries:
EZ17™, 215M, 220, 430M, X80 and X200	16.9	17.9
DLTtape™ libraries:
17D, 230D and 690D	2.0	3.2
LTO™ libraries:
110L and 221L	1.8	--
Media	39.1	25.9
Service, spares and other	6.7	8.1
End-of-life drives and libraries(x)	0.5	2.8
Sales allowances	3.3	(4.9)
	100.0%	100.0%

(x) Prior year amounts and percentages reflect current year classifications of end-of-life products.

Our net sales decreased by 1.1% to $49,052,000 in the first quarter of 2001 from $49,576,000 for the first quarter of 2000. In comparing net sales from the first quarter of 2001 to the first quarter of 2000, there were several significant differences:

     -    Sales of M2™ tape drives decreased by $5,182,000. We believe this decrease is due to a general economic slowdown in the technology industry, as well as media supply constraints during most of the first quarter of 2001.

     -    Sales of tape media increased by $6,309,000 as we resolved media supply constraints late in the first quarter of 2001 and were able to fill our backlog of outstanding orders.

      -    Sales allowances decreased by $4,050,000, which had a positive impact on net sales. The decrease is a result of decreased exposure to inventory stock rotation related to decreased sales volumes to qualifying reseller customers, a decrease in certain marketing related programs and a decrease in rebate incentives.

       -    Sales of older generation 8mm tape drives (Eliant™820, Mammoth-LT and Mammoth) decreased by $3,538,000 due to product life cycles. Decreases were primarily in the OEM channel.

   -    Sales of end-of-life drives and libraries decreased by $1,152,000 as we had less inventory in end-of-life status in 2001 compared to 2000.

The following table details our sales to different customer types as a percentage of total net sales for the periods presented:

CUSTOMER MIX TABLE

(As a percentage of net sales)

	Three Months Ended
Customer Type:	March 31, 2001	April 1, 2000
Reseller	66.1%	66.9%
OEM	29.1	28.5
End-user and other	4.8	4.6
	100.0%	100.0%

Sales to reseller customers decreased slightly as a percentage of net sales for the first quarter of 2001 over the same period in 2000, while sales to OEM customers and end-users increased. We believe this shift is a result of the media supply constraints during the first quarter of 2001, which had a greater impact on products being sold through our reseller channel. Also, sales in Europe decreased by approximately $1,549,000 from the first quarter of 2000 to the first quarter of 2001, while North America sales increased by approximately $1,123,000 in the same periods. We believe this resulted from wider domestic product acceptance.

The following table summarizes customers who accounted for 10% or more of our sales in the periods presented:

SALES TO MAJOR CUSTOMERS

(As a percentage of net sales)

	Three Months Ended
Customer:	March 31, 2001	April 1, 2000
Ingram Micro	12.6%	16.4%
Digital Storage	10.4	5.0
IBM	10.1	10.8
Tech Data	9.5	14.4

No other customers accounted for 10% or more of sales in any of these periods. We cannot guarantee that sales to these or any other customers will continue to represent the same percentage of our revenues in future periods. Our customers also sell competing products and continually review new technologies, which causes our sales volumes to vary from period to period.

Cost of Sales and Gross Margin

Our cost of sales includes the actual cost of all materials, labor and overhead incurred in the manufacturing and service processes, as well as certain other related costs. Other related costs include primarily warranty accruals and inventory reserves. Our cost of sales for the first quarter of 2001 increased to $45,558,000 from $39,363,000 for the first quarter of 2000. Excluding restructuring charges for the first quarter of 2001, our cost of sales was $45,335,000. Our gross margin percentage decreased to 7.1% in the first quarter of 2001 from 20.6% for the same period in 2000. Excluding restructuring charges for the first quarter of 2001, our gross margin was 7.6%. Gross profit for the first quarter of 2001 was negatively impacted by inventory reserves and rework charges related to our efforts to improve the quality and manufacturing yields of the M2™ drive product and high fixed costs relative to the level of net sales for the quarter.

Operating Expenses

Selling, general and administrative expenses include salaries, sales commissions, advertising expenses and marketing programs. These expenses decreased to $11,333,000 in the first quarter of 2001 from $13,436,000 for the same period in 2000. Without restructuring charges for the first quarter of 2001, these expenses were $11,154,000. The decrease is the result of higher advertising expenses in 2000 over 2001 for the introduction of the M2™ drive and related automation products. During 2001, our product introductions were smaller in scale.

Research and development expenses decreased to $8,901,000 in the first quarter of 2001 from $10,360,000 for the same period in 2000. Excluding restructuring charges for the first quarter of 2001, these expenses were $8,805,000. This decrease is the result of higher costs in 2000 over 2001 for ongoing engineering of the M2™ product, which was released in late 1999.

Other Income (Expense), Net

Other income (expense), net consists primarily of interest income and expenses, foreign currency remeasurement and transaction gains and losses and other miscellaneous items. Other expense for the first quarter of 2001 was $460,000 compared to income of $45,000 for the same period in 2000. This change is mainly the result of liquidity constraints which have resulted in borrowings under our line of credit resulting in interest expense during the first quarter of 2001. During the first quarter of 2001, we had net interest expense of approximately $501,000, while we had no net interest expense during the first quarter of 2000.

Taxes

The provision for income taxes for the first quarter of 2001 was (0.0)% of loss before taxes compared to a provision for income taxes of (0.3)% for the same period in 2000. As of the second quarter of 1999 we recorded a deferred tax valuation allowance equal to 100% of total deferred tax assets. Management considered a number of factors, including our cumulative operating losses over the prior three years, short-term projected losses due to the impact of delays in the release of the M2™ product as well as certain offsetting positive factors. Management concluded that a valuation allowance was required for 100% of the total deferred tax assets as it is more likely than not that the deferred tax assets will not be realized.

Liquidity and Capital Resources

During the first three months of 2001, we expended $2,663,000 of cash for operating activities, borrowed a net amount of $2,237,000 against our line of credit, expended $910,000 for capital equipment, expended $435,000 on long-term obligations, received $8,000 from the sale of fixed assets and had cash overdrafts of $1,357,000. Together, these activities decreased our cash and short-term investments by $406,000 to a quarter-ending balance of $2,753,000. Our working capital decreased to $12,972,000 at March 31, 2001 from $27,023,000 at December 31, 2000.

In May 2000, we entered into a bank line of credit agreement with Congress Financial Corporation, a subsidiary of First Union Bank Corporation. This agreement expires in May 2003. Originally, this agreement allowed borrowings up to the lesser of 80% of eligible accounts receivable or $20.0 million. In February 2001, this agreement was amended to increase the borrowing limit to $25.0 million. This amendment also added 25% of eligible finished goods inventory to the borrowing base. Eligible accounts receivable excludes invoices greater than 60 days past due, some foreign receivables and other items identified in the agreement. Eligible finished goods inventory excludes slow moving inventory and other items identified in the agreement. Collateral for this agreement includes accounts receivable and inventory, as well as certain off balance sheet assets.

The line of credit prohibits the payment of dividends without prior bank approval and has a minimum tangible net worth covenant, and certain other covenants. The agreement contains certain acceleration clauses that may cause any outstanding balance to become immediately due in the event of default. The amount available to borrow under the line of credit varies each day based upon the levels of the underlying accounts receivable and inventories. As of March 31, 2001, the overall amount available to borrow was $19,873,000, the Company had $14,544,000 in borrowings outstanding, a remaining borrowing capacity of $5,329,000 and we were in violation of the tangible net worth covenant of the line of credit agreement. On April 12, 2001, the lender waived the covenant violation.

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

We have incurred operating losses over the last four years. Additionally, as of March 31, 2001, we had only $5,329,000 of remaining borrowing capacity under our line of credit. As a result, we are currently reassessing our business and investigating various strategic alternatives that could increase our liquidity. These alternatives may include one or more of the following:

     -     sale of all or part of our operating and off-balance sheet assets;

     -     restructuring of current operations;

     -     additional equity infusions; or

     -     strategic alliance, acquisition or merger.

We have engaged an investment banker to assist in this process and will continue to explore these and other options that would provide additional capital for our objectives and operating needs. Should we be unsuccessful in achieving one or more of these actions, it is possible that we may be unable to achieve our currently contemplated business objectives or establish enough funds to support our operations, which could affect our ability to continue as a going concern. Also, as a result of our current liquidity constraints, the report of our independent accountants on our 2000 consolidated financial statements contains an explanatory paragraph related to this matter.

On April 12, 2001, we entered into an agreement with a private investor, whereby we agreed to issue 1,500,000 shares of Series G preferred stock to the investor for total proceeds of $3,000,000. The dividends accrue at a rate of 9% per annum and are compounded if not paid. Dividends must be paid in cash, except that they may be paid in shares of common stock, at a price of $2.00 per share, if we are prohibited from paying cash dividends under any agreement in place as of April 16, 2001. Our bank line of credit agreement with Congress Financial Corporation currently prohibits the payment of cash dividends. Series G preferred stock has a liquidation preference over common stock and conversion rights, at the option of the holder, into shares of common stock at a conversion price of $2.40 per share, subject to adjustment. The holder of the Series G preferred stock is entitled to vote with shares of common stock (and not as a separate class) on an as-converted basis at any annual or special meeting of the Company's stockholders; provided, however, that without the prior written unanimous consent of the Series G preferred stock, we may not take certain actions, including asset transfer or acquisition (which terms are defined in the Certificate of Designation). We have filed an S-1 and are in the process of registering the shares of Series G preferred stock as well as the underlying shares of common stock issuable upon conversion, or payment of dividends when, as and if, declared by the board of directors on the Series G preferred stock. The terms of the Series G share purchase agreement prohibit us, except for certain permitted issuances, from selling common stock, or securities convertible or exercisable into common stock during the period ended June 15, 2001 for a price per share, or having an exercise or conversion price per share of less than $2.40. In that case, we are required to pay an amount in cash equal to the difference between the sale price and $2.40 multiplied by the number of shares of common stock into which the Series G preferred stock is then convertible.

Restructuring Charges

In March 2001, the Company completed a reduction in its workforce in order to reduce expenses, minimize ongoing cash consumption and to simplify its management structure. All areas of the Company were impacted by the workforce reduction. These reductions reduced the workforce by approximately 235 persons (211 domestically and 24 in Europe) and resulted in a severance charge to operations in the first quarter of 2001 of approximately $498,000. Of these costs, $223,000 were included in cost of sales, $179,000 were included in selling, general and administrative costs and $96,000 were included in research and development costs. All severance was paid during the first quarter of 2001, and no accruals remain.

During the third quarter of 2000, we incurred $3,899,000 in charges related to a restructuring, which will ultimately result in the closure of our wholly owned subsidiary, EMG. This restructuring was part of a plan adopted by our Board of Directors on July 24, 2000, which outsourced a number of manufacturing operations to Hitachi in order to reduce our cost structure. The restructuring decision resulted in: (1) an immediate end to the manufacture of M2™ recording heads by EMG; (2) the termination of M2™ scanner manufacturing by EMG during April 2001; and (3) the planned shut down of the remaining M2™ scanner manufacturing by the middle of 2002. No assets were transferred as a result of the decision to outsource M2™ scanner manufacturing to Hitachi and no technology was transferred. In addition, there were no write-offs taken or restructuring charges incurred in connection with the M2™ scanner outsourcing to Hitachi. There has been no change in the method of accounting for transactions between EMG and the Company and all assets not impacted by the restructuring continue to be depreciated in a consistent manner.

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

Approximately $309,000 in restructuring costs were paid during the first quarter of 2001. Employment at EMG was reduced by 11 employees during the quarter to 42 employees at March 31, 2001. This amount will be reduced to 27 by mid 2001 as a result of these outsourcing efforts. Approximately $1,883,000 of accruals related to this restructuring remain at March 31, 2001. We anticipate future annual savings of approximately $3.4 million related to this restructuring. We further anticipate that most of the remaining amounts owed will be paid by the end of 2003.

The following table summarizes our restructuring reserve activity for 2000 and the first quarter of 2001:

(In thousands)	Severance and Related	Excess Facilities	Inventory Write- Down	Fixed Asset Write Down	Other	Total
Restructuring charges	$1,613	$718	$879	$389	$300	$3,899
Asset write downs	--	--	(879)	--	--	(879)
Loss on sale of assets	--	--	--	(56)	--	(56)
Cash payments	(360)	--	--	--	(139)	(499)
Additional charges/ reclassifications	74	41	--	(333)	(55)	(273)

Balance, December 30, 2000	$1,327	$759	--	--	$106	$2,192

Cash payments	(232)	(20)	--	--	(57)	(309)

Balance, March 31, 2001	$1,095	$739	--	--	$49	$1,883

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information concerning the Company's market risk is incorporated by reference from Item 2 above, "Management's Discussion and Analysis of Financial Condition and Results of Operations," under the caption, "Market Risk".

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

1.1 These risk factors contain important information about our business and you should read them carefully

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

1.3 We may not update these risk factors in a timely manner.

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

Our cash balance has declined over the last few years primarily because of:

     -     losses in the first quarter of 2001 of $17,550,000, in 2000 of $41,268,000; in 1999 of $88,407,000; and an accumulated deficit at March 31, 2001 of $44,927,000;

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

On April 12, 2001, the Company entered into an agreement with a private investor, whereby the Company agreed to issue 1,500,000 shares of Series G preferred stock to the investor for total proceeds of $3,000,000. The preferred stock is convertible, at the option of the holder, into a number of shares of common stock equal to the original issue price of the preferred, $2.00, divided by the conversion price of $2.40, subject to adjustment. The dividends accrue at a rate of 9% per annum and are compounded if not paid. Dividends are cumulative and payable in arrears on April 16 of each year, when and if declared by the board, and must be paid in cash, except that they may be paid in shares of common stock, at a price of $2.00 per share, if we are prohibited from paying cash dividends under any agreement in place as of April 16, 2001. Our bank line of credit agreement with Congress Financial Corporation currently prohibits the payment of cash dividends.

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

3.2 Any shortfall in media sales could harm our results of operations.

Sales of media accounted for approximately 39% of our net revenue during the first quarter of 2001. To the extent media sales decline and are not replaced with additional revenue from our other products or services, our financial results, including our gross margin and revenues, may be adversely affected.

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

3.8 Maintaining inventory on behalf of our customers at a third party warehouse has increased and may continue to increase our overhead costs. We may be unable to pass these cost increases on to our customers.

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

3.17 We rely on third party manufacturers, which may weaken our intellectual property protection, create a reliance on the manufacturers to produce our products, or expose us to market risks associated with foreign manufacturers .

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

3.20 We rely on the sales to a small number of customers for a large portion of our overall sales.

The following chart expresses the sales percentages of our three largest customers for the quarter ended March 31, 2001:

Ingram Micro	13%
Digital Storage	10%
IBM	10%
33%

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

To date, we have invested approximately $5.4 million in CreekPath. Because of losses in CreekPath's financial results, we expensed our remaining $343,000 of carrying value during the first quarter of 2001, and at March 31, 2001 the carrying value on our books was $0. Our shares of CreekPath capital stock are not registered with the Securities and Exchange Commission under the Securities Act of 1933. Furthermore, we are contractually limited in our ability to sell them to a third party. As a result, even if CreekPath is successful, we may be unable to liquidate our investment. Furthermore, the value of our interest in CreekPath depends on its success, which in turn depends upon a number of factors, including, the following:

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

     -     fluctuating conditions in the computer market; and

     -     liquidity issues.

Additional risks associated with an investment in our securities are described under Section 4 below.

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

During the last several years the Securities and Exchange Commission, the SEC, and Financial Accounting Standards Board, FASB, have issued a number of new accounting rule interpretations. These interpretations have addressed such topics as:

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

We continually review new interpretations as they are introduced. We believe our current accounting practices are unaffected by recent interpretations. However, if our current accounting practices conflict with any new or future interpretations we may have to restate our earnings. We recently restated our financial statements for 1999 in order to reflect a full valuation reserve for certain deferred tax assets in the second quarter of that year.

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

     -     paying a judgment or settlement arising from the suit.

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

Our international sales make up approximately 29% of our total revenue as of the last fiscal year. Direct international sales will probably continue to represent a significant portion of our revenue. In addition, many of our domestic customers ship a significant portion of our products to their customers in foreign countries.

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

4. The absence of a public market for our securities could reduce the price at which they may be sold and the ability to sell them.

4.1 There is currently no public market for our preferred stock.

Unlike our common stock, our preferred stock is not included on any exchange or over-the-counter market, and we do not have any intent to apply for inclusion. As a result, a holder of our preferred stock may be unable to dispose of those shares. In addition to many of the risks associated with an investment in our common stock, an investment in our preferred stock is subject to the risk that a holder may be unable to find a market for those shares.

4.2 Nasdaq could delist our common stock if we do not continue to meet Nasdaq's financial, corporate governance, and other standards for continued listing

Our common stock is listed on the Nasdaq National Market. In order to maintain our listing on Nasdaq we must meet minimum financial and other requirements. Among the continued listing requirements are the maintenance of a minimum amount of net tangible assets, a $1 minimum closing bid price for our common stock, and currency in filing various reports with the SEC, as well as other requirements. There are also circumstances where Nasdaq may exercise broad discretionary authority for continued inclusion. If our common stock were delisted from Nasdaq for any reason, it would seriously reduce the value of our common stock and its liquidity as there would be no effective way to buy or sell our common stock on a public market. Even the notice of a possible delisting would likely affect the stock price. Nasdaq has in the past notified us of a possible delisting as a result of our failure to timely file our Annual Report on Form 10-K for the 2000 fiscal year. Although we have since remedied the noticed deficiency, we cannot assure that we will not again receive future delisting notifications.

Item 6. Exhibits and Reports on Form 8-K
(a)	None

(b)	Reports on Form 8-K:

(1) We filed a report on Form 8-K on February 2, 2001 to update 1999 financial statements for an emphasis of matter paragraph in the independent accountants' report and footnote disclosure related to the Company's liquidity and financial condition.

(2) We filed a report on Form 8-K on February 2, 2001 to describe our common stock.
(3) We filed a report on Form 8-K on February 2, 2001 to describe the preferred share purchase rights that trade with our common stock.
(4) We filed a report on Form 8-K on February 9, 2001 to file a press release dated February 9, 2001.

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