Form 10-Q/A
period 1999-10-02
EXABYTE CORP /DE/
filed 2001-06-20
CIK 855109

-----------------------------------------------------------------------------
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

EXABYTE CORPORATION AND SUBSIDIARIES



TABLE OF CONTENTS



PART I.     FINANCIAL INFORMATION (Unaudited)
                                                                        Page

Item 1.     Financial Statements
            Consolidated Balance Sheets --
            October 2, 1999 and January 2, 1999 (Unaudited)..........    3

            Consolidated Statements of Operations --
                 Three and Nine Months Ended October 2, 1999
                 and October 3, 1998 (Unaudited)....................    4-5

            Consolidated Statements of Cash Flows --
                 Nine Months Ended October 2, 1999
                 and October 3, 1998 (Unaudited)....................    6-7

            Notes to Consolidated Financial Statements (Unaudited)..    8-11


Item 2.     Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations.........................................    12-20

Item 3.     Quantitative and Qualitative Disclosures About Market
                 Risk...............................................    20

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings.......................................    20

Item 6.     Exhibits and Reports on Form 8-K........................    21

PART I  Item 1.  Financial Statements
EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (In thousands, except per share data)
(Unaudited)

                                                     October 2,    January 2,
                                                       1999          1999
                                                    (Restated)
                                                     --------      --------
ASSETS
Current assets:
     Cash and cash equivalents....................   $ 29,655      $ 56,571
     Short-term investments.......................     11,804        14,145
     Accounts receivable, less allowance
       for doubtful accounts and reserves for
       customer returns and credits of $7,953 and
       $7,830, respectively.......................     30,601        38,014
     Inventories, net.............................     24,949        26,997
     Deferred income taxes........................          -        14,213
     Other current assets.........................      5,156         5,692
                                                     --------      --------
          Total current assets....................    102,165       155,632
Property and equipment, net.......................     26,090        28,396
Deferred income taxes.............................          -        22,732
Other assets......................................      1,168         1,076
                                                     --------      --------
                                                     $129,423      $207,836
                                                     ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable.............................   $ 13,010      $ 16,032
     Accruals and other liabilities...............     15,602        14,002
     Accrued income taxes.........................      2,267         2,370
     Current portion of long-term obligations.....      2,615         1,699
                                                     --------      --------
          Total current liabilities...............     33,494        34,103
Long-term obligations.............................      5,795         7,461
Stockholders' equity:
     Preferred stock, $.001 par value;
       14,000 shares authorized; no shares
       issued.....................................         --            --
     Common stock, $.001 par value; 50,000 shares
       authorized; 22,756 and 22,647 shares
       issued and outstanding, respectively.......     67,072        66,716
     Treasury stock, at cost, 455 shares..........     (2,742)       (2,742)
     Retained earnings............................     25,804       102,298
                                                     --------      --------
          Total stockholders' equity..............     90,134       166,272
                                                     --------      --------
                                                     $129,423      $207,836
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

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)


                                                       Nine Months Ended
                                                     ----------------------
                                                     October 2,    October 3,
                                                       1999          1998
                                                    (Restated)
                                                     --------      --------

Net sales....................................        $164,210      $223,309
Cost of goods sold...........................         135,066       157,946
                                                     --------      --------
Gross profit.................................          29,144        65,363

Operating expenses:
     Selling, general and administrative.....          43,701        41,642
     Research and development................          26,132        21,088
                                                     --------      --------
Income (loss) from operations................         (40,689)        2,633
Other income, net............................           1,264         1,182
                                                     --------      --------
Income (loss) before income taxes............         (39,425)        3,815

(Provision) benefit for income taxes.........         (37,069)       (1,297)
                                                     --------      --------
Net income (loss)............................        $(76,494)     $  2,518
                                                     ========      ========

Basic net income (loss) per share............        $  (3.44)     $   0.11
                                                     ========      ========
Common shares used in the calculation of
     basic net income (loss) per share.......          22,234        22,338
                                                     ========      ========
Diluted net income (loss) per share..........        $  (3.44)     $   0.11
                                                     ========      ========
Common and potential common shares used in
     the calculation of diluted net income
     (loss) per share........................          22,234        22,493
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

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)


                                                       Nine Months Ended
                                                     ----------------------
                                                     October 2,    October 3,
                                                       1999           1998
                                                    (Restated)
                                                     ---------     ---------

Reconciliation of net income (loss) to net cash
  provided (used) by operating activities:
     Net income (loss).........................      $(76,494)     $  2,518
     Adjustments to reconcile net income (loss)
       to net cash provided (used) by operating
       activities:
       Depreciation, amortization
         and other.............................        12,012        12,490
       Deferred income tax provision (benefit).        36,945        (2,666)
       Provision for losses and reserves
         on accounts receivable................         4,939         6,802

Change in assets and liabilities:
     Accounts receivable.......................         2,474       (10,931)
     Inventories, net..........................         2,048        14,615
     Income tax receivable.....................           589        13,130
     Other current assets......................         1,146         2,440
     Other assets..............................          (129)          220
     Accounts payable..........................        (3,022)        1,340
     Accrued liabilities.......................         1,600       (13,137)
     Accrued income taxes......................          (103)        1,711
     Other long-term obligations...............           927           723

                                                     --------      --------
          Net cash provided (used) by
           operating activities................      $(17,068)     $ 29,255
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

Note 3--INVENTORIES

Inventories, net of reserves for excess quantities and obsolescence, consist of the following:
(In thousands)


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
                                                     ========      ========


Note 5--BASIC AND DILUTED EARNINGS PER SHARE

The calculation of basic and diluted earnings per share ("EPS") is as follows:
(In thousands, except per share data)

                                                         Three Months Ended         Nine Months Ended
                                                       --------------------       --------------------
                                                       October 2,  October 3,     October 2,  October 3,
                                                         1999        1998           1999        1998
                                                       --------    --------       --------    --------
Basic EPS computation:
    Net income (loss)........................          $(17,503)   $    338       $(76,494)   $  2,518
                                                       ========    ========       ========    ========
    Common shares outstanding................            22,300      22,340         22,234      22,338
                                                       ========    ========       ========    ========
    Basic EPS................................          $  (0.78)   $   0.02       $  (3.44)   $   0.11
                                                       ========    ========       ========    ========
Diluted EPS computation:
    Net income (loss)........................          $(17,503)   $    338       $(76,494)   $  2,518
                                                       ========    ========       ========    ========
    Shares:
        Common shares outstanding............            22,300      22,340         22,234      22,338
        Dilutive stock options...............                --           6             --         155
                                                       --------    --------       --------    --------
                                                         22,300      22,346         22,234      22,493
                                                       ========    ========       ========    ========
    Diluted EPS..............................          $  (0.78)   $   0.02       $  (3.44)   $   0.11
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

Note 6 -- RESTRUCTURING

During the third quarter of 1999, management determined that the division of the Company into three operating segments was no longer appropriate due to the amount of overhead required to maintain this structure. The Company incurred $2,446,000 in pre-tax restructuring charges to combine its three operating segments under common management. These costs included severance, outplacement and benefits for the resulting workforce reduction of approximately 143 employees. All areas of the Company were impacted by the workforce reduction. Approximately $664,000 of these costs were included in cost of sales, $1,454,000 were included in selling, general and administrative costs and $328,000 were included in research and development costs. Severance and related costs of $1,238,000 were paid in cash during the third quarter of 1999. The remaining severance and related cost accruals are expected to be paid during the first half of 2000.

The following table summarized the activity related to the 1999 restructuring reserve:

                                                    Severance and Related
                                                    ---------------------
(In thousands)

Restructuring charges ........................................$ 2,446
Cash payments ................................................$(1,238)
                                                              -------
Balance, October 2, 1999 .....................................$ 1,208
                                                               ======

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

Note 9 - INCOME TAXES

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

Note 10 -- RESTATEMENT

The 1999 consolidated financial statements presented herein have been restated to reflect the recording of a full valuation allowance on deferred tax assets as of July 3, 1999. The company originally recorded a partial valuation allowance on its deferred tax assets as of July 3, 1999 due to the significant deterioration in operating results incurred in the quarter then ended.
Based on a re-evaluation of the situation subsequent to the issuance of the 1999 financial statements, the Company has increased that partial valuation allowance to a full valuations allowance resulting in increase to income tax expense in the second quarter of 1999 and for the year 1999 of $38,620,000, as well as a decrease in other assets on the October 2, 1999 balance sheet. This restatement had no effect on the Company's net cash flows from operating, investing or financing activities. The third quarter 1999 financial statements have been restated below.

                                             As Originally
                                               Reported        Restated
                                             --------------------------
                                       (In thousands, except per share data)


Statement of Operations Data for the
nine months ended October 2, 1999:

   Provision) benefit for income taxes......  $  1,551         $(37,069)
   Net Loss.................................   (37,874)         (76,494)
   Basic and diluted net loss per share.....     (1.70)           (3.44)


Balance Sheet Data as of October 2, 1999:

   Deferred income taxes (current)..........  $ 14,076         $     --
   Total current assets.....................   116,241          102,165
   Deferred income taxes (noncurrent).......    24,503               --
   Accrued income taxes.....................     2,226            2,267
   Retained earnings........................    64,424           25,804
   Total stockholders' equity...............   128,754           90,134

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




                                                         Three Months Ended         Nine Months Ended
                                                       --------------------       --------------------
                                                       October 2,  October 3,     October 2,  October 3,
                                                         1999        1998           1999        1998
                                                       --------    --------       --------    --------

Net sales....................................          100.0%      100.0%         100.0%      100.0%
Cost of goods sold...........................           86.3        70.9           82.3        70.7
                                                       -----       -----          -----       -----
Gross profit.................................           13.7        29.1           17.7        29.3
Operating expenses:
  Selling, general and administrative........           30.1        18.9           26.6        18.7
  Research and development...................           18.2        10.8           15.9         9.4
                                                       -----       -----          -----       -----
Income (loss) from operations................          (34.6)       (0.6)         (24.8)        1.2
Other income, net............................            1.7         1.3            0.8         0.5
                                                       -----       -----          -----       -----
Income (loss) before income taxes............          (32.9)        0.7          (24.0)        1.7
(Provision) benefit for income taxes.........           (0.1)       (0.2)         (22.6)       (0.6)
                                                       -----       -----          -----       -----
Net income (loss)............................          (33.0)%       0.5%         (46.6)%       1.1%
                                                       =====       =====          =====       =====


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

The following table presents the Company's sales by product as a percentage of total net sales for the thrid quarter and first nine months of 1999 and 1998:

PRODUCT MIX TABLE
(As a percentage of net sales)



                                                         Three Months Ended         Nine Months Ended
                                                       --------------------       --------------------
                                                       October 2,  October 3,     October 2,  October 3,
                                                         1999        1998           1999        1998
                                                       --------    --------       --------    --------

8mm drives:
  Mammoth, Mammoth LT
   and Eliant(TM)820.................................   42.9%       39.0%          47.1%       40.3%
Libraries:
  10h, 210, 220, 440, 480, X200, EZ17,
  17D, 18D, 230D and 690D............................   24.9        19.3           19.4        19.1
Other end-of-life drives and libraries...............    0.4        13.3            0.3        14.9
Media................................................   28.0        27.2           29.4        23.1
Service, spares and other............................    6.9         6.2            7.1         6.7
Sales allowances.....................................   (3.1)       (5.0)          (3.3)       (4.1)
                                                       -----       -----          -----       -----
                                                       100.0%      100.0%         100.0%      100.0%
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
                                                       =====       =====          =====       =====

We believe sales shifted from OEMS to reseller customers as a result of our efforts to develop the reseller channel during 1999.The following table summarizes sales to major customers:

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

OTHER INCOME, NET

Other income, net consists primarily of interest income and expenses, foreign currency remeasurement and transaction gains and losses, and other miscellaneous items. Other income for the third quarter of 1999 decreased to $900,000 from $949,000 for the same period in 1998. For first nine months of 1999, other income increased to $1.3 million from $1.2 million for the same period in 1998. These fluctuations were the result of increased interest income and unfavorable remeasurement and transaction gains/losses impacts in 1999 over 1998.

Net foreign exchange (gains)/losses related to remeasurements of foreign subsidiary accounts to U.S. dollars were $(425,000) and $(55,000) for the third quarter and first nine months of 1999, respectively, compared to $(158,000) and $0, respectively, for the same periods in 1998. Net foreign exchange (gains)/losses related to foreign currency transactions were $(97,000) and $372,000 for the third quarter and first nine months of 1999, respectively, compared to $(192,000) and $139,000, respectively, for the same periods in 1998.

TAXES

The provision for income taxes for the third quarter and first nine months of 1999 was 0.3% and 93.9%, respectively, of pretax income. The provision for both comparable periods in 1998 was 34.0%. As of the second quarter of 1999, the Company recorded a deferred tax valuation allowance equal to 100% of total deferred tax assets. Management considered a number of factors, including the Company's cumulative operating losses over the prior three years, short-term projected losses due to the impact of delays in the release of the M2(tm) product, as well as certain offsetting positive factors. Management concluded that a valuation allowance was required for 100% of the total deferred tax assets as it is more likely than not that the deferred tax assets will not be realized. For additional information, see Note 10 of Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of 1999, the Company expended $17.1 million of cash for operating activities, expended $8.7 million for capital equipment, expended $3.8 million on long-term obligations and received $356,000 for the insuance of common stock to company employees. Together, these activities resulted in a net decrease in the combined balance of cash and short-term investments of $26.9 million to a quarter-ending balance of $41.5 million. The Company's working capital decreased to $68.7 million at October 2, 1999 from $121.5 million at January 2, 1999.

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

Approximately $664,000 of these costs were included in cost of sales, $1,454,000 were included in selling, general and administrative costs and $328,000 were included in research and devlopment costs. *At October 2, 1999, $1.2 mllion of severance and related accruals remain and are expected to be paid during the first half of 2000.*

The following table summarizes the activity related to the 1999 restructuring reserve:

                                            Severance and Related
                                            ---------------------
(In thousands)

Restructuring charges.......................     $ 2,446
Cash payments...............................     $(1,238)
                                                 --------

Balance, October 2, 1999....................     $ 1,208
                                                 ========

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



Date   June 19, 2001                     By     /s/ Stephen F. Smith
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