Form 10-Q/A
period 2000-07-01
EXABYTE CORP /DE/
filed 2001-06-20
CIK 855109

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

As of August 8, 2000, there were 23,044,899 shares outstanding of the Registrant's Common Stock (par value $0.001 per share).

EXABYTE CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS
PART I. FINANCIAL INFORMATION	Page

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets--July 1, 2000 and January 1, 2000 (Unaudited)	3

Consolidated Statements of Operations--Three and Six Months Ended July 1, 2000 and July 3, 1999 (Unaudited)	4-5

Consolidated Statements of Cash Flows--Six Months Ended July 1, 2000 and July 3, 1999 (Unaudited)	6-7

Notes to Consolidated Financial Statements (Unaudited)	8-11

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	11-17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	18

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	18-20

PART I Item 1. Financial Statements

EXABYTE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	July 1, 2000 (Restated)	January 1, 2000
ASSETS
Current assets:
Cash and cash equivalents	$ 12,447	$25,610
Short-term investments	90	7,039
Accounts receivable, less allowance for doubtful accounts and reserves for customer returns and credits of $6,054 and $7,855, respectively	25,543	37,163
Inventories, net	30,918	26,805
Other current assets	4,770	4,927
Total current assets	73,768	101,544
Property and equipment, net	23,558	24,708
Other assets	1,588	1,024
	$98,914	$127,276
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 15,503	$ 23,327
Accruals and other liabilities	13,592	13,815
Accrued income taxes	2,399	1,877
Current portion of long-term obligations	2,793	2,931
Total current liabilities	34,287	41,950
Long-term obligations	8,335	6,570
Stockholders' equity:
Preferred stock, $.001 par value; 14,000 shares authorized; no shares issued	--	--
Common stock, $.001 par value; 50,000 shares authorized; 23,045 and 22,886 shares issued, respectively	23	23
Capital in excess of par value	68,337	67,584
Treasury stock, at cost, 455 shares	(2,742)	(2,742)
Retained earnings (deficit)	(9,326)	13,891
Total stockholders' equity	56,292	78,756
	$98,914	$127,276

The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	July 1, 2000	July 3, 1999

Net sales	$51,314	$48,519
Cost of goods sold	38,028	42,200

Gross profit	13,286	6,319

Operating expenses:
Selling, general and administrative	13,801	14,478
Research and development	9,366	8,690

Loss from operations	(9,881)	(16,849)
Other income, net	393	172

Loss before income taxes	(9,488)	(16,677)

Provision for income taxes	(149)	(38,814)

Net loss	$(9,637)	$(55,491)

Basic and diluted net loss per share	$(0.43)	$(2.50)

Common shares used in the calculation of basic and diluted net loss per share	22,505	22,210

The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Six Months Ended
	July 1, 2000	July 3, 1999

Net sales	$100,890	$111,169
Cost of goods sold	77,391	89,311

Gross profit	23,499	21,858

Operating expenses:
Selling, general and administrative	27,237	27,728
Research and development	19,726	16,474

Loss from operations	(23,464)	(22,344)
Other income, net	438	364

Loss before income taxes	(23,026)	(21,980)

(Provision for) benefit from income taxes	(191)	(37,011)

Net loss	$(23,217)	$(58,991)

Basic and diluted net loss per share	$(1.03)	$(2.66)

Common shares used in the calculation of basic and diluted net loss per share	22,480	22,201

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

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	July 1, 2000	July 3, 1999

Reconciliation of net loss to net cash used by operating activities:
Net loss	$(23,217)	$(58,991)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation, amortization and other	6,734	8,066
Deferred income tax benefit provision	--	36,945
Provision for losses and reserves on accounts receivable	1,925	3,309

Change in assets and liabilities:
Accounts receivable	9,695	7,871
Inventories, net	(4,113)	(2,468)
Income tax receivable	(186)	543
Other current assets	443	547
Other assets	(564)	148
Accounts payable	(7,824)	(3,558)
Accrued liabilities	(223)	(560)
Accrued income taxes	422	(105)
Other long-term obligations	2,001	206

Net cash used by operating activities	$(14,907)	$(8,047)

Supplemental schedule of non-cash investing and financing activities:
Capital lease obligations	$599	$ - -
Note payable issued to purchase property and equipment	- -	2,143

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

Note 2--INVENTORIES

Inventories, net of reserves for excess quantities and obsolescence, consist of the following:

(In thousands)

	July 1, 2000	January 1, 2000

Raw materials and component parts	$20,068	$15,694
Work-in-process	1,448	1,874
Finished goods	9,402	9,237
	$30,918	$26,805

Note 3--ACCRUED LIABILITIES

Accrued liabilities consist of the following:

(In thousands)

	July 1, 2000	January 1, 2000

Wages and employee benefits	$5,687	$6,083
Warranty and other related costs	2,097	3,536
Other	5,808	4,196
	$13,592	$13,815

Note 4--BASIC AND DILUTED EARNINGS PER SHARE

The calculation of basic and diluted earnings per share ("EPS") is as follows:

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 1, 2000	July 3, 1999	July 1, 2000	July 3, 1999

Basic and diluted EPS computation:
Net loss	$(9,636)	$(55,491)	$(23,217)	$(58,991)

Common shares outstanding	22,505	22,210	22,480	22,201

Basic and diluted EPS	$ (0.43)	$ (2.50)	$ (1.03)	$ (2.66)

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

Severance and related costs of $2,154,000 were paid in cash during 1999. The remaining severance and related costs accruals were paid during the first half of 2000.

The following table summarizes the activity related to the 1999 restructuring reserve:

Severance and Related
(In thousands)

Restructuring charges	$ 2,446
Cash payments	(2,154)
Balance, January 1, 2000	292
Cash payments	(292)
Balance July 1, 2000	$ --

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

NOTE 7 - INCOME TAXES

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

NOTE 8 - RESTATEMENT

The 2000 consolidated financial statements presented herein have been restated to reflect the recording of a full valuation allowance on deferred tax assets as of July 3, 1999. The Company originally recorded a partial valuation allowance on its deferred tax assets as of July 3, 1999 due to the significant deterioration in operating results incurred in the quarter then ended. Based on a re-evaluation of the situation subsequent to the issuance of the 1999 financial statements, the Company increased that partial valuation allowance to a full valuation allowance resulting in an increase to income tax expense in the second quarter of 1999 and for the year 1999 of $38,620,000, as well as a decrease in other assets on the July 1, 2000 balance sheet. This restatement had no effect on the Company's net cash flows from operating, investing or financing activities. The 2000 financial statements have been restated below.

	As Originally Reported	Restated
	(In thousands, except per share data)
Balance Sheet Data as of July 1, 2000:
Deferred income taxes (current)	$ 7,150	$--
Total current assets	80,918	73,768
Deferred income taxes (noncurrent)	31,370	--
Accrued income taxes	2,216	2,399
Retained earnings (deficit)	29,294	(9,326)
Total stockholders' equity	94,912	56,292

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

RESULTS OF OPERATIONS

The following table sets forth our operating results as a percentage of sales for each period presented.

	Three Months Ended		Six Months Ended
	July 1, 2000	July 3, 1999	July 1, 2000	July 3, 1999

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	74.1	87.0	76.7	80.3

Gross profit	25.9	13.0	23.3	19.7
Operating expenses:
Selling, general and administrative	26.9	29.8	27.0	25.0
Research and development	18.3	17.9	19.6	14.8

Loss from operations	(19.3)	(34.7)	(23.3)	(20.1)
Other income, net	0.8	0.3	0.4	0.3

Loss before income taxes	(18.5)	(34.4)	(22.9)	(19.8)
(Provision for) benefit from income taxes	(0.3)	(80.0)	(0.1)	(33.3)

Net loss	(18.8)%	(114.4)%	(23.0)%	(53.1)%

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

     -     Sales of current 8mm library products increased by $8.9 million. During 2000, both unit sales and average unit prices increased as sales shifted to libraries containing Mammoth-2 drives.

     -     Sales of Mammoth-2 tape drives were $1.6 million in 2000 with no comparable amount in 1999. Backward-read compatible Mammoth-2 drives started shipping late in the second quarter of 2000.

     -     Sales allowances decreased by $2.7 million, having a positive impact on net sales. This decrease resulted from (1) a general reduction in the number of marketing program offerings and (2) the expiration and cancellation of previously committed marketing funds, totaling $1.2 million. The majority of this impact was non-recurring.

Our net sales decreased by 9.2% to $100.9 million in the first six months of 2000 from $111.2 million for the first six months of 1999. Significant differences between the two periods include the following, some of which are discussed above for the quarterly comparison:

     -     Sales of older generation 8mm tape drives decreased by $22.2 million, primarily in the OEM channel.

     -     Sales of current 8mm library products increased by $12.2 million. During 2000, many of these libraries contain Mammoth-2 tape drives.

     -     Sales of Mammoth-2 tape drives were $9.5 million in 2000 with no comparable amount in 1999. Backward-read compatible Mammoth-2 drives started shipping late in the second quarter of 2000 . We anticipate Mammoth-2 drive shipments will increase throughout the remainder of 2000 as OEM adoptions of the product continue.

     -     Sales of tape media decreased by $8.3 million. This decrease is due to strong media sales during the first quarter 1999 as media constraints were resolved and media backlog orders were filled.

     -     Sales allowances decreased by $1.7 million, having a positive impact on net sales.

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

We believe sales shifted from OEMs to reseller customers as a result of the release of our M2™ drive in late 1999, which has not yet been qualified by OEMs.

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

COST OF SALES AND GROSS MARGIN

Our cost of sales includes the actual cost of all materials, labor and overhead incurred in the manufacturing and service processes, as well as certain other related costs. Other related costs include primarily warranty accruals and inventory reserves. Our cost of sales decreased to $38.0 million for the second quarter of 2000 from $42.2 million for the same period in 1999. These costs decreased to $77.4 million for the first six months of 2000 from $89.3 million for the same period in 1999. Corresponding with these decreases in costs, our gross margin percentages increased to 25.9% in the second quarter of 2000 from 13.0% during the second quarter of 1999. Our gross margin percentage increased to 23.3% in the first six months of 2000 from 19.7% during the first six months of 1999. The primary factor positively impacting gross margins was the margin contribution of certain recently released Mammoth-2 drives and libraries. Additionally, there were reductions in inventory reserves as the result of product life cycles.

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

     -     During the latter part of 1999 and throughout the first six months of 2000, we were involved in patent litigation against Ecrix Corporation. We had claimed that they infringed on a number of our patents and were in the middle of pre-trial discovery when we settled the case. We received a combination of cash, a note receivable and Ecrix preferred stock. The settlement included $450,000 for reimbursement of legal expenses that had been incurred mainly in the first and second quarters of 2000. The recovery offset the expenses of the second quarter of 2000 compared to the same period of 1999, bringing year-to-date expenses for 2000 back in line with 1999 expenses.

     -     An increase in 2000 advertising expenses for the quarter and year-to-date periods for the introduction of the Mammoth-2 drive and related automation products.

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

TAXES

The provision for income taxes for the second quarter of 2000 was 1.6% of income before taxes compared to 1.2% in the second quarter of 1999. The provision for income taxes for the first six months of 2000 was 0.8% before taxes compared to 168.4% for the same period in 1999. As of the second quarter of 1999, the Company recorded a deferred tax valuation equal to 100% of total deferred tax assets. Management considered a number of factors, including the Company's cumulative operating losses due to the impact of delays in the rease of the M2™ product, as well as certain offsetting positive factors. Management concluded that a valuation allowance was required for 100% of the total deferred tax assets as it is more likely than not that the deferred tax assets will not be realized. For additional information, see Note 8 of Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

During the first six months of 2000, we expended $14.9 million of cash for operating activities, expended $5.0 million for capital equipment, expended $952,000 on long-term obligations and received $753,000 from the sale of common stock to company employees. Together, these activities decreased our cash and short-term investments by $20.1 million to a quarter-ending balance of $12.5 million. Our working capital decreased to $39.5 million at July 1, 2000 from $59.6 million at January 1, 2000.

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

Approximately, $664,000 of these costs were included in cost of sales, $1,454,000 were included in selling general and administrative costs and $328,000 were included in research and development costs.

The following table summarizes the activity related to the 1999 restructuring reserve:

Severance and Related
(In thousands)

Restructuring charges	$ 2,446
Cash payments	$(2,154)
Balance, January 1, 2000	$ 292
Cash payments	$ (292)
Balance July 1, 2000	$ --

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