Form 10-Q
period 2001-06-30
EXABYTE CORP /DE/
filed 2001-08-14
CIK 855109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR SECTION 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

or

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________ to __________________________.

Commission File No: 0-18033

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

As of August 8, 2001, there were 23,287,184 shares outstanding of the Registrant's Common Stock (par value $.001 per share).

EXABYTE CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	Page

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets--June 30, 2001 (Unaudited) and December 30, 2000	3

Consolidated Statements of Operations--Three and Six Months Ended June 30, 2001 and July 1, 2000 (Unaudited)	4-5

Consolidated Statements of Cash Flows--Six Months Ended June 30, 2001 and July 1, 2000 (Unaudited)	6-7

Notes to Consolidated Financial Statements (Unaudited)	8-12

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	13-22

Item 3. Quantitative and Qualitative Disclosures About Market Risk	22

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceed	24

Item 3. Defaults Upon Senior Securities	24

Item 4. Submission of Matters to a Vote of Security Holders	24

Item 5. Other Information	27

Item 6. Exhibits and Reports on Form 8-K	46

PART I

Item 1. Financial Statements

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30, 2001 (Unaudited)	December 30, 2000
ASSETS
Current assets:
Cash and cash equivalents	$ 2,069	$3,159
Short-term investments	90	90
Accounts receivable, less allowance for doubtful accounts and reserves for customer returns and credits of $4,666 and $7,413, respectively	26,504	37,412
Inventories, net	31,769	40,143
Other current assets	3,104	2,807
Total current assets	63,536	83,611
Property and equipment, net	15,244	18,754
Other assets	1,121	1,427
	$79,901	$103,792
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, including book overdrafts of $1,085 and $2,343, respectively	$ 23,889	$ 26,944
Accrued liabilities	10,297	14,557
Accrued income taxes	617	633
Line of credit	14,337	12,307
Current portion of long-term obligations	2,070	2,147
Total current liabilities	51,210	56,588
Long-term liabilities:
Warranties	8,182	6,679
Other long-term obligations	1,215	1,467
Stockholders' equity:
Preferred stock; No Series; $.001 par value; 12,000 shares authorized; no shares issued, and outstanding	--	--
Preferred Stock; Series A; $0.001 par value; 500 shares authorized; no shares issued and outstanding	--	--
Convertible Preferred Stock; Series G; $0.001 par value; 1,500 shares authorized; 1,500 and no shares issued, respectively; $3,056,000 aggregate liquidation preference	2	--
Common stock, $.001 par value; 50,000 shares authorized; 23,289 and 23,234 shares issued, respectively	23	23
Capital in excess of par value	72,197	69,154
Treasury stock, at cost, 455 shares	(2,742)	(2,742)
Retained earnings (deficit)	(50,186)	(27,377)
Total stockholders' equity	19,294	39,058
	$79,901	$103,792

The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	June 30, 2001	July 1, 2000

Net sales	$39,412	$51,314
Cost of goods sold	31,163	38,028

Gross profit	8,249	13,286

Operating expenses:
Selling, general and administrative	9,513	13,801
Research and development	5,291	9,366

Loss from operations	(6,555)	(9,881)
Gain from sale of investment	1,719	--
Other income (expense):
Interest income	45	206
Interest expense	(412)	(109)
Other	(15)	296
Loss before income taxes	(22,418)	(23,026)
Loss before income taxes	(5,218)	(9,488)

Provision for income taxes	(41)	(149)

Net loss	$(5,259)	$(9,637)

Basic and diluted net loss per share	$(0.23)	$(0.43)

Common shares used in the calculation of basic and diluted net loss per share	22,788	22,505

The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Six Months Ended
	June 30, 2001	July 1, 2000

Net sales	$88,464	$100,890
Cost of goods sold	76,721	77,391

Gross profit	11,743	23,499

Operating expenses:
Selling, general and administrative	20,846	27,237
Research and development	14,192	19,726

Loss from operations	(23,295)	(23,464)
Gain from sale of investment	1,719	--
Other income (expense):
Interest Income	56	561
Interest Expense	(914)	(196)
Other	16	73
Provision for income taxes	(48)	(191)
Equity interest in net loss of investee	(343)	--

Net loss	$(22,809)	$(23,217)

Basic and diluted net loss per share	$(1.00)	$(1.03)

Common shares used in the calculation of basic and diluted net loss per share	22,783	22,480

The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30, 2001	July 1, 2000

Cash flows from operating activities:
Cash received from customers	$99,588	$112,434
Cash paid to suppliers and employees	(103,583)	(127,906)
Interest received	59	718
Interest paid	(913)	(196)
Income taxes paid	(62)	(106)
Income tax refund received	--	149
Net cash used by operating activities	(4,911)	(14,907)

Cash flows from investing activities:
Purchase of short-term investments	--	(2,051)
Proceeds from the sale of investments	1,719	9,000
Capital expenditures	(1,226)	(5,006)
Proceeds from the sale of fixed assets	11	--
Net cash provided (used) by investing activities	504	1,943

Cash flows from financing activities:
Net proceeds from issuance of stock	3,045	753
Change in cash overdraft	(1,258)	--
Borrowings under line of credit	104,787	--
Payments on line of credit	(102,757)	--
Principal payments under long-term obligations	(500)	(952)
Net cash provided (used) by financing activities	3,317	(199)

Net decrease in cash and cash equivalents	(1,090)	(13,163)
Cash and cash equivalents at beginning of period	3,159	25,610

Cash and cash equivalents at end of period	$2,069	$12,447

The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30, 2001	July 1, 2000

Reconciliation of net loss to net cash used by operating activities:
Net loss	$(22,809)	$(23,217)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation, amortization and other	4,727	6,734
Provision for losses and reserves on accounts receivable	468	1,925
Equity in loss of investee	343	--
Gain on sale of investment	(1,719)	--

Change in assets and liabilities:
Accounts receivable	10,439	9,695
Inventories, net	8,374	(4,113)
Other current assets	(297)	257
Other assets	(37)	(564)
Accounts payable	(1,797)	(7,824)
Accrued liabilities	(4,260)	(223)
Accrued income taxes	(16)	422
Other long-term obligations	1,673	2,001

Net cash used by operating activities	$(4,911)	$(14,907)

Supplemental schedule of non-cash investing and financing activities:
Capital lease obligations	$--	$599

The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1--ACCOUNTING PRINCIPLES

The consolidated balance sheet as of June 30, 2001, the consolidated statements of operations for the three and six months ended June 30, 2001 and July 1, 2000, as well as the consolidated statements of cash flows for the six months ended June 30, 2001 and July 1, 2000, have been prepared by Exabyte Corporation (the "Company") without an audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation thereof, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 30, 2000 annual report to stockholders heretofore filed with the Commission as Part II to the Company's Annual Report on Form 10-K. The results of operations for interim periods presented are not necessarily indicative of the operating results for the full year.

We have incurred operating losses over the last four years. Additionally, as of June 30, 2001, we had only $2,159,000 in cash, cash equivalents and short-term investments and $1,931,000 of remaining borrowing capacity under our line of credit (see Note 8) As a result, we have been and are continuing to reassess our business and investigate various strategic alternatives that could increase our liquidity. These alternatives may include one or more of the following:

   -   sale of all or part of our operating and off-balance sheet assets;

   -   restructuring of current operations;

   -   additional equity infusions; or

   -   strategic alliance, acquisition or merger.

We have engaged an investment banker to assist in this process and will continue to explore these and other options that would provide additional capital for our objectives and operating needs. As of August 14, 2001, we are engaged in discussions with at least one party regarding a potential business combination. We have also engaged in discussions with existing strategic partners about potential equity investments. However, we have no firm commitments with respect to any of these potential transactions, and we cannot assure that any of them will be consummated. If any equity financing is consummated, it may be on terms unfavorable to us, and may be insufficient to support our operations. Should we be unsuccessful in achieving one or more of these actions, it is possible that we may be unable to achieve our currently contemplated business objectives or establish enough funds to support our operations, which could affect our ability to continue as a going concern. Also, as a result of our current liquidity constraints, the report of our independent accountants on our 2000 consolidated financial statements contained an explanatory paragraph related to this matter.

      As of June 30, 2001, the Company was in default of the tangible net worth covenant of its line of credit. Subsequently, the Company received a letter of notification regarding this current default from the lender, reserving their rights and remedies under the line of credit agreement, which includes the right to call all amounts outstanding as immediately due. The lender has indicated that they do not intend to exercise these rights and remedies at this time, but reserves the right to do so in the future at its discretion.

Note 2--INVENTORIES

Inventories, net of reserves for excess quantities and obsolescence, consist of the following:

(In thousands)

	June 30, 2001	December 30, 2000

Raw materials and component parts	$21,258	$23,361
Work-in-process	1,170	1,817
Finished goods	9,341	14,965
	$31,769	$40,143

Note 3--ACCRUED LIABILITIES

Accrued liabilities consist of the following:

(In thousands)

	June 30, 2001	December 30, 2000

Wages and employee benefits	$4,815	$7,610
Warranty and other related costs	3,416	2,676
Other	2,066	4,271
	$10,297	$14,557

Note 4-- PREFERRED STOCK

On April 16, 2001, the Company issued 1,500,000 shares of Series G preferred stock to a private investor for total proceeds of $3,000,000. The dividends accrue at a rate of 9% per annum on the original Series G issue price and are compounded if not paid. The original Series G issue price of the Series G preferred stock is $2.00 per share, subject to adjustment for stock splits, stock dividends and other similar changes to our capital stock. Dividends must be paid in cash, except that they may be paid in shares of common stock, at a price of $2.00 per share, if the Company is prohibited from paying cash dividends under any agreement in place as of April 16, 2001. The Company's bank line of credit agreement with Congress Financial Corporation currently prohibits the payment of cash dividends. Series G preferred stock has a liquidation preference over common stock and conversion rights, at the option of the holder, into shares of common stock at a conversion price of $2.40 per share, subject to adjustment. The holder of the Series G preferred stock is entitled to vote with shares of common stock (and not as a separate class) on an as-converted basis at any annual or special meeting of the Company's stockholders; provided, however, that without the prior written unanimous consent of the Series G preferred stock, the Company may not take certain actions, including asset transfer or acquisition (which terms are defined in the Certificate of Designation). The Company has registered the shares of Series G preferred stock as well as the underlying shares of common stock issuable upon conversion, or payment of dividends when, as and if, declared by the board of directors on the Series G preferred stock. At June 30, 2001, $56,000 of preferred stock dividends related to this issuance had accumulated but had not been declared or paid.

Note 5--BASIC AND DILUTED EARNINGS PER SHARE

The calculation of basic and diluted earnings per share ("EPS") is as follows:

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2001	July 1, 2000	June 30, 2001	July 1, 2000
Basic EPS computation:
Numerator:
Net loss	$(5,259)	$(9,637)	$(22,809)	$(23,217)
Preferred stock dividend	(56)	--	(56)	--
	$(5,315)	$(9,637)	$(22,865)	$(23,217)
Denominator:
Common shares outstanding	22,788	22,505	22,783	22,480

Basic EPS	$ (0.23)	$ (0.43)	$ (1.00)	$ (1.03)

Diluted EPS computation:
Numerator:
Net loss	$(5,259)	$(9,637)	$(22,809)	$(23,217)
Preferred stock dividend	(56)	--	(56)	--
	$(5,315)	$(9,637)	$(22,865)	$(23,217)
Denominator:
Common shares outstanding	22,788	22,505	22,783	22,480

Diluted EPS	$ (0.23)	$ (0.43)	$ (1.00)	$ (1.03)

     Options to purchase 6,164,000 and 4,999,000 shares of common stock were excluded from dilutive stock option calculations for the second quarter of 2001 and 2000, respectively, because their exercise prices were greater than the average fair market value of the Company's stock for the period and as such, they would be anti-dilutive. Excluded from first quarter dilutive stock option calculations for 2001 and 2000 were 7,097,000 and 2,032,000 options to purchase common stock, respectively, as they were anti-dilutive.

     Additionally, options to purchase 1,169,000 and 294,000 shares of common stock, respectively, were excluded from the computation of diluted earnings per share for the second quarter of 2001 and 2000, respectively, as these options are antidilutive as a result of the net loss incurred. Excluded from first quarter dilutive share calculations for 2001 and 2000 were 86,000 and 3,339,000 options to purchase common stock, respectively, for this same reason.

     The assumed conversion of preferred stock into 1,250,000 shares of common stock and accumulated preferred stock dividends of 28,125 shares of common stock have been excluded from the calculation of diluted earnings per share for the second quarter and first six months of 2001 as inclusion would be antidilutive.

     Since June 30, 2001, the Company has issued 78,000 stock options with exercise prices between $0.80 and $1.00, which could have a dilutive effect on future diluted net income per common share.

Note 6 -- RESTRUCTURING

     In March 2001, the Company completed a reduction in its workforce in order to reduce expenses, minimize ongoing cash consumption and to simplify management structure. All areas of the Company were impacted by the workforce reduction. These reductions reduced the workforce by approximately 235 persons (211 domestically and 24 in Europe) and resulted in a severance charge to operations in the first quarter of 2001 of approximately $498,000. Of these costs, $223,000 were included in cost of sales, $179,000 were included in selling, general and administrative costs and $96,000 were included in research and development costs. All severance was paid during the first quarter of 2001 and no accruals remain.

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

     These third quarter 2000 restructuring charges include employee severance and related costs of $1,613,000, excess facilities costs of $718,000, the write-off of excess inventories of $879,000, the write-off of capital equipment of $389,000 and other costs of $300,000. Workforce reductions involved 93 employees, constituting all employees of EMG. All severance payments for these employees were contractually defined, fixed and communicated during the third quarter of 2000.

     Approximately $637,000 in restructuring costs were paid during the first six months of 2001. Employment at EMG was reduced by 24 employees during the first six months to 29 employees at June 30, 2001. Excess facilities exposure and other related costs were reduced by $235,000 with the signing of a new lease. Approximately $1,320,000 of accruals related to this restructuring remain at June 30, 2001. We expect to pay the remainder of these accruals by the end of 2003.

The following table summarizes the activity to date related to the restructuring which occurred in the third quarter of 2000:

(In thousands)	Severance and Related	Excess Facilities	Inventory Write- Down	Fixed Asset Write Down	Other	Total
Restructuring charges	$1,613	$718	$879	$389	$300	$3,899
Asset write downs	--	--	(879)	--	--	(879)
Loss on sale of assets	--	--	--	(56)	--	(56)
Cash payments	(360)	--	--	--	(139)	(499)
Additional charges/ adjustments	74	41	--	(333)	(55)	(273)

Balance, December 30, 2000	$1,327	$759	--	--	$106	$2,192

Cash payments	(547)	(33)	--	--	(57)	(637)
Additional charges/ adjustments	--	(186)	--	--	(49)	(235)
Balance, June 30, 2001	$780	$540	$--	$--	$--	$1,320

Note 7--GAIN FROM SALE OF INVESTMENT

     As of December 30, 2000, the Company owned 80,000 shares of Series B Preferred Stock and 83,000 shares of Series C Preferred Stock in HighGround Systems Inc. These shares had a net book value of $0 at December 30, 2000. In April 2001, Sun Microsystems purchased HighGround Systems Inc., and as a result, the Company received 96,000 shares of Sun Microsystems common stock. The Company sold 85,000 of these shares during the second quarter of 2001 and received cash proceeds and recorded a gain of $1,719,000.

Note 8--CONTINGENCIES AND COMMITMENTS

     The Company is, from time to time, subject to certain claims, assertions or litigation by outside parties as part of its ongoing business operations. The outcomes of any such contingencies are not expected to have a material adverse impact on the financial condition, results of operations, or cash flows of the Company.

     The Company has entered a development agreement with Hitachi Ltd. for the development of certain M3™ components and manufacture of engineering prototypes. Under this agreement, the Company has a maximum obligation of approximately $2,500,000 for development activities, $700,000 for prototype parts and $2,800,000 for tooling costs. Expenses of $800,000 have been incurred under this agreement through June 30, 2001. Under this agreement, which is cancelable by either party by giving notice and, without cost or penalty, the Company will retain all technology rights for data storage applications. Neither party is obligated to pay royalties. Amounts are expensed based upon the performance of services by Hitachi or receipt of engineering prototypes.

Note 9 -- RECENT ACCOUNT PRONOUCEMENTS

     In June of 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No.141, "Business Combinations" (FAS 141") and Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("FAS 142").

     FAS 141 requires that all purchase business combinations must be accounted for using the purchase method. Under this method, the purchase price of an acquired business is allocated to the individual tangible and intangible assets acquired and liabilities assumed based upon the estimated fair values at the date of acquisition. If the purchase price exceeds the amounts assigned to assets acquired and liabilities assumed, the excess is recognized as goodwill. After initial recognition, goodwill and intangible assets acquired in the business combination must be accounted for under FAS 142. FAS 141 is effective for the Company for all business combinations initiated after June 30, 2001. The Company believes that, once effective, this bulletin will not have a material impact on the Company's consolidated results of operations.

     FAS 142 requires that after a company allocates the purchase price in accordance with FAS 141, the assets acquired, liabilities assumed, and goodwill must be assigned to one or more reporting units based upon certain criteria outlined in FAS 142, In addition, goodwill will no longer be amortized. Instead, companies are required to test goodwill for impairment at the reporting unit level by (1) determining the fair values of the reporting units and comparing them with their carrying values and (2) if the fair value of a reporting unit is less than its carrying amount, measure the amount of impairment loss, if any, by comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds its implied fair value, that excess should be recognized as an impairment loss. FAS 142 is effective for the Company for any goodwill acquired in a business combination entered into after June 30, 2001. The remaining provisions of the Statement are effective for the year ending December 31, 2002. The Company believes that, once effective, this bulletin will not have a material impact on the Company's consolidated results of operations.

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

     Our tape drive products are based on 8mm and MammothTape™ technologies and our tape library products are based upon 8mm, MammothTape™ , AIT™ , DLTtape™ and LTO™ Ultrium™ technologies.

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

Even though we have no obligation to do so, we support some reseller channel customers by providing marketing and technical support directly to them or their consumers. As a result, we may incur certain additional costs for these sales. Other costs and risks associated with our reseller channel customers may include:

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

     In March 2001, we entered into a development agreement with Hitachi Digital Media Products Division of Hitachi, Ltd. ("Hitachi"). Under this agreement, we have a maximum obligation of approximately $2,500,000 for development activities, $700,000 for prototype parts and $2,800,000 for tooling costs. Expenses of $800,000 have been incurred under this agreement through June 30, 2001.

RESULTS OF OPERATIONS

The following table sets forth our operating results as a percentage of sales for each period presented.

	Three Months Ended		Six Months Ended
	June 30, 2001	July 1, 2000	June 30, 2001	July 1, 2000

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	79.1	74.1	86.7	76.7

Gross profit	20.9	25.9	13.3	23.3
Operating expenses:
Selling, general and administrative	24.1	26.9	23.6	27.0
Research and development	13.4	18.3	16.0	19.6

Loss from operations	(16.6)	(19.3)	(26.3)	(23.3)
Gain from sale of investment	4.4	--	1.9	--
Other income (expense): Interest income	0.1	0.4	0.1	0.6
Interest expense	(1.1)	(0.2)	(1.0)	(0.2)
Other	--	0.6	--	--

Loss before income taxes	(13.2)	(18.5)	(25.3)	(22.9)
Provision for income taxes	(0.1)	(0.3)	(0.1)	(0.1)
Equity interest in net loss of investee	--	--	(0.4)	--

Net loss	(13.3)%	(18.8)%	(25.8)%	(23.0)%

NET SALES

     The following tables present our revenue by product in absolute dollars and as a percentage of sales for each period presented.

PRODUCT MIX TABLES

Dollars in thousands:

	Three Months Ended		Six Months Ended
	June 30, 2001	July 1, 2000	June 30, 2001	July 1, 2000

8mm drives:
Eliant™820, Mammoth- LT, Mammoth and M2™	$12,951	$18,641	$27,546	$41,955
8mm libraries:
EZ17™, 215M, 430M, X80 and X200	8,674	7,099	14,852	11,937
DLTtape™ libraries:
17D, 230D and 690D	679	2,612	1,676	4,185
LTO™ libraries:
110L and 221L	676	--	1,549	--
Media	12,780	12,155	31,946	25,012
Service, spares and other	3,147	3,709	6,449	7,705
End-of-life drives and libraries(x)	958	6,815	3,290	12,254
Sales allowances	(453)	283	1,156	(2,158)
	$39,412	$51,314	$88,464	$100,890

As a percentage of net sales:

	Three Months Ended		Six Months Ended
	June 30, 2001	July 1, 2000	June 30, 2001	July 1, 2000

8mm drives:
Eliant™820, Mammoth- LT, Mammoth and M2™	32.9%	36.3%	31.2%	41.6%
8mm libraries:
EZ17™, 215M, 430M, X80 and X200	22.0	13.9	16.8	11.8
DLTtape™ libraries:
17D, 230D and 690D	1.7	5.0	1.9	4.1
LTO™ libraries:
110L and 221L	1.7	--	1.7	--
Media	32.4	23.7	36.1	24.8
Service, spares and other	8.0	7.2	7.3	7.6
End-of-life drives and libraries(x)	2.4	13.3	3.7	12.2
Sales allowances	(1.1)	0.6	1.3	(2.1)
	100.0%	100.0%	100.0%	100.0%

(x) Prior year percentages reflect current year classifications of end-of-life products.

     Our net sales decreased by 23.2% to $39,412,000 in the second quarter of 2001 from $51,314,000 for the second quarter of 2000. We believe this decrease is due primarily to a general economic slowdown in the technology industry. In addition, we believe that our current financial condition has negatively impacted sales. See "Risk Factors: 2. Currently our revenues are inadequate to support our operations" below. In comparing net sales from the second quarter of 2001 to the second quarter of 2000, there were several significant differences:

   -   Sales of older generation 8mm tape drives (Eliant™820, Mammoth-LT and Mammoth) decreased by $7,557,000 due to product life cycles. These decreases were primarily in the OEM channel.

   -   Sales of M2™ tape drives increased by $1,867,000. During the second quarter of 2000 our M2™ drive did not contain all the features, including backward-read capability, that the current generation drive contains. We believe that the addition of these features in 2001 is the primary reason for the increase in sales.

   -   Sales of certain 8mm tape libraries (EZ17, X80 and X200) decreased by $1,362,000. We believe this decrease is due to the general slowdown of the economy.

   -   Sales of newer generation 8mm tape libraries (215 and 430) increased by $2,936,000. This increase is due to the fact that these products did not begin shipping until late in 2000, thus there were no sales in the first two quarters of 2000.

   -   Sales of DLT libraries decreased by $1,933,000. We believe this is because these libraries incorporate older generation DLT 4000 and DLT 7000 tape drives.

   -   Sales of end-of-life drives and libraries decreased by $5,857,000. The majority of this decrease is due to our 220 library, which entered end-of-life status in the first quarter of 2001.

Our net sales decreased by 12.3% to $88,464,000 in the first six months of 2001 from $100,890,000 for the first six months of 2000. We believe this decrease is primarily due to a general economic slowdown in the technology industry. In addition, we believe that our current financial condition has negatively impacted sales. See "Risk Factors: 2. Currently our revenues are inadequate to support our operations" below. In comparing net sales from the first six months of 2001 to the first six months of 2000, there were several significant differences:

   -   Sales of older generation 8mm tape drives (Eliant™820, Mammoth-LT and Mammoth) decreased by $11,095,000 due to product life cycles. Decreases were primarily in the OEM channel.

   -   Sales of M2™ tape drives decreased by $3,315,000. We believe this decrease resulted from a combination of (1) initial stocking orders for the M2™ tape drives which occurred early in 2000 as well as (2) media supply constraints in the first quarter of 2001 which limited availability to sell tape drives.

   -   Sales of certain 8mm tape libraries (EZ17, X80 and X200) decreased by $2,734,000. We believe this decrease is due to the general slowdown in the economy.

   -   Sales of newer generation 8mm tape libraries (215 and 430) increased by $5,649,000. This increase is due to the fact that these products did not begin shipping until late in 2000, thus there were no sales in the first two quarters of 2000.

   -   Sales of DLT libraries decreased by $2,509,000. We believe this is because these libraries incorporate older generation DLT 4000 and DLT 7000 tape drives.

   -   Sales of end-of-life drives and libraries decreased by $8,964,000. The majority of this decrease is due to our 220 library, which entered end-of-life status in the first quarter of 2001.

   -   Sales of media increased by $6,934,000 as a result of our ability to resolve media supply constraints and fill the backlog of outstanding orders which we existed at December 30, 2000.

   -   Sales allowances decreased by $3,314,000, which had a positive impact on net sales. The decrease is a result of decreased exposure to inventory stock rotation related to decreased sales volumes to qualifying reseller customers, a decrease in certain marketing related programs, and a decrease in rebate incentives.

       The following table details our sales to different customer types as a percentage of total net sales for the periods presented:

CUSTOMER MIX TABLE

(As a percentage of net sales)

	Three Months Ended		Six Months Ended
	June 30, 2001	July 1, 2000	June 30, 2001	July 1, 2000
Customer Type:

Reseller	68.7%	62.7%	67.2%	64.8%
OEM	25.6	32.4	27.6	30.5
End-user and other	5.7	4.9	5.2	4.7
	100.0%	100.0%	100.0%	100.0%

     Sales to reseller and end-user customers increased as a percentage of net sales for the second quarter and first six months of 2001 over the same periods in 2000, while sales to OEM customers decreased. We believe this shift is a result of wider acceptance of our newer generation products through the reseller channel and slower acceptance of M2™ technology in the OEM channels

     Sales in Europe decreased by approximately $3,646,000 or 16.5% from the first six months of 2000 to the first six months of 2001, while North America sales decreased by $8,197,000 million or 11.6% in the same period.

     The following table summarizes customers who accounted for 10% or more of our sales in the periods presented:

SALES TO MAJOR CUSTOMERS

(As a percentage of net sales)

	Three Months Ended		Six Months Ended
	June 30, 2001	July 1, 2000	June 30, 2001	July 1, 2000
Customer:

Ingram Micro	21.1%	15.6%	16.4%	16.0%
IBM	11.9	11.3	10.9	11.1
Tech Data	10.5	10.6	9.9	12.5
Sun Microsystems	3.7	10.8	5.1	9.6

     No other customers accounted for 10% or more of sales in any of these periods. We cannot guarantee that sales to these or any other customers will continue to represent the same percentage of our revenues in future periods. Our customers also sell competing products and continually review new technologies, which causes our sales volumes to vary from period to period.

COST OF SALES AND GROSS MARGIN

     Our cost of sales includes the actual cost of all materials, labor and overhead incurred in the manufacturing and service processes, as well as certain other related costs. Other related costs include primarily warranty accruals and inventory reserves. Our cost of sales for the second quarter of 2001 decreased to $31,163,000 from $38,028,000 for the second quarter of 2000. Our gross margin percentage decreased to 20.9% in the second quarter of 2001 from 25.9% for the same period in 2000. Our cost of sales for the first six months of 2001 decreased to $76,721,000 from $77,391,000 for the second quarter in 2000. Excluding restructuring charges for the first six months of 2001, our cost of sales was $76,498,000. Our gross margin percentage decreased to 13.3% in the first six months of 2001 from 23.3% for the same period in 2000. Excluding restructuring charges for the first six months of 2001, our gross margin was 13.5%. Gross profit for the second quarter and first six months of 2001 was negatively impacted by inventory reserves and rework charges related to our efforts to improve the quality and manufacturing yields of the M2™ drive product and high fixed costs relative to the level of net sales.

     Gross margins for the second quarter of 2001 were adversely impacted by lower sales volumes over a relatively fixed manufacturing overhead structure. They were favorably impacted by the reduction in our lease exposure related to our third quarter 2000 restructuring as we singed a new lease. (see "Restructuring Charges below") Gross margins for the first six months of 2001 were negatively impacted by inventory reserves and rework charges related to our efforts to improve the quality and manufacturing yields of the M2™ drive product as well as lower sales volumes over a relatively fixed manufacturing overhead structure. During the second quarter of 2001, manufacturing yields have steadily increased as a result of these efforts.

OPERATING EXPENSES

     Selling, general and administrative expenses include salaries, sales commissions, advertising expenses and marketing programs. These expenses decreased to $9,513,000 in the second quarter of 2001 from $13,801,000 for the same period in 2000. These expenses decreased to $20,846,000 during the first six months of 2001 from $27,237,000 for the same period in 2000. Without restructuring charges for the first six months of 2001, these expenses were $20,667,000. The decrease in these costs is the result of our restructuring in the first quarter of 2001, as well as other general cost control efforts. Additionally, advertising expenses were higher in 2000 over 2001 as a result of the introduction of the M2™ drive and related automation products in 2000. During 2001, our product introductions were smaller in scale.

      Research and development expenses decreased to $5,291,000 in the second quarter of 2001 from $9,366,000 for the same period in 2000. These expenses decreased to $14,192,000 in the first six months of 2001 from $19,726,000 for the same period in 2000. Excluding restructuring charges for the first six months of 2001, these expenses were $14,096,000. This decrease is the result of our restructuring in the first quarter of 2001, as well as lower costs in 2001 over 2000 for ongoing engineering in 2000 of the M2™ product, which was released in late 1999.

OTHER INCOME (EXPENSE), NET

     Other income (expense), net consists primarily of interest income and expenses, foreign currency remeasurement and transaction gains and losses and other miscellaneous items. Other expense for the second quarter of 2001 was $382,000 compared to income of $393,000 for the same period in 2000. Other expense for the first six months of 2001 was $842,000 compared to income of $438,000 for the same period in 2000. These changes are primarily the result of liquidity constraints which have resulted in borrowings under our line of credit and the resulting interest expense during the second quarter and first six months of 2001. During the second quarter and first six months of 2000, we had no such interest expense, and had interest income due to invested cash balances.

TAXES

     The provision for income taxes for the second quarter of 2001 was (0.8)% of loss before taxes compared to (1.6)% for the same period in 2000. The provision for income taxes for the first six months of 2001 was (0.2)% of loss before taxes compared to (0.8)% for the same period in 2000. As of the second quarter of 1999 we recorded a deferred tax valuation allowance equal to 100% of total deferred tax assets. Management considered a number of factors, including our cumulative operating losses over the prior three years, short-term projected losses due to the impact of delays in the release of the M2™ product as well as certain offsetting positive factors. Management believes a 100% valuation allowance will be required until the Company returns to a consistent and predictable level of profitability.

LIQUIDITY AND CAPITAL RESOURCES

     During the first six months of 2001, we expended $4,911,000 of cash for operating activities, borrowed a net amount of $2,030,000 against our line of credit, received $3,045,000 from the sale of stock, expended $500,000 on long-term obligations, received $11,000 from the sale of fixed assets and had a decrease in cash overdrafts of $1,258,000. Together, these activities decreased our cash and short-term investments by $1,090,000 to a quarter-ending balance of $2,069,000. Our working capital decreased to $12,326,000 at June 30, 2001 from $27,023,000 at December 31, 2000.

     As of December 30, 2000, the Company owned 80,000 shares of Series B Preferred Stock and 83,000 shares of Series C Preferred Stock in HighGround Systems Inc. These shares were recorded with a net book value $0 at December 30, 2000. In April 2001, Sun Microsystems purchased HighGround Systems Inc., and as a result, the Company received 96,000 shares of Sun Microsystems common stock. The Company sold 85,000 of these shares during the second quarter of 2001 and received cash proceeds and recorded a gain of $1,719,000.

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

     The line of credit prohibits the payment of dividends without prior bank approval and has a minimum tangible net worth covenant, and certain other covenants. The agreement contains certain acceleration clauses that may cause any outstanding balance to become immediately due in the event of default. The amount available to borrow under the line of credit varies each day based upon the levels of the underlying accounts receivable and inventories. As of June 30, 2001, the overall amount available to borrow was $16,325,000, we had $14,394,000 in borrowings outstanding, a remaining borrowing capacity of $1,931,000 and we were in violation of the tangible net worth covenant of the line of credit agreement. Subsequently, we received a letter of notification regarding this current default from the lender, reserving their rights and remedies under the line of credit agreement. The lender has indicated that it does not intend to exercise these rights and remedies at this time, although it reserves the right to do so in the future at its discretion.

     Borrowings under the line of credit bear interest at the lower of the bank's prime rate +3% or "LIBOR" + 5%. As a result, any significant fluctuations in the prime rate or LIBOR would impact our interest expense related to borrowings under this line of credit. Offsetting the amount available under the line of credit is a letter of credit, which collateralizes certain leasehold improvements made by our subsidiary in Germany. This letter is currently for DM 900,000 and decreases by DM 100,000 in August of each year until it is fully depleted.

     We have incurred operating losses over the last four years. Additionally, as of June 30, 2001, we had only $2,159,000 in cash, cash equivalents and short-term investments, and $1,931,000 of remaining borrowing capacity under our line of credit. As a result, we have been and are continuing to investigate various strategic alternatives that could increase our liquidity. These alternatives may include one or more of the following:

   -   sale of all or part of our operating and off-balance sheet assets;

   -   restructuring of current operations;

   -   additional equity infusions; or

   -   strategic alliance, acquisition or merger.

     We have engaged an investment banker to assist in this process and will continue to explore these and other options that would provide additional capital for our objectives and operating needs. Should we be unsuccessful in achieving one or more of these actions, it is possible that we may be unable to achieve our currently contemplated business objectives or generate enough funds to support our operations, which could affect our ability to continue as a going concern. Also, as a result of our current liquidity constraints, the report of our independent accountants on our 2000 consolidated financial statements contains an explanatory paragraph related to this matter.

     On April 16, 2001, we issued 1,500,000 shares of Series G preferred stock to a private investor for total proceeds of $3,000,000. The dividends accrue at a rate of 9% per annum on the original Series G issue price and are compounded if not paid. The original Series G issue price of the Series G preferred stock is $2.00 per share, subject to adjustment for stock splits, stock dividends and other similar changes to our capital stock. Dividends must be paid in cash, except that they may be paid in shares of common stock, at a price of $2.00 per share, if we are prohibited from paying cash dividends under any agreement in place as of April 16, 2001. Our bank line of credit agreement with Congress Financial Corporation currently prohibits the payment of cash dividends. Series G preferred stock has a liquidation preference over common stock and conversion rights, at the option of the holder, into shares of common stock at a conversion price of $2.40 per share, subject to adjustment. The holder of the Series G preferred stock is entitled to vote with shares of common stock (and not as a separate class) on an as-converted basis at any annual or special meeting of the Company's stockholders; provided, however, that without the prior written unanimous consent of the Series G preferred stock, we may not take certain actions, including asset transfer or acquisition (which terms are defined in the Certificate of Designation). We have registered the shares of Series G preferred stock as well as the underlying shares of common stock issuable upon conversion, or payment of dividends when, as and if, declared by the board of directors on the Series G preferred stock.

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

     During the third quarter of 2000, we incurred $3,899,000 in charges related to a restructuring, which will ultimately result in the closure of our wholly owned subsidiary, EMG. This restructuring was part of a plan adopted by our Board of Directors on July 24, 2000, which outsourced a number of manufacturing operations to Hitachi in order to reduce our cost structure. The restructuring decision resulted in: (1) an immediate end to the manufacture of M2™ recording heads by EMG; (2) the termination of M2™ scanner manufacturing by EMG during April 2001; and (3) the planned shut down of the remaining M2™ scanner manufacturing by the end of 2003. No assets were transferred as a result of the decision to outsource M2™ scanner manufacturing to Hitachi and no technology was transferred. In addition, there were no write-offs taken or restructuring charges incurred in connection with the M2™ scanner outsourcing to Hitachi. There has been no change in the method of accounting for transactions between EMG and the Company and all assets not impacted by the restructuring continue to be depreciated in a consistent manner.

     These third quarter restructuring charges include employee severance and related costs of $1,613,000, excess facilities costs of $718,000, the write-off of excess inventories of $879,000, the write-off of capital equipment of $389,000 and other costs of $300,000. Workforce reductions involved 93 employees, constituting all employees of EMG. All severance payments for these employees were contractually defined, fixed and communicated during the third quarter of 2000.

     Approximately $637,000 in restructuring costs were paid during the first six months of 2001. Employment at EMG was reduced by 24 employees during the first six months to 29 employees at June 30, 2001. Excess facilities exposure and other related costs were reduced by $235,000 with the signing of a new lease. Approximately $1,320,000 of accruals related to this restructuring remain at June 30, 2001. We further anticipate that most of the remaining amounts owed will be paid by the end of 2003.

The following table summarizes the activity to date related to the restructuring which occurred in the third quarter of 2000:

(In thousands)	Severance and Related	Excess Facilities	Inventory Write- Down	Fixed Asset Write Down	Other	Total
Restructuring charges	$1,613	$718	$879	$389	$300	$3,899
Asset write downs	--	--	(879)	--	--	(879)
Loss on sale of assets	--	--	--	(56)	--	(56)
Cash payments	(360)	--	--	--	(139)	(499)
Additional charges/ adjustments	74	41	--	(333)	(55)	(273)

Balance, December 30, 2000	$1,327	$759	--	--	$106	$2,192

Cash payments	(547)	(33)	--	--	(57)	(637)
Additional charges/ adjustments	--	(186)	--	--	(49)	(235)

Balance, June 30, 2001	$780	$540	$--	$--	$--	$1,320

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

PART II.

Item 2. Changes in Securities and Use of Proceeds

On April 16, 2001, the Company issued 1,500,000 shares of its Series G Preferred Stock (the "Preferred Stock") to a private investor, State of Wisconsin Investment Board, in exchange for $3,000,000. The shares were issued in a transaction exempt from registration under the Securities Act of 1933, as amended (the "Act"), pursuant to Rule 506 promulgated thereunder, in reliance upon certain representations and warranties of the purchaser as well as the Company's own investigation of the facts surrounding this transaction.

Each share of Preferred Stock may be converted at the option of the holder into a number of shares of the Company's Common Stock determined by dividing the Liquidation Preference by $2.40. The initial Liquidation Preference is $2.00 per share, subject to adjustment for stock splits, stock dividends and other similar changes in the Company's capital stock. In addition, dividends on the Preferred Stock may be paid by the issuance of a number of shares of Common Stock determined by dividing the dividend amount by $2.00, subject to adjustment for stock splits, stock dividends and other similar changes in the Company's capital stock. Dividends accrue at a rate of 9% per annum based upon the original Series G issue price of shares of Preferred Stock outstanding on April 16 of each year, commencing in 2002.

For additional information concerning the terms of the Preferred Stock, please refer to the Certificate of Designation and Share Purchase Agreement, filed as Exhibits 3.2 and 10.1, respectively, to this report.

Item 3. Defaults Upon Senior Securities

The Company is a party to a Loan and Security Agreement (the "Loan Agreement"), dated May 16, 2000, by and among the Company and Congress Financial Corporation (Southwest) ("Congress"). As of June 30, 2001, the Company was in default under the Loan Agreement for failure to satisfy its tangible net worth covenant. The Company has received a notification regarding this current default from Congress. This letter does not constitute notification to the Company that the lender is presently commencing the exercise of any of its rights and remedies, although it does indicate that Congress reserves the right to do so at any time in its discretion.

Item 4. Submission of Matters to a Vote of Security Holders

On June 1, 2001, we held our 2001 Annual Meeting of stockholders. At the meeting, stockholders were asked to vote upon two proposals:

Proposal 1: Election of three members to our Board of Directors.

Proposal 2: Ratify selection of PricewaterhouseCoopers LLP as our independent accountants for fiscal 2001.

A total of 22,387,843 shares of Common Stock, representing approximately 96% of the total shares eligible to vote, cast votes at the meeting. The number of votes cast for, against or withheld, as well as abstentions and broker non-votes as to each proposal, are as follows:

	Votes For	Votes Against or Withheld	Abstentions and Broker Non-Votes
Proposal 1 - Election of Directors
Peter D. Behrendt	21,988,281	399,562	N/A
A. Laurence Jones	21,952,253	435,590	N/A
Stephen C. Johnson	21,952,853	434,990	N/A

Proposal 2 - Ratification of appointment of PricewaterhouseCoopers LLP	22,166,142	132,161	89,540

Item 5. Other Information

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

1.1. These risk factors contain important information about our business and you should read them carefully

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

2.  Currently, our revenues are inadequate to support our operations.

2.1. We need additional funding to support our operations. Our inability to obtain additional funding may harm our ability to continue as a going concern.

Our cash balance has declined over the last few years primarily because of:

                                     -   losses in the first half of 2001 of $22,809,000, in 2000 of
                                          $41,268,000; in 1999 of $88,407,000; and an accumulated
                                          deficit at June 30, 2001 of $50,186,000;

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

     As of June 30, 2001, we are engaged in discussions with at least one party regarding a potential business combination. We have also engaged in discussions with existing strategic partners about potential equity investments. However, we have no firm commitments with respect to any of these potential transactions, and we cannot assure that any of them will be consummated. If an equity financing is consummated, it may be on terms unfavorable to us, and may be insufficient to support our operations.

2.2. The data storage industry in which we compete is currently experiencing a slowdown.

Recently, the data storage industry has experienced reduced sales as a result of general economic conditions and other factors. This slowdown has impacted our net sales. Even if we reduce our costs as planned, we may be unable to generate sufficient revenue because of industry conditions in order to become profitable.

2.3 Our compliance with financial loan covenants under our loan agreement with Congress Financial Corporation may affect our ability to borrow under the line of credit and our own liquidity.

In May 2000, we entered into a new bank line of credit agreement with Congress Financial Corporation. This agreement was amended in February 2001. Currently, we can borrow up to the lesser of 80% of eligible accounts receivable plus 25% of eligible finished goods inventory (as defined in the agreement and amendment) or $25.0 million. As of June 30, 2001, the overall amount available to borrow was $16,325,000, we had $14,394,000 in borrowings outstanding, and a remaining borrowing capacity of $1,931,000. This loan is secured by our accounts receivable and inventory, as well as certain off balance sheet assets. The agreement contains a number of covenants that, among other things:

                                  -   restrict certain financial and other activities;

                                  -   requires us to maintain a minimum net worth; and

                                  -   eliminates the borrowing line if we experience any material adverse change.

     We are currently in default of our net worth covenant contained in the loan agreement. Although Congress Financial Corporation has chosen at this time not to pursue any remedies to which it has rights under the agreement, we cannot guarantee that it will not, in the future, pursue such remedies. Any such assertion by Congress Financial of its available remedies would adversely affect our liquidity and financial condition. Because of the covenants and conditions to borrowing, our line of credit may not always be available to us. See "Liquidity and Capital Resources" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" below.

3.  General information and risk factors.

3.1 Nasdaq could delist our common stock if we do not continue to meet Nasdaq's minimum bid price, financial, corporate governance, and other standards for continued listing

Our common stock is listed on the Nasdaq National Market. In order to maintain our listing on Nasdaq we must meet minimum financial and other requirements. Reasons for delisting include failure to maintain minimum amount of net tangible assets, a $1 minimum closing bid price for our common stock for 30 consecutive trading days, and failure to timely file various reports with the SEC, as well as other requirements. There are also circumstances where Nasdaq may exercise broad discretionary authority for continued inclusion. If our common stock were delisted from Nasdaq for any reason, it would seriously reduce the value of our common stock and its liquidity as there would be no effective way to buy or sell our common stock on a public market. Even the notice of a possible delisting would likely affect the stock price. Recently, our stock has traded below $1.00

 3.2 Our success depends on many factors, the most significant of which is our ability to successfully transition ourselves into a strong automation company.

We believe that our future success depends largely upon the success of our library products. We are currently transitioning into a more significant participant in the growing tape library market. However, our ability to be successful in this market will depend upon a number of factors, including:

                                     -   our ability to successfully sell libraries independent of our
                                          MammothTape™ tape drives;

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

 3.3 Media sales represent 36% of our revenues in the first six months of 2001. Any shortfall in media sales could harm our results of operations.

Sales of media accounted for approximately 36% of our net revenue during the first half of 2001. A significant portion of these sales were the result of backlog accrued during the end of 2000 and the beginning of 2001 due to media supply constraints. To the extent media sales decline and are not replaced with additional revenue from our other products or services, our financial results, including our gross margin and revenues, may be adversely affected.

3.4 We have encountered difficulties manufacturing our M2™ tape drive because of its complex design, which has harmed our ability to produce and sell the product. Our inability to successfully resolve these issues may harm our operating results.

The MammothTape™ platform designs are extremely complex, which may result in lower than anticipated manufacturing yields, field reliability issues and increased inventory levels. We experienced these issues with the introduction of M2™. We experienced similar issues with the introduction of our original MammothTape™ drive and were able to successfully address them. Although we have made significant progress in addressing these issues as they relate to M2™, we cannot assure that we will completely resolve any of these issues or, if resolved, they will be done in a timely manner. In addition, when we encounter these kinds of manufacturing problems, we must make changes to the product design. Implementing these changes can be troublesome and costly and could cause additional design or manufacturing flaws. Any difficulties manufacturing our products or designing our products for manufacturing could harm our results of operations.

3.5 Our inability to obtain enough media from three suppliers has in the past and could in the future inhibit our production and sales of our tape drives and associated libraries.

We depend on a continuous supply of Advanced Metal Evaporative ("AME") media to use with our products. We cannot sell our products, or grow our product lines without a sufficient supply of AME media. Currently, we obtain AME media from three suppliers:

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

3.6 In addition to our ability to successfully transition to an automation company, we also believe that our success depends on our ability to produce and sell our M2™ tape drive.

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

                                  -  OEM qualification and adoption; and media availability.

3.7 We previously experienced problems introducing our Mammoth tape drive on time. If we experience similar problems with introducing future products, we could experience losses in market share and credibility, which would harm our operating results.

As previously stated, we brought our original Mammoth tape drive to market late and as a result lost market share and credibility with our customers. We may experience development and/or manufacturing problems with our future MammothTape™ products that would delay their introduction. A late introduction for any future tape drive may again affect our market share position and/or credibility, which would negatively impact sales.

We are currently addressing issues regarding our ability to manufacture our M2™ tape drive. We must adequately address these issues before we can produce our next generation M3™ tape drive. Our inability to address these issues in a timely manner may delay the introduction of our M3™ tape drive.

3.8 Managing our inventory levels is important to us because excess inventory reduces cash available to us for funding our operations, or may cause us to write off excess inventory, negatively impacting our operating results.

It is important for us to maintain appropriate levels of inventory. Excessive amounts of inventory tends to reduce our cash available for operations and may cause us to write-off a significant amount as excess or obsolete. Inadequate inventory levels may make it difficult for us to meet customer product demand, resulting in lost revenues. Factors that impact our ability to adequately manage our inventory are discussed below.

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

3.9 Maintaining inventory on behalf of our customers at a third party warehouse has increased and may continue to increase our overhead costs. We may be unable to pass these cost increases on to our customers.

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

3.10 If companies introduce new technologies, such as optical disk, optical tape or DVD, into the data storage market, our tape products may become obsolete.

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

3.11 If we do not continually enhance our tape technology to keep pace with our competitors, our products will not remain competitive.

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

                                  -  data storage density;

                                  -  data transfer rate;

                                  -  customer confidence and familiarity;

                                  -  product reliability; and price.

3.12 We must accurately time the introduction and withdrawal of our products into and out of the data storage market because it affects our revenue and inventory levels.

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

3.13 We must continue to develop and introduce technologically compelling automated library products which automate competitive storage technologies, such as AIT™ , LTO™ Ultrium™, or DLTtape™, or other future non-tape technologies, in order for us to improve or maintain our sales and revenues.

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

                                  -  OEM qualification and adoption; and media availability.

3.14 We experience many risks regarding our efforts to outsource tape drive manufacturing to Hitachi and library manufacturing to Shinei Sangyo, including our inability to obtain enough product from these sole source suppliers, maintaining a duplicate manufacturing infrastructure during the transition phase, and timely implementing engineering product changes.

We currently outsource the manufacturing of some of our library products to Shinei Sangyo and portions of our M2™ manufacturing process to Hitachi. We plan to complete the outsourcing of all our low-end libraries and the remaining portion of our M2™ tape drive manufacturing to the respective manufacturers by the first quarter of 2002.

We successfully outsourced the manufacturing of our first tape drive products to Sony. While we were successful with that outsourcing effort, we may be unsuccessful with our current outsourcing effort. For example, we were unsuccessful last year when we outsourced our worldwide repair services to Magnetic Data Technologies, LLC and have now brought that service function back in-house.

Hitachi or Shinei Sangyo may be unable to timely implement product engineering changes.

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

We may be unable to obtain enough product.

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

We may need to maintain a duplicate manufacturing infrastructure during the transition period.

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

                                  -  creating additional inventory; and training Hitachi and Shinei                                       Sangyo technical and manufacturing personnel.

Expense increases for these or any other reasons could harm our results of operations. Upon completion of the outsourcing to these third parties, we may be unsuccessful in reducing our infrastructure costs at our facilities, which would cause us to incur higher total operation costs.

Our proprietary information may not be adequately protected.

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

3.15 We automated competitive DLT technology late and may experience market share loss if we cannot automate in a timely manner new competitive technology developed in the future.

We lost market share in the library market because we delayed our decision to automate competitive DLT technology. Our inability to successfully automate future technologies could again negatively affect our library market share position.

3.16 Any inability to obtain components, such as scanners or recording heads, from our suppliers would affect our ability to manufacture our products.

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

3.17 Our dependencies on sole-source suppliers may cause a reduction in our level of control over delivery, quantity, quality and cost of the product.

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

3.18 We rely on third party manufacturers, which may weaken our intellectual property protection, create a reliance on the manufacturers to produce our products, or expose us to market risks associated with foreign manufacturers.

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

 3.19 We may be unable to increase our production to meet sudden, unexpected demands by OEM customers.

OEM demand for our M2™ tape drives could increase suddenly. We, our suppliers, and third party manufacturers may be limited in our ability to meet a sudden significant increase in demand due to limitations in manufacturing capacity and long lead times to acquire certain parts. If our suppliers and third party manufacturers are not able to meet the increased demand, our inability to fulfill our customers' orders could adversely affect our results of operations.

3.20 The storage backup market is very competitive and may cause us to decrease our product pricing or affect our product sales.

The tape storage market is highly competitive and subject to rapid technological changes. We currently expect competition to increase. The tape storage market has experienced a number of consolidations, thereby increasing our competitive pressures. Competitive pressures impact us in many ways, including:

     Price Erosion. Price erosion of our products has occurred in the past and is likely to occur again in the future.

     Loss of Market Share. We have lost market share to competitors in the past. We may lose additional market share in the future.

Additionally, some of our competitors have financial, technical, manufacturing and marketing resources that are much greater than our own. These competitors may devote their superior resources to aggressively developing and marketing their own storage technologies. These technologies may be equivalent or superior to our own technologies, or may render some of our products non-competitive or obsolete. In order to compete under these pressures, we must adapt our technologies to these changes in an efficient, cost-effective manner.

Our M2™ tape drive faces significant competition from current and announced tape drive products offered by Quantum, Tandberg, Sony and the LTO™ Consortium (IBM, Hewlett Packard and Seagate). The specifications of some of the announced drives show greater data capacities and transfer rates than M2™.

Our other tape drives and automated tape libraries face competition from companies offering 8mm, half-inch, 4mm and mini-cartridge products. Significant competition may also develop from companies offering erasable and non-erasable optical disks, as well as other technologies.

3.21 We rely on the sales to a small number of customers for a large portion of our overall sales.

The following chart expresses the sales percentages of our three largest customers for the six months ended June 30, 2001:

Ingram Micro	16%
IBM	11%
Tech Data	10%
37%

We have customers who are also competitors, including IBM with their LTO™ Ultrium™ tape drive.

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

3.22 We rely on the information technology markets for workstations, mid-range computer systems and network systems to create demand for our products. Any slowing of these markets would adversely affect sales of our products.

Our product demand depends substantially on the purchases and use of work stations, mid-range computer systems and network servers. These markets tend to be volatile and subject to market shifts, which we may be unable to determine in advance. A slowdown in the demand for these types of products has in the past and could continue to materially affect our business. Any demand weakness affecting sales in the reseller channel, which generally represents higher margin sales, could have a greater impact on our results of operations.

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

3.23 Third parties may bring claims against us for monetary damages suffered as a result of our products failing to backup or restore data. These monetary damages could be significant.

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

3.24 We may lose our entire investment in CreekPath should they fail to succeed or if the market in which CreekPath participates cannot sustain CreekPath's growth.

In December 1999, we formed a wholly-owned subsidiary, CreekPath Systems, Inc., to leverage our investments and expertise in SANs, Fibre Channel and Java-based software for storage resource management. In December 2000 and January 2001, in order for CreekPath to utilize outside financing, rather than our own capital, CreekPath completed a $17 million convertible preferred stock financing. As a result of that financing, we currently hold 39.9% of the voting capital stock. See Note 13 of Notes to Consolidated Financial Statements for the three years ended December 30, 2000.

To date, we have invested approximately $5.4 million in CreekPath. Because of losses in CreekPath's financial results, we expensed our remaining $343,000 of carrying value during the first quarter of 2001, and at June 30, 2001 the carrying value on our books was $0.

Our shares of CreekPath capital stock are not registered under the Securities Act of 1933. Furthermore, we are contractually limited in our ability to sell them to a third party. As a result, even if CreekPath is successful, we may be unable to liquidate our investment. Furthermore, the value of our interest in CreekPath depends on its success, which in turn depends upon a number of factors, including, the following:

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

                                  - CreekPath's success depends on hiring qualified employees in sales and other areas; and CreekPath anticipates consolidations of the
                                     SSP market which may cause a decline in fees.

3.25 The labor market in the high technology industry and Boulder, Colorado is competitive and we may have difficulty recruiting or keeping key, qualified employees.

We compete for qualified employees with other high technology companies and other employers in Colorado. Competition for employees is based upon, among other factors, base salary, stock-based compensation, ownership investment and high turnover rates in technology and other companies generally. As a result, we may lose or fail to recruit needed employees.

Losing or failing to recruit a key employee could:

                                  -  delay product development schedules;

                                  -  interrupt team continuity;

                                  -  result in losing proprietary information to competitors or other third parties;

                                  -  increase our administrative costs; and adversely affect our results of operations.

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

                                  -  announcements of technological innovations or new products by us or our competitors; and CreekPath's performance and perceived valuation.

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

                                  -  fluctuating conditions in the computer market; and liquidity issues.

3.27 Factors such as economic conditions, industry or market shifts, or product price erosion may cause our quarterly results of operations to fluctuate.

Our future operating results may fluctuate from quarter to quarter for various reasons. For example, the markets we serve are subject to substantial market shifts. We may be unable to determine these market shifts in advance, or adequately respond to them.

In addition, our operations and revenues experience substantial fluctuations from period to period because of a number of factors, including:

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

We have subsidiaries located in Scotland, The Netherlands, Germany, Singapore, Japan and Canada. Tax regulations in the United States and these foreign countries require transactions between us and our subsidiaries to take place in an arm's-length manner. The IRS and its foreign counterparts have increased their focus on this issue in recent years. Penalties arising from misapplying these laws are material. Consequently, we have performed numerous formal transfer pricing studies to ensure the documentation supporting our intercompany dealings is adequate. The IRS has audited our tax records through 1997 and had not proposed any adjustments in the way we structure our arm's-length transactions. However, foreign taxing authorities could examine these same transactions and assert that we have not complied with their tax laws relating to intercompany transfer pricing. As a result, we could be required to pay potentially significant taxes and penalties.

3. 30  Even though we take many steps to protect our proprietary rights, such as filing patents and executing non-disclosure agreements, our proprietary rights may not be fully protected. Additionally, someone may infringe on our proprietary rights, or we may infringe on someone else's proprietary rights, which could lead to costly and potentially damaging litigation.

We rely on a combination of methods to protect our proprietary rights, including:

                                  -  patents;

                                  -  copyrights;

                                  -  trade secret protections;

                                  -  non-disclosure agreements; and license agreements.

Although we file patent applications for our products when appropriate, patents may not result from these applications, or they may not be broad enough to protect our technology. Someone may also challenge, invalidate or circumvent our patents. Sometimes other companies and individuals assert that our patents infringe their proprietary rights. Occasionally, third parties ask us to indemnify them from infringement claims. Defending these infringement claims may result in long and costly litigation, and potentially invalidate a patent.

Although we may try to secure a license from third parties to protect our technology, we may not succeed. This may adversely affect our results of operations.

We implement measures to protect our proprietary rights. We intend to defend ourselves against infringement claims. However, protecting these rights is sometimes difficult. Some foreign laws may not fully protect these rights.

We design our own mechanized deck assembly incorporated in our MammothTape™ products. Because we did not obtain the design of this deck from a third party, we do not benefit from supplier indemnification should an infringement claim arise. Manufacturing and/or selling our MammothTape™ drives may infringe on someone else's proprietary rights, even though we believe we have taken appropriate measures to avoid it.

When CreekPath began operating as a wholly-owned subsidiary, we provided them with certain intellectual property pertaining specifically to its operations. The valuation of CreekPath depends, in part, on its ownership of this intellectual property.

3.31 Any lawsuits by stockholders, which may allege claims such as we failed to adequately disclose material facts associated with our business, could lead to costly litigation or unfavorable settlement terms.

Many companies, directors, and officers in our industry have been subjected to class action and stockholder derivative suits filed in federal and state courts. These suits generally allege that the defendants failed to adequately disclose certain risks associated with their business. Our involvement in a class action or stockholder derivative suit could materially affect our results of operations, specifically because of large legal costs incurred defending such actions. Other factors affecting our results of operations include:

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

 Our future operating results depend on key components, products and subassemblies that are or may be manufactured in Japan, Germany, The Netherlands, China, Singapore, Indonesia, or Malaysia. Because we depend on foreign sourcing for our key components, products and subassemblies, our results of operations may be materially affected by:

                                  -  fluctuating currency exchange rates;

                                  -  Europe's conversion to the euro;

                                  -  foreign government regulations;

                                  -  foreign exchange control regulations;

                                  -  import/export restrictions;

                                  -  foreign economic instability;

                                  -  political instability;

                                  -  adverse exchange movement of the U.S. dollar versus the Japanese yen or other  currency; and tariffs, trade barriers and other trade restrictions by the U.S. government on products or components shipped from foreign sources.

We sometimes enter into contractual arrangements which may expose us to foreign exchange rate risks.

3.33 Foreign exchange rate fluctuations may harm our international sales, which represent almost one-third of our total revenue.

Our international sales accounted for approximately 30% of our total revenue for the first six months of 2001. Direct international sales will probably continue to represent a significant portion of our revenue. In addition, many of our domestic customers ship a significant portion of our products to their customers in foreign countries.

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

Regulations by the U.S. or foreign governments may obligate us to obtain licenses, pay fees and/or taxes, or otherwise delay or increase the costs of international transactions. These regulations may include without limitation:

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

Our subsidiaries in The Netherlands, Germany, Japan, Canada and Singapore operate under their respective local currencies. Consequently, foreign exchange rates between the U.S. dollar and the local currency affect any amounts paid or owed to a subsidiary. These subsidiaries also operate under their respective local law. This may complicate enforcing our legal rights in these countries.

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

                                  -  providing that only the Board may increase the authorized number of directors; and requiring that special stockholder meetings may be called only by the Chairman of the Board, President or majority of directors.

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

                                  -  financial activities, including general ledger and budget reporting;                                      and general day-to-day activities.

We are currently transitioning most of our IT functions to newer generation IT systems. To date we have spent approximately $1.5 million in license and service fees related to the acquisition and implementation of new systems. We currently expect to invest significant financial and other resources to upgrade certain existing IT functions that will not be addressed by our new systems. We may not be able to successfully implement new IT systems. If the new systems can not be properly implemented, we expect to incur significant additional expenses to upgrade and improve all of our existing IT functions. The failure or interruption in service of any of the IT systems supporting these functions could significantly impact our business operations.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibit Index
Exhibit	Description
3.1	Restated Certificate of Incorporation (1)
3.2	Certificate of Determination of Preference of Series A Junior Participating Preferred Stock, as amended (2)
3.3	Certificate of Designation of Powers, Preferences, Rights, Qualifications, Limitations and Restrictions of Series G Convertible Preferred Stock of Exabyte Corporation (3)
3.4	By-laws of the Company (4)
3.5	Amendment to the By-laws (3)
10.1	Exabyte Share Purchase Agreement, by and among Exabyte Corporation and State of Wisconsin Investment Board, entered into as of April 12, 2001. (3)

(1) Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-30941) filed with the Securities and Exchange Commission (the "SEC") on September 8, 1982 or Amendment Nos. 1 and 2 thereto (filed on October 12, 1989 and October 16, 1989, respectively) and incorporated herein by reference.

(2) Filed as Exhibits to the Company's Amendment No. 2 to the Company's Registration Statement on Form 8-A, as filed with the SEC on February 15, 2001 and incorporated herein by reference.

(3)   Filed as an Exhibit to the Company's Annual Report on Form 10-K, filed with the SEC on April 27, 2001, and incorporated herein by reference.

(4)   Filed as an Exhibit to the Company's Annual Report on 10-K, filed with the SEC on April 1, 1999, and incorporated herein by reference.

(b)     Reports on 8-K

On April 27, 2001, the Company filed a Current Report on Form 8-K (dated April 16, 2001) pursuant to Item 5 of that form.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXABYTE CORPORATION
Registrant
Date	August 14, 2001	By	/s/ Stephen F. Smith
Stephen F. Smith Vice President, Chief Financial Officer, General Counsel & Secretary (Principal Financial and Accounting Officer)