Form 10-Q
period 2001-09-29
EXABYTE CORP /DE/
filed 2001-11-08
CIK 855109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR SECTION 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2001

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. [ ] Yes [X ] No

As of November 5, 2001, there were 23, 287,184 shares outstanding of the Registrant's Common Stock (par value $.001 per share).

 EXABYTE CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	Page

Item 1. Financial Statements (Unaudited)	3-4

Consolidated Balance Sheets--September 29, 2001 and December 30, 2000 (Unaudited)	5

Consolidated Statements of Operations--Three and Nine Months Ended September 29, 2001 and September 30, 2000 (Unaudited)	6-7

Consolidated Statements of Cash Flows--Nine Months Ended September 29, 2001 and September 30, 2000 (Unaudited)	8-14

Notes to Consolidated Financial Statements (Unaudited)	8-14

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	15-25

Item 3. Quantitative and Qualitative Disclosures About Market Risk	26

PART II. OTHER INFORMATION

Item 5. Other Information	27-52

Item 6. Exhibits and Reports on Form 8-K	53

PART I

Item 1. Financial Statements

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)	December 30, 2000	September 29, 2001 (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 3,159	$2,079
Short-term investments	90	90
Accounts receivable, less allowance for doubtful accounts and reserves for customer returns and credits of $7,413 and $4,368, respectively	37,412	22,283
Inventories, net	40,143	31,009
Other current assets	2,807	2,705
Total current assets	83,611	58,166
Property and equipment, net	18,754	13,098
Other assets	1,427	1,032
	$103,792	$72,296
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, including book overdrafts of $2,343 and $268, respectively	$26,944	$19,022
Accrued liabilities	15,190	11,023
Line of credit	12,307	14,163
Current portion of long-term obligations	2,147	3,567
Total current liabilities	56,588	47,775
Long-term liabilities:
Warranties	6,679	7,922
Other long-term obligations	1,467	1,152
Stockholders' equity:
Preferred stock; no series; $.001 par value; 12,000 shares authorized; no shares issued, and outstanding	--	--
Preferred stock; series A; $0.001 par value; 500 shares authorized; no shares issued and outstanding	--	--
Convertible preferred stock; series G; $0.001 par value; 1,500 shares authorized; no shares and 1,500 shares issued, respectively; $3,125 aggregate liquidation preference	--	2
Common stock, $.001 par value; 50,000 shares authorized; 23,234 and 23,302 shares issued, respectively	23	23
Capital in excess of par value	69,154	72,196
Treasury stock, at cost, 455 shares	(2,742)	(2,742)
Retained deficit	(27,377)	(54,032)
Total stockholders' equity	39,058	15,447
	$103,792	$72,296

The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited)	Three Months Ended
(In thousands, except per share data)	September 30, 2000	September 29, 2001

Net sales	$60,100	$34,268
Cost of goods sold	48,892	24,798

Gross profit	11,208	9,470

Operating expenses:
Selling, general and administrative	12,995	7,493
Research and development	9,244	5,492

Loss from operations	(11,031)	(3,515)
Other income (expense):
Interest income	425	22
Interest expense	(86)	(431)
Other	(662)	55
Loss before income taxes	(11,354)	(3,869)

Benefit from income taxes	49	23

Net loss	$(11,305)	$(3,846)

Basic and diluted net loss per share	$(0.50)	$(0.17)

Common shares used in the calculation of basic and diluted net loss per share	22,600	22,840

The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)	Nine Months Ended
(In thousands, except per share data)	September 30, 2000	September 29, 2001

Net sales	$160,990	$122,732
Cost of goods sold	126,283	101,519

Gross profit	34,707	21,213

Operating expenses:
Selling, general and administrative	40,232	28,339
Research and development	28,970	19,684

Loss from operations	(34,495)	(26,810)

Other income (expense):
Gain from sale of investment	--	1,719
Interest income	986	78
Interest expense	(283)	(1,345)
Other	(588)	71
Loss before income taxes	(34,380)	(26,287)

Provision for income taxes	(142)	(25)
Equity interest in net loss of investee	--	(343)

Net loss	$(34,522)	$(26,655)

Basic and diluted net loss per share	$(1.53)	$(1.17)

Common shares used in the calculation of basic and diluted net loss per share	22,520	22,802

The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)	Nine Months Ended
(In thousands)	September 30, 2000	September 29 2001

Cash flows from operating activities:
Cash received from customers	$160,687	$138,209
Cash paid to suppliers and employees	(183,677)	(142,035)
Interest received	993	82
Interest paid	(282)	(1,345)
Income taxes paid	(239)	(188)
Income tax refund received	1,393	--
Net cash used by operating activities	(21,125)	(5,277)

Cash flows from investing activities:
Purchase of short-term investments	(2,051)	--
Proceeds from the sale of investments	9,000	1,719
Capital expenditures	(7,541)	(1,309)
Proceeds from the sale of fixed assets	--	28
Net cash provided (used) by investing activities	(592)	438

Cash flows from financing activities:
Net proceeds from issuance of stock	967	3,044
Cash overdraft	--	(2,075)
Borrowings under line of credit	--	142,825
Borrowings under bridge loan	--	1,500
Payments on line of credit	--	(140,969)
Principal payments under long-term obligations	(1,277)	(566)
Net cash provided (used) by financing activities	(310)	3,759

Net decrease in cash and cash equivalents	(22,027)	(1,080)
Cash and cash equivalents at beginning of period	25,610	3,159

Cash and cash equivalents at end of period	$3,583	$2,079

The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)	Nine Months Ended
(In thousands)	September 30, 2000	September 29, 2001
Reconciliation of net loss to net cash used by operating activities:
Net loss	$(34,522)	$(26,655)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation, amortization and other	9,927	6,937
Write down of assets	1,268	--
Provision for losses and reserves on accounts receivable	3,779	1,440
Equity in loss of investee	--	343
Gain on sale of investment	--	(1,719)

Change in assets and liabilities:
Accounts receivable	(4,438)	13,689
Inventories, net	(7,525)	9,134
Other current assets	1,030	102
Other assets	(510)	52
Accounts payable	3,635	(5,847)
Accrued liabilities	3,918	(4,167)
Warranties	947	1,243
Other long-term obligations	1,366	171

Net cash used by operating activities	$(21,125)	$(5,277)

Supplemental schedule of non-cash investing and financing activities:
Capital lease obligations	$933	$ --

The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1--ACCOUNTING PRINCIPLES

     The consolidated balance sheet as of September 29, 2001, the consolidated statements of operations for the three and nine months ended September 29, 2001 and September 30, 2000, as well as the consolidated statements of cash flows for the nine months ended September 29, 2001 and September 30, 2000, have been prepared by Exabyte Corporation ("Exabyte" or the "Company") without an audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation thereof, have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 30, 2000 annual report to stockholders heretofore filed with the Securities and Exchange Commission (the "Commission") as Part II to the Company's Annual Report on Form 10-K. The results of operations for interim periods presented are not necessarily indicative of the operating results for the full year.

     The Company has incurred operating losses over the last four years. Additionally, as of September 29, 2001, the Company had only $2,169,000 in cash, cash equivalents and short-term investments and $973,000 of remaining borrowing capacity under its line of credit. In January, 2001, the Company reassessed its business and commenced an investigation of various strategic alternatives that would result in increased liquidity. These alternatives included one or more of the following:

   -   sale of all or part of our operating and off-balance sheet assets;

   -   restructuring of current operations;

   -   additional equity infusions; or

   -   strategic alliance, acquisition or merger.

     The Company engaged an investment banker, Broadview International LLC, to assist in this process. As a result of these efforts, the Company issued Series G preferred stock as described in Note 4 and has entered into the merger agreement with Ecrix as described in Note 8.

     If the Company does not consummate the merger and does not execute its current business plan, it is possible that the Company would be unable to achieve its currently contemplated business objectives or have enough funds to support its operations, which could affect its ability to continue as a going concern.

 Note 2--INVENTORIES

Inventories, net of reserves for excess quantities and obsolescence, consist of the following:

(In thousands)	December 30, 2000	September 29, 2001

Raw materials and component parts	$23,361	$22,524
Work-in-process	1,817	1,087
Finished goods	14,965	7,398
	$40,143	$31,009

Note 3--ACCRUED LIABILITIES

Accrued liabilities consist of the following:

(In thousands)	December 30, 2000	September 29, 2001

Wages and employee benefits	$7,610	$4,144
Warranty, current portion	2,676	2,558
Other	4,904	4,321
	$15,190	$11,023

Note 4-- PREFERRED STOCK

     On April 16, 2001, the Company issued 1,500,000 shares of Series G preferred stock to a private investor for total proceeds of $3,000,000. The dividends accrue at a rate of 9% per annum on the original Series G issue price and are compounded if not paid. The original Series G issue price of the Series G preferred stock is $2.00 per share, subject to adjustment for stock splits, stock dividends and other similar changes to the Company's capital stock. Dividends must be paid in cash, except that they may be paid in shares of common stock, at a price of $2.00 per share, if the Company is prohibited from paying cash dividends under any agreement in place as of April 16, 2001. The Company's bank line of credit agreement with Congress Financial Corporation currently prohibits the payment of cash dividends. Series G preferred stock has a liquidation preference over common stock and conversion rights, at the option of the holder, into shares of common stock at a conversion price of $2.40 per share, subject to adjustment. The holder of the Series G preferred stock is entitled to vote with shares of common stock (and not as a separate class) on an as-converted basis at any annual or special meeting of the Company's stockholders; provided, however, that without the prior written unanimous consent of the Series G preferred stock, the Company may not take certain actions, including asset transfer or acquisition (which terms are defined in the Certificate of Designation). The Company has registered the shares of Series G preferred stock as well as the underlying shares of common stock issuable upon conversion, or payment of dividends when, as and if, declared by the board of directors on the Series G preferred stock. At September 29, 2001, $125,000 of preferred stock dividends related to this issuance had accumulated but had not been declared or paid.

Note 5--BASIC AND DILUTED EARNINGS PER SHARE

     Options to purchase 3,059,000 and 6,939,000 shares of common stock were excluded from dilutive stock option calculations for the third quarter of 2000 and 2001, respectively, because their exercise prices were greater than the average fair market value of the Company's stock for the period and as such, they would be anti-dilutive. Excluded from dilutive stock option calculations for the first nine months of 2000 and 2001 were 3,605,000 and 5,521,000 options to purchase common stock, respectively.

     Additionally, options to purchase 1,834,000 and 30,000 shares of common stock, respectively, were excluded from the computation of diluted earnings per share for the third quarter of 2000 and 2001, respectively, as these options are antidilutive as a result of the net loss incurred. Excluded from dilutive stock options calculations for the first nine months of 2000 and 2001 were 1,288,000 and 1,448,000 options to purchase common stock, respectively.

    Since September 29, 2001, the Company has not issued any stock options.

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

     Approximately $644,000 in restructuring costs were paid during the first nine months of 2001. Employment at EMG was reduced by 24 employees during the first nine months to 29 employees at September 29, 2001. Excess facilities exposure and other related costs were reduced by $235,000 with the signing of a new lease. Approximately $1,313,000 of accruals related to this restructuring remain at September 29, 2001.

The following table summarizes the activity to date related to the restructuring which occurred in the third quarter of 2000:

(In thousands)	Severance and Related	Excess Facilities	Inventory Write- Down	Fixed Asset Write- Down	Other	Total
Restructuring charges	$1,613	$718	$879	$389	$300	$3,899
Asset write downs	--	--	(879)	--	--	(879)
Loss on sale of assets	--	--	--	(56)	--	(56)
Cash payments	(360)	--	--	--	(139)	(499)
Additional charges/ adjustments	74	41	--	(333)	(55)	(273)

Balance, December 30, 2000	1,327	759	--	--	106	2,192

Cash payments	(554)	(33)	--	--	(57)	(644)
Additional charges/ adjustments	--	(186)	--	--	(49)	(235)
Balance, September 29, 2001	$773	$540	$--	$--	$--	$1,313

Note 7 -- SEGMENT, GEOGRAPHIC AND SALES INFORMATION

     Since 1998 all operations of the Company are considered one operating segment. Therefore, no segment disclosures have been presented. The Company will continue to review the internal reporting structure for future changes that could result in disclosure of additional segments.

The following table details revenues from external customers by geographic area:
	Revenues From External Customers
Three Months Ended		Nine Months Ended
(In thousands)	Sept. 30, 2000	Sept. 29, 2001	Sept. 30, 2000	Sept. 29, 2001

United States	$43,355	$26,393	$113,786	$88,626
Europe/Middle East	12,654	5,074	34,682	23,457
Pacific Rim	3,130	2,569	9,121	8,779
Other	961	232	3,401	1,870
	$60,100	$34,268	$160,990	$122,732

Foreign revenue is based on the country in which the customer is located.

The following table details long-lived asset information by geographic area:
	Long-lived Assets
(In thousands)	December 30, 2000	September 29, 2001

United States	$15,982	$10,870
Scotland	3,060	2,430
Germany	576	423
Pacific Rim	331	280
Other	232	127
	$20,181	$14,130

The following table details revenue by product line:

	Revenue by Product Line
Three Months Ended		Nine Months Ended
(In thousands)	Sept. 30, 2000	Sept. 29, 2001	Sept. 30, 2000	Sept. 29, 2001

Drives	$21,749	$10,891	$63,967	$38,483
Libraries	21,017	9,151	49,130	30,473
Media	15,628	12,626	40,639	44,572
Service, spares and other	3,497	2,620	11,203	9,069
Sales allowances	(1,791)	(1,020)	(3,949)	135
	$60,100	$34,268	$160,990	$122,732

The following tables summarize sales to major customers:
	Net Sales
Three Months Ended		Nine Months Ended
(In thousands)	Sept. 30, 2000	Sept. 29, 2001	Sept. 30, 2000	Sept. 29, 2001

Ingram Micro	$12,394	$7,480	$28,499	$21,962
Tech Data	7,607	5,228	20,207	14,007
IBM	7,580	2,991	18,734	12,640
Digital Storage	3,856	5,376	9,268	12,629
	% of Total Net Sales
Three Months Ended		Nine Months Ended
	Sept. 30, 2000	Sept. 29, 2001	Sept. 30, 2000	Sept. 29, 2001

Ingram Micro	20.6%	21.8%	17.7%	17.9%
Tech Data	12.7	15.3	12.6	11.4
IBM	12.6	8.7	11.6	10.3
Digital Storage	6.4	15.7	5.8	10.3

No other customers accounted for 10% or more of sales in any of these periods.

Note 8--AGREEMENT AND PLAN OF MERGER

     On August 22, 2001, the Company, Ecrix Corporation, certain lenders and certain investors entered into an Agreement and Plan of Merger. Under this agreement, Exabyte will issue 10,000,000 shares of its common stock in exchange for all the outstanding common and preferred shares of Ecrix. In addition, as a part of the merger, certain Ecrix shareholders have agreed to purchase 9,650,000 shares of Series H preferred stock of Exabyte at a price of $1.00 per share and make bridge loans to the Company for up to $2,000,000. The bridge loans convert to Series H preferred stock at closing of the Merger and those shares plus accrued interest are part of the 9,650,000 shares. This merger will be accounted for by Exabyte using the purchase method of accounting for a business combination. If either party terminates the agreement under certain circumstances described in the agreement, it is required to pay a termination fee of $1,000,000. In addition, if the Company terminates the agreement, it has agreed to repay the promissory notes, which totaled $1,500,000 at September 29, 2001. An additional $500,000 in promissory notes were issued subsequent to September 29, 2001. A special shareholder vote regarding this matter is scheduled to occur November 9, 2001.

Note 9--GAIN FROM SALE OF INVESTMENT

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

 Note 10--CONTINGENCIES AND COMMITMENTS

     The Company is, from time to time, subject to certain claims, assertions or litigation by outside parties as part of its ongoing business operations. The outcomes of any such contingencies are not expected to have a material adverse impact on the financial condition, results of operations, or cash flows of the Company.

     The Company entered into a development agreement with Hitachi Ltd. on March 1, 2001 for the development of certain M3™ components and manufacture of engineering prototypes. Under this agreement, the Company has a maximum obligation of approximately $2,500,000 for development activities, $700,000 for prototype parts and $2,800,000 for tooling costs. Expenses of $622,000 and $1,422,000 have been incurred under this agreement for the third quarter and first nine months of 2001, respectively. Under this agreement, which is cancelable by either party by giving notice and, without cost or penalty, the Company will retain all technology rights for data storage applications. Neither party is obligated to pay royalties. Amounts are expensed based upon the performance of services by Hitachi or receipt of engineering prototypes.

 Note 11 -- RECENT ACCOUNT PRONOUCEMENTS

     In June of 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No.141, "Business Combinations" (FAS 141") and Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("FAS 142").

     FAS 141 requires that all purchase business combinations must be accounted for using the purchase method. Under this method, the purchase price of an acquired business is allocated to the individual tangible and intangible assets acquired and liabilities assumed based upon the estimated fair values at the date of acquisition. If the purchase price exceeds the amounts assigned to assets acquired and liabilities assumed, the excess is recognized as goodwill. After initial recognition, goodwill and intangible assets acquired in the business combination must be accounted for under FAS 142. FAS 141 is effective for the Company for all business combinations initiated after June 30, 2001. The adoption of FAS 141 had no impact on the Company's consolidated results of operations.

     FAS 142 requires that after a company allocates the purchase price in accordance with FAS 141, the assets acquired, liabilities assumed, and goodwill must be assigned to one or more reporting units based upon certain criteria outlined in FAS 142. In addition, goodwill will no longer be amortized. Instead, companies are required to test goodwill for impairment at the reporting unit level by (1) determining the fair values of the reporting units and comparing them with their carrying values and (2) if the fair value of a reporting unit is less than its carrying amount, measure the amount of impairment loss, if any, by comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds its implied fair value, that excess should be recognized as an impairment loss. FAS 142 is effective for the Company on January 1, 2002. The Company is currently evaluating the impact of this standard on the Company's consolidated results of operations.

     In October of 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". FAS 144 retains the fundamental provisions of Statement 121 on losses. The statement establishes that long-lived assets to be disposed of other than by sale are to be considered held and used until the asset is disposed of. In addition, the statement requires that long-lived assets to be disposed of by sale should be classified as held for sale, regardless if the assets were previously held and used or newly acquired. Discontinued operations will no longer be measured on a net realizable value basis, and future operating losses are no longer recognized before they occur. FAS 144 is effective for the Company for fiscal year 2002, with early adoption encouraged. The Company believes that, once effective, this statement will not have a material impact on the Company's consolidated results of operations.

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

     Our tape drive products are based on 8mm and MammothTape™ technologies and our automated tape library products are based upon 8mm, MammothTape™ , AIT™ , DLTtape™ and LTO™ Ultrium™ technologies.

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

     Even though we have no obligation to do so, we support some reseller channel customers by providing marketing and technical support directly to them or their customers. As a result, we may incur certain additional costs for these sales. Other costs and risks associated with our reseller channel customers may include:

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

     In March 2001, we entered into a development agreement with Hitachi Digital Media Products Division of Hitachi, Ltd. ("Hitachi"). Under this agreement, we have a maximum obligation of approximately $2,500,000 for development activities, $700,000 for prototype parts and $2,800,000 for tooling costs. Expenses of $1,223,000 have been incurred under this agreement through September 29, 2001.

     On August 22, 2001 we entered into an Agreement and Plan of Merger with Ecrix Corporation, certain lenders and certain investors. Under this agreement, we will issue 10,000,000 shares of our common stock in exchange for all the outstanding common and preferred shares of Ecrix. In addition, as a part of the merger, certain Ecrix shareholders have agreed to purchase 9,650,000 shares of our Series H preferred stock at a price of $1.00 per share and have made bridge loans to us for $2,000,000. The bridge loans convert to Series H preferred stock at closing of the Merger. We will account for this merger using the purchase method of accounting for a business combination. If either party terminates the agreement under certain circumstances described in the agreement, it is required to pay a termination fee of $1,000,000. In addition, if we terminate the agreement, we will repay the promissory notes which totaled $1,500,000 at September 29, 2001. An additional $500,000 or promissory notes were issued subsequent to September 29, 2001.

RESULTS OF OPERATIONS

The following table sets forth our operating results as a percentage of sales for each period presented.

	Three Months Ended		Nine Months Ended
	Sept.30, 2000	Sept. 29, 2001	Sept.30, 2000	Sept. 29, 2001

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	81.4	72.4	78.4	82.7

Gross profit	18.6	27.6	21.6	17.3
Operating expenses:
Selling, general and administrative	21.6	21.9	25.0	23.1
Research and development	15.4	16.0	18.0	16.0

Loss from operations	(18.4)	(10.3)	(21.4)	(21.8)
Other income (expense):
Gain from sale of investment	--	--	--	1.4
Interest income	0.7	0.1	0.6	0.1
Interest expense	(0.1)	(1.3)	(0.2)	(1.1)
Other	(1.1)	0.2	(0.4)	--

Loss before income taxes	(18.9)	(11.3)	(21.4)	(21.4)
Provision for income taxes	0.1	0.1	--	--
Equity interest in net loss of investee	--	--	--	(0.3)

Net loss	(18.8)%	(11.2)%	(21.4)%	(21.7)%

NET SALES

     The following tables present our revenue by product in absolute dollars and as a percentage of sales for each period presented.

PRODUCT MIX TABLES

	Three Months Ended		Nine Months Ended
(In thousands)	Sept.30, 2000	Sept. 29, 2001	Sept.30, 2000	Sept. 29, 2001
8mm drives:
Eliant™820, Mammoth- LT, Mammoth and M2™	$21,465	$10,882	$63,420	$38,428
8mm libraries:
EZ17™, EZ17A, 215M, 215A, 430M, 430A, X80 and X200	12,389	6,142	24,326	20,994
DLTtape™ libraries:
17D, 230D and 690D	2,266	1,314	6,450	2,990
LTO™ libraries:
110L and 221L	21	1,739	21	3,288
Media	15,628	12,626	40,640	44,572
Service, spares and other	3,497	2,620	11,203	9,069
End-of-life drives and libraries(x)	6,625	(34)	18,879	3,256
Sales allowances	(1,791)	(1,021)	(3,949)	135
	$60,100	$34,268	$160,990	$122,732

	Three Months Ended		Nine Months Ended
(As a percentage of net sales)	Sept.30, 2000	Sept. 29, 2001	Sept.30, 2000	Sept. 29, 2001
8mm drives:
Eliant™820, Mammoth- LT, Mammoth and M2™	35.7%	31.8%	39.4%	31.3%
8mm libraries:
EZ17™, EZ17A, 215M, 215A, 430M, 430A, X80 and X200	20.6	17.9	15.1	17.1
DLTtape™ libraries:
17D, 230D and 690D	3.8	3.8	4.0	2.4
LTO™ libraries:
110L and 221L	0.1	5.1	--	2.7
Media	26.0	36.8	25.2	36.3
Service, spares and other	5.8	7.7	7.0	7.4
End-of-life drives and libraries(x)	11.0	(0.1)	11.8	2.7
Sales allowances	(3.0)	(3.0)	(2.5)	0.1
	100.0%	100.0%	100.0%	100.0%

(x) Prior year percentages reflect current year classifications of end-of-life products.

     Our net sales decreased by 43.0% to $34,268,000 in the third quarter of 2001 from $60,100,000 for the third quarter of 2000. We believe this decrease is primarily due to a general economic slowdown in the technology industry and delayed buying decisions related to the September 11, 2001 tragedy. In addition, we believe that our current financial condition has negatively impacted sales. In comparing net sales from the third quarter of 2001 to the third quarter of 2000, there were several significant differences:

-   Sales of older generation 8mm tape drives (Eliant™820, Mammoth-LT and Mammoth) decreased by $7,900,000 due to product life cycles. These decreases were primarily in the OEM channel.

-   Sales of M2™ tape drives decreased by $2,682,000. We believe this decrease is due to the general slowdown of the economy.

-   Sales of certain 8mm tape libraries (EZ17, X80 and X200) decreased by$8,275,000. We believe this decrease is due to the general slowdown of the economy.

-   Sales of newer generation 8mm tape libraries (EZ17A, 215, 215A, 430 and 430A) increased by $2,028,000. This increase is due to the fact that these products did not begin shipping until late in 2000 and 2001, thus there were fewer sales in the third quarter of 2000.

-   Sales of LTO™ Ultrium™ tape libraries (110L and 221L) increased by $1,718,000. This increase is due to the fact that these products did not begin shipping until late it the third quarter of 2000, thus there were fewer sales in the third quarter of 2000.

-   Sales of end-of-life drives and libraries decreased by $6,659,000. The majority of this decrease is due to our 220 library, which entered end-of-life status in the first quarter of 2001.

-   Sales of media decreased by $3,002,000. We believe this decrease is due to the general slowdown of the economy, and related to the decrease in sales of our MammothTape™ drive products.

     Our net sales decreased by 23.8% to $122,732,000 in the first nine months of 2001 from $160,990,000 for the first nine months of 2000. We believe this decrease is primarily due to a general economic slowdown in the technology industry and delayed buying decisions related to the September 11, 2001 tragedy. In addition, we believe that our current financial condition has negatively impacted sales. In comparing net sales from the first nine months of 2001 to the first nine months of 2000, there were several significant differences:

-   Sales of older generation 8mm tape drives (Eliant™820, Mammoth-LT and Mammoth) decreased by $18,996,000 due to product life cycles. Decreases were primarily in the OEM channel.

-   Sales of M2™ tape drives decreased by $5,997,000. We believe this decrease resulted from a combination of (1) initial stocking orders for the M2™ tape drives which occurred early in 2000; (2) media supply constraints in the first quarter of 2001 which limited availability to sell tape drives; and (3) a general slowdown of the economy.

-   Sales of certain 8mm tape libraries (EZ17, X80 and X200) decreased by $11,009,000. We believe this decrease is due to the general slowdown in the economy.

-   Sales of newer generation 8mm tape libraries (EZ17A, 215, 215A, 430 and 430A) increased by $7,677,000. This increase is due to the fact that these products did not begin shipping until late in 2000 and 2001, thus there were no sales in the first two quarters of 2000.

-   Sales of LTO™ Ultrium™ tape libraries (110L and 221L) increased by $3,268,000. This increase is due to the fact that these products did not begin shipping until late in 2000, thus there were no sales in the first two quarters of 2000.

-   Sales of DLT libraries decreased by $3,461,000. We believe this is because these libraries incorporate older generation DLT 4000 and DLT 7000 tape drives.

-   Sales of end-of-life drives and libraries decreased by $15,623,000. The majority of this decrease is due to our 220 library, which entered end-of-life status in the first quarter of 2001.

-   Sales of media increased by $3,932,000 as a result of our ability to resolve media supply constraints and fill the backlog of outstanding orders which existed at December 30, 2000.

-   Sales allowances decreased by $4,084,000, which had a positive impact on net sales. The decrease is a result of decreased exposure to inventory stock rotation related to decreased sales volumes to qualifying reseller customers, a decrease in certain marketing related programs, and a decrease in rebate incentives.

     The following table details our sales to different customer types as a percentage of total net sales for the periods presented:

CUSTOMER MIX TABLE

	Three Months Ended		Nine Months Ended
(As a percentage of net sales)	Sept.30, 2000	Sept. 29, 2001	Sept.30, 2000	Sept. 29, 2001
Customer Type:
Reseller	66.6%	76.2%	65.5%	69.7%
OEM	28.7	17.8	29.8	24.8
End-user and other	4.7	6.0	4.7	5.5
	100.0%	100.0%	100.0%	100.0%

     Sales to reseller and end-user customers increased as a percentage of net sales in the third quarter and first nine months of 2001 from the third quarter and first nine months of 2000, while sales to OEM customers decreased. We believe this shift is a result of wider acceptance of our newer generation products through the reseller channel and slower acceptance of M2™ technology in the OEM channels. Sales in Europe decreased by approximately $11,226,000 or 32.4% in the first nine months of 2001 from the first nine months of 2000, while North America sales decreased by $25,160,000 million or 22.1% in the same period.

     The following table summarizes customers who accounted for 10% or more of our sales in the periods presented:

SALES TO MAJOR CUSTOMERS

	Three Months Ended	Nine Months Ended
(As a percentage of net sales)	Sept.30, 2000	Sept. 29, 2001	Sept.30, 2000	Sept. 29, 2001
Customer:
Ingram Micro	20.6%	21.8%	17.7%	17.9%
Tech Data	12.7	15.3	12.6	11.4
IBM	12.6	8.7	11.6	10.3
Digital Storage	6.4	15.7	5.8	10.3

     No other customers accounted for 10% or more of sales in any of these periods. We cannot guarantee that sales to these or any other customers will continue to represent the same percentage of our revenues in future periods. Our customers also sell competing products and continually review new technologies, which causes our sales volumes to vary from period to period.

COST OF SALES AND GROSS MARGIN

     Our cost of sales includes the actual cost of all materials, labor and overhead incurred in the manufacturing and service processes, as well as certain other related costs. Other related costs include primarily warranty accruals and inventory reserves. Our cost of sales for the third quarter of 2001 decreased to $24,798,000 from $48,892,000 for the same period in 2000. Excluding restructuring charges our cost of sales for the first nine months of 2000 was $46,179,000. Our gross margin percentage increased to 27.6% in the third quarter of 2001 from 18.6% for the same period in 2000. Excluding restructuring charges, our gross margin percentage for the third quarter of 2000 was 23.2%.

     Gross margins for the third quarter of 2001 were favorably impacted by a higher proportion of sales going through our reseller channel versus our OEM channel and a higher relative proportion of media sales. Also contributing to this improvement were lower warranty costs and lower costs due to improved drive production yields.

     Our cost of sales for the first nine months of 2001 decreased to $101,519,000 from $126,283,000 for the same period in 2000. Excluding restructuring charges, our cost of sales was $101,296,000 for the first nine months of 2001 and $123,570,000 for the first nine months of 2000. Our gross margin percentage decreased to 17.3% in the first nine months of 2001 from 21.6% for the same period in 2000. Excluding restructuring charges, our gross margin was 17.5% for the first nine months of 2001 and 23.2% for the first nine months of 2000. Gross profit for the first nine months of 2001 was negatively impacted by inventory reserves and rework charges related to our efforts to improve the quality and manufacturing yields of the M2™ drive product and high fixed costs relative to the level of net sales.

OPERATING EXPENSES

     Selling, general and administrative expenses include salaries, sales commissions, advertising expenses and marketing programs. These expenses decreased to $7,493,000 in the third quarter of 2001 from $12,995,000 for the same period in 2000. These expenses decreased to $28,339,000 during the first nine months of 2001 from $40,232,000 for the same period in 2000. Without restructuring charges for the first nine months of 2001, these expenses were $28,160,000. The decrease in these costs is the result of our restructuring in the first quarter of 2001, as well as other general cost control efforts. Additionally, advertising expenses were higher in 2000 compared to 2001 as a result of the introduction of the M2™ drive and related automation products which occurred in the early part of 2000. During 2001, our product introductions were smaller in scale.

      Research and development expenses decreased to $5,492,000 in the third quarter of 2001 from $9,244,000 for the same period in 2000. Excluding restructuring charges, these expenses were $8,058,000 during the third quarter of 2000. These expenses decreased to $19,684,000 in the first nine months of 2001 from $28,970,000 for the same period in 2000. Excluding restructuring charges, these expenses were $19,588,000 for the first nine months of 2001 and $27,784,000 for the first nine months of 2000. This decrease is the result of our restructuring in the third quarter of 2000 and first quarter of 2001, as well as lower costs for ongoing engineering of the M2™ product in 2001 over 2000.

OTHER INCOME (EXPENSE), NET

     Other income (expense), net consists primarily of gains from the sale of an investment, interest income and expenses, foreign currency remeasurement and transaction gains and losses and other miscellaneous items. Other expense for the third quarter of 2001 was $354,000 compared to expense of $323,000 for the same period in 2000. Other income for the first nine months of 2001 was $523,000 compared to income of $115,000 for the same period in 2000. These changes are primarily the result of unfavorable changes in interest income and expense which are offset by favorable changes in remeasurement and transaction gains and losses. Interest income and expense were unfavorably impacted by liquidity constraints and the resulting borrowings under our line of credit, which increased interest expense during the third quarter and first nine months of 2001. During the third quarter and first nine months of 2000, we had no such interest expense, and had interest income due to invested cash balances. A gain on the sale of an investment of $1,719,000 has favorably impacted these expenses for the first nine months of 2001 (see "LIQUIDITY AND CAPITAL RESOURCES" below).

TAXES

     During the second quarter of 1999, we recorded a deferred tax valuation allowance equal to 100% of total deferred tax assets. Management considered a number of factors, including our cumulative operating losses over the prior three years, short-term projected losses due to the impact of delays in the release of the M2™ product as well as certain offsetting positive factors. Management believes a 100% valuation allowance will be required until the Company returns to a consistent and predictable level of profitability.

LIQUIDITY AND CAPITAL RESOURCES

     During the first nine months of 2001, we expended $5,277,000 of cash for operating activities, borrowed a net amount of $1,856,000 against our line of credit, borrowed $1,500,000 under a bridge loan arranged in connection with the proposed Ecrix acquisition, received $3,045,000 from the sale of stock, received $1,719,000 from the sale of an investment, expended $1,309,000 for capital equipment, expended $566,000 on long-term obligations, and had a decrease in book cash overdrafts of $2,075,000. Together, these activities decreased our cash and short-term investments by $1,080,000 to a quarter-ending balance of $2,169,000. Our working capital decreased to $10,391,000 at September 29, 2001 from $27,023,000 at December 31, 2000.

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

     The line of credit prohibits the payment of dividends without prior bank approval and has a minimum tangible net worth covenant, and certain other covenants. The agreement contains certain acceleration clauses that may cause any outstanding balance to become immediately due in the event of default. The amount available to borrow under the line of credit varies each day based upon the levels of the underlying accounts receivable and inventories. As of September 29, 2001, the overall amount available to borrow was $15,136,000, we had $14,163,000 in borrowings outstanding and a remaining borrowing capacity of $973,000. At September 29, 2001, we were in compliance with all covenants.

     Borrowings under the line of credit bear interest at the lower of the bank's prime rate +.75% or "LIBOR" + 2.75%. As a result, any significant fluctuations in the prime rate or LIBOR would impact our interest expense related to borrowings under this line of credit. Offsetting the amount available under the line of credit is a letter of credit, which collateralizes certain leasehold improvements made by our subsidiary in Germany. This letter is currently for DM 900,000 and decreases by DM 100,000 in August of each year until it is fully depleted.

     We have incurred operating losses over the last four years. Additionally, as of September 29, 2001, we had only $2,169,000 in cash, cash equivalents and short-term investments and $973,000 of remaining borrowing capacity under our line of credit. In January 2001, we reassessed our business and commenced an investigation of various strategic alternatives that would result in increased liquidity. These alternatives included one or more of the following:

   -   sale of all or part of our operating and off-balance sheet assets;

   -   restructuring of current operations;

   -   additional equity infusions; or

   -   strategic alliance, acquisition or merger.

     Broadview was engaged to assist us in this process. As a result, we issued Series G preferred stock as described in Note 4 of Notes to Consolidated Financial Statements, and have entered into the merger agreement with Ecrix as described in Note 8. If we do not consummate the merger and do not execute our current business plan, it is possible that we would be unable to achieve our currently contemplated business objectives or have enough funds to support our operations, which could affect our ability to continue as a going concern.

     On April 16, 2001, we issued 1,500,000 shares of Series G preferred stock to a private investor for total proceeds of $3,000,000. The dividends accrue at a rate of 9% per annum on the liquidation preference and are compounded if not paid. The original Series G issue price of the Series G preferred stock is $2.00 per share, subject to adjustment for stock splits, stock dividends and other similar changes to our capital stock. Dividends must be paid in cash, except that they may be paid in shares of common stock, at a price of $2.00 per share, if we are prohibited from paying cash dividends under any agreement in place as of April 16, 2001. Our bank line of credit agreement with Congress Financial Corporation currently prohibits the payment of cash dividends. Series G preferred stock has a liquidation preference over common stock and conversion rights, at the option of the holder, into shares of common stock at a conversion price of $2.40 per share, subject to adjustment. The holder of the Series G preferred stock is entitled to vote with shares of common stock (and not as a separate class) on an as-converted basis at any annual or special meeting of the Company's stockholders; provided, however, that without the prior written unanimous consent of the Series G preferred stock, we may not take certain actions, including asset transfer or acquisition (which terms are defined in the Certificate of Designation). We have registered the shares of Series G preferred stock as well as the underlying shares of common stock issuable upon conversion, or payment of dividends when, as and if, declared by the board of directors on the Series G preferred stock.

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

     Approximately $644,000 in restructuring costs were paid during the first nine months of 2001. Employment at EMG was reduced by 24 employees during the first six months to 29 employees at September 29, 2001. Excess facilities exposure and other related costs were reduced by $235,000 with the signing of a new lease. Approximately $1,313,000 of accruals related to this restructuring remain at September 29, 2001. We further anticipate that most of the remaining amounts owed will be paid by the end of 2003.

     The following table summarizes the activity to date related to the restructuring which occurred in the third quarter of 2000:

(In thousands)	Severance and Related	Excess Facilities	Inventory Write- Down	Fixed Asset Write- Down	Other	Total
Restructuring charges	$1,613	$718	$879	$389	$300	$3,899
Asset write downs	--	--	(879)	--	--	(879)
Loss on sale of assets	--	--	--	(56)	--	(56)
Cash payments	(360)	--	--	--	(139)	(499)
Additional charges/ adjustments	74	41	--	(333)	(55)	(273)

Balance, December 30, 2000	1,327	759	--	--	106	2,192

Cash payments	(554)	(33)	--	--	(57)	(644)
Additional charges/ adjustments	--	(186)	--	--	(49)	(235)

Balance, September 29, 2001	$773	$540	$--	$--	$--	$1,313

RECENT ACCOUNT PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 141, "Business Combinations" (FAS 141") and Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("FAS 142").

     FAS 141 requires that all purchase business combinations must be accounted for using the purchase method. Under this method, the purchase price of an acquired business is allocated to the individual tangible and intangible assets acquired and liabilities assumed based upon the estimated fair values at the date of acquisition. If the purchase price exceeds the amounts assigned to assets acquired and liabilities assumed, the excess is recognized as goodwill. After initial recognition, goodwill and intangible assets acquired in the business combination must be accounted for under FAS 142. FAS 141 is effective for the Company for all business combinations initiated after June 30, 2001. The adoption of FAS 141 had no impact on the Company's consolidated results of operations.

     FAS 142 requires that after a company allocates the purchase price in accordance with FAS 141, the assets acquired, liabilities assumed and goodwill must be assigned to one or more reporting units based upon certain criteria outlined in FAS 142. In addition, goodwill will no longer be amortized. Instead, companies are required to test goodwill for impairment at the reporting unit level by (1) determining the fair values of the reporting units and comparing them with their carrying values and (2) if the fair value of a reporting unit is less than its carrying amount, measure the amount of impairment loss, if any, by comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds its implied fair value, that excess should be recognized as an impairment loss. FAS 142 is effective for the Company on January 1, 2002. The Company is currently evaluating the impact of this standard on the Company's consolidated results of operations.

     In October of 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". FAS 144 retains the fundamental provisions of Statement 121 on recognizing impairment losses. The statement establishes that long-lived assets to be disposed of other than by sale are to be considered held and used until the asset is disposed of. In addition, the statement requires that long-lived assets to be disposed of by sale should be classified as held for sale, regardless if the assets were previously held and used or newly acquired. Discontinued operations will no be longer measured on a net realizable value basis, and future operating losses are no longer recognized before they occur. FAS 144 is effective for the Company for fiscal year 2002, with early adoption encouraged. The Company believes that, once effective, this statement will not have a material impact on the Company's consolidated results of operations.

MARKET RISK

     In the ordinary course of our operations, we are exposed to certain market risks, primarily changes in foreign currency exchange rates and interest rates. Uncertainties that are either nonfinancial or nonquantifiable, such as political, economic, tax, other regulatory or credit risks are not included in our assessment of our market risks. Our exposure to fluctuations in the dollar/yen exchange rate is expected to increase as a result of outsourcing certain manufacturing to Hitachi. Our borrowings under our line of credit agreement expose us to changes in interest rates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Information concerning the Company's market risk is incorporated by reference from Item 2 above, "Management's Discussion and Analysis of Financial Condition and Results of Operations," under the caption, "Market Risk".

PART II.

Item 5. Other Information

RISK FACTORS

GENERAL INFORMATION ABOUT THESE RISK FACTORS

These risk factors contain important information about our business and you should read them carefully.

     You should carefully consider the risks described below. If any of the following risks should actually occur, our business, prospects, financial condition or results of operations would likely suffer. In such case, the trading price of Exabyte common stock or other securities could fall, and you may lose all or part of your investment. We furnish you these risk factors to describe how you may be financially hurt by owning Exabyte securities rather than how you may be financially benefited by taking a short position in our securities or by taking any other position which results in profits upon a drop in the securities price. If you are in a short position you face different risks that are not contemplated in this document.

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

We may not update these risk factors in a timely manner.

     Exabyte intends to periodically update and describe these and future risk factors in reports filed with the Securities and Exchange Commission. However, you should not assume that we will always update these and future risk factors in a timely manner. We are not undertaking any obligation to update these risk factors to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

The risks of our combined company may be different than those of Ecrix or Exabyte independently.

     The discussion below under "Risks Related to Exabyte's and the Combined Company's Business" describes risks associated with Exabyte's current business, except for the section of that discussion "Risks Related to Ecrix's Business". If the proposed acquisition of Ecrix is consummate, we expect that the risks associated with the business of the combined company will include all of the risks currently associated with Ecrix's business and those associated with Exabyte's business, as well as those associated under the merger that are described below under "Risks Related to the Merger."

RISKS RELATED TO THE PROPOSED MERGER

     As discussed in Item 2 above "Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "Overview and Recent Developments", Exabyte has entered into an Agreement and Plan of Merger, pursuant to which Ecrix Corporation will be merged with a wholly-owned subsidiary of Exabyte. Exabyte has called a special meeting of stockholders, to be held on November 9, 2001, for the purpose of approving this transaction, as well as a number of related items. If the transaction is approved by Exabyte stockholders, Exabyte and Ecrix intend to close the transaction immediately thereafter. There are a number of risks associated with the proposed transaction, including those listed below.

Exabyte and Ecrix may not realize any benefits from the merger.

     Exabyte intends to integrate Ecrix's technology into its own products and services as well as offer Ecrix's products and services separately. If Exabyte does not integrate the technology effectively or if management spends too much time on integration issues, it could harm the combined company's business, financial condition and results of operations. The difficulties, costs and delays involved in integrating the companies, which could be substantial, include the following:

-   distraction of management and other key personnel from the business of the combined company;

-   integrating complex technology, product lines, services and development plans;

-   inability to demonstrate to customers and suppliers that the merger will not result in adverse changes in client service standards or business focus;

-   inability to retain and integrate key personnel;

-   disruptions in the combined sales forces that may result in a loss of current customers or the inability to close sales with potential customers;

-   expending time, money and attention on integration that would otherwise be spent on developing either company's own products and services.;

-   additional financial resources that may be needed to fund the combined operations; and

-   impairment of relationships with employees and customers as a result of changes in management.

     Neither Exabyte nor Ecrix has experience in integrating operations on the scale represented by the merger, and we are not certain that Exabyte and Ecrix can be successfully integrated in a timely or efficient manner or at all or that any of the anticipated benefits of the merger will be realized. Failure to do so could have a material adverse effect on the business, financial condition and operating results of the combined company.

If the costs of the proposed merger exceed the benefits realized, the combined company may experience continued and increased losses.

     If the benefits of the proposed merger do not exceed the associated costs, the combined company could be adversely affected by incurring additional or even increased losses from its operations. The survival of Exabyte after the merger depends on making the operations of Exabyte and Ecrix profitable through increased revenues and reduced expenses for the combined company.

The market price of Exabyte common stock may decline as a result of the merger.

     The market price of Exabyte common stock may decline as a result of the merger if:

-   the integration of Exabyte and Ecrix is unsuccessful or takes longer than expected;

-   the perceived benefits of the merger are not achieved as rapidly or to the extent anticipated by financial analysts or investors; or

-   the effect of the merger on the combined company's financial results is not consistent with the expectations of financial analysts or investors.

The price of Exabyte common stock is volatile and the value of Exabyte common stock to be issued in the merger will depend upon the market price at the time the merger is closed.

     At the closing of the merger, all outstanding shares of common stock and preferred stock of Ecrix will be exchanged for shares of Exabyte common stock. Exabyte has agreed to issue a total of up to 10 million shares of its common stock. Neither Exabyte nor Ecrix may terminate or renegotiate the merger agreement solely because the market price of Exabyte common stock has increased or decreased significantly from the time that the merger agreement was entered into. If the market price of Exabyte's common stock declines significantly, Exabyte will not be obligated to issue any additional shares and the value of the shares that Ecrix's stockholders actually receive in the merger may be less than the value was at the time that they approved the merger or the price at which they could otherwise sell their Ecrix shares. Similarly, the number of shares of Exabyte common stock will not be reduced if the market price at the time of closing increases after the date of the merger agreement or its approval by Exabyte stockholders.

The proposed merger will substantially decrease the ownership of current Exabyte stockholders.

     Based upon the number of shares of Exabyte common stock outstanding as of September 29, 2001, shares of Exabyte common stock and Series H preferred stock to be issued in connection with the merger will represent approximately 30% of the total shares of common stock and 44.5% of the total voting power to be outstanding after the merger. This represents a substantial dilution to the ownership interests of the current Exabyte stockholders. In addition, the exercise of options to purchase Exabyte common stock that we expect to grant to employees after the merger may further dilute the ownership interests of current Exabyte stockholders.

Sales of substantial amounts of Exabyte common stock after the merger could materially adversely affect the market price of Exabyte common stock.

     The investors in Exabyte Series H preferred stock have agreed to enter into contractual arrangements that limit the amount of shares of Exabyte common stock that they may sell into the public market after closing of the proposed merger. Based on the number of shares of Exabyte common stock outstanding as of September 29, 2001, approximately 89% of the shares of Exabyte to be outstanding following the merger will be immediately eligible for resale, a total of approximately 92% will be eligible 90 days after the merger, a total of approximately 96% will be eligible 180 days after the merger and the balance of the shares will be eligible for resale 270 days after the merger, subject to certain limitations that will apply to affiliates of Exabyte. Many of the Ecrix stockholders that will receive shares of Exabyte as a result of the proposed merger have held restricted shares in Ecrix for several years. These persons, as well as others, may use the proposed merger as a means to liquidate their investment in Ecrix. The sale of substantial amounts of Exabyte common stock following the proposed merger may cause substantial fluctuations in the price of Exabyte common stock.

The merger may result in a loss of Ecrix employees.

     Exabyte and Ecrix have different corporate cultures, and Ecrix employees may not want to work for a larger, publicly-traded company instead of a smaller, privately-held company. Most of the unvested options held by employees of Ecrix will fully vest as a result of the merger and if not exercised prior to the closing will terminate at the time of merger. Although Exabyte intends to grant new options to Ecrix employees who remain employed by the combined company, the loss of Ecrix options as well as other factors may affect Exabyte's ability to retain these employees.

Uncertainty created by the merger may make it more difficult to attract and retain Exabyte and Ecrix employees.

     Current and prospective Exabyte and Ecrix employees may experience uncertainty about their future roles with the combined company. This uncertainty may adversely affect Exabyte's ability to attract new employees as well as the ability of Exabyte and Ecrix to retain key management, sales, marketing, engineering or other personnel. Competitors may attempt to take advantage of this uncertainty and recruit employees prior to the merger and during integration, as is common in mergers of high technology companies. As a result, employees of Ecrix or Exabyte could leave with little or no prior notice. We cannot assure you that the combined company will be able to attract, retain and integrate employees following the merger.

The merger may result in a loss of customers.

     As a result of the merger some customers or potential customers may not continue to do business with Exabyte or Ecrix. In this case, the combined company may lose significant revenue that Exabyte or Ecrix might have otherwise received had the merger not occurred.

If the conditions to the merger are not met or waived, the merger will not occur and the intended benefits of the merger will not be realized.

     Several conditions must be satisfied or waived to complete the merger. Exabyte and Ecrix cannot assure you that each of the conditions will be satisfied. If the conditions are not satisfied or waived, the merger will not occur or will be delayed, and Exabyte and Ecrix each may lose some or all of the intended benefits of the merger. If the merger is not completed, Exabyte may require substantial additional capital resources to continue its business, which resources may not be available on favorable terms, or at all.

Failure to complete the merger would harm Exabyte's future business and operations.

     If the merger is not completed for any reason, Exabyte may be subject to a number of material risks, including the following:

 -   if Exabyte continues to incur substantial operating losses, it will need to immediately and successfully establish new sources of equity or debt financing, the availability of which is uncertain;

-   potential customers may defer purchases of Exabyte's products or services; and

-   employee turnover may increase.

     The occurrence of any of these factors would likely result in serious harm to Exabyte's business prospects, operating results and financial condition.

Exabyte may be unable to sublease facilities currently used by Ecrix.

     Ecrix's headquarters are currently located in Boulder, Colorado under two leases that expire in 2005 and 2006. Exabyte intends to consolidate the operations of Ecrix with those of Exabyte as quickly as practicable following the closing. In connection with this consolidation, the combined company will seek to lease the facilities currently occupied by Ecrix. There can be no assurance that we will be able to find a third party willing to lease the Ecrix properties on terms favorable to us. If we are unable to sublease the properties, we will be required to continue making annual lease payments totaling approximately $81,000 per year through the duration of the leases.

RISKS RELATED TO EXABYTE'S AND THE COMBINED COMPANY'S BUSINESS

     Following is a discussion of certain risks that may impact our combined business. Unless otherwise expressly stated, each of these risks relates to Exabyte's current business. We expect that all of them will continue to be risks of the combined company following the merger. If any of the following risks actually occurs, our combined business could be harmed. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us, or that we currently see as immaterial, may also harm our business.

 1. RISKS RELATED TO ECRIX'S BUSINESS

1.1 Ecrix relies on relationships with a few large customers.

     Ecrix's three main customers, Tech Data Corporation, Bell MicroProducts and CMS Peripherals Ltd., purchased tape drives from Ecrix that accounted for 37% of Ecrix's revenue last year. In August 2001, Ecrix reached an understanding with Compaq Computer Corporation to sell its VXA®-1 tape drives for Compaq's commercial desktop computers and workstations. Ecrix is currently negotiating the terms of a definitive agreement with Compaq including the number of units to be shipped. Although it has received one purchase order from Compaq to ship 518 tape drives in September 2001, Compaq is not currently under any obligation to purchase any minimum quantity of products or services from Ecrix. In addition, Compaq has recently announced a proposed merger with Hewlett-Packard Company. The proposed merger between Compaq and Hewlett-Packard may cause Compaq to reassess some of its supplier relationships and could cause Compaq to stop or reduce its purchases from suppliers, including proposed purchases of Ecrix products. If Ecrix lost one key customer or if sales to any of its customers were reduced it would have a materially adverse effect on our results of operations, financial condition and business prospects.

1.2 Ecrix is in the process of terminating its main supply contract and settling claims associated with the supply contract.

     Substantially all of Ecrix's manufacturing activity has been conducted through arrangements with Aiwa Co., Ltd. and a large media supplier. Ecrix has terminated its relationship with Aiwa is entering into a new manufacturing relationship with Hitachi, Ltd.

     Pursuant to the terms of this Agreement, Ecrix will purchase 8,000 tape drives from Aiwa for approximately $370 per drive. Ecrix will also purchase 9,000 VXA® parts kits (which parts could be used to build 9,000 VXA® drives) for a total cost of approximately $2 million. Additionally, Ecrix will purchase Aiwa's remaining VXA® parts and components (other than the "kits") it expects that the total cost of these additional parts and components will be approximately $1.7 million. Ecrix will also purchase all production jigs, equipment and tooling from Aiwa and expects the cost of this purchase to be approximately $1.1 million. In return, Aiwa has granted Ecrix a non-exclusive license to utilize certain Aiwa related VXA® technologies in exchange for royalty of between 1% and 4% of the invoice price to us of each VXA®-1 and VXA®-2 drive Ecrix purchases from another manufacturer.

1.3 Ecrix may be unable to successfully transfer its drive manufacturing from Aiwa to Hitachi.

     As discussed above, Ecrix is in the process of transferring its drive manufacturing from Aiwa to Hitachi. Currently, Ecrix is still in early negotiations with Hitachi over the terms and conditions of a manufacturing and supply agreement. If Ecrix is unable to secure commercially reasonable terms, financial condition, results of operations and business prospects of our combined companies following the acquisition would be harmed.

     Ecrix may be unable to complete the transition between Aiwa and Hitachi, or may experience difficulties successfully transferring the technology from Aiwa to Hitachi. Additionally, the transition may not be completed in a timely manner. Should Ecrix encounter any difficulties in the transition, sales, revenue and customer acceptance could be adversely effected.

1.4  Ecrix may be unable to obtain key parts on a timely basis if suppliers cease manufacturing required parts.

     Ecrix relies on a limited number of outside companies to supply components and manufacture its products which results in reduced control over the timing of deliveries, quality control and costs. Ecrix's reliance on outside suppliers and manufacturers for parts can result in potential shortages of key parts. Specifically, Ecrix has received information from Texas Instruments that Texas Instruments intends to discontinue production of several piece parts currently used in the production of the VXA®-1 tape drive. In addition, Ecrix has received notice that IBM, a supplier of a data compression chip, was discontinuing its production. There are often long lead times associated with the availability of many components that make obtaining these components sometimes difficult. There are currently a number of parts that Ecrix can purchase from only one supplier, such as the parts from Texas Instruments and IBM. Although Ecrix is exploring the possibility of using alternative suppliers to manufacture the Texas Instruments and IBM parts or modify existing alternative parts as substitutes, Ecrix may not have time to find alternative suppliers. If it is unable to find alternative suppliers or modify existing parts in a timely manner or if other key suppliers are unable to meet our requirements on a timely and cost-effective basis it could have a material adverse effect on our results of operations. In addition, Ecrix uses other parts that can currently be purchased from only one supplier and, although Ecrix has not been notified by these manufacturers that they are discontinuing production of these parts, if any of these other manufacturers decides to discontinue manufacturing a key part, Ecrix's inability to replace these parts could have a material adverse effect on our results of operations.

1.5  Ecrix has incurred substantial losses and will need to either generate sufficient revenues or obtain financing.

     Ecrix has completed several rounds of private equity financing with its last round, which closed in September 2000, totaling $19.9 million (net of expenses). Ecrix, however, has incurred substantial losses and negative cash flows from operations in each fiscal period since inception. For the year ended February 28, 2001, Ecrix incurred a loss from operations of $19.4 million and negative cash flows from operations of $19.6 million. As of February 28, 2001, Ecrix has an accumulated deficit of $44.6 million. Ecrix management expects operating losses and negative cash flows to continue over the short term and anticipates that losses will continue due to additional costs and expenses related to product development and sales and marketing activities and capital expenditures. While the consummation of the merger may enhance our ability to raise capital, we anticipate he substantial capital will be required to fund Ecrix's operations following the proposed merger. The failure to generate sufficient revenues, raise additional capital or borrowings, or reduce certain discretionary spending, or a combination of the foregoing could have a material adverse impact on the ability of our combined companies to continue as a going concern and to meet our intended business objectives.

2. CURRENTLY, OUR REVENUES ARE INADEQUATE TO SUPPORT OUR OPERATIONS.

2.1 We need additional funding to support our operations. Our inability to obtain additional funding may harm our ability to continue as a going concern.

     Exabyte's cash balance has declined over the last few years primarily because of:

-   losses in the first nine months of 2001 of $26,655,000; in 2000 of $41,268,000; in 1999 of $88,407,000; and an accumulated deficit at September 29, 2001 of $54,032,000;

-   expenditures for new products and products under development; and

-   other capital expenditures.

     Due to ongoing operating losses and resulting liquidity restraints, we reassessed our business and investigated various strategic alternatives that would result in increased liquidity. These alternatives included one or more of the following:

-   sale of all or part of our operating assets and off-balance sheet assets;

-   restructuring of current operations;

-   additional equity infusions; or

-   strategic alliance, acquisition or merger.

     Broadview was engaged to assist us in this process. As a result, we issued shares of Series G preferred stock as described below and have additionally entered into the merger agreement with Ecrix.

     If we were not to consummate the merger or a similar transaction and did not raise additional capital through debt or equity, it is possible that we would be unable to achieve our currently contemplated business objectives or have enough funds to support our operations, which could affect our ability to continue as a going concern. The report of our independent accountants on our consolidated financial statements for the 2000 fiscal year contained an explanatory paragraph related to our ability to continue as a going concern.

     Such an opinion by our independent accountants may impact our dealings with third parties, such as customers, suppliers and creditors, because of concerns about our financial condition. Any such impact could have a material adverse effect on our business and results of operations.

     We believe that our acquisition of Ecrix will improve our liquidity and enhance our access to capital. However, there can be no assurance that we will realize these benefits from the merger or that, even if realized, they will be sufficient to resolve our liquidity concerns. If we complete the acquisition of Ecrix, we expect that our cash from operations and the cash infusion to be made at the time of the merger will be sufficient for the cash needs of the combined company after the merger through at least June 30, 2002. Our cash needs beyond that date depend on a number of factors, including whether Exabyte achieves significant sales growth of Ecrix's VXA drives, revenue growth of our existing products, the successful introduction and sales of our M3™ tape drive, and cost containment. In any event, in order to provide some cushion and to take into account the possibility of less favorable operating results than are projected by the management of Exabyte and Ecrix, Exabyte will continue to seek external financing through debt or equity.

2.2 The data storage industry in which we compete is currently experiencing a slowdown.

     Recently, the data storage industry has experienced reduced sales as a result of general economic conditions and other factors. This slowdown has impacted our net sales. Even if we reduce our costs as planned, we may be unable to generate sufficient revenue because of industry conditions in order to become profitable.

2.3 Compliance with financial loan covenants under Exabyte's loan agreement with Congress Financial Corporation or Ecrix's loan agreement with Silicon Valley Bank may affect our ability to borrow under those lines of credit and our own liquidity.

     In May 2000, Exabyte entered into a new bank line of credit agreement with Congress Financial Corporation, which was subsequently amended. Currently, Exabyte can borrow up to the lesser of 80% of eligible accounts receivable plus 25% of eligible finished goods inventory (as defined in the agreement and amendment) or $25.0 million. As of September 29, 2001, the overall amount available to borrow was $15,136,000, Exabyte had $14,163,000 in borrowings outstanding, and a remaining borrowing capacity of $973,000. This loan is secured by our accounts receivable and inventory, as well as certain off balance sheet assets. The agreement contains a number of covenants that, among other things:

-   restrict certain financial and other activities;

-   requires us to maintain a minimum net worth; and

-   eliminates the borrowing line if we experience any material adverse change.

     As of March 31 and June 30, 2001, Exabyte was in default of the net worth covenant contained in the loan agreement. In connection with the execution of the merger agreement with Ecrix, Congress Financial agreed to waive these past events of default and amend the minimum net worth covenants and as such, as of September 29, 2001, Exabyte was no longer in default. Because of the covenants and conditions to borrowing, our line of credit may not always be available to us. See "Liquidity and Capital Resources" under "Exabyte Management's Discussion and Analysis of Financial Condition and Results of Operations" in Chapter Five.

     In addition, Ecrix currently has a bank loan and security line of credit in place with Silicon Valley Bank. We anticipate that aggregate borrowings under this line of credit as of the effectiveness of the merger will be in excess of $___ million. Amounts borrowed under the line of credit are secured by substantially all of Ecrix's assets. (Silicon Valley Bank has agreed to waive until December 31, 2001, any event of default caused by the merger and negotiate with Exabyte and it secured lender, Congress Financial, concerning the restructuring of this credit facility on or before December 15, 2001. Silicon Valley Bank is not obligated to enter into a new line of credit and there can be no assurance that it will do so or, if it does, that it will be on terms favorable to the combined company. If we are unable to enter into a new line of credit agreement with Silicon Valley Bank, it determines not to waive any event of default occurring prior to restructuring of the loan, or if the loan is not restructured prior to December 15, 2001, we will be obligated to immediately repay amounts outstanding under that line of credit.

3. RISKS ASSOCIATED WITH OUR OPERATIONS AND FINANCIAL RESULTS.

3.1 Nasdaq could delist Exabyte common stock if we do not reestablish compliance with Nasdaq's minimum bid price or continue to comply with financial, corporate governance, and other standards for continued listing.

     Our common stock is listed on the Nasdaq National Market. In order to maintain our listing on the Nasdaq National Market we must meet minimum financial and other requirements. Previously, we received a notice from Nasdaq that we had failed to meet the $1 minimum bid price requirement for continued listing. Although Nasdaq has declared a temporary moratorium on delisting for failure to meet the $1 minimum bid price requirement, if the minimum bid price of our common stock is below $1 for 30 consecutive trading days after the moratorium is lifted, our common stock may be delisted. Although we intend to request an appeal of any potential delisting notice and undertake measures, such as proposed reverse split, intended to maintain our listing, there can be no assurance that our common stock will remain listed on the Nasdaq National Market. Additional reasons for delisting include failure to maintain a minimum amount of net tangible assets, and failure to timely file various reports with the SEC, as well as other requirements. There are also circumstances where Nasdaq may exercise broad discretionary authority for continued inclusion. If our common stock were delisted from Nasdaq for any reason, it could seriously reduce the value of our common stock and its liquidity.

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

-   availability of media;

-   introduction of competitive products;

-   acquiring sufficient market share;

-   customer acceptance and original equipment manufacturer ("OEM") adoptions;

-   compatibility with tape drives used by our customers; and

-   ability to service and support our library products.

3.3 Media sales represented 36% of our revenues in the first nine months of 2001. Any shortfall in media sales could harm our results of operations.

     Sales of media accounted for approximately 36% of our net revenue during the first nine months of 2001. A significant portion of these sales were the result of backlog accrued during the end of 2000 and the beginning of 2001 due to media supply constraints. To the extent media sales decline and are not replaced with additional revenue from our other products or services, our financial results, including our gross margin and revenues, may be adversely affected.

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

     We depend on a continuous supply of Advanced Metal Evaporative ("AME") media to use with our MammothTape™ products. We cannot sell our products, or grow our product lines without a sufficient supply of AME media. Currently, we obtain AME media from three suppliers:

 -   Matsushita Electric Industrial Co. Ltd. ("MEI");

 -   TDK Corporation ("TDK"); and

 -   Sony Corporation ("Sony").

     If these suppliers cannot provide us with enough high-quality, competitively priced media, we may have to delay or cancel product shipments and/or orders. We may also have to delay future product introductions. We have recently encountered difficulties obtaining enough media from our suppliers to fill orders. This inability to fill orders for media cartridges adversely affected our results of operations during 2000. Should we again experience problems with our media suppliers, our future results of operations, as well as our ability to sell or introduce products, could be harmed. Any inability to sell or introduce our products would materially and adversely affect our competitive position as well as our results of operations.

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

3.6 In addition to our ability to successfully transition to an automation company, we also believe that our success depends on our ability to produce and sell our M2™ tape drive and Ecrix's VXA®-2 drives.

     We believe that our success currently depends in part on our M2™ and following the proposed acquisition, Ecrix's VXA®-2 tape drive. In turn, the success of these drives depends, among other things, on:

-   increasing the throughput of our manufacturing;

-   satisfactorily addressing design issues;

-   customer acceptance of our tape drive formats;

-   supply capacity sufficient to meet customers' expectations;

-   customers transitioning from our earlier products to M2™ and VXA®-2;

-   OEM qualification and adoption; and

-   media availability.

 3.7 We previously experienced problems introducing our Mammoth drive on time. If we experience similar problems with introducing future products, we could experience losses in market share and credibility, which would harm our operating results.

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

3.8 Managing our inventory levels is important to us because excess inventory reduces cash available to us for funding our operations, or may cause us to write off excess inventory which negatively impacts our operating results.

     It is important for us to maintain appropriate levels of inventory. Excessive amounts of inventory reduces our cash available for operations and may cause us to write-off a significant amount as excess or obsolete. Inadequate inventory levels may make it difficult for us to meet customer product demand, resulting in lost revenues.

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

     Particularly, introducing new products may negatively affect our product inventory value by requiring us to write down or make allowances for inventory devaluation, which may materially affect our results of operations. We have experienced increased inventory levels in connection with the introduction of our M2™ tape drives. In the past we have experienced special charges and write downs which harmed our results of operations. In the future we may again incur special charges or make allowances for an inventory devaluation that will materially affect our results of operations.

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

3.10 If we do not continually enhance our tape technology to keep pace with our competitors, our products will not remain competitive.

     Our ability to compete with other tape drive manufacturers is directly impacted by the rapid development of tape drive technologies. Our ability to compete with other tape drive technologies is impacted by, among other things:

-   customer and OEM adoption of MammothTape™ and VXA® technology;

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

 3.12 We must continue to develop and introduce technologically compelling automated library products which automate competitive storage technologies, such as AIT™, LTO™ Ultrium™, or DLTtape™, or other future non-tape technologies, in order for us to maintain or improve our sales and revenues.

     We believe our future success depends on future library and other products and services. The success of these future products depends, among other things, on:

-   timely development;

-   customer acceptance;

-   supply capacity;

-   customer transition to these future products; and

-   OEM qualification and adoption; and media availability.

 3.13 We experience many risks regarding our efforts to outsource tape drive manufacturing to Hitachi Digital Media Products Division of Hitachi, Ltd. and library manufacturing to Shinei International, including our inability to obtain enough product from these sole source suppliers, maintaining a duplicate manufacturing infrastructure during the transition phase, and timely implementing engineering product changes.

     We currently outsource the manufacturing of some of our library products to Shinei and portions of our M2™ manufacturing process to Hitachi and we may transfer the manufacture of some of our other products to Hitachi in the future. We plan to complete the outsourcing of all our low-end libraries and the remaining portion of our M2™ tape drive manufacturing to the respective manufacturers by the first quarter of 2002.

     Exabyte successfully outsourced the manufacturing of our first tape drive products to Sony. While we were successful with that outsourcing effort, we may be unsuccessful with our current outsourcing effort. For example, we were unsuccessful previously when we outsourced our worldwide repair services to Magnetic Data Technologies, LLC and have now brought that service function back in-house.

 Hitachi or Shinei may be unable to timely implement product engineering changes.

     Outsourcing our manufacturing to a third party takes many months and involves, among other details, extensive employee training. Due to the time and expenses involved, and the inability to easily move the manufacturing to another party, we heavily depend on our existing third party manufacturers for our products. If Hitachi or Shinei cannot meet our product demand, our results of operations would be harmed. If Hitachi or Shinei cannot or will not implement product changes on a timely basis, we would be unable to fill customer orders. This would materially and adversely affect our results of operations. Our dependence on third party manufacturers can also adversely affect our ability to negotiate the terms of our future business relationships with these parties.

     Hitachi recently announced that it is implementing emergency management measures aimed at bringing about a prompt improvement in its business results. We do not know what impact these measures will have upon our relationship with Hitachi, and our ability to receive products from Hitachi on a timely manner, in sufficient quantities, of an adequate quality and on favorable terms.

We may be unable to obtain enough product.

     When we complete the outsourcing of tape drive manufacturing to Hitachi, they will be our sole source manufacturer for our M2™ tape drives. Additionally, upon the completion of the acquisition of Ecrix and the successful transition of manufacturing between AIWA and Hitachi (see Risk Factor 1.3), Hitachi will also become the sole source manufacturer of the VXA® -1 tape drives. Their inability to successfully manufacture any type of these tape drives or manufacture enough tape drives to meet our customer demand would adversely affect our results of operations.

     If Hitachi cannot successfully manufacture the tape drives, bringing the manufacturing process back to Exabyte or outsourcing to another third party manufacturer would negatively impact our ability to fill customer orders and would harm our results of operations.

     When we complete the manufacturing outsourcing to Shinei, they will manufacture some of our tape libraries, making them our sole source manufacturer for these libraries. The same risks we incur with Hitachi (set out above) apply to our sole-source manufacturing relationship with Shinei.

If sales do not increase sufficiently to create efficient manufacturing processes, Hitachi or Shinei may terminate its manufacturing and supply agreement.

     Our manufacturers rely in part on volume in order to create efficiencies in their manufacturing processes. If our sales do not increase to a volume level that enables our manufacturers to capitalize on these efficiencies, they may not be able to manufacture the product at a commercially viable cost to them, and could terminate their manufacturing and supply agreement with us. If we had to bring these manufacturing processes back to Exabyte or outsource them to another third party it would be prohibitively difficult for us to accomplish without significant impact to our customer relationships, revenue and results of operations.

We may need to maintain a duplicate manufacturing infrastructure during the transition period.

     During the transition period, we must maintain redundant manufacturing capability at our Boulder, Colorado facilities, the Hitachi facilities in Japan and the Shinei facilities in Singapore. There are several factors that would increase our expenses during the transition period, including:

-   maintaining a double infrastructure;

-   creating additional tooling;

-   adding additional technical personnel; and

-   creating additional inventory; and training Hitachi and Shinei technical and manufacturing personnel.

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

     We lost market share in the library market because we delayed our decision to automate competitive DLT technology. Our inability to successfully automate future technologies could again negatively affect our library market share position, as well as our results of operations.

3.15 Our limited available cash may impede our ability to obtain key components in a timely manner, which could harm our sales.

     We are currently experiencing liquidity constraints which effect the amount of cash available to pay our vendors and suppliers pursuant to our contractual obligations. This constraint has in the past and will likely in the future cause our vendors to restrict shipments of key components necessary to build and sell our products. Any inability to obtain key components in a timely manner will restrict our ability to ship products and, as a result, harm our revenues and results of operations.

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

     Hitachi is one of our primary sole source suppliers. They supply us with many key components for our M2™ and Eliant™820 tape drives. We have contracts with Hitachi to develop, manufacture and supply these components. However, the contracts do not necessarily guarantee that the components will be continuously supplied to us at a reasonable cost. Additionally, if Hitachi makes an error in manufacturing a component, we may be unable to incorporate the components into our drives. If any of these or other problems arise, we may experience difficulties manufacturing our M2™ or Eliant™820 tape drives, or developing and successfully introducing our future MammothTape™ tape drives. Any material issues that may arise with Hitachi could adversely affect our sales and therefore our results of operations.

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

     OEM demand for our M2™ or Ecrix's VXA®-1 tape drives could increase suddenly. We, our suppliers, and our third party manufacturers may be limited in our ability to meet a sudden significant increase in demand due to limitations in manufacturing capacity and long lead times to acquire certain parts. If our suppliers and third party manufacturers are not able to meet the increased demand, our inability to fulfill our customers' orders could adversely affect our results of operations.

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

     Our M2™ and Ecrix's VXA®-1 tape drive faces significant competition from current and announced tape drive products offered by Quantum, Tandberg, Sony and the LTO™ Consortium (IBM, Hewlett Packard and Seagate). The specifications of some of the announced drives show greater data capacities and transfer rates than M2™, VXA®-1 & VXA®-2.

     Our other tape drives and automated tape libraries face competition from companies offering 8mm, half-inch, 4mm and mini-cartridge products. Significant competition may also develop from companies offering erasable and non-erasable optical disks, as well as other technologies.

 3.21 We rely on the sales to a small number of customers for a large portion of our overall sales.

     The following chart expresses the sales percentages of Exabyte's three largest customers for the nine months ended September 29, 2001:

Ingram Micro	18%
Tech Data	11%
IBM	10%
39%

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

     To date, we have invested approximately $5.4 million in CreekPath. Because of losses in CreekPath's financial results, we expensed our remaining $343,000 of carrying value during the first quarter of 2001, and at September 29, 2001, the carrying value on our books was $0.

     Our shares of CreekPath capital stock are not registered under the Securities Act of 1933. Furthermore, we are contractually limited in our ability to sell them to a third party. As a result, even if CreekPath is successful, we may be unable to liquidate our investment. Furthermore, the value of our interest in CreekPath depends on its success, which in turn is subject to a number of risks, including, the following:

-   CreekPath has limited operating and financial history;

-   CreekPath may require additional outside financing, which it may not be able to obtain;

-   the storage service provider (SSP) market in which CreekPath competes is new and may not grow or be sustainable;

-   CreekPath has never been profitable and may never become profitable;

-   CreekPath has fixed expenses, and expects to continue incurring significant expenses;

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

     When CreekPath began operating as a wholly-owned subsidiary, we provided them with certain intellectual property pertaining specifically to its operations. The valuation of CreekPath depends, in part, on its ownership of this intellectual property. See Risk Factor 3.30 below.

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

     The market value of our stock has dramatically fluctuated in the past and is likely to fluctuate in the future, particularly when the expectations of investors and market analysts fall below or above their outlook. Our results of operations in the past have been both below and above investor's and market analyst's expectations. Any deviation had and could again have an immediate and significant negative impact on the market price of our stock.

     Factors that could have an immediate and significant negative impact on the market price of our common stock include:

-   fluctuating conditions in the computer market;

-   liquidity issues;

-   disclosing our business prospects assessment; and

-   our competitors announcing new products.

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

     In addition, our operations and revenues experience substantial fluctuations from period to period because of a number of factors, including:

-   general economic conditions affecting our customers' orders;

-   delays in product or service introductions;

-   industry shifts; and;

-   product price erosion.

 3.28 SEC and FASB interpretations may cause us to restate how we report our earnings.

     During the last several years the Securities and Exchange Commission and Financial Accounting Standards Board, have issued a number of new accounting rule interpretations. These interpretations have addressed such topics as:

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

     We continually review new interpretations as they are introduced. We believe our current accounting practices are unaffected by recent interpretations. However, if our current accounting practices conflict with any new or future interpretations we may have to restate our earnings. In April 2001, we restated our financial statements for 1999 in order to reflect a full valuation reserve for certain deferred tax assets in the second quarter of that year.

 3.29 Foreign taxing authorities may assert that intercompany transactions between us and our subsidiaries were not in accordance with their tax laws, and they may try to assess material penalties against us for these alleged violations.

     We have subsidiaries located in Scotland, The Netherlands, Germany, Singapore, Japan and Canada. Tax regulations in the United States and these foreign countries require transactions between us and our subsidiaries to take place in an arm's-length manner. The IRS and its foreign counterparts have increased their focus on this issue in recent years. Penalties arising from misapplying these laws are material. Consequently, we have performed numerous formal transfer pricing studies to ensure the documentation supporting our intercompany dealings is adequate. The IRS has audited our tax records through 1997 and had not proposed any adjustments in the way we structure our arm's-length transactions. However, foreign taxing authorities could examine these same transactions and assert that we have not complied with their tax laws relating to intercompany transfer pricing. As a result, we could be required to pay potentially significant taxes and penalties, as a result of our past or future intercompany transactions.

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

 -   trademarks;

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

     Although we may try to secure a license from third parties to protect our technology, we may not succeed. This may adversely affect our ability to use such technology and, as a result, our results of operations.

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

      Many companies, directors, and officers in our industry have been subjected to class action and stockholder derivative suits filed in federal and state courts. These suits generally allege that the defendants failed to adequately disclose certain risks associated with their business. Our involvement in a class action or stockholder derivative suit could materially affect our results of operations, specifically because of large legal costs incurred defending such actions. Other factors affecting our results of operations include diverting management's attention from the business to the suit, or paying a judgment or settlement arising from the suit.

     In 1993, we successfully defended a series of class action lawsuits at an immaterial cost. We believe there are no pending or threatened securities related actions against Exabyte at this time.

 3.32 Obtaining some of our product components from foreign business, such as Hitachi and Shinei, exposes us to risks on the import of our components, such as fluctuating currency exchange rates, particularly an adverse exchange movement of the U.S. dollar versus the Japanese yen, foreign government exchange control regulations or U.S. tariffs and trade restriction.

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

     Our international sales accounted for approximately 28% of our total revenue for the first nine months of 2001. Direct international sales will probably continue to represent a significant portion of our revenue after the merger. In addition, many of our domestic customers ship a significant portion of our products to their customers in foreign countries.

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

-  U.S. and other government restrictions on the export or import of certain technologies (including our products and materials necessary for our products), for reasons that may include national security foreign policy, short supply, environmental or other national or international concerns;

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

-   classifying the Board into three classes;

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

     On January 26, 1996, the Compensation Committee approved, and the Board adopted, a severance compensation program ("Severance Program") giving officers and other key employees severance payments if they are dismissed within eighteen months after certain changes in control occurred. The Severance Program provides for a severance payment in varying amounts, not to exceed 12 months of compensation, depending upon the time of the change in control and the position level of the terminated officer or employee.

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

      We are currently transitioning most of our IT functions to newer generation IT systems. To date Exabyte has spent approximately $1.5 million in license and service fees related to the acquisition and implementation of new systems. We currently expect to invest significant financial and other resources to upgrade certain existing IT functions that will not be addressed by our new systems. We may not be able to successfully implement new IT systems. If the new systems can not be properly implemented, we expect to incur significant additional expenses to upgrade and improve all of our existing IT functions. The failure or interruption in service of any of the IT systems supporting these functions could significantly impact our business operations.

Item 6. Exhibits and Reports on Form 8-K

  Exhibit Index
Exhibit	Description
3.1	Restated Certificate of Incorporation (2)
3.2	Certificate of Determination of Preference of Series A Junior Participating Preferred Stock, as amended (3)
3.3	Certificate of Designation of Powers, Preferences, Rights, Qualifications, Limitations and Restrictions of Series G Convertible Preferred Stock of Exabyte Corporation (4)
3.4	By-laws of the Company (5)
3.5	Amendment to the By-laws (4)
10.1	Third Amendment to the Rights Agreement, dated August 22, 2001, between Exabyte and Fleet National Bank (f/k/a The First National Bank of Boston), as Rights Agent (1)
10.2

Third Amendment to Loan and Security Agreement, Waiver and Consent, between Exabyte and Congress Financial Corporation (Southwest), a subsidiary of First Union National Bank ("Congress Financial") dated August 22, 2001(1)

10.3	Loan and Security Agreement between Exabyte and certain lenders, dated August 22, 2001 (1)
10.4	Form of Notes (1)
10.5	Subordination and Intercreditor Agreement between Exabyte, Congress Financial, and other investors, dated August 22, 2001 (1)
10.6	Letter Agreement, dated as of September 20, 2001, among the Company and Juan A. Rodriguez regarding investment in the Company's Series H Convertible Preferred Stock (1)
10.7	Lease between Boulder Walnut LLC and the Company, dated October 1, 1999 (1)
10.8	Lease between Eastpark Associates, Ltd. And the Company, dated May 8, 1992 (1)
10.9	Lease between Boulder (38th) LLC and the Company dated October 1, 1999 (1)
10.10	Lease Agreement between Eastpark Technology Center, Ltd. And the Company, dated December 9, 1991 (1)

(1)   Filed as an exhibit to the Company's Registration Statement on Form S-4 (Registration No. 333-69808) filed with the Securities and Exchange Commission on September 21, 2001, or Amendment Nos. 1 or 2 thereto (filed on October 5 and October 9, 2001, respectively) and incorporated herein by reference

(2)   Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-30941) filed with the Securities and Exchange Commission (the "SEC") on September 8, 1982 or Amendment Nos. 1 and 2 thereto (filed on October 12, 1989 and October 16, 1989, respectively) and incorporated herein by reference.

(3)   Filed as Exhibits to the Company's Amendment No. 2 to the Company's Registration Statement on Form 8-A, as filed with the SEC on February 15, 2001 and incorporated herein by reference.

(4)   Filed as an Exhibit to the Company's Annual Report on Form 10-K,  filed with the SEC on April 27, 2001, and incorporated herein by reference.

(5)   Filed as an Exhibit to the Company's Annual Report on 10-K, filed with the SEC on
April 1, 1999, and incorporated herein by reference.

          (b)     Reports on 8-K

On August 23, 2001, the Company filed a Current report on Form 8-K to disclose that on August 22, 2001, the Company entered into an Agreement and Plan of Merger with Ecrix Corporation pursuant to which Ecrix will merge into a wholly-owned subsidiary of Exabyte.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXABYTE CORPORATION
Registrant

Date	November 8, 2001	By	/s/ Stephen F. Smith
Stephen F. Smith Vice President, Chief Financial Officer, General Counsel & Secretary (Principal Financial and Accounting Officer)