Form 10-K
period 2001-12-29
EXABYTE CORP /DE/
filed 2002-03-25
CIK 855109

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 29, 2001 or

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

Common Stock, $.001 Par Value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.     Yes     [X]          No     [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of March 6, 2002 was $12,862,802 based on the closing sale price on such date(a). The aggregate number of shares of common stock outstanding on March 6, 2002 was 33,335,601.

Documents Incorporated by Reference

Portions of the registrant's definitive proxy statement for the 2002 Annual Meeting are incorporated by reference into Part III of this report. The registrant's definitive proxy statement will be filed with the SEC on or before April 28, 2002.

General Information about the Information in this Report

This report includes certain "forward-looking" statements

In addition to the historical information contained in this document, this report contains forward-looking statements that involve future risks and uncertainties. We may achieve different results than those anticipated in these forward-looking statements. The actual results that we achieve may differ materially from any forward-looking statements due to such risks and uncertainties. Words such as "believes," "anticipates," "expects," "intends," "plans" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section below entitled "Risk Factors."

 Historical financial information in this report includes the historical operations of Ecrix Corporation

As discussed below, in November 2001, we completed a business combination with Ecrix Corporation. Prior to that transaction, Exabyte and Ecrix were independent companies. Because the transaction resulted in Ecrix becoming a wholly-owned subsidiary of Exabyte, Ecrix's financial results for the period from November 9, 2001 to December 29, 2001 are included in Exabyte's consolidated financial statements and results of operations for fiscal year 2001.

PART I

Item 1.

INFORMATION REGARDING OUR BUSINESS

Description of Exabyte

Exabyte Corporation designs, manufactures and markets a range of VXA®, 8mm and MammothTape™ tape drives and automated tape libraries as well as DLTtape™, LTO™ (Ultrium™) and Advanced Intelligent Tape™ (AIT™) automated tape libraries. We also provide our own brand of recording media and provide worldwide service and customer support to our customers and end users. We were incorporated in June 1985 under the laws of the State of Delaware.

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

On August 22, 2001 we entered into an Agreement and Plan of Merger with Ecrix Corporation ("Ecrix"), Bronco Acquisition, Inc. (our wholly owned subsidiary formed for the purpose of completing this transaction), certain lenders and certain investors. On November 9, 2001, our stockholders approved this acquisition and we closed the business combination. At the closing of the transaction, Ecrix became a wholly-owned subsidiary of Exabyte and the combined companies have been doing business as Exabyte Corporation since that date. Under this agreement, we issued 10,000,000 shares of our common stock in exchange for all of the outstanding common and preferred shares of Ecrix. In addition, as part of the acquisition, certain Ecrix stockholders purchased 9,650,000 shares of our Series H preferred stock.

Ecrix Corporation was founded in April 1996 in Boulder, Colorado to commercialize a new family of high-capacity, high-performance data storage tape drive products. It began shipping products in May 1999, with general availability in September 1999. Ecrix's tape storage products are based on a technology called VXA® which incorporates variable speed, overscanning technology and discrete packet format. This VXA® architecture incorporates new, patentable technologies that result in improvements in tape drive reliability and cost-effectiveness.

Recent Developments

There were several important changes in our business during fiscal year 2001. Many of them previously have been disclosed in the reports we file from time to time with the SEC on Forms 10-Q and 8-K. However, following is a discussion of certain important events that happened during the fourth quarter of 2001. Additional information about these and other 2001 events may also be found in our prior filings as well as included elsewhere in this report on Form 10-K.

Acquisition of Ecrix Corporation

On November 9, 2001, Exabyte and Ecrix completed a previously announced business combination (the "Acquisition"). The Acquisition was effected pursuant to the terms of an Agreement and Plan of Merger, dated as of August 22, 2001, among Exabyte, Ecrix, Bronco Acquisition, Inc., a wholly-owned subsidiary of Exabyte, certain lenders and certain investors named therein (the "Acquisition Agreement"). At the closing of the Acquisition, Bronco Acquisition, Inc. was merged into Ecrix, as a result of which Ecrix became a wholly-owned subsidiary of Exabyte. All of the shares of Ecrix capital stock outstanding at the effective time of the Acquisition were cancelled and, in exchange, former holders of Ecrix capital stock became entitled to receive 10 million shares of Exabyte common stock. The issuance of the 10 million shares of Exabyte Common Stock pursuant to the Acquisition was registered on a Form S-4 (SEC File No. 333-69808), which was declared effective by the U.S. Securities and Exchange Commission on October 10, 2001. Exabyte's stockholders also approved the issuance of these shares in the Acquisition, among other things, at a special meeting held on November 9, 2001. The Acquisition was completed on November 9, 2001 immediately after the special meeting.

In connection with the Acquisition, Exabyte also issued 9,650,000 shares of its Series H Convertible Preferred Stock to certain former investors in Ecrix. These shares were issued in a separate transaction, although the obligation to issue the shares was subject to the closing of the Acquisition. The shares were issued in a private placement exempt from registration under the Securities Act of 1933, as amended, pursuant to Regulation D promulgated thereunder. Holders of Exabyte Series H Preferred Stock have the right to cause Exabyte, at its cost, to file a registration statement with the SEC covering the resale of all shares of Exabyte Common Stock held by them, including shares underlying their preferred stock. A copy of the registration rights agreement relating to these rights has been filed as an exhibit to this report.

As a result of these transactions, in November, 2001, Meritage Investment Partners LLC became a beneficial owner of approximately 22% of our common stock. Other former stockholders of Ecrix also became significant stockholders of Exabyte.

Changes in our Management

Immediately following the Acquisition, the size of Exabyte's Board of Directors was increased to seven members and two of Exabyte's directors resigned, as required by the terms of the Acquisition Agreement. Three persons designated by Ecrix were then appointed to fill these vacancies on Exabyte's Board. In January 2002, Mr. William L. Marriner resigned as President, Chief Executive Officer and Chairman of the Board and a director of Exabyte. The Board appointed Mr. Juan A. Rodriguez as interim President and Chief Executive Officer and Mr. A. Laurence Jones as non-executive Chairman of the Board while a search for a new CEO is underway.

Restructuring

In January 2002, we also announced a corporate restructuring that will result in closure of our service and final assembly facility in Scotland and service depots in Australia and Canada, as well as a reduction in our domestic workforce of approximately 200 persons worldwide (including regular full-time employees and temporary or contract workers). Approximately 70 positions were eliminated in February 2002. We expect the remaining reductions, including the reductions resulting from the shutdown of our overseas operations, to occur by the end of the second quarter of 2002.

Information Regarding Our Products And Services

We market our products exclusively through resellers and original equipment manufacturer ("OEM") partners around the world. Additionally, our VXA® retail customers can purchase our VXA® media directly through a Buy Direct program located on our website. Our products address the need for reliable, high-performance and affordable data storage in the fastest growing segments of the computer industry - Windows NT, UNIX, MacOS and Linux application and database servers, workstations and computer networks.

We concentrate on the midrange application and database server market, manufacturing tape backup and network storage solutions for small, medium and large businesses. We provide cost-effective solutions incorporating a range of technologies, including VXA®, MammothTape™, LTO™ Ultrium™, 8mm, DLTtape™ and AIT™.

Throughout the past decade, our products have found widespread use in attended and unattended network backup, automated storage management, near-online storage, archiving, data collection, software distribution and interchange.

We cannot assure that any of the current or announced products or services listed below will be successfully developed, made commercially available on a timely basis or achieve market acceptance. We encounter a number of risks in producing and selling our products and services. See Risk Factor sections 4.5, 4.9 - 4.12, 4.15 - 4.17, 4.19, 4.21 - 4.24 below.

Tape Drive Products

General information regarding our tape drives.

We originally focused our business on producing tape drives to back up or archive computer data. Our original tape drives were modified versions of the video camcorder mechanisms produced by Sony Corporation. We produced the electronics that allowed these devices to store data rather than video pictures. Our manufacturing process was simple. We would install our electronic boards into the modified consumer tape decks and test the product. We succeeded because we modified and enhanced a mass-produced video deck and engaged in little manufacturing. We succeeded because we had a superior technology compared to our competition. Ease of manufacturing allowed us to be cost effective and realize profits. In turn, this allowed us to produce a lower-cost product with ten times more data capacity than any other data storage technology available at that time.

Following the acquisition of Ecrix in November 2001, we added VXA® technology to our existing MammothTape™ line of products. Following is a discussion on the two types of technologies that we currently produce.

VXA® Technology

We believe that the VXA® design is a low cost, competitive alternative to competing products when compared on the basis of performance, functionality and reliability. The features incorporated in our VXA® technology position it in the DDS (DAT) replacement market. Former DDS (DAT) drive manufacturers have announced that they will not develop future DDS (DAT) products. With DDS technology at the end of its product lifecycle, we believe an opportunity exists for our VXA® technology to replace DDS technology. See Risk Factor sections 4.3 and 4.11 below.

Our VXA® technology is best understood by contrasting VXA® technology with other existing tape drive technology. The technology used in other tape drives (including our own MammothTape™ tape drives) incorporates a technique known as "streaming." In streaming drives, data is recorded on tape in "tracks" which must be read from end-to-end in a single pass of a read head. Tape passes over a read head and the read head reads data from the tape. Streaming tape technologies require track-following to maintain proper head-to-track alignment while the tape track is read in its entirety at a fixed tape speed. The drive mechanism and media tolerances must be tightly controlled to maintain a precise alignment between the path of the head and the data tracks written on the tape or data errors can result.

While streaming tape drives are designed to operate efficiently at a constant tape speed and data transfer rate, the host system may not send or receive at the specific fixed rate the tape drive expects. This is because data is transmitted in "bursts," resulting in fluctuating transfer rates. Whenever the flow of data is interrupted, the drive stops the tape, backs up, accelerates to the appropriate speed, and then continues the data transfer in the same orientation as before. This process is known as "backhitching."

VXA® incorporates three innovations in tape drive data storage: Discrete Packet Format™, Variable Speed Operation ™and OverScan™ operation.

Discrete Packet Format™. Discrete Packet Format™ organizes each track of the VXA® tape into small digital data packets. Rather than read a track from end-to-end in one pass, Discrete Packet Format™ allows each packet to be read independently and at different times and reassembled later in a data buffer. This data arrangement allows tapes to be read backwards as well as forwards.

Variable Speed Operation™. Variable Speed Operation™ is a real-time speed adjustment to match the tape drive speed to the host computer's data throughput, eliminating backhitching and associated delays and wear on media caused by data-rate-matching problems. Variable Speed Operation™ optimizes backup and restore times without compromising data integrity or tape drive reliability.

OverScan™ operation. OverScan™ operation eliminates the drive's dependence on critical alignment geometry between the tape path and the recording head. The area scanned by the heads is greater than the recorded area ensuring that all data packets are read at least once even when the track is not aligned or distorted. This results in a reduction in the number of errors during data retrieval and interchange. OverScan™ operation also makes the drive and alignment systems simpler and easier to manufacture.

MammothTape™ Technology

In the early 1990's, we determined that our market required a more rugged deck mechanism that was designed for heavy commercial use rather than occasional consumer use. As a result, we began designing our own tape deck mechanism, anticipating that we would manufacture the mechanism itself. We offered this drive (called Mammoth) for sale in 1995. We invested heavily in designing, developing and manufacturing the drives. This investment included acquiring our German subsidiary, Exabyte Magnetics GmbH ("EMG") to supply a key component of our product. During this time we became much more vertically integrated and developed a more expensive infrastructure.

During this research and development stage, our business was adversely impacted by two factors: Quantum Corporation's competitive technological developments and a late introduction of our Mammoth tape drive. Quantum introduced a competitive tape drive using different tape technology, referred to as DLT. The DLT tape drive provided data capacities and data transfer rates that exceeded those of its original tape drive products. We also introduced our Mammoth tape drive in late 1995, over a year later than its anticipated introduction. At the time of introduction, Mammoth was only marginally competitive against the DLT products. As a result, we lost a significant amount of market share and felt significant pricing pressure at the same time as we funded our manufacturing and other infrastructures. This combination of decreasing revenues and increasing fixed costs resulted in significant operating losses.

Despite the competitive factors faced by our original Mammoth tape drive, we continued in the tape drive business believing that our Mammoth technology represented an entire platform of products, called MammothTape™, rather than a single product. We began developing the first follow-on product for the MammothTape™ platform. This product, known as M2™, was introduced in late 1999. See Risk Factor sections 4.8 and 4.9 below.

In an effort to reduce our fixed operating costs we have engaged third party partners to assist us in designing, developing and manufacturing some of our products. The most significant partner is Hitachi Digital Media Products Division of Hitachi, Ltd. Our history with Hitachi goes back many years. They have supplied us with the drive mechanism for our Eliant™820 tape drive since 1996. More recently we engaged Hitachi to jointly develop our M3™ tape drive, the follow-on product to our M2™ tape drive. However, in light of the VXA® technology we acquired as a result of the business combination with Ecrix, we are redirecting much of this development effort towards developing a tape drive platform that integrates our VXA® and MammothTape™ technologies. See "Future Tape Drive Products" below.

Hitachi is also beginning to manufacture our current M2™ and VXA®-1 tape drives and some of the components, such as the scanner mechanism for our M2™ drive. Previously, EMG exclusively produced the scanner for us, but we have phased out that operation because of Hitachi's new scanner supplier role, and anticipate completing the shutdown of the EMG facility in the third quarter of 2002. We further expect that Hitachi will jointly develop and manufacture most, if not all, of our future tape drive products. There are many risks associated with outsourcing the development and manufacture of products or product components. Many of these risks are highlighted in the Risk Factor sections 4.4 - 4.7, 4.16, 4.17 and 4.25 below.

Tape drive specifications

The primary factors distinguishing our tape drive products from one another are data capacity and transfer rate. Data capacity refers to the total amount of data that can be stored on a single media cartridge. Transfer rate refers to the speed at which data may be transferred to or from the tape drive.

Our tape drives offer data capacities ranging from 12GB to 150GB and transfer rates ranging from 2MB per second to 30MB per second (assuming data compression ratios as stated below).

Sales of tape drive products, including end-of-life drives, represented the following percentages of net revenue:

Year	% of Revenue
1999	45%
2000	38%
2001	31%

The following table sets forth specific information about each of our tape drives:

Drive	Capacity*	Transfer Rate*
VXA® Technology:
VXA®-1	66GB	6MB/sec

MammothTape™ Technology:
M2™	150GB	30MB/sec
Mammoth	40GB	6MB/sec
Mammoth-LT	28GB	4MB/sec

8mm Technology:
Eliant™820	14GB	2MB/sec

*Data capacities and transfer rates for the VXA®-1, Mammoth, Mammoth-LT and Eliant™ 820 tape drives assume a compression ratio of two-to-one, while M2™ assumes a compression ratio of two-and-a-half-to-one. Actual compression will vary depending on the nature of the data and the drive and media quality.

Future Tape Drive Products

VXA®-2

We plan to introduce our second generation VXA® product, the VXA®-2, in the first half of 2002. We anticipate that the VXA®-2 will deliver 160 GB of compressed capacity (80 GB uncompressed) and a transfer rate of 12 MB/s (6 MB/s uncompressed).

VXA®-3

We expect the third generation VXA® product, VXA®-3, will offer 320 GB of compressed capacity (160 GB uncompressed) at 16 MB/s compressed (8 MB/s uncompressed). The VXA®-3 is currently scheduled for introduction approximately 18 to 24 months after VXA®-2.

We are currently reevaluating our MammothTape roadmap, including our M3™ tape drive development. At this time we currently anticipate developing a tape drive platform that integrates the VXA® and MammothTape™ technologies, but will maintain backward read compatibility with both technologies. This will allow us to introduce a new tape drive platform which ensures the longevity of our VXA® and MammothTape™ technologies and provides our customers with a continuous roadmap for their investment in our technologies. As such, we are discussing alternatives with Hitachi regarding the development of this new tape drive technology. See Risk Factor sections 4.3 and 4.7 below.

We cannot assure that these or any other announced product or unannounced product in development will be successfully developed, if at all, made commercially available on a timely basis or achieve market acceptance. See Risk Factor sections 4,3, 4.9, 4.11, 4.15 and 4.19 below.

Automated Tape Library Products

General information regarding our tape drive libraries.

We design, develop, manufacture, sell and support automated tape drive libraries. These libraries incorporate one or more tape drives and multiple media cartridges to provide much higher data capacities than using a single drive and, with more than one drive, higher data transfer rates. For example, we offer one library that holds up to ten of our tape drives and two hundred media cartridges, which offers a compressed transfer rate of 1 terabyte per hour and a compressed data capacity of 30 terabytes.

We began the Exabyte library business in the early 1990's when we introduced library products incorporating our own tape drives. We later produced libraries incorporating competitors' tape drives, primarily Quantum's DLT tape drives. We now offer library products also incorporating VXA®, DLTtape™, LTO™ (Ultrium™) and AIT™ tape drives. See Risk Factor section 4.3 below.

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

We are engaging a third party manufacturer, Shinei International ("Shinei"), to manufacture part or all of our library products, including our EZ17, 215 and 430 series libraries. There are risks associated with outsourcing the development and manufacture of products or components. See Risk Factor sections 4.5, 4.6, 4.17 and 4.25 below.

Automated library specifications

We engineer our libraries to work with multiple tape drive technologies. This flexibility allows us to quickly address changing market conditions and respond to requests from our customers for automation solutions involving different tape technologies. The current Exabyte library family includes VXA®, MammothTape™, DLTtape™, LTO™ Ultrium™ and AIT™ technologies.

We design our libraries to be scalable, allowing us to develop different sized libraries based on the same model, with room inside each box for expansion. This capability enables our designs to accommodate increases in customers' data storage needs and allows our end users to protect their library investment.

We engineer our library products to satisfy the reliability, service-ability and management requirements of storage networking. They combine the reliability of our robotics with features such as optional Ethernet ports, hot-pluggable tape drive carriers designed to be serviced during library operation, optional bar code scanners and removable magazines.

Sales of library products, including end-of-life, represented the following percentages of net revenues:

Year	% of Revenue
1999	21%
2000	33%
2001	26%

The following table sets forth specific information about our automated tape library products. Capacity and transfer rates reported assume each library is running at full capacity, as indicated in the column heading, "Full Capacity."

MammothTape™ Libraries:
Library	Full Capacity	Capacity*	Transfer Rate*

X200	10 M2™ drives and 200 media cartridges	30TB	1TB/hour
X80	8 M2™ drives and 80 media cartridges	12TB	864GB/hour
430M	4 M2™ drives and 30 media cartridges	4TB	432GB/hour
215M	2 M2™ drives and 15 media cartridges	2TB	216GB/hour
EZ17	1 M2™ drive and 7 media cartridges	1TB	108GB/hour

VXA® Libraries:
Library	Full Capacity	Capacity*	Transfer Rate*

RakPak	2 VXA®-1drives and 2 media cartridges	132GB	43GB/hour
AutoPak	2 VXA®-1 drives and 30 media cartridges	1.98TB	43GB/hour

LTO™ Libraries:
Library	Full Capacity	Capacity*	Transfer Rate*

221L	2 drives and 21 media cartridges	4.2TB	216GB/hour
110L	1 drive and 10 media cartridges	2.5TB	144GB/hour

DLTtape™ Libraries:
Library	Full Capacity	Capacity*	Transfer Rate*

690D	6 DLT7000 drives and 90 media cartridges	6TB	216GB/hour
230D	2 DLT7000 drives and 30 media cartridges	2TB	72GB/hour

AIT™ Libraries:
Library	Full Capacity	Capacity*	Transfer Rate*

430A	4 AIT™-2 drives and 30 media cartridges	3.9TB	225GB/hour
215A	2 AIT™-2 drive and 15 media cartridges	1.9TB	112GB/hour
EZ17-A	1 AIT™-2 drive and 7 media cartridges	910GB	56GB/hour

*Data capacities and transfer rates for M2™ assume a compression ratio of two-and-a-half-to-one, and for VXA® assume a compression ratio of two-to-one. Data capacity and transfer rate compression for the other technologies assume compression ratios consistent with those technologies. All data capacities and transfer rates are subject to change.

Future Automated Tape Drive Library Products

VXA® AutoPak 110

We plan to introduce the AutoPak 110 in the second quarter of 2002. We anticipate that the AutoPak 110 will offer 660 GB of compressed capacity (330 GB uncompressed) and a compressed transfer rate of 6 MB/s (3 MB/s uncompressed). The AutoPak 110 will hold one VXA®-1 tape drive and up to 10 VXA® media cartridges.

Media Products

We provide various types of media cartridges, as well as cleaning cartridges and data cartridge holders, for our tape drive products. The high-quality media, produced by multiple third parties, is available in different lengths to handle various data storage requirements.

Sales of media and media related products represented the following percentages of net revenue, excluding sales allowances:

Year	% of Revenue
1999	30%
2000	25%
2001	37%

If our media sales decline and are not replaced with additional revenue from our other products or services, our financial results, including our gross margin and revenues, may be adversely affected.

We depend on a continuous supply of Advanced Metal Evaporative ("AME") media in order to grow sales of our current and future MammothTape™ and VXA® drives. There are several risks associated with dependence on this type of media, including having to delay or cancel product shipments if the media is not received on a timely basis or at an acceptable quality level. See Risk Factor sections 4.14 and 4.15 below.

AME with SmartClean™

AME media with SmartClean™ technology is only available for use with M2™ tape drives and includes a section of cleaning tape at the beginning of each data cartridge. We specifically designed this cleaning tape to remove chemical films that can build up on recording heads. These films are caused by organic compounds and cannot be removed by other cleaning methods. The M2™ drive keeps statistics on its own operation and activates the SmartClean™ technology when the drive needs cleaning. With normal use, extra cleaning cartridges are not needed.

AME Media

Formulated specifically for our VXA® and MammothTape™ tape drives, AME tape offers expanded recording capacity and low abrasivity, which reduces mechanical wear. AME magnetic material is vertically aligned. This unique orientation and the absence of binder components on the media gives AME higher capacity and superior signal strength. AME's specially formulated backcoating dramatically reduces the buildup of static electricity and debris, greatly reducing the chance of read/write errors.

MP Media

Exatape 8mm data-grade metal particle, or MP, media is designed to optimize drive performance and increases data integrity. Exatape is laboratory certified and is the only media recommended for use in Exabyte Eliant™820 tape drives and libraries.

Service, Spares and Support Offerings

We offer a full range of warranty and post-warranty support services for our library, tape drive, and media products. We deliver these services through a worldwide network of service center partners and authorized service providers and support our OEM and reseller customers, as well as end users, in the deployment, operation and maintenance of our products. We also sell spare parts to OEMs and end users.

Revenue from services, spares and support programs represented the following percentages of net revenue:

Year	% of Revenue
1999	7%
2000	7%
2001	7%

CreekPath Systems, Inc.

In December 1999, we formed a wholly-owned subsidiary, CreekPath Systems, Inc. to leverage our investments and expertise in Storage Area Networks ("SANs"), Fibre Channel and Java-based software for storage resource management. CreekPath's operations throughout 2000 were limited to development of a business plan, obtaining third-party funding and development of products and services designed to create a data storage business to serve the needs of third-party internet companies. In December 2000 and January 2001, CreekPath completed a $17 million convertible preferred stock financing. As a result of that financing, we no longer consolidate CreekPath's financial results into our consolidated financial statements and instead account for our investment using the equity method. In addition, we maintain a representative on CreekPath's board of directors. Please refer to Risk Factor section 4.30 below for a discussion of certain risks associated with our investment in CreekPath.

Information Regarding Our Customers and How We Market Our Products

We market our products worldwide through OEMs and resellers, and provide services directly to OEMs and to our reseller customers' consumers. We usually sell our new products initially to resellers who are quicker to evaluate, integrate, and adopt new technology. OEM sales generally increase (relative to reseller sales) as the new product successfully completes the necessary qualification process. Over the last several years, our sales have been principally to reseller customers as compared to OEM customers. However, in order to be successful, we believe we will need to increase the number of our OEM customers as well as the volume of products we sell to them. For a description of the risks associated with our customers and customer dependence, see Risk Factor sections 4.10 - 4.12 below.

OEM Customers

OEM customers incorporate our products as part of their own systems, which they then sell to their customers under their own brand name. We work closely with our OEM customers during early product development stages to help ensure our products will readily integrate into the OEM's systems. See Risk Factor section 4.11 below.

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

Product sales to OEMs represented the following percentages of net revenue:

Year	% of Revenue
1999	38%
2000	28%
2001	24%

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

Even though we have no obligation, we support some reseller channel customers by providing marketing and technical support directly to them or their consumers. As a result, we may incur certain additional costs for these sales. Other costs and risks associated with our reseller channel customers may include:

     -     inventory price protections;
     -     stock rotation obligations;
     -     short term marketing promotions; and
     -     customer and end user rebates.

The reseller business is also characterized by relatively short order lead times which limit our ability to forecast sales to these customers. See Risk Factor section 4.10 below.

Sales to resellers represented the following percentages of net revenue:

Year	% of Revenue
1999	58%
2000	67%
2001	71%

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

Direct international sales accounted for the following percentages of net revenue:

Year	% of Revenue
1999	34%
2000	29%
2001	29%

Currently, a very small percentage of our international sales are denominated in foreign currencies and are affected by foreign exchange rate fluctuations. In addition, changes in the foreign exchange rates may adversely affect the volume of sales denominated in U.S. dollars to overseas customers. Our sales are also subject to risks common to export activities, including government regulation or seizure of property, tariffs, and import restrictions. For a description of these and other risks associated with international sales, see Risk Factor sections 4.31 and 4.35 below.

Principal Customers

A partial list of our OEM and reseller customers includes Arrow North American Computer Products, Bull S.A., Fujitsu Siemens Computers, IBM, Ingram Micro, NCR, Sun Microsystems and Tech Data. We have several customers whose sales account for 10% or more of our net revenue. The chart below sets forth the percentages of sales for customers that exceeded 10% of annual sales over the past three years:

	1999	2000	2001
Ingram Micro	14%	19%	18%
Tech Data	9%	13%	12%
Digital Storage	4%	6%	11%
IBM	15%	11%	10%
Sun Microsystems	11%	8%	3%

Losing a key customer, or a reduction in sales to a key customer would materially and adversely effect our results of operations. For a description of these and other risks associated with our customers and customer dependence. See Risk Factor sections 4.10 - 4.12 below.

Information Regarding Our Competition

The data storage market is extremely competitive and subject to rapid technological change. We believe that competition in the data storage market will continue to increase, particularly because manufacturers of all types of storage technologies compete for a limited number of customers. We also believe that our customers consider the following main competitive factors:

     -     storage capacity;
     -     data transfer rate;
     -     price/performance;
     -     innovation;
     -     product quality and reliability;
     -     timing of new product introductions;
     -     volume availability;
     -     customer support; and
     -     the company's financial strength.

Many companies engage in researching, developing and commercially-organizing data storage products (including computer manufacturers, such as IBM and Hewlett-Packard, which incorporate their own storage products into their systems). Many of our current and potential competitors have significantly greater financial, technical, and marketing resources than us. We cannot assure that they will not devote those resources to the aggressive marketing of helical scan, mini cartridge, half-inch cartridge, optical or other storage product technologies. Future developments of tape and optical technologies, as well as new forms of storage technologies, could create additional, significant competition. Other risks include loss of market share, timing to market, price erosion and pricing pressure. For a description of these and other risks associated with our competition, see Risk Factor sections 4.20 - 4.23 below.

Our M2™ and VXA® tape drives face significant competition from current and announced tape drive products manufactured by Quantum, Sony and the LTO™ Consortium. We believe that our VXA® tape drives are a low cost, competitive alternative to competing products when compared on the basis of performance, functionality and reliability. Our library products face competition from companies such as Advanced Digital Information Corporation ("ADIC"), Quantum Corporation/ATL, Overland Data, StorageTek and QualStar.

There are several companies which offer competitive media products. Our service programs compete with those offered by independent service providers.

Information Regarding Our Manufacturing Processes and Partners

As stated above, we are currently outsourcing or attempting to outsource much of our manufacturing process. However, until our outsourcing efforts are complete, we continue to manufacture part or complete units of our tape drive and library products in our Boulder, Colorado headquarters. We currently employ just-in- time manufacturing techniques emphasizing flexibility and continuous product flow. These techniques depend on uninterrupted access to high-quality, competitively priced components in required volumes.

We manufacture a mechanical deck mechanism for our MammothTape™ tape drive products. Production of these deck assemblies requires a more complex manufacturing process than we had previously undertaken. Difficulties in manufacturing this deck assembly caused production constraints in the past. There can be no assurance that such problems will not occur again in the future. For a description of the risks associated with the production of our MammothTape™ product line, see Risk Factor sections 4.6, 4.8 and 4.9 below.

Sole-source Suppliers

We have a large number of sole-source suppliers of components necessary for manufacturing our products. We have executed master purchase agreements with some of our sole-source suppliers and conduct business with the rest of our suppliers on a purchase order basis. Reliance on sole-source suppliers can result in possible shortages or discontinuance of key components and reduced control over delivery schedules, manufacturing yields, quality and costs. If our sole-source suppliers are unable to meet our supply requirements or discontinue production of a key component, our ability to fill orders and results of operations would be adversely impacted. See Risk Factors sections 4.5, 4.7, 4.16 and 4.17 below.

Further, we obtain many components from suppliers located outside the U.S. We obtain key materials and components necessary for manufacturing our products from a number of third-party suppliers, including Hitachi. Many of these key components are made to our specifications and are acquired from sole-sources. See Risk Factor sections 4.5, 4.7, 4.16, 4.17, 4.32 and 4.35 below.

The following table identifies some of the key components for our products and the sole-source supplier supplying the components:

Component	Supplier
8mm tape decks	Hitachi
Tape motion control assembly	Kumagaya
Cartridge loader	Yano
Misc. deck components	Kenseisha

For a description of the risks associated with manufacturing, see Risk Factor sections 4.4 - 4.8, 4.16, 4.25 and 4.32 below.

Hitachi

In 1999, we entered into a joint development agreement with Hitachi for the development of a scanner for our M2™ tape drive. In 2001, we entered into a joint development agreement with Hitachi for the development of our future M3™ tape drive. We are currently reevaluating our MammothTape™ roadmap, including our M3™ tape drive development, and anticipate jointly developing a tape drive platform that integrates the VXA® and MammothTape™ technologies. We are discussing alternatives with Hitachi regarding the development of this new tape drive technology. See Risk Factor sections 4.3 and 4.7 below.

Our joint development agreements provide that we retain ownership rights to any jointly developed product under the agreements. However, the agreements further provide that Hitachi has the right to license the technology, royalty-free, from us for any non-data storage purpose. Additionally, both agreements provide that either party may terminate the agreement for any reason upon written notice.

We cannot assure that the joint development agreements will be successful or that any component developed under these agreements will meet our specifications or be developed at a cost acceptable to us. This may cause the production of our tape drives to be significantly delayed or even terminated, which would materially and adversely harm our financial and competitive positions as well as our results of operations. See Risk Factor sections 4.4, 4.5 and 4.7 below.

Hitachi also supplies the tape deck components for our Eliant™820 tape drives under an agreement entered into in 1996. This agreement expired on December 11, 2001. Although we have not formally extended this agreement, we are continuing to purchase product from Hitachi under the agreement's existing terms and conditions. We are discontinuing production of the Eliant™820 by the end of 2002 and do not expect to purchase additional product from Hitachi under this agreement after the second quarter of 2002.

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

Hitachi also manufactures our VXA®-1 tape drive that was previously manufactured by AIWA. Pursuant to the terms of the technology transfer and license agreement entered into with AIWA, we agreed to purchase 9,000 VXA® parts kits (which parts could be used to build 9,000 VXA® drives). The price for these kits would have been approximately $370 per kit if these kits had been built into drives. Instead, we have negotiated a settlement with AIWA whereby we will purchase these parts kits, as well as AIWA's remaining VXA® parts and components for a total cost of $3.3 million and the parts kits will be assembled by Hitachi. We will also purchase all production jigs, equipment and toolings from AIWA and expect the cost of this purchase to be approximately $995,000. Finally, AIWA granted us a non-exclusive license to utilize certain AIWA related VXA® technologies related to design and production of the VXA®-1 and VXA®-2 tape drives for a royalty of between 1 and 4% of the invoice price to us of each VXA®-1 and VXA®-2 drive we purchase from another manufacturer.

We are currently operating under a memorandum of understanding that provides for the supply of VXA® products by Hitachi while we complete and sign the manufacturing and supply agreement.

For a description of these and other risks associated with Hitachi or our other suppliers, see Risk Factor sections 4.4, 4.5, 4.7, 4.16, 4.17, 4.25 and 4.32 below.

Information Regarding Exabyte's Research And Development Efforts

The market for data storage devices is highly competitive. We believe that this competition will increase as new technology increases speed and reliability of storage products while at the same time reduces the cost of those products. With this in mind, we have concentrated our research and development on enhancing existing products and developing new products that will improve the performance and cost of current tape drives we offer. Our research and development expenses were approximately $35.7 million, $36.5 million, and $25.2 million in 1999, 2000 and 2001, respectively.

Information Regarding Our Patents and Proprietary Information

We rely on a combination of patents, copyright and trade secret protections, non-disclosure agreements, and licensing arrangements to establish and protect our proprietary rights. As of March 4, 2002, we held a total of 92 patents and 21 pending applications in the United States, of which 10 were issued in 2001 and 4 which have been allowed but have not yet issued, all relating to technologies and other aspects of our tape drive and automated tape library products. However, we believe that, because of the rapid pace of technological change in the tape storage industry, factors such as knowledge, ability and experience of our employees, new product introductions and frequent product enhancements are often more significant than patent and trade secret protection.

We license our technology to third party manufacturers to allow them to manufacture our products. Additionally, we have granted manufacturing licenses to certain customers which allow them to manufacture and sell our products should specific events occur, such as our inability to perform our supply obligations. We also enter into joint development agreements with third parties for the development of product components. Under these agreements, the third parties generally have joint ownership of certain technologies related to the component being developed. The dissolution of these agreements could result in significant costs and other risks to us. See Risk Factors section 4,4, 4.5, 4.7, 4.24 and 4.25 below.

Effective October, 2001, we terminated an agreement under which we supplied data storage library products to Plasmon LMS, Inc. In connection with termination of that agreement, we granted a non-exclusive license to Plasmon to use certain, existing library technologies to manufacture and sell versions of the library products which we previously sold to Plasmon. In return, we will recognize income of approximately $1,200,000 following the delivery of all of our obligations under the agreement.

There are a number of risks associated with our proprietary rights. For a description of these risks, see Risk Factor sections 4.24 and 4.25 below.

Information Regarding the Status of Our Backlog

Backlog consists of purchase orders for which a delivery schedule within six months has been specified by the customer. Our total backlog as of December 30, 2000 and December 29, 2001 totaled approximately $11.8 million and $7.8 million, respectively. Our customers typically are not obligated to purchase minimum quantities of our products. Lead times for the release of purchase orders depend upon the scheduling practices of each customer. We believe that, based upon past order histories, the rate of new orders will vary significantly from month to month. Customers may cancel or reschedule orders without significant penalty. In addition, our actual shipments depend upon our production capacity and component availability. For these reasons, our backlog as of any particular date may not be indicative of our actual sales for any succeeding fiscal period.

For a description of these and other risks associated with our backlog management, see Risk Factor sections 4.18 and 4.19 below.

Information Regarding Foreign Exchange And Import Restrictions

We manufacture, or may in the future manufacture, many of our key components and products overseas in countries such as Japan, Germany, China, Singapore, Indonesia and Malaysia. Additionally, a substantial portion of our products incorporate subassemblies and components purchased from Japanese or other overseas suppliers in yen or another foreign currency. We currently do not hedge this exposure. Fluctuations in currency exchange rates may materially affect our results of operations. See Risk Factor sections 4.31 - 4.35 below.

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

Our functional currency and the functional currency of our subsidiaries is the U.S. dollar. However, our subsidiaries located in The Netherlands, Germany, Japan, Canada and Singapore also enter into transactions in their respective local currencies. As a result, any amounts payable to a subsidiary or owed by a subsidiary are subject to the foreign exchange rate applicable between the U.S. dollar and the local currency and could materially and adversely affect our results of operations. In addition, our foreign operations are subject to the risks generally applicable to the conduct of business in such countries. For a description of these and other risks associated with our foreign involvement, see Risk Factor sections 4.33 - 4.35 below.

Employees

As of February 5, 2002, we had 628 full-time and part-time employees worldwide, including:

Employees	Department
89	engineering
110	manufacturing
14	marketing
44	quality control
37	general and administrative
23	information systems
52	services
17	logistics and traffic
47	technical support
78	sales
117	Scotland, Germany and Japan subsidiaries
40	temporary or contract workers

Our employees are not represented by a labor union, although our German subsidiary is subject to an organized Works Council.

On January 29, 2002, we announced a corporate restructuring that will result in the closing of our service and final assembly facility in Scotland and our service depots in Canada and Australia. We plan to reduce our workforce by approximately 200 persons worldwide, comprised of regular full-time employees and temporary or contract workers. Of these reductions, approximately 70 positions were eliminated in February 2002, most of which have been reflected in the numbers listed in the chart above. We expect the remaining reductions, including the reductions resulting from the shutdown of our overseas operations, to occur by the end of the second quarter of 2002. We cannot assure that we will not reduce our workforce further than currently anticipated, or reduce our workforce again in the future. Factors which could cause us to further reduce our workforce include successfully outsourcing our manufacturing processes and continued losses. See Risk Factor sections 3.1 - 3.3, 4.5 and 4.6 below and Note 17 of Notes to Consolidated Financial Statements.

With a slight slowdown in the labor market, the competition for key employees is somewhat lessened. Despite this slowdown, our success continues to depend to a significant extent upon our ability to attract, retain and motivate key engineering, marketing, sales, manufacturing, support and executive personnel. For a description of the risks associated with retaining key employees, see Risk Factor section 4.27 below.

RISK FACTORS

1 General Information About These Risk Factors

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

2 Risks Related To The Business Combination With Ecrix

2.1 Exabyte may not realize any benefits from the acquisition of Ecrix.

Exabyte is integrating Ecrix's technology into its own products and services offerings. If Exabyte cannot integrate the technology effectively or if management spends too much time on integration issues, it could harm the combined company's business, financial condition and results of operations. The difficulties, costs and delays involved in integrating the companies, which could be substantial, include the following:

     -   distraction of management and other key personnel from the business of the combined company;
     -   integrating complex technology, product lines, services and development plans;
     -   inability to demonstrate to customers and suppliers that the business combination will not result in adverse changes in client service standards or business focus;
     -   inability to retain and integrate key personnel;
     -   disruptions in the combined sales forces that may result in a loss of current customers or the inability to close sales with potential customers;
     -   expending time, money and attention on integration that would otherwise be spent on developing either company's own products and services;
     -   additional financial resources that may be needed to fund the combined operations; and
     -   impairment of relationships with employees and customers as a result of changes in management.

Exabyte has no experience in integrating operations on the scale represented by the business combination, and we are not certain that Exabyte and Ecrix can be successfully integrated in a timely or efficient manner or that any of the anticipated benefits of the business combination will be realized. Failure to do so could have a material adverse effect on the business, financial condition and operating results of the combined company.

2.2 If the costs of the business acquisition exceed the benefits realized, the combined company may experience continued and increased losses.

If the benefits of the business combination do not exceed the associated costs, the combined company could be adversely affected by incurring additional or increased losses from its operations. The survival of Exabyte during this post-business combination period depends on making the combined operations profitable through increased revenues and reduced expenses.

2.3 Sales of substantial amounts of Exabyte common stock after the business combination could materially adversely affect the market price of Exabyte common stock.

The investors in Exabyte Series H preferred stock have entered into contractual arrangements that limit the amount of shares of Exabyte common stock that they may sell into the public market after closing of the proposed business combination. Based on the number of shares of Exabyte common stock outstanding as of March 6, 2002, approximately 94% of the outstanding shares of Exabyte are currently eligible for resale, a total of approximately 97% will be eligible 180 days after the business combination and the balance of the shares will be eligible for resale 270 days after the business combination, subject to certain limitations that will apply to affiliates of Exabyte. Many of the former Ecrix stockholders that have received shares of Exabyte as a result of the business combination held restricted shares in Ecrix. These persons, as well as others, may use the business combination as a means to liquidate their investment. The sale of substantial amounts of Exabyte common stock following the business combination may cause substantial fluctuations in the price of Exabyte common stock.

2.4 Exabyte may be unable to sublease facilities currently used by Ecrix.

Ecrix's former headquarters was located in Boulder, Colorado under two leases that expire in 2005 and 2006. Exabyte has consolidated the operations of Ecrix and Exabyte under Exabyte's current facilities. As a result, we are attempting to lease the facilities formerly occupied by Ecrix. There can be no assurance that we will be able to find a third party willing to lease the Ecrix properties on terms favorable to us. If we are unable to sublease the properties, we will be required to continue making annual lease payments through the duration of the leases.

3 Currently, Our Revenues Are Inadequate To Support Our Operations.

3.1 We need additional funding to support our operations. Our inability to obtain additional funding may harm our ability to continue as a going concern.

We have incurred operating losses and declining revenues over the last five years. As a result, we have been and are continuing to investigate various strategic alternatives that could increase our liquidity. These alternatives may include one or more of the following:

     -     sale of all or part of our operating assets;
     -     restructuring of current operations;
     -     additional equity infusions; or
     -     strategic alliance, acquisition or business combination.

We will continue to explore these and other options that would provide additional capital for longer-term objectives and operating needs. It will be necessary for us to take one or more of these actions in order to have sufficient funds to support our operations. If we cannot raise additional capital through debt or equity, it is possible that we would be unable to achieve our currently contemplated business objectives or have enough funds to support our operations, which could affect our ability to continue as a going concern. As a result of our current liquidity constraints, the report of our independent accountants on our consolidated financial statements contains an explanatory paragraph related to this matter.

Such an opinion by our independent accountants may impact our dealings with third parties, such as customers, suppliers and creditors, because of concerns about our financial condition. Any such impact could have a material adverse effect on our business and results of operations.

Our current cash needs depend on a number of factors, including whether we achieve significant sales growth of Ecrix's VXA® drives, revenue growth of our existing products, the successful introduction and sales of our future tape drive products, and cost containment. We will continue to seek external financing through debt or equity.

3.2 The data storage industry in which we compete is currently experiencing a slowdown.

Recently, the data storage industry has experienced reduced sales as a result of general economic conditions and other factors. This slowdown has impacted our net sales. Even if we reduce our costs as planned, we may be unable to generate sufficient revenue because of industry conditions in order to become profitable.

3.3 Compliance with financial loan covenants under Exabyte's loan agreement with Congress Financial Corporation may affect our ability to borrow under those lines of credit and our own liquidity.

In May 2000, we entered into a bank line of credit agreement with Congress Financial Corporation, a subsidiary of First Union Bank Corporation. Currently, we can borrow up to the lesser of 80% of eligible accounts receivable plus 25 % of eligible finished goods inventory (as defined in the agreement and amendment) or $25,000,000. The line of credit prohibits the payment of dividends without prior bank approval and has a minimum net worth covenant and certain other covenants. The agreement contains certain acceleration clauses that may cause any outstanding balance to become immediately due in the event of default. The amount available to borrow under the line of credit varies each day based upon the levels of the underlying accounts receivable and inventories. As of December 29, 2001, the overall amount available to borrow was $13,588,000 and we had $12,291,000 in borrowings outstanding, $426,000 reserved under an outstanding letter of credit and a remaining borrowing capacity of $871,000. This loan is secured by our accounts receivable, inventory and other assets. The agreement contains a number of covenants that, among other things:

-     restrict certain financial and other activities;
-     requires us to maintain a minimum net worth; and
-     eliminates the borrowing line if we experience any material adverse change.

We are currently in compliance with all covenants; however, if our losses are larger than expected and we are unable to raise additional equity to counteract these losses, we could be in default of the net worth covenant as early as the end of the first quarter. We are currently negotiating certain amendments to our line of credit. Because of the covenants and conditions to borrowing, our line of credit may not always be available to us. See "Liquidity and Capital Resources" under "Exabyte Management's Discussion and Analysis of Financial Condition and Results of Operations" below.

4 RISKS ASSOCIATED WITH OUR OPERATIONS AND FINANCIAL RESULTS.

4.1 Nasdaq could delist Exabyte common stock if we do not reestablish compliance with Nasdaq's minimum bid price or continue to comply with financial, corporate governance, and other standards for continued listing.

Our common stock is listed on the Nasdaq National Market. In order to maintain our listing on the Nasdaq National Market we must meet minimum financial and other requirements. Previously, we received a notice from Nasdaq that we had failed to meet the $1 minimum bid price requirement for continued listing. Although Nasdaq has declared a temporary moratorium on delisting for failure to meet the $1 minimum bid price requirement, if the minimum bid price of our common stock is below $1 for 30 consecutive trading days after the moratorium is lifted, our common stock may be delisted. As of March 1, 2002, the closing bid price of our common stock was below $1 for 30 trading days. Although we intend to request an appeal of any potential delisting notice and undertake measures, such as a reverse split, there can be no assurance that our common stock will remain listed on the Nasdaq National Market. Additional reasons for delisting include failure to maintain a minimum amount of net tangible assets, and failure to timely file various reports with the SEC, as well as other requirements. There are also circumstances where Nasdaq may exercise broad discretionary authority for continued inclusion. If our common stock were delisted from Nasdaq for any reason, it could seriously reduce the value of our common stock and its liquidity.

4.2 Our limited available cash may impede our ability to obtain key components in a timely manner, which could harm our sales.

We are currently experiencing liquidity constraints which effect the amount of cash available to pay our vendors and suppliers pursuant to our contractual obligations. This constraint has in the past and will likely in the future cause our vendors to restrict shipments of key components necessary to build and sell our products. Any inability to obtain key components in a timely manner will restrict our ability to ship products and, as a result, harm our revenues and results of operations and financial condition.

4.3 Our success depends on many factors, including our ability to produce and sell our VXA® and M2™ tape drives, successfully develop and introduce future tape drive products, and become a strong automation company.

We believe that our success currently depends in part on our VXA® and M2™ tape drives. In turn, the success of these drives depends, among other things, on:

     -   successfully outsourcing the manufacturing processes;
     -   satisfactorily addressing design issues;
     -   customer acceptance of our tape drive formats, particularly the new VXA® platform;
     -   customers transitioning from our earlier products to VXA®-2 and M2™;
     -   OEM qualification and adoption; and
     -   media availability.

We believe our success additionally depends on our ability to develop and introduce future tape drive products, particularly tape drive products which integrate our VXA® and MammothTape™ technologies. Our inability to integrate these two technologies would directly impact the longevity of our VXA® and MammothTape™ technologies. Similarly, the successful introduction of any new tape drive platform could be impacted by our inability to develop a new tape drive platform that supports backward read compatibility with our existing drives. If we cannot successfully address any of these or other developmental issues, our current and future sales could be negatively impacted, which would harm our competitive and financial positions, as well as our results of operations.

We also believe that our future success depends upon the success of our library products. However, our ability to be successful in this market will depend upon a number of factors, including:

     -   our ability to successfully sell libraries independent of our tape drives;
     -   availability of media;
     -   introduction of competitive products;
     -   acquiring sufficient market share;
     -   customer acceptance and original equipment manufacturer ("OEM") adoptions;
     -   compatibility with tape drives used by our customers; and
     -   ability to service and support our library products.

Our inability to successfully effect any of these factors could negatively impact our competitive position, which would have a material adverse impact on our results of operations and our financial condition.

4.4 We experience certain risks specific to our outsourcing efforts for our VXA® tape drives, including terminating our main VXA® supply contract and unsuccessfully transferring our VXA® tape drive manufacturing from AIWA to Hitachi.

We currently purchase technology from AIWA for use in our VXA® tape drives. To the extent that AIWA decides to no longer license this technology to us, we will be unable to produce these drives without considerable time and engineering effort. Even with this development, we can not assure that we would be able to duplicate this technology. Additionally, our ability to renegotiate our outstanding purchase obligations with AIWA is directly impacted by AIWA's ownership of our VXA® technology. We are still negotiating with Hitachi over the terms and conditions of a manufacturing and supply agreement for our VXA® drives. If we are unable to secure commercially reasonable terms for this manufacturing and supply agreement, our financial condition and results of operations would be harmed.

We may be unable to complete the transition between AIWA and Hitachi, or may experience difficulties successfully transferring the technology from AIWA to Hitachi. These difficulties include, without limitation, Hitachi being able to use all of the part sets and tooling being purchased from AIWA. If Hitachi is unable to use all of the part sets and tooling, we may be forced to buy additional parts and tooling at significant additional cost, which may adversely affect our results of operation and financial condition. Additionally, the transition may not be completed in a timely manner. Should we encounter any difficulties in the transition, our sales, revenue and customer acceptance could be adversely effected.

4.5 We experience many risks regarding our efforts to outsource tape drive manufacturing to Hitachi Digital Media Products Division of Hitachi, Ltd. and library manufacturing to Shinei International, including the termination of our supply agreement if product sales do not increase, the timely implementation of engineering product changes, the inability to obtain adequate levels of product from these sole suppliers, and the inability to adequately protect our intellectual property.

We currently outsource the manufacturing of some of our library products to Shinei and portions of our M2™ manufacturing process to Hitachi and we may transfer the manufacture of some of our other products to Hitachi in the future. We plan to complete the outsourcing of all our low-end libraries and the remaining portion of our M2™ tape drive manufacturing to the respective manufacturers by the middle of 2002. Hitachi currently manufacturers our VXA®-1 tape drive and will manufacture our VXA®-2 tape drive when we start production of that drive. We may be unsuccessful with our current outsourcing efforts, which could negatively impact our ability to fill customer orders and compete successfully, as well as harm our results of operations and financial condition.

Hitachi or Shinei may be unable to meet our product demand, timely implement product engineering changes, or produce product at a commercially reasonable cost.

Outsourcing our manufacturing to a third party takes many months and involves, among other details, extensive employee training. Due to the time and expense involved, and the inability to easily move the manufacturing to another party, we heavily depend on our existing third party manufacturers for our products. If Hitachi or Shinei cannot meet our product demand, or cannot or will not implement product changes on a timely basis, we would be unable to fill customer orders and our results of operations and financial condition would be materially and adversely impacted. Additionally, should Hitachi or Shinei be unable to produce the product at a commercially reasonable cost to us, our margins would be negatively impacted, which would result in material harm to our results of operations and financial condition. Our dependence on third party manufacturers can also adversely affect our ability to negotiate the terms of our future business relationships with these parties.

If sales do not increase sufficiently to create efficient manufacturing processes, Hitachi or Shinei may terminate its manufacturing and supply agreement.

Our manufacturers rely in part on volume in order to create efficiencies in their manufacturing processes. If our sales do not increase to a volume level that enables our manufacturers to capitalize on these efficiencies, they may not be able to manufacture the product at a commercially viable cost to them, and could terminate their manufacturing and supply agreement with us. If we had to bring these manufacturing processes back to Exabyte or outsource to another third party it would be prohibitively difficult for us to accomplish without significant impact to our customer relationships, revenue and results of operations. In addition, the cost to us for terminating one of these supply agreements could be significant, which would have a materially adverse impact on our results of operations and financial condition.

We may be unable to obtain enough product from the sole suppliers of our products.

Hitachi and Shinei will be our sole source manufacturer for the products which are outsourced to them. Their inability to successfully manufacture any of these products or manufacture enough products to meet our customer demand would adversely affect our results of operations.

If either of these suppliers cannot successfully manufacture the respective products, bringing the manufacturing process back to Exabyte or outsourcing to another third party manufacturer would negatively impact our ability to fill customer orders and would harm our results of operations.

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

4.6 We experience certain risks specific to our outsourcing efforts for our M2™ tape drive and library products primarily associated with maintaining a duplicate manufacturing infrastructure during the transition phase.

During the transition period for our M2™ tape drive and library products, we must maintain redundant manufacturing capability at our Boulder, Colorado facilities, the Hitachi facilities in Japan and the Shinei facilities in Singapore. There are several factors that would increase our expenses during the transition period, including:

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

4.7 We experience certain risks specific to our outsourcing efforts to Hitachi, including being dependant upon the supply of VXA® and M2™ tape drives, material costs associated with early termination of the agreements, and Hitachi's own internal business issues.

When we complete the outsourcing of tape drive manufacturing to Hitachi, they will be our sole source manufacturer for our VXA® and M2™ tape drives. As these tape drives contribute significantly to our revenue, Hitachi's inability to successfully manufacture any of these tape drives or manufacture enough tape drives to meet our customer demand would adversely affect our results of operations. Additionally, should Hitachi terminate its relationship with us for any reason, we would be forced to bring manufacturing operations back to Exabyte or outsource to another third party, which would be prohibitively difficult for us to accomplish without significant impact to our customer relationships, revenue and results of operations.

Should we or Hitachi terminate our supply and manufacturing agreements before the end of the stated agreement term, we could incur significant payments to Hitachi associated with the tooling and nonrecurring engineering costs associated with the outsourcing. Among other problems associated with early termination of the agreements, these payments could negatively impact our financial position, revenues and results of operations. We are currently reevaluating our MammothTape™ roadmap, including our M3™ tape drive development, and anticipate jointly developing a tape drive platform that integrates the VXA® and MammothTape™ technologies. We are discussing alternatives with Hitachi regarding the development of this new tape drive technology. However, we have not begun significant discussions with Hitachi regarding the negotiation of a new joint development agreement. We cannot assure that we will successfully enter into a new joint development agreement for the development of an integrated tape drive technology, or that any new agreement will be on terms beneficial to us. Also, the M3™ joint development agreement provides for significant termination costs. We cannot assure that we will not incur significant costs associated with terminating this agreement. If we cannot successfully negotiate these costs down to an appropriate level for us, our financial position and results of operations could be materially and adversely affected.

Hitachi recently announced that it is implementing emergency management measures aimed at bringing about a prompt improvement in its business results. We do not know what impact these measures will have upon our relationship with Hitachi, and our ability to receive products from Hitachi on a timely manner, in sufficient quantities, of an adequate quality and on favorable terms.

4.8 We have encountered difficulties manufacturing our M2™ tape drive because of its complex design, which has harmed our ability to produce and sell the product. Our inability to successfully resolve these issues may harm our operating results.

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

4.9 We previously experienced problems introducing our Mammoth drive on time. If we experience similar problems with introducing future products, we could experience losses in market share and credibility, which would harm our operating results.

As previously stated, we brought our original Mammoth tape drive to market late and as a result lost market share and credibility with our customers. We may experience development and/or manufacturing problems with our future MammothTape™ or VXA® products that would delay their introduction. A late introduction for any future tape drive may again affect our market share position and/or credibility, which would negatively impact sales. We are currently addressing issues regarding the reliability of our M2™ tape drive. Our inability to address these issues in a timely manner may delay the introduction of our future tape drives.

4.10 We rely on the sales to a small number of customers for a large portion of our overall sales.

The following chart expresses the sales percentages of Exabyte's three largest customers for the fiscal year ended December 29, 2001:

Ingram Micro	18%
Tech Data	12%
Digital Storage	11%
41%

We have customers who are also competitors, including IBM with their LTO™ Ultrium™ tape drive.

We do not require minimum purchase obligations from our customers. They may also cancel or reschedule orders at any time, prior to shipment, without significant penalty. Losing one or more key customers would adversely affect our results of operations. A key customer canceling orders or decreasing the volume in orders would adversely affect our results of operations. Contractually, our reseller customers may return a portion of their Exabyte product inventory as part of their stock rotation rights, but must also issue a simultaneous offsetting purchase order.

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

4.11 We need to maintain or expand existing OEM customer relationships and develop new OEM customers in order to be successful.

Our product sales depend heavily on OEM qualification, adoption and integration. Many reseller and smaller OEM customers delay their orders until key OEMs adopt and integrate our products. Our competitive position and results of operations may be significantly harmed if a key OEM failed to adopt and integrate our products.

We have announced adoption of VXA®-1 and M2™ by several OEM customers, but our success depends on additional OEMs adopting our VXA®-1, VXA®-2 and M2™ tape drives, as well as existing OEMs increasing their purchases of current products.

4.12 We may be unable to increase our production to meet sudden, unexpected demands by OEM customers.

OEM demand for our M2™ and VXA®-1 tape drives could increase suddenly. We, our suppliers, and our third party manufacturers may be limited in our ability to meet a sudden significant increase in demand due to limitations in manufacturing capacity and long lead times to acquire certain parts. If our suppliers and third party manufacturers are not able to meet the increased demand, our inability to fulfill our customers' orders could adversely affect our results of operations.

4.13 We automated competitive DLT technology late and may experience market share loss if we cannot automate in a timely manner new competitive technology developed in the future.

We lost market share in the library market because we delayed our decision to automate competitive DLT technology. Our inability to successfully automate future technologies could again negatively affect our library market share position, as well as our results of operations.

4.14 Media sales represented 37% of our revenues during fiscal 2001. Any shortfall in media sales could harm our results of operations.

Sales of media accounted for approximately 37% of our net revenue during fiscal 2001. A significant portion of these sales were the result of backlog accrued during the end of 2000 and the beginning of 2001 due to media supply constraints. To the extent media sales decline and are not replaced with additional revenue from our other products or services, our financial results, including our gross margin and revenues, may be adversely affected.

4.15 Our inability to obtain enough media from three suppliers has in the past and could in the future inhibit our production and sales of our tape drives and associated libraries.

We depend on a continuous supply of Advanced Metal Evaporative ("AME") media to use with our MammothTape™ and VXA® products. We cannot sell our products, or grow our product lines without a sufficient supply of AME media. Currently, we obtain AME media from three suppliers:

     -   Matsushita Electric Industrial Co. Ltd. ("MEI");
     -   TDK Corporation ("TDK"); and
     -   Sony Corporation ("Sony").

If these suppliers cannot provide us with enough high-quality, competitively priced media, we may have to delay or cancel product shipments and/or orders. We may also have to delay future product introductions. We have previously encountered difficulties obtaining enough media from our suppliers to fill orders. Should we again experience such problems, our future results of operations, as well as our ability to sell or introduce products, could be harmed. Any inability to sell or introduce our products would materially and adversely affect our competitive position as well as our results of operations.

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

4.16 Any inability to obtain components, such as scanners or recording heads, from our suppliers would affect our ability to manufacture our products.

We obtain all the components to make our products from third parties. A shortage of any component would directly affect our ability to manufacture the product. Some key components, such as scanners and recording heads, are developed and manufactured to our specifications, which limits our ability to quickly find another supplier for these components if we experience a supply shortage. There are long lead-times associated with the availability of many components that make obtaining these components sometimes difficult. For example, the ASIC chips we use in our MammothTape™ products are produced from several suppliers. However, because it takes many months to qualify suppliers to produce ASIC chips for us, any shortfall or inability to obtain an adequate supply of ASIC chips from any of our current suppliers would adversely affect our results of operations and financial condition.

4.17 Our dependencies on sole-source suppliers may cause a reduction in our level of control over delivery, quantity, quality and cost of the product.

We rely heavily on sole-source suppliers (one supplier providing us with one or more components) to develop and/or manufacture critical components to use in our tape drives or libraries. If a sole-source supplier is unable to provide us with a sufficient supply of their components we may be unable to manufacture the drive or library. This could cause us to delay or cancel shipments, which would adversely affect our results of operations and financial condition.

In addition, by relying on sole-source suppliers, we may see a reduction in our level of control over many component items, including:

     -   delivering components on schedule;
     -   manufacturing a high number of components for delivery;
     -   maintaining the highest possible quality when manufacturing the components; and
     -   managing the costs of manufacturing the components.

Hitachi is one of our primary sole source suppliers. They supply us with many key components for our M2™ and Eliant™820 tape drives. We have contracts with Hitachi to develop, manufacture and supply these components. However, the contracts do not necessarily guarantee that the components will be continuously supplied to us at a reasonable cost. Additionally, if Hitachi makes an error in manufacturing a component, we may be unable to incorporate the components into our drives. If any of these or other problems arise, we may experience difficulties manufacturing our M2™ or Eliant™820 tape drives, making a profit on these drives, or developing and successfully introducing our future MammothTape™ tape drives. Any material issues that may arise with Hitachi could adversely affect our sales and profit margins and therefore our results of operations.

4.18 Managing our inventory levels is important to us because excess inventory reduces cash available to us for funding our operations, or may cause us to write off excess inventory which negatively impacts our operating results.

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

Particularly, introducing new products may negatively affect our product inventory value by requiring us to write down or make allowances for inventory devaluation, which may materially affect our results of operations. We have experienced increased inventory levels in connection with the introduction of our M2™ tape drives. In the past we have experienced special charges and write downs which harmed our results of operations. In the future we may again incur special charges or make allowances for an inventory devaluation that will materially affect our results of operations and financial condition.

4.19 We must accurately time the introduction and withdrawal of our products into and out of the data storage market because it affects our revenue and inventory levels.

Accurately timing the release of new products is important to the sales of existing products. Prematurely withdrawing an existing product could result in revenue loss from that product, and delaying the withdrawal of a product could result in excess product inventory and subsequent inventory write-downs. We continually evaluate our product life cycles. Any timing mistakes or inability to successfully introduce a new product could adversely affect our results of operations.

4.20 If we do not continually enhance our tape technology to keep pace with our competitors, our products will not remain competitive.

Our ability to compete with other tape drive manufacturers is directly impacted by the rapid development of tape drive technologies. Our ability to compete with other tape drive technologies is impacted by, among other things:

     -   customer and OEM adoption of VXA® and MammothTape™ technology;
     -   integration of our VXA® and MammothTape™ technologies into a compelling tape drive platform;
     -   compatibility of tape drives to other data storage products;
     -   data storage density;
     -   data transfer rate;
     -   customer confidence and familiarity;
     -   product reliability; and
     -   price.

4.21 The storage backup market is very competitive and may cause us to decrease our product pricing or affect our product sales.

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

Our M2™ and VXA®-1 tape drives face significant competition from current and announced tape drive products offered by Quantum, Tandberg, Sony and the LTO™ Consortium (IBM, Hewlett Packard and Seagate). The specifications of some of the announced drives show greater data capacities and transfer rates than M2™, VXA®-1 and VXA®-2.

Our other tape drives and automated tape libraries face competition from companies offering 8mm, half-inch, 4mm and mini-cartridge products. Significant competition may also develop from companies offering erasable and non-erasable optical disks, as well as other technologies.

4.22 If companies introduce new technologies, such as optical disk, optical tape or DVD, into the data storage market, our tape products may become obsolete.

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

4.23 We must continue to develop and introduce technologically compelling automated library products which automate competitive storage technologies, such as AIT™, LTO™ Ultrium™, or DLTtape™, or other future non-tape technologies, in order for us to maintain or improve our sales and revenues.

We believe our future success depends in significant part on future library and other products and services. The success of these future products depends, among other things, on:

     -   timely development;
     -   customer acceptance;
     -   supply capacity;
     -   customer transition to these future products; and
     -   OEM qualification and adoption; and media availability.

4.24 Even though we take many steps to protect our proprietary rights, such as filing patents and executing non-disclosure agreements, our proprietary rights may not be fully protected. Additionally, someone may infringe on our proprietary rights, or we may infringe on someone else's proprietary rights, which could lead to costly and potentially damaging litigation.

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

We designed our own mechanized deck assembly incorporated in our MammothTape™ products. Because we did not obtain the design of this deck from a third party, we do not benefit from supplier indemnification should an infringement claim arise. Manufacturing and/or selling our MammothTape™ drives may infringe on someone else's proprietary rights, even though we believe we have taken appropriate measures to avoid it.

4.25 We rely on third party manufacturers, which may weaken our intellectual property protection, create a reliance on the manufacturers to produce our products, or expose us to market risks associated with foreign manufacturers.

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

4.26 We rely on the information technology markets for workstations, mid-range computer systems and network systems to create demand for our products. Any slowing of these markets would adversely affect sales of our products.

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

4.27 The labor market in the high technology industry and Boulder, Colorado is competitive and we may have difficulty recruiting or keeping key, qualified employees.

We compete for qualified employees with other high technology companies and other employers in Colorado. Competition for key employees is based upon, among other factors, base salary, stock-based compensation, ownership investment and high turnover rates in technology and other companies generally. As a result, we may lose or fail to recruit needed employees.

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

4.28 Factors such as economic conditions, industry or market shifts, or product price erosion may cause our quarterly results of operations to fluctuate.

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
     -   industry shifts; and
     -   product price erosion.

4.29 Factors such as variations in our quarterly results of operations, progress in addressing issues with producing our M2™ tape drives and competitive press announcements may cause our stock price to fluctuate.

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

4.30 We may lose our entire investment in CreekPath should they fail to succeed or if the market in which CreekPath participates cannot sustain CreekPath's growth.

In December 1999, we formed a wholly-owned subsidiary, CreekPath Systems, Inc., to leverage our investments and expertise in SANs, Fibre Channel and Java-based software for storage resource management. In December 2000 and January 2001, in order for CreekPath to utilize outside financing, rather than our own capital, CreekPath completed a $17 million convertible preferred stock financing.

To date, we have invested approximately $5.4 million in CreekPath. Because of losses in CreekPath's financial results, we have expensed our entire carrying value as of December 29, 2001.

Our shares of CreekPath capital stock are not registered under the Securities Act of 1933. Furthermore, we are contractually limited in our ability to sell them to a third party. As a result, even if CreekPath is successful, we may be unable to liquidate our investment. Furthermore, the value of our interest in CreekPath depends on its success, which in turn is subject to a number of risks.

When CreekPath began operating as a wholly-owned subsidiary, we provided them with certain intellectual property pertaining specifically to its operations. The valuation of CreekPath depends, in part, on its ownership of this intellectual property.

4.31 Foreign exchange rate fluctuations may harm our international sales, which represent almost one-third of our total revenue.

Our international sales accounted for approximately 29% of our total revenue for 2001. Direct international sales will probably continue to represent a significant portion of our revenue for the foreseeable future. In addition, many of our domestic customers ship a significant portion of our products to their customers in foreign countries.

Although a very small percentage of these sales are denominated in foreign currencies, they are subject to foreign exchange rate fluctuations. This could impact our results of operations. Currency fluctuations may also affect the volume of sales denominated in U.S. dollars to overseas foreign customers because the exchange rates affect the costs of our products to foreign customers.

4.32 Obtaining some of our product components from foreign business, such as Hitachi and Shinei, exposes us to risks on the import of our components, such as fluctuating currency exchange rates, particularly an adverse exchange movement of the U.S. dollar versus the Japanese yen, foreign government exchange control regulations or U.S. tariffs and trade restriction.

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

4.33 Some of our subsidiaries operate in foreign countries. This could expose us to risks, such as adverse foreign exchange rate fluctuations or an inability to enforce our legal rights in those countries.

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

4.34 Foreign taxing authorities may assert that intercompany transactions between us and our subsidiaries were not in accordance with their tax laws, and they may try to assess material penalties against us for these alleged violations.

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

4.35 Regulations by the U.S. and other governments may impact our ability to trade with certain parties and/or export or import goods and services.

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

4.36 Third parties may bring claims against us for monetary damages suffered as a result of our products failing to backup or restore data. These monetary damages could be significant.

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

4.37 Any lawsuits by stockholders, which may allege claims such as we failed to adequately disclose material facts associated with our business, could lead to costly litigation or unfavorable settlement terms.

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

4.38 We rely on our IT systems to operate our businesses. There are significant costs associated with upgrading and maintaining our IT systems.

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

We are currently transitioning our IT infrastructure and functions to newer generation IT systems. To date, Exabyte has invested a significant amount of financial resources in license and service fees, and hardware, related to the acquisition and implementation of new systems. We currently are reviewing the necessary additional requirements to complete the systems upgrade, as well as the financial resources necessary to finalize the upgrade of these IT functions. We may not be able to successfully implement new IT systems. If the new systems cannot be properly implemented, we would expect to incur additional expenses to upgrade and improve our legacy IT functions. The failure or interruption in service of any of the IT systems supporting these functions could significantly impact our business operations.

4.39 Our stockholder rights plan recently expired which could subject us to a hostile takeover attempt or adverse change in control if the other anti-takeover measures we previously adopted fail.

We have taken a number of actions which may deter a hostile takeover or delay or prevent a change in control. However, we recently allowed our stockholder rights plan to expire, which could expose us to a hostile takeover attempt or an adverse change in control.

Some of the other actions we previously enacted include amendments to our restated certificate of incorporation and by-laws to include provisions which may delay or prevent a change in control. These provisions include:

     -   classifying the Board into three classes;
     -   authorizing a significant amount of common and preferred stock which we may issue without stockholder approval;
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

EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the Company and their ages as of March 11, 2002, are as follows:

Juan A. Rodriguez	61	Interim President and Chief Executive Officer
Craig G. Lamborn	48	Vice President, Chief Financial Officer
Stephen F. Smith	52	Vice President, Corporate Secretary and General Counsel

Mr. Juan A. Rodriguez, age 61, has served as a director of Exabyte since November 2001, and has served as its interim Chief Executive Officer and President since January 2002. Mr. Rodriguez co-founded Ecrix Corporation in 1996 and was its Chairman of the Board and Chief Executive Officer since 1996. Mr. Rodriguez co-founded Storage Technology Corporation in 1969 after several years as an IBM tape technology engineer. While at Storage Technology Corporation, he served in vice presidential and general manager roles over Engineering, Hard Disk Operations and Optical Disk Operations. In 1985, Mr. Rodriguez co-founded Exabyte Corporation, where he held the positions of chairman, president and CEO. Mr. Rodriguez also serves on the Board of Directors for Colorlink. Mr. Rodriguez is a professor for the University of Colorado College of Engineering.

Mr. Craig G. Lamborn, age 48, has served as Vice President, Chief Financial Officer since November 2001, when he was appointed in connection with the business combination with Ecrix. Prior to that, he served as Ecrix's Vice President of Finance and CFO since 1998. Before joining Ecrix, Mr. Lamborn spent seven years as CFO of Kentek Information Systems, a manufacturer of high speed printers. Prior to Kentek, Mr. Lamborn held financial positions with McData Corporation and Union Pacific Corporation. Mr. Lamborn is a certified public accountant.

Mr. Stephen F. Smith, age 52, joined the Company in June 1989 as Exabyte's General Counsel, and currently holds this position. Mr. Smith was appointed Vice President and Chief Financial Officer in December 1997 and held that position until November 2001. Since then, Mr. Smith has held the position of Vice President of Business Development. Mr. Smith has also served as Secretary since February 1995. Prior to joining Exabyte, Mr. Smith held various positions at Storage Technology Corporation from 1977 to 1989, including General Counsel, Senior Counsel and Director of International Financial Operations.

Executive officers serve at the discretion of the Board of Directors. There are no family relationships among any of the directors and officers.

Item 2.

PROPERTIES

The Company's corporate offices as well as the Company's research and development, and manufacturing facilities are located in Boulder, Colorado, in leased buildings aggregating approximately 357,188 square feet. The lease terms on these facilities expire on various dates ranging from June 2004 to September 2004. The Company believes that additional space will be available if needed for further expansion. The following chart identifies the location and type of each Exabyte property:

LOCATION

OFFICE TYPE	DOMESTIC	INTERNATIONAL
R&D & Mfg.	Boulder, CO	Nuremberg, Germany (mfg. only)
Falkirk, Scotland (mfg. only)
Procurement	Boulder, CO	Tokyo, Japan
Service	Boulder, CO	Falkirk, Scotland
Mississauga, Ontario, Canada
Artarmon, Australia
Singapore
Sales & Support	Boulder, CO	Utrecht, The Netherlands
	Oakbrook, IL	Mississauga, Ontario, Canada
	Annapolis, MD	Frankfurt, Germany
	Walpole, MA	Shanghai, China
Beijing, China
Hong Kong, China
Singapore

Item 3.

LEGAL PROCEEDINGS

We are subject to incidental litigation risks in the ordinary course of our business. We are not currently the subject of any material pending legal proceeding.

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On November 9, 2001, we held a Special Meeting of stockholders. At the meeting, stockholders were asked to vote upon four proposals:

Proposal 1: To consider and vote on a proposal to approve and adopt the Agreement and Plan of Merger among Exabyte, Bronco Acquisition, Inc., Ecrix, certain lenders and certain investors, dated as of August 22, 2001, and to approve the issuance of 10,000,000 shares of Exabyte common stock in conjunction with the business combination.

Proposal 2: To consider and vote separately on the following two proposals to increase the authorized shares of Exabyte:

     Proposal 2A: To amend Exabyte's Restated Certificate of Incorporation to increase the authorized common stock to 100,000,000 shares; and

     Proposal 2B: To amend Exabyte's Restated Certificate of Incorporation to increase the authorized preferred stock to 30,000,000 shares; and

Proposal 3: To consider and vote upon a proposal to amend Exabyte's Restated Certificate of Incorporation to effect a reverse split of Exabyte's outstanding common stock by a ratio of no change to up to one-for-ten and authorize the Exabyte Board of Directors to determine the exact ratio within that range.

A total of 22,626,797 shares of Common Stock, and 1,500,000 shares of Series G Preferred Stock representing approximately 97% and 100% of the total shares outstanding of each class, respectively, and 97% of the total shares eligible to vote, cast votes at the meeting. The holders of common stock voted as a separate class on proposal 2A, and the holder of Series G Preferred Stock voted as a separate class on proposal 2B. The number of votes cast for, against or withheld, as well as abstentions and broker non-votes as to each proposal, are as follows:

	Votes For	Votes Against or Withheld	Abstentions and Broker Non-Votes
Proposal 1 - Approval of Agreement and Plan of Merger and issuance of Exabyte common stock in conjunction with the business combination	15,754,289	239,961	132,047
Proposal 2A - Amend Restated Certificate of Incorporation to increase authorized common stock to 100,000,000	13,307,825	2,700,170	118,302
Proposal 2B - Amend Restated Certificate of Incorporation to increase authorized preferred stock to 30,000,000	13,207,541	2,730,359	188,397
Proposal 3 - Amend Restated Certificate of Incorporation to effect a reverse split in a ratio to be determined by the Board of Directors	22,248,687	1,437,533	190,577

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

Calendar Year	High	Low
2000
First Quarter	$ 10.8750	$ 7.0000
Second Quarter	7.5625	3.1250
Third Quarter	12.6250	4.2500
Fourth Quarter	12.6250	2.4375

2001
First Quarter	$4.3750	$1.2810
Second Quarter	2.0000	0.7500
Third Quarter	1.1000	0.3000
Fourth Quarter	1.5900	0.4800

2002
First Quarter (through March 6, 2002)	$1.45	$0.58

On March 6, 2002, we had 585 holders of record of our common stock. The reported closing price of the common stock was $0.62. We have never paid cash dividends on our common stock. We presently intend to retain any earnings for use in our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future. We are prohibited under the terms of our Loan and Security Agreement with Congress Financial Corporation (Southwest) from declaring or setting aside any cash dividends.

Recent Sales of Unregistered Securities.

On November 9, 2001, we issued 9,650,000 shares of our Series H Convertible Preferred Stock to certain former investors in Ecrix. The offering price for the Series H Preferred Stock was $1.00 per share, resulting in aggregate gross proceeds of $9,650,000, approximately $2,044,000 of which was paid through the forgiveness of unpaid principal and accrued interest thereon relating to bridge loans made by the investors in September and October 2001. All of the proceeds received from the sale of Series H Preferred Stock were used for working capital purposes.

There were no underwriters or brokers involved in the sale. The Series H shares were issued in a private placement exempt from registration under the Securities Act of 1933, as amended, pursuant to Regulation D. In relying upon this exemption, we relied upon certain representations and warranties made by the purchasers as well as a review of the circumstances of the transactions, including the fact that no public advertising or announcements were used in their offer.

With some important exceptions, the rights, preferences and privileges of our Series H Preferred Stock are similar to those of the Series G Preferred Stock currently outstanding. No dividends accrue with respect to the Series H Preferred Stock, although an adjustment to the conversion price is required to be made in the event a dividend or distribution payable in common stock is declared with respect to the common stock. Series H preferred stock has liquidation preference over common stock and conversion rights , at the option of the holder, into shares of common stock, at a price of $1.00 per share. The Company has reserved 10,000,0000 shares of Common Stock for issuance upon conversion of the Series H Preferred Stock. The holders of the Series H preferred stock are entitled to vote with shares of common stock (and not as a separate class) on an as-converted basis at any annual or special meeting of the Company's stockholders; provided, however, that without prior written consent of a majority of the outstanding Series H preferred stock, the Company may not take certain actions, including asset transfer or acquisition (which terms are defined in the Certificate of Designation). The Company also has the right, but not the obligation, to redeem some or all of the outstanding shares of Series H Preferred Stock at any time after November 9, 2003 at a price per share equal to $3.00; provided that the closing bid price of the common stock for each of the 30 consecutive trading days prior to the date that we deliver notice of our intent to redeem is greater than such redemption price.

In connection with the sale of the Series H Preferred Stock, we entered into a Registration Rights Agreement with the holders of these shares. Under that agreement, we are obligated to register all shares of Exabyte common stock held by the investors (including the shares of Common Stock underlying the Series H Preferred Stock) (referred to as the "registrable securities"). The expenses of up to two long-form registrations and all piggyback registrations will be borne by Exabyte. In addition, we have agreed to indemnify the investors against all claims based on any untrue statement or alleged untrue statement of material fact included in any registration statement in which their shares are included. The foregoing description of the Series H Preferred Stock and the agreements entered into in connection with the sale of such securities are qualified in their entirety by the documents and agreements governing such instrument and transaction, copies of which have been filed as exhibits to this Report. You are encouraged to review those documents in their entirety for a full understanding of these items.

Item 6.

SELECTED FINANCIAL DATA

The selected financial data set forth below with respect to our consolidated statements of operations for the fiscal years ended January 3, 1998, January 2, 1999, January 1, 2000, December 30, 2000 and December 29, 2001 and with respect to the consolidated balance sheets as of January 3, 1998, January 2, 1999, January 1, 2000, December 30, 2000 and December 29, 2001 are derived from audited consolidated financial statements. The consolidated financial statements as of December 30, 2000 and December 29, 2001, and for the three years ended December 29, 2001 are included elsewhere in this report on Form 10-K and the selected financial data shown below are qualified by reference to such financial statements. There were 52 weeks in 1998, 1999, 2000 and 2001. There were 53 weeks in 1997.

(In thousands, except per share data)

	Fiscal Years Ended
Consolidated Statement of Operations Data:	Jan. 3, 1998	Jan. 2, 1999	Jan. 1, 2000	Dec. 30, 2000	Dec. 29, 2001
Net sales	$335,684	$286,505	$222,827	$221,742	$158,438
Cost of goods sold	288,053	207,604	182,875	172,085	132,143
Gross profit	47,631	78,901	39,952	49,657	26,295
Operating expenses:
Selling, general and administrative	59,211	56,978	56,650	54,709	36,759
Research and development	40,909	29,888	35,725	36,530	25,184
Loss from operations	(52,489)	(7,965)	(52,423)	(41,582)	(35,648)

Other income (expense):
Gain from sale of investment	--	--	--	--	1,719
Interest income	2,164	2,394	2,646	1,057	86
Interest expense	(637)	(607)	(477)	(686)	(1,715)
Other	(2,161)	29	(934)	(1,213)	462

Loss before income taxes(1)	(53,123)	(6,149)	(51,188)	(42,424)	(35,096)

(Provision for) benefit from income taxes (2)	22,312	3,382	(37,219)	1,570	6
Equity in loss of investee	--	--	--	(414)	(343)
Net loss	$(30,811)	$(2,767)	$(88,407)	$(41,268)	$(35,433)

Basic and diluted net loss per share	$ (1.38)	$ (0.12)	$ (3.97)	$ (1.83)	$ (1.47)
Common shares used in the calculation of basic and diluted net loss per share(3)	23,326	22,285	22,256	22,560	24,052

Consolidated Balance Sheet Data:
Working capital	$134,357	$116,953	$59,594	$27,023	$11,266
Total assets	221,346	207,836	127,276	103,792	83,230
Long-term obligations, excluding current portion	9,049	7,461	6,570	8,146	9,594
Stockholders' equity	170,796	166,272	78,756	39,058	24,754

(1)  The Company recorded restructuring charges in 1997, 1999, 2000 and 2001, totaling $34,947,000, $2,446,000, $3,899,000 and $498,000, respectively. See Note 13 of Notes to Consolidated Financial Statements.

(2)  The Company recorded a full valuation allowance on all existing deferred tax assets in 1999. See Note 7 of Notes to Consolidated Financial Statements.

(3)  See Note 1 of Notes to Consolidated Financial Statements for an explanation of the determination of shares used in computing net loss per share.

Quarterly Results of Operations (Unaudited)

The following tables set forth unaudited operating results for each quarter of fiscal 2000 and 2001. This information has been prepared on the same basis as the audited financial statements and, in the opinion of management, contains all adjustments consisting only of normal recurring adjustments, necessary for a fair presentation thereof. These unaudited quarterly results should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this annual report on Form 10-K. The operating results for any quarter are not necessarily indicative of results for any future period.

(In thousands, except per share data)

	Quarters Ended
	Apr. 1, 2000	Jul. 1, 2000	Sep. 30, 2000	Dec. 30, 2000
Net sales	$ 49,576	$ 51,314	$ 60,100	$60,752
Cost of goods sold	39,363	38,028	48,892	45,802
Gross profit	10,213	13,286	11,208	14,950

Selling, general and administrative	13,436	13,801	12,995	14,477
Research and development	10,360	9,366	9,244	7,560
Loss from operations (1)	(13,583)	(9,881)	(11,031)	(7,087)

Other income (expense):
Interest income	355	206	425	71
Interest expense	(87)	(109)	(86)	(404)
Other	(223)	296	(662)	(624)
Loss before income taxes	(13,538)	(9,488)	(11,354)	(8,044)

(Provision for) benefit from income taxes	(42)	(149)	49	1,712
Equity interest in net loss of investee	--	--	--	(414)

Net loss	$ (13,580)	$ (9,637)	$ (11,305)	$ (6,746)

Basic and diluted net loss per share	$ (0.60)	$ (0.43)	$ (0.50)	$(0.30)

	As a Percentage of Net Sales
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	79.4	74.1	81.4	75.4
Gross margin	20.6	25.9	18.6	24.6

Selling, general and administrative	27.1	26.9	21.6	23.8
Research and development	20.9	18.3	15.4	12.4
Loss from operations (1)	(27.4)	(19.3)	(18.4)	(11.6)

Other income (expense):
Interest income	0.7	0.4	0.7	0.1
Interest expense	(0.2)	(0.2)	(0.1)	(0.7)
Other	(0.4)	0.6	(1.1)	(1.0)
Loss before income taxes	(27.3)	(18.5)	(18.9)	(13.2)

(Provision for) benefit from income taxes	(0.1)	(0.3)	0.1	2.8
Equity in loss of investee	--	--	--	(0.7)

Net loss	(27.4)%	(18.8)%	(18.8)%	(11.1)%

(1) In the quarter ended September 30, 2000, the Company recorded restructuring charges of $3,899,000 related to the planned closure of a wholly owned subsidiary. See Note 13 of Notes to Consolidated Financial Statements.

(In thousands, except per share data)

	Quarters Ended
	Mar. 31, 2001	Jun. 30, 2001	Sep. 29, 2001	Dec. 29, 2001
Net sales	$ 49,052	$ 39,412	$ 34,268	$35,706
Cost of goods sold	45,558	31,163	24,798	30,624
Gross profit	3,494	8,249	9,470	5,082

Selling, general and administrative	11,333	9,513	7,493	8,420
Research and development	8,901	5,291	5,492	5,500
Loss from operations (1)	(16,740)	(6,555)	(3,515)	(8,838)

Other income (expense):
Gain from sale of investment	--	1,719	--	--
Interest income	11	45	22	8
Interest expense	(502)	(412)	(431)	(370)
Other	31	(15)	55	391
Loss before income taxes	(17,200)	(5,218)	(3,869)	(8,809)

(Provision for) benefit from income taxes	(7)	(41)	23	31
Equity interest in net loss of investee	(343)	--	--	--

Net loss	$ (17,550)	$ (5,259)	$ (3,846)	$ (8,778)

Basic and diluted net loss per share	$ (0.77)	$ (0.23)	$ (0.17)	$ (0.32)

	As a Percentage of Net Sales
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	92.9	79.1	72.4	85.8
Gross margin	7.1	20.9	27.6	14.2

Selling, general and administrative	23.1	24.1	21.9	23.6
Research and development	18.1	13.4	16.0	15.4
Loss from operations (1)	(34.1)	(16.6)	(10.3)	(24.8)

Other income (expense):
Gain on sale of investment	--	4.4	--	--
Interest income	--	0.1	0.1	--
Interest expense	(1.0)	(1.1)	(1.3)	(1.0)
Other	--	--	0.2	1.1
Loss before income taxes	(35.1)	(13.2)	(11.3)	(24.7)

(Provision for) benefit from income taxes	--	(0.1)	0.1	0.1
Equity in loss of investee	(0.7)	--	--	--

Net loss	(35.8)%	(13.3)%	(11.2)%	(24.6)%

(1)  In the quarter ended March 31, 2001, the Company recorded pre-tax restructuring charges of $498,000 related to a reduction in its workforce in order to reduce expenses, minimize ongoing cash consumption and to simplify the management structure. See Note 13 of Notes to Consolidated Financial Statements.

Item 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that involve future risks and uncertainties. We may achieve different results than those anticipated in these forward-looking statements. The actual results that we achieve may differ materially from any forward-looking statements due to such risks and uncertainties. We have attempted to identify forward-looking statements in bold print. Additionally, words such as "believes," "anticipates," "expects," "intends," "plans" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section above entitled "Risk Factors."

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

Our tape drive products are based on VXA®, 8mm and MammothTape™ technologies and our tape library products are based upon VXA®, 8mm, MammothTape™, DLTtapeÔ, LTO™ Ultrium™, and Advanced Intelligent Tape™ (AIT™) technologies.

We market our products worldwide to resellers and original equipment manufacturers ("OEMs"). We also provide repair services directly to OEMs and to our resellers' customers.

Our reseller channel customers purchase products for resale and they may provide services to their customers, such as:

     -     distribution;
     -     financial terms and conditions;
     -     pre-sales, sales and/or post sales system upgrades; or
     -     other value-added products and/or services.

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

Business Combination

On November 9, 2001, Exabyte Corporation ("Exabyte") and Ecrix Corporation ("Ecrix") completed a previously announced business combination (the "Acquisition"). The Acquisition was effected pursuant to the terms of an Agreement and Plan of Merger, dated as of August 22, 2001, among Exabyte, Ecrix, Bronco Acquisition, Inc., a wholly-owned subsidiary of Exabyte, certain lenders and certain investors named therein (the "Acquisition Agreement"). At the closing of the Acquisition, Bronco Acquisition, Inc. was merged into Ecrix (the "Acquisition"), as a result of which Ecrix became a wholly-owned subsidiary of Exabyte and its results of operations for the period commencing November 9, 2001 are included in Exabyte's consolidated financial statements and results of operations for fiscal year 2001. All of the shares of Ecrix capital stock outstanding at the effective time of the Acquisition were canceled and, in exchange, former holders of Ecrix capital stock became entitled to receive 10,000,000 shares of Exabyte common stock. The number of shares of Exabyte common stock issuable in the Acquisition was fixed at the time the Acquisition Agreement was entered into, based upon arms-length negotiations among the parties, and was not subject to adjustment as a result of any changes in the fair market value of such shares following the execution of the Acquisition Agreement.

Sale of Series H Preferred Stock

In connection with the Acquisition, Exabyte also issued 9,650,000 shares of its Series H Convertible Preferred Stock to certain former investors in Ecrix at a price of $1.00 per share. Approximately $2,044,000 of the price was paid through the forgiveness of unpaid principal and accrued interest thereon relating to bridge loans made by the investors in September and October 2001. These shares were issued in a separate transaction, although the obligation to issue the shares was subject to the closing of the Acquisition. The shares were issued in a private placement exempt from registration under the Securities Act of 1933, as amended, pursuant to Regulation D promulgated thereunder.

Restructuring

On January 29, 2002, we announced a corporate restructuring in which we will close our service and final assembly facility in Scotland, close our service depots in Australia and Canada, as well as reduce our U.S. workforce. An estimated 200 positions (including regular full-time employees and temporary or contract workers) will be eliminated overall. Of these, approximately 70 positions were eliminated in February of 2002, and the remainder are expected to occur by the end of the second quarter of 2002. We are currently in the process of determining our formal restructuring plan, including costs and the estimated future savings.

Management Changes

Also in January 2002, Bill Marriner resigned as Chief Executive Officer and Chairman of the Board and a Director of Exabyte. As a result, Exabyte's Board of Directors currently consists of 6 members, 3 of whom were directors prior to the Acquisition and 3 of whom are Ecrix designees. Juan Rodriguez, founder and former Chief Executive Officer of Ecrix, currently serves as interim President and Chief Executive Officer while a search for a new CEO is underway.

Continuing Liquidity Constraints

Due to ongoing operating losses, declining revenues and resulting liquidity restraints, we continue to reassess our business and investigate various strategic alternatives that would result in increased liquidity. These alternatives may include one or more of the following:

     -     sale of all or part of our operating assets;
     -     restructuring of current operations;
     -     additional equity infusions; or
     -     strategic alliance, acquisition or business combination.

We will continue to explore these and other options that would provide additional capital for longer-term objectives and current operating needs. It will be necessary for the us to take one or more of these actions in order to have sufficient funds to support our operations. Should we not be successful in achieving one or more of these actions, it is possible that we may not be able to continue as a going concern. As a result of our current liquidity constraints, the report of our independent accountants on our consolidated financial statements contains an explanatory paragraph related to this matter.

Critical Accounting Policies

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements in Item 14 of this Annual Report on Form 10-K, beginning on page 68.

Revenue recognition

Our revenue recognition policy is significant because the amount and timing of revenue is a key component of our results of operations. We follow the guidance of Staff Accounting Bulletin No. 101 ("SAB 101"), which requires that a series of criteria are met in order to recognize revenue related to product shipment or the performance of repair services. If these criteria are not met, the associated revenue is deferred until the criteria are met. Generally, these criteria are that there be an arrangement to sell the product, we have delivered the product in accordance with that arrangement, the sales price is determinable, and collectibility is reasonably assured. However, there are instances when additional criteria must be satisfied in order to recognize revenue. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter. Additionally, revenue from sales to certain resellers is subject to agreements allowing certain limited rights of return, marketing related rebates and price protection on unsold merchandise held by those resellers. Accordingly, reserves for estimated future returns, marketing rebates and price protection are provided in the period of sale based on contractual terms and historical data. These reserves are subject to estimates by management in accordance with SAB 101. In the event that actual results differ from estimates required by SAB 101, results of future periods may be impacted.

Inventory valuation and reserves

Our inventory is a significant component of our total assets. In addition, the value that we carry such inventory at directly impacts the gross margins that we recognize when we subsequently sell the inventory. Our inventory is valued at the lower of cost or market, cost being determined under the first-in, first-out method. In addition, we must determine if additional reserves are required for surplus or obsolete inventory or future sales which may result in a loss. This requires significant management judgements of future revenues by product and estimates of product life cycles in a fast-moving technology marketplace. Our inability to make accurate estimates can lead to material inventory write-offs in future periods.

Acquired goodwill

Our business combination with Ecrix in November 2001 resulted in a material amount of goodwill. Under FAS 142, "Goodwill and Other Intangible Assets," this goodwill is not amortized to operations. Instead, we are required to assess this goodwill periodically for potential impairment. In our case, an impairment may be indicated by a significant drop in the trading price of our common stock. If such a drop in our stock price should occur, additional steps are required to determine if the carrying value of the goodwill exceeds its implied fair value. Any impairment write-off indicated by these tests could have a material effect on our future results of operations. These impairment tests require management to make estimates and assumptions which could affect our financial statements.

The following tables set forth items in the Exabyte Corporation and Subsidiaries (the "Company") Consolidated Statements of Operations for the three years ended January 1, 2000, December 30, 2000 and December 29, 2001.

Consolidated Statements Of Operations

(As a percentage of net sales)

	Fiscal Years
	1999	2000	2001
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	82.1	77.6	83.4

Gross margin	17.9	22.4	16.6
Operating expenses:
Selling, general and administrative	25.4	24.7	23.2
Research and development	16.0	16.4	15.9

Loss from operations	(23.5)	(18.7)	(22.5)
Other income (expense):
Gain on sale of investment	--	--	1.1
Interest income	1.1	0.4	--
Interest expense	(0.2)	(0.3)	(1.1)
Other	(0.4)	(0.5)	0.3

Loss before income taxes	(23.0)	(19.1)	(22.2)
Provision for income taxes	(16.7)	(0.7)	--
Equity in loss of investee	--	(0.2)	(0.2)

Net loss	(39.7)%	(18.6)%	(22.4)%

Product Mix Tables

(In thousands)

	Fiscal Years
	1999	2000	2001
8mm drives:
Eliant ™ 820, Mammoth-LT, Mammoth, M2™ and VXA®-1	$ 99,939	$ 83,336	$ 48,374
8mm Libraries:
EZ17™ , EZ17A, 215M, 215A, 430M, 430A, X80, X200 and Autopak	8,046	40,341	28,447
LTO™ Libraries:
110L and 221L	--	742	5,296
Media	67,668	55,874	58,691
Service, spares and other	15,450	14,811	11,841
End-of-life drives and libraries(x)	39,304	33,796	6,760
Sales allowances	(7,580)	(7,158)	(971)
	$222,827	$221,742	$158,438

(As a percentage of net sales)	Fiscal Years
	1999	2000	2001
8mm drives:
Eliant ™ 820, Mammoth-LT, Mammoth, M2™ and VXA®-1	44.9%	37.6%	30.5%
8mm Libraries:
EZ17™ , EZ17A, 215M, 215A, 430M, 430A, X80, X200 and Autopak	3.6	18.2	18.0
LTO™ Libraries:
110L and 221L	--	0.3	3.3
Media	30.4	25.2	37.0
Service, spares and other	6.9	6.7	7.5
End-of-life drives and libraries(x)	17.6	15.2	4.3
Sales allowances	(3.4)	(3.2)	(0.6)
	100.0%	100.0%	100.0%

(x)Prior year amounts and percentages reflect current year classifications of end-of-life products.

Customer Mix Table

(As a percentage of net sales)

	Fiscal Years
	1999	2000	2001
Reseller	57.7%	66.6%	70.8%
OEM	38.1	28.0	23.6
End user and other	4.2	5.4	5.6
	100.0%	100.0%	100.0%

Sales to Major Customers
	Net Sales (In thousands)			% of Total Net Sales
	1999	2000	2001	1999	2000	2001
Ingram Micro	$29,967	$41,028	$27,952	13.5%	18.5%	17.6%
Tech Data	20,729	28,965	19,354	9.3	13.0	12.2
Digital Storage	8,812	12,955	16,815	4.0	5.8	10.6
IBM	33,790	24,985	16,060	15.2	11.3	10.1
Sun Microsystems	24,400	16,780	5,023	11.0	7.6	3.2

No other customers accounted for 10% or more of sales in any of these periods. We cannot guarantee that sales to these or any other customers will continue to represent the same percentage of our revenues in future periods. Our customers also sell competing products and continually review new technologies, which causes our sales volumes to vary from period to period.

Fiscal Year 2001 Compared To 2000

Net Sales

Our net sales decreased by 28.6% from $221,742,000 in 2000 to $158,438,000 in 2001. We believe this decrease is primarily due to a general economic slowdown in the technology industry, competition and decreasing OEM sales. In comparing net sales from 2000 to 2001, there were several significant differences:

     - Sales of older generation 8mm tape drives (Eliant™820, Mammoth-LT, and Mammoth) decreased by $26,659,000 due to product life cycles. Decreases were primarily in the OEM channel, where we sell the majority of these drives, and are expected to continue through 2002 as these products reach end-of-life.

     - Sales of certain 8mm tape libraries (EZ17, X80, and X200) decreased by $17,934,000. We believe this decrease is due to the general slowdown of the economy.

     - Sales of M2™ tape drives decreased by $9,621,000. We believe this decrease resulted from a combination of (1) a general slowdown of the economy; (2) initial stocking orders for the M2™ tape drives which occurred in early 2000; (3) media supply constraints in the first quarter of 2001 which limited our ability to sell tape drives; and (4) reliability issues which have resulted in M2™ tape drives not achieving the market momentum that was expected and that may also have impacted the sales of library products containing M2™ tape drives. Throughout 2000 and 2001, we have focused considerable attention addressing both hardware and firmware issues. We believe these efforts have resulted in a much improved version of the tape drive which is currently being marketed.

     - Sales of newer generation 8mm tape libraries (EZ17A, 215, 215A, 430 and 430A) increased by $5,763,000. This increase is due to the fact that these products did not begin shipping until late in 2000.

     - Sales of LTO™ Ultrium™ tape libraries (110L and 221L) increased by $4,554,000. This increase is due to the fact that these products did not begin shipping until late in the third quarter of 2000.

     - During 2001, we sold our first VXA®-1 tape drives and related Autopak autoloaders, technology acquired in the November 9, 2001 business combination with Ecrix Corporation. Sales of VXA® tape drives are expected to increase in the future. Sales were $1,594,000 in 2001 after the business combination date with no comparable amount in 2000.

     - Sales of end-of-life drives and libraries decreased by $27,037,000. The majority of this decrease is due to the sales related to our DLTtape™ libraries and our 220 library, which entered end-of-life status in 2001.

     - Sales of media increased by $2,818,000 as a result of our resolution of media supply constraints in 2001, which existed at the end of 2000. Additionally, a large installed base of drives and libraries continues to provide demand for media.

     - Service revenue decreased by $2,970,000. We believe outside competition in the repair business has had a negative impact on these revenues. Additionally, declining revenues over the last three years have resulted in a declining number of out of warranty drives to be repaired.

     - Sales allowances decreased by $6,187,000, which had a positive impact on net sales. This decrease is the result of decreased exposure to inventory stock rotation as a result of decreased sales volumes to qualifying reseller customers and a decrease in certain marketing related programs.

Sales to reseller and end-user customers increased as a percentage of net sales from 2000 to 2001, while sales to OEM customers decreased. We believe this shift is a result of wider acceptance of our newer generation products through the reseller channel, and slower acceptance of M2™ technology in the OEM channel. OEM customers have a long qualification, adoption and integration time before purchasing new products.

Geographically, sales are attributed to the customer's location. Sales to domestic customers increased from 70.7% of net sales in 2000 to 71.4% in 2001. Sales to international customers decreased from 29.3% of net sales in 2000 to 28.6% in 2001. Comparing 2000 to 2001, sales to European customers decreased by $15,283,000 and sales to Pacific Rim customers decreased by $2,198,000. We believe these decreases resulted from a worldwide economic slowdown, particularly in the technology industry, coupled with quality issues related to our M2™ product.

Cost of Sales/Gross Profit

Our cost of sales includes the actual cost of all materials, labor and overhead incurred in the manufacturing and service processes, as well as certain other related costs. Other related costs include primarily provisions for warranty repairs and inventory reserves. Our cost of sales decreased from $172,085,000 in 2000 to $132,143,000 in 2001. Our gross margin percentage decreased from 22.4% in 2000 to 16.6% in 2001. Excluding restructuring charges for both periods, our cost of sales decreased from $169,372,000 in 2000 to $131,920,000 in 2001, and our gross margin percentage decreased from 23.6% to 16.7%. Gross margins in 2001 were negatively impacted by (1) high fixed costs relative to the level of net sales; and (2) inventory reserves and rework charges related to our efforts to improve the quality and manufacturing yields of the M2™ drive product. In general, drive average unit prices decreased slightly between 2000 and 2001. Libraries which incorporate MammothTape™ technology increased from 2000 to 2001 as a result of a higher percentage of library sales which incorporated higher priced M2™ tape drives. In addition, we estimate that due to differences in dollar/yen exchange rates, 2000 gross margins were negatively impacted by $761,000 and 2001 gross margins were favorably impacted by approximately $3,334,000. We believe our margins can improve in future periods due to improvements made to the M2™ drives which we believe will reduce costs.

Selling, General and Administrative

Selling, general and administrative expenses include salaries, sales commissions, advertising expenses and marketing programs. These expenses decreased from $54,709,000 and 24.7% of sales in 2000 to $36,759,000 and 23.2% of sales in 2001. Excluding restructuring charges, these expenses for 2001 were $36,580,000 and 23.1% of sales. This decrease is the result of our restructuring in the first quarter of 2001, as well as other general cost control efforts. Additionally, advertising expenses decreased from 2000 to 2001, as the introduction of the M2™ drive and related automation products occurred in the early part of 2000. During 2001, our product introductions were smaller in scale. We expect these expenses to decrease as a result of our recent restructuring.

Research and Development

Research and development expenses include salaries, third party development costs and prototype expenses. These expenses decreased from $36,530,000 and 16.4% of sales in 2000 to $25,184,000 and 15.9% of sales in 2001. Excluding restructuring charges for both periods, these expenses decreased from $35,345,000 and 15.9% of sales in 2000 to $25,087,000 and 15.8% of sales in 2001. This decrease is the result of our restructuring in the third quarter of 2000 and first quarter of 2001, offset by higher costs for ongoing engineering of the M2™ product in 2000 over 2001. We expect these expenses to decrease as a result of our 2001 and 2002 restructurings.

During 2001, we contracted with Hitachi for the development of technology and for manufacturing related to future generations of MammothTape™ drives. During 2000, we incurred expenses related to a previous contract with Hitachi for development and for manufacturing of the M2™ drive. During 2000 and 2001, we incurred $3,512,000 and $2,315,000, respectively, of engineering charges under these contracts.

Other Income (Expense), Net

Other income (expense), net consists primarily of gains from the sale of an investment, interest income and expense, foreign currency remeasurement and translation gains and losses and other miscellaneous items. A $1,719,000 gain on the sale of an investment has favorably impacted these expenses for 2001. Interest income and expense were negatively impacted by liquidity constraints which resulted in decreases to cash balances available for investment, and increases to borrowings under our line of credit. These changes increased interest expense and decreased interest income from 2000 to 2001. Net foreign exchange losses related to remeasurements of foreign subsidiary accounts to U.S. dollars were $860,000 in 2000 and $438,000 in 2001. Net foreign exchange (gains)/losses related to foreign currency transactions were $1,163,000 in 2000 and $(562,000) in 2001.

Taxes

The provision for income taxes for 2000 was 3.7% of loss before income taxes compared to 0.0% for 2001. In the second quarter of 1999, we recorded a deferred tax valuation reserve for 100% of total gross deferred tax assets. Management considered a number of factors, including cumulative operating losses over the prior three years, short-term projected losses due to the impact of delays in the release of the M2™ product as well as certain offsetting positive factors. Management believes a 100% valuation allowance will be required until we return to a consistent and predictable level of profitability.

At December 29, 2001, we had domestic net operating loss carry forwards of $154,550,000, which expire between 2005 and 2021, available to offset future taxable income. Under the Tax Reform Act of 1986, the amount of and the benefit from net operating losses that can be carried forward may be impaired in certain circumstances. Events that may cause changes in our tax carryovers include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. Certain of Exabyte's and all of Ecrix's pre-business combination tax carryovers that can be utilized in any one taxable year for federal tax purposes have been limited by one or more of such ownership changes. We are currently in the process of quantifying the effect of these limitations.

Net Loss Per Share

Basic and diluted net loss per share for 2000 decreased from $1.83 per share in 2000 to $1.47 per share for 2001. Excluding restructuring charges for both years, the basic and diluted loss per share decreased from $1.66 per share to $1.45 per share for these same periods.

Fiscal Year 2000 Compared To 1999

Net Sales

Our net sales decreased by 0.4% from $222,827,000 in 1999 to $221,742,000 in 2000. In comparing net sales from 1999 to 2000, there were several significant differences:

     -     Sales of M2™ tape drives increased by $20,360,000. We sold our first M2™ drives in the fourth quarter of 1999, whereas in 2000, we had a full year of M2™ sales.

     -     Sales of current 8mm library products increased by $41,043,000. During 2000, both unit sales and average unit prices increased as sales shifted to libraries containing M2™ drives from older generation Mammoth and Eliant™820 tape drives. Included in 2000 sales are our first shipments of the 215 and 430 libraries.

     -     Sales of older generation 8mm tape drives (Eliant™820, Mammoth-LT and Mammoth) decreased by $36,962,000, primarily in the OEM channel.

     -     Sales of media decreased by $11,795,000. This decrease is due to larger than normal media shipments in the first quarter of 1999 as we resolved media supply constraints and were able to fill our backlog of outstanding orders, compounded by media supply constraints during the fourth quarter of 2000. The 2000 media supply constraints also negatively impacted our sales of M2™ drive and library products.

     -     We sold our first LTO™ Ultrium™ libraries. LTO™ library sales were $742,000 in 2000 with no comparable amount in 1999.

     -     Sales of DLTtape™ libraries decreased by $3,634,000. We believe this decrease was due in part to the fact that our DLTtape™ libraries utilize older-generation DLT7000 tape drives.

     -     Sales of end-of-life drive and library products decreased by $10,622,000.

Sales to OEM customers decreased from 1999 to 2000 due to reduced sales of older generation tape drive products, without a corresponding increase in sales of new generation products. OEM customers have a long qualification, adoption and integration time before purchasing new products. As a result, volume sales of our M2™ products to OEMs did not begin until late in the third quarter of 2000.

Sales to domestic customers increased from 66.0% of net sales in 1999 to 70.7% of net sales in 2000. Sales to international customers decreased from 34.0% of net sales in 1999 to 29.3% in 2000. Comparing 1999 to 2000, sales to European/Middle East customers decreased by $9,065,000 and sales to Pacific Rim customers decreased by $1,585,000. We believe these decreases resulted from worsening economic conditions in those regions and a resulting weakening of their local currencies.

Cost of Sales/Gross Profit

Our cost of sales includes the actual cost of all materials, labor and overhead incurred in the manufacturing and service processes, as well as certain other related costs. Other related costs include primarily provisions for warranty repairs and inventory obsolescence. Our cost of sales decreased from $182,875,000 in 1999 to $172,085,000 in 2000 and our gross margin percentage increased from 17.9% in 1999 to 22.4% in 2000. Excluding restructuring charges for both periods, our cost of goods sold decreased from $182,211,000 in 1999 to $169,371,000 in 2000 and our gross margin percentage increased from 18.2% to 23.6%. Included in 2000 restructuring charges was a provision for excess and obsolete inventory of $879,000. This amount related to excess M2™ scanner and recording head inventories held by our EMG subsidiary as a result of the decision to outsource this manufacturing to Hitachi. See "Restructurings" discussion later in this section. A primary factor positively impacting gross margins was the margin contribution of certain recently released M2™ drives and libraries which have higher gross margins than the older technology products they replaced. In addition, the increase in sales of library products, which typically carry higher gross margins than drive products, also resulted in higher gross margins. Another factor which increased gross margins was the shift to more reseller and less OEM sales. We estimate that 1999 and 2000 gross margins were negatively impacted by approximately $2,276,000 and $761,000, respectively, due to differences in the dollar/yen exchange rate.

Selling, General and Administrative

Selling, general and administrative expenses decreased from $56,650,000 and 25.4% of sales in 1999 to $54,709,000 and 24.7% of sales in 2000. Without restructuring charges, these expenses for 1999 were $55,196,000 and 24.8% of net sales. The decrease is mainly the result of employment reductions related to the third quarter 1999 restructuring, which impacted salaries and travel related expenses. Also impacting these expenses for the year, was the settlement of patent litigation with Ecrix Corporation. We had claimed that they infringed on a number of our patents, and were involved in litigation throughout the latter part of 1999 and first six months of 2000. The settlement included payment to us of $450,000 for reimbursement of legal expenses that had been incurred mainly in the first and second quarters of 2000.

Research and Development

Research and development expenses increased from $35,725,000 and 16.0% of sales in 1999 to $36,530,000 and 16.4% of sales in 2000. Excluding restructuring charges for both periods, these expenses decreased from $35,397,000 and 15.9% of sales in 1999 to $35,345,000 and 15.9% of sales in 2000. This decrease is the net result of the third quarter 2000 restructuring, which outsourced scanner research and development activities of EMG to Hitachi, and increased spending to support engineering efforts related to MammothTape™ drives and investments in new automation products.

During 1999, we contracted with Hitachi for the development of technology related to future generations of MammothTape™ drives and manufacturing of the M2™ drive. During 1999 and 2000, we incurred $2,243,000 and $3,512,000, respectively, of engineering charges under these contracts. Investments in automation products included the integration of M2™ drives, as well as the development of a new family of mid-sized libraries that incorporates MammothTape™, DLTtape™, LTO™ Ultrium™ and AIT™ technologies. We shipped new MammothTape™ and LTO™ Ultrium™ products from this family during the second half of 2000.

Other Income (Expense), Net

Other income (expense), net consists primarily of interest income and expenses, foreign currency remeasurement and transaction gains and losses and other miscellaneous items. Other income for 1999 was $1,235,000 compared to expense of $842,000 in 2000. The increase in expenses is due primarily to unfavorable changes in remeasurement and transaction gains and losses, and decreased interest income due to lower cash and investment balances. Net foreign exchange losses related to remeasurements of foreign subsidiary accounts to U.S. dollars were $207,000 in 1999 compared to $860,000 in 2000. Net foreign exchange losses related to foreign currency transactions were $686,000 in 1999 compared to $1,163,000 million in 2000.

Taxes

The provision for income taxes was (72.7)% of loss before taxes in 1999 compared to 3.7% of loss before taxes in 2000. As of the second quarter of 1999, we recorded a deferred tax valuation reserve for 100% of total gross deferred tax assets. Management considered a number of factors, including cumulative operating losses over the prior three years, short-term projected losses due to the impact of delays in the release of the M2™ product as well as certain offsetting positive factors. Management believes a 100% valuation allowance will be required until we return to a consistent and predictable level of profitability.

Net Loss Per Share

Basic and diluted net loss per share for 1999 was $3.97 compared to basic and diluted net loss per share of $1.83 for 2000. Excluding restructuring charges for both years, the basic and diluted net loss per share for 1999 was $3.86 compared to $1.66 for 2000. Our decreased net loss from 1999 to 2000 was due to the increase in the deferred tax valuation reserve during 1999.

Liquidity And Capital Resources

During 2001, we expended $11,913,000 of cash for operating activities, obtained $2,766,000 in a business combination, received $12,733,000 from the sale of stock, received $1,719,000 from the sale of an investment, expended $1,751,000 for capital equipment, expended $1,800,000 on long-term obligations, received $94,000 from the sale of property and equipment, paid a net amount of $16,000 against our line of credit and had a decrease in cash overdrafts of $2,343,000. Together, these activities decreased our cash and short-term investments by $511,000 to a year-end balance of $2,648,000. Our working capital decreased to $11,266,000 at December 29, 2001. Inventories decreased $10,838,000 from 2000 to 2001, due to lower required balances to support declines in revenue. We currently expect to purchase approximately $1,000,000 of fixed assets during 2002.

Commercial Obligations

In May 2000, we entered into a bank line of credit agreement with Congress Financial Corporation, a subsidiary of First Union Bank Corporation. This agreement expires in May 2003. Originally, this agreement allowed borrowings up to the lesser of 80% of eligible accounts receivable or $20,000,000. In February 2001, this agreement was amended to increase the borrowing limit to $25,000,000. This amendment also added 25% of eligible finished goods inventory to the borrowing base. Eligible accounts receivable excludes invoices greater than 60 days past due, some foreign receivables and other items identified in the agreement. Eligible finished goods inventory excludes slow moving inventory and other items identified in the agreement. Collateral for this agreement includes accounts receivable, inventory and other assets.

The line of credit prohibits the payment of dividends without prior bank approval and has a minimum net worth covenant and certain other covenants. The agreement contains certain acceleration clauses that may cause any outstanding balance to become immediately due in the event of default. The amount available to borrow under the line of credit varies each day based upon the levels of the underlying accounts receivable and inventories. As of December 29, 2001, the overall amount available to borrow was $13,588,000 and we had $12,291,000 in borrowings outstanding, $426,000 reserved under an outstanding letter of credit and a remaining borrowing capacity of $871,000. Should our revenues continue to decrease, our accounts receivable and overall amount available to borrow may decrease. We are currently in compliance with all covenants; however, if our losses are larger than expected and we are unable to raise additional equity to counteract these losses, we could be in default of the net worth covenant as early as the end of the first quarter of 2002. We are currently negotiating certain amendments to our line of credit.

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

Preferred Stock

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

On April 12, 2001, we issued 1,500,000 shares of Series G preferred stock to a private investor for total proceeds of $3,000,000. (See Note 6 of Notes to Consolidated Financial Statements.)

On November 9, 2001, we issued 9,650,000 shares of Series H preferred stock to certain investors for total proceeds of $9,650,000, approximately $2,044,000 of which consisted of the forgiveness of certain bridge loans advanced prior to the business combination date. This issuance was part of the Agreement and Plan of Merger between Exabyte, Ecrix Corporation and certain investors. (See Note 6 of Notes to Consolidated Financial Statements.)

Long-Term Obligations

We are committed to make certain payments under long-term and other obligations. Additionally, we may find ourselves subject to request for payment of inventories by our vendors if our purchased volumes do not meet or exceed forecasts we have provided to them (see Risk Factor section 4.5 above). Our cash payments due under contractual obligations as of December 29, 2001 are as follows:

(In thousands)	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years	Total
Operating leases	$5,243	$6,962	$1,710	$--	$13,915
Unconditional purchase obligations (1)	5,723	--	--	--	5,723
Long-term debt	553	169	102	--	824
Capital lease obligations	480	201	42	--	723
	$11,999	$7,332	$1,854	$--	$21,185

(1) Included in unconditional purchase obligations is a $4,321,000 liability under an agreement with AIWA to purchase certain inventory and tooling. AIWA manufactured the VXA®-1 drives for Ecrix, and held this equipment and inventory for this purpose. This inventory and tooling may be used by the Company's new VXA®-1 drive manufacturer, Hitachi. If this inventory and tooling is not in acceptable condition, the Company will attempt to renegotiate the agreement with AIWA.

Additionally, we entered into a development agreement with Hitachi Ltd. on March 1, 2001 for the development of certain M3™ components and manufacture of engineering prototypes. Under this agreement, we have a remaining maximum obligation of approximately $4,840,000, which is for development activities, prototype parts and tooling costs. The timing of these payments is not fixed, but depends upon delivery by Hitachi of items specified in the contract. This potential obligation has not been reflected in the accompanying balance sheet.

Financial Condition

We have incurred operating losses and declining revenues over the last five years. Additionally, as of December 29, 2001, we had $2,738,000 in cash, cash equivalents and short-term investments, and $871,000 of remaining borrowing capacity under our line of credit. As a result, we have been and are continuing to investigate various strategic alternatives that could increase our liquidity. These alternatives may include one or more of the following:

     -     sale of all or part of our operating assets;
     -     restructuring of current operations;
     -     additional equity infusions; or
     -     strategic alliance, acquisition or business combination.

We will continue to explore these and other options that would provide additional capital for longer-term objectives and current operating needs. It will be necessary for us to take one or more of these actions in order to have sufficient funds to support our operations. Should we not be successful in achieving one or more of these actions, it is possible that we may not be able to continue as a going concern. As a result of our current liquidity constraints, the report of our independent accountants on our consolidated financial statements contains an explanatory paragraph related to this matter.

Our cash from operations can be affected by the risks involved in our operations as described in Part 4 of "Risk Factors" in Item 1 of this Report. Our cash needs beyond that date depend on a number of factors, including whether we achieve significant sales growth of Ecrix's VXA® drives, revenue growth of our existing products, the successful introduction and sales of our future tape drives, and cost containment. We will continue to seek external financing through debt or equity.

Restructurings

Third quarter 1999

During the third quarter of 1999, management determined that the division of Exabyte into three operating segments was no longer appropriate due to the amount of overhead required to maintain this structure. We incurred $2,446,000 in pretax restructuring charges to combine our three operating segments under common management. These costs included severance, outplacement and benefits for the resulting workforce reduction of approximately 143 employees. All areas of Exabyte were impacted by the workforce reduction. Approximately $664,000 of these costs were included in cost of sales, $1,453,000 were included in selling, general and administrative costs and $328,000 were included in research and development costs.

Severance and related costs of $2,154,000 were paid in cash during 1999. The remaining severance and related cost accruals were paid during the first half of 2000.

The following table summarizes the activity related to the 1999 restructuring:

Severance and Related Costs
(In thousands)
Restructuring charges	$2,446
Cash payments	(2,154)
Balance, January 1, 2000	292
Cash payments	(292)
Balance, December 30, 2000	$ --

Third Quarter 2000

During the third quarter of 2000, we incurred $3,899,000 in charges related to a restructuring, which will result in the closure of our wholly-owned subsidiary, EMG. This restructuring was part of a plan adopted by our Board of Directors on July 24, 2000, which outsourced a number of manufacturing operations to Hitachi. The restructuring decision resulted in: (1) an immediate end to the manufacture of M2™ recording heads by EMG; (2) the termination of M2™ scanner manufacturing by EMG during April 2001; and (3) the planned shut down of the remaining M1 scanner manufacturing by the end of 2002. We have subsequently accelerated this closure date to the third quarter of 2002. No assets were transferred as a result of the decision to outsource M2™ scanner manufacturing to Hitachi and no technology was transferred. In addition, there were no write-offs taken or restructuring charges incurred in connection with the M2™ scanner outsourcing to Hitachi. There has been no change in the method of accounting for transactions between EMG and the Company and all assets not impacted by the restructuring continue to be depreciated in a consistent manner.

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

During 2000, approximately $2,713,000 of these costs were included in cost of sales and $1,186,000 were included in research and development costs. Approximately $1,268,000 of the total restructuring costs, which relate to the write-off of excess inventories and capital equipment, do not involve future cash payments.

Approximately $499,000 and $651,000 of these restructuring costs were paid during 2000 and 2001, respectively. Of EMG's workforce reductions, 40 were completed during 2000 and 24 during 2001, resulting in 29 employees at December 29, 2001. Excess facilities exposure and other related costs were reduced by $235,000 during 2001 with the signing of a new lease. Approximately $1,205,000 of accruals related to this restructuring remain at December 29, 2001 and are expected to be paid during 2002.

The following table summarizes the activity to date related to the restructuring which occurred in the third quarter of 2000:

(In thousands)	Severance and Related	Excess Facilities	Inventory Write- Down	Fixed Asset Write- Down	Other	Total
Restructuring charges	$1,613	$ 718	$879	$ 389	$ 300	$3,899
Asset write-downs	--	--	(879)	--	--	(879)
Loss on sale of assets	--	--	--	(56)	--	(56)
Cash payments	(360)	--	--	--	(139)	(499)
Additional charges/ adjustments	74	41	--	(333)	(55)	(273)
Balance, December 30, 2000	1,327	759	--	--	106	2,192
Cash payments	(561)	(33)	--	--	(57)	(651)
Additional charges/ adjustments	(58)	(229)	--	--	(49)	(336)
Balance, December 29, 2001	$ 708	$ 497	$ --	$ --	$ --	$1,205

First Quarter 2001

In March 2001, we completed a reduction in our workforce in order to reduce expenses, minimize ongoing cash consumption and to simplify management structure. All areas of Exabyte were impacted by the workforce reduction. These reductions reduced the workforce by approximately 235 persons (211 domestically and 24 in Europe) and resulted in a severance charge to operations in the first quarter of 2001 of approximately $498,000. Of these costs, $223,000 were included in cost of sales, $179,000 were included in selling, general and administrative costs and $96,000 were included in research and development costs. All severance was paid during the first quarter of 2001, and no accruals remain.

Market Risk

In the ordinary course of our operations, we are exposed to certain market risks, primarily changes in foreign currency exchange rates and interest rates. Uncertainties that are either nonfinancial or nonquantifiable, such as political, economic, tax, other regulatory or credit risks are not included in the following assessment of our market risks.

Foreign Currency Exchange Rates

We have foreign subsidiaries whose operations expose us to foreign currency exchange rate changes (See Note 1 of Notes to Consolidated Financial Statements). Changes in foreign currency exchange rates could impact remeasurement of our foreign denominated assets and liabilities into U.S. dollars and our future earnings and cash flows from transactions denominated in different currencies. At December 29, 2001, 3.9% of our total assets were denominated in foreign currencies. During 2001, 0.8% of revenue and 9.0% of operating expenses were denominated in foreign currencies. Our exposure to currency exchange rate changes is diversified due to the number of different countries in which we conduct business. We have subsidiaries in Germany, The Netherlands, Japan, Singapore and Canada whose books of record are maintained in their local currency. Foreign currency gains and losses will continue to result from fluctuations in the exchange rates of these subsidiaries' operations compared to the U.S. dollar thereby impacting future operating results.

We purchase certain inventory components and services, denominated in yen, from Japanese manufacturers. We settle such payments at the prevailing spot rate. We prepared sensitivity analyses of our exposures from foreign assets as of December 29, 2001, and of exposure from anticipated foreign revenue, and operating expenses in 2002 using historical data and anticipated future activity to assess the impact of hypothetical changes in foreign currency exchange rates. Based upon the results of these analyses, we estimate that a hypothetical 10% unfavorable change in foreign currency exchange rates from the 2001 year end rates could have a $328,000 impact on net assets, a $124,000 impact on net sales and a $560,000 impact on operating expenses. These risks are materially similar to the risks presented in the prior year, and could have a material effect on our results of operations, cash flows or financial condition for the next year.

We have also prepared sensitivity analyses of our exposure related to yen denominated purchases. Using a hypothetical 10% unfavorable change in the dollar/yen exchange rate from the year end rate, and projected 2002 purchases denominated in yen, we estimate a potential $2,247,000 impact on 2002 purchases. The impact could affect a combination of net income and inventory, and could have a material effect on our results of operations, cash flows or financial condition for the next year.

Interest Rates

At December 29, 2001, we had $12,291,000 outstanding against our line of credit. We pay interest on this line of credit at the lower of the bank's prime rate +1% or "LIBOR" + 3%. As a result, fluctuations in interest rates could impact our interest expense related to this line of credit.

We prepared sensitivity analyses of our exposure to interest rate fluctuations to assess the impact of a hypothetical change in interest rates. Based on the results of these analyses, we estimate that a hypothetical 10% unfavorable change in interest rates from the 2001 year end rates could have a $150,000 impact on results of operations. This risk is materially similar to the interest risk presented in the prior year, and could have a material effect on our results of operations, cash flows or financial condition for the next year.

Item 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information concerning the Company's market risk is incorporated by reference from Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation," under the caption, "Market Risk."

Item 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Page
Report of Independent Accountants	61
Consolidated Balance Sheets - December 30, 2000 and December 29, 2001	62
Consolidated Statements of Operations - for the fiscal years ended January 1, 2000, December 30, 2000 and December 29, 2001	63
Consolidated Statements of Changes in Stockholders' Equity - for the fiscal years ended January 1, 2000, December 30, 2000 and December 29, 2001	64
Consolidated Statements of Cash Flows - for the fiscal years ended January 1, 2000, December 30, 2000 and December 29, 2001	65-66
Notes to Consolidated Financial Statements	67-85

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Exabyte Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)1 on page 87, present fairly in all material respects, the financial position of Exabyte Corporation and its subsidiaries at December 30, 2000 and December 29, 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the consolidated financial statement schedule listed in the index appearing under Item 14(a)2 on page 87 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses and negative cash flows from operations and has an accumulated deficit of $62,810,000 at December 29, 2001. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Denver, Colorado
January 29, 2002

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 30, 2000	December 29, 2001
ASSETS
Current assets:
Cash and cash equivalents	$ 3,159	$ 2,197
Restricted cash equivalents	--	451
Short-term investments	90	90
Accounts receivable, net	37,412	26,428
Inventories, net	40,143	29,305
Other current assets	2,807	1,677

Total current assets	83,611	60,148

Property and equipment, net	18,754	12,125
Goodwill	--	10,149
Other long-term assets	1,427	808

Total long-term assets	20,181	23,082
	$ 103,792	$ 83,230
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, including book overdrafts of $2,343 and $0, respectively	$ 26,944	$ 16,781
Accrued liabilities	15,190	17,145
Line of credit	12,307	12,291
Current portion of long-term obligations	2,147	2,665

Total current liabilities	56,588	48,882
Long-term liabilities:
Warranties	6,679	8,760
Other long-term obligations	1,467	834
Commitments and contingencies (Notes 8, 13 and 14)
Stockholders' equity:
Preferred stock; no series; $.001 par value; 18,350 shares authorized; no shares issued and outstanding	--	--
Preferred stock; series A; $.001 par value; 500 shares authorized; no shares issued and outstanding	--	--
Convertible preferred stock; series G; $.001 par value; 1,500 shares authorized; no shares and 1,500 shares issued, respectively; $3,195 aggregate liquidation preference	--	1
Convertible preferred stock; series H; $.001 par value; 9,650 shares authorized; no shares and 9,650 shares issued, respectively; $9,650 aggregate liquidation preference	--	10
Common stock, $.001 par value; 100,000 shares authorized; 23,234 and 33,350 shares issued, respectively	23	33
Capital in excess of par value	69,154	90,262
Treasury stock, at cost, 455 shares	(2,742)	(2,742)
Accumulated deficit	(27,377)	(62,810)
Total stockholders' equity	39,058	24,754
	$103,792	$ 83,230

The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Fiscal Years Ended
	January 1, 2000	December 30, 2000	December 29, 2001
Net sales	$222,827	$221,742	$158,438
Cost of goods sold	182,875	172,085	132,143

Gross profit	39,952	49,657	26,295

Operating expenses:
Selling, general and administrative	56,650	54,709	36,759
Research and development	35,725	36,530	25,184

Loss from operations	(52,423)	(41,582)	(35,648)

Other income (expense):
Gain on sale of investment	--	--	1,719
Interest income	2,646	1,056	86
Interest expense	(477)	(686)	(1,715)
Other	(934)	(1,212)	462

Loss before income taxes	(51,188)	(42,424)	(35,096)

(Provision for) benefit from income taxes	(37,219)	1,570	6
Equity interest in net loss of investee	--	(414)	(343)

Net loss	$ (88,407)	$ (41,268)	$ (35,433)

Basic and diluted net loss per share	$ (3.97)	$ (1.83)	$ (1.47)

Common shares used in the calculation of basic and diluted net loss per share	22,256	22,560	24,052

The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

(In thousands, except per share data)
	Series G Preferred Stock		Series H Preferred Stock		Common Stock			Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Capital in Excess of Par Value	Shares	Amount	Retained Earnings (Accumulated Deficit)
Balance, January 2, 1999	--	$--	--	$--	22,647	$23	$66,693	(455)	$(2,742)	$102,298
Common stock options exercised ($1.00 to $6.81) per share)	--	--		--	33	--	202	--	--	--
Common stock issued pursuant to the Employee Stock Purchase Plan ($3.30 and $3.40 per share)	--	--	--	--	206	--	689	--	--	--
Net loss for the year	--	--	--	--	--	--	--	--	--	(88,407)
Balance, January 1, 2000	--	--	--	--	22,886	23	67,584	(455)	(2,742)	13,891
Common stock options exercised ($3.97 to $9.00 per share)	--	--	--	--	143	--	880	--	--	--
Common stock issued pursuant to the Employee Stock Purchase Plan ($2.92 to $3.83 per share)	--	--	--	--	205	--	690	--	--	--
Net loss for the year	--	--	--	--	--	--	--	--	--	(41,268)
Balance, December 30, 2000.	--	--	--	--	23,234	23	69,154	(455)	(2,742)	(27,377)
Common stock options exercised ($0.65 per share)	--	--	--	--	14	--	--	--	--	--
Common stock issued pursuant to the Employee Stock Purchase Plan ($0.79 to $0.82 per share)	--	--	--	--	102	--	82	--	--	--
Preferred stock issued ($2.00 per share)	1,500	1	--	--	--	--	2,999	--	--	--
Preferred stock issued ($1.00 per share)	--	--	9,650	10	--	--	9,640	--	--	--
Common stock issued pursuant to acquisition agreement ($0.72 per share)	--	--	--	--	10,000	10	7,190	--	--	--
Options granted to employees of acquired company	--	--	--	--	--	--	1,006	--	--	--
Warrants issued	--	--	--	--	--	--	191	--	--	--
Net loss for the year	--	--	--	--	--	--	--	--	--	(35,433)
Balance, December 29, 2001	1,500	$1	9,650	$10	33,350	$33	$90,262	(455)	$(2,742)	$(62,810)

The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Years
	January 1, 2000	December 30, 2000	December 29, 2001
Cash flows from operating activities:
Cash received from customers	$223,624	$221,550	$169,300
Cash paid to suppliers and employees	(249,910)	(258,653)	(179,412)
Interest received	2,628	1,223	89
Interest paid	(477)	(686)	(1,715)
Income taxes paid	(297)	(111)	(175)
Income tax refund received	663	1,865	--
Net cash used by operating activities	(23,769)	(34,812)	(11,913)
Cash flows from investing activities:
Purchase of short-term investments	(41,000)	(2,051)	--
Proceeds from the sale of short-term investments	48,106	9,000	--
Proceeds from the sale of an investment	--	--	1,719
Capital expenditures	(11,002)	(9,456)	(1,751)
Acquisitions, net of cash acquired	--	--	2,315
Proceeds from the sale of fixed assets	--	734	94
Net cash (used) provided by investing activities	(3,896)	(1,773)	2,377
Cash flows from financing activities:
Proceeds from issuance of stock	891	1,570	12,733
Cash overdraft	--	2,343	(2,343)
Borrowings under line of credit	--	87,345	181,454
Payments under line of credit	--	(75,038)	(181,470)
Principal payments on long-term obligations	(4,187)	(2,086)	(1,800)
Net cash (used) provided by financing activities	(3,296)	14,134	8,574
Net decrease in cash and cash equivalents	(30,961)	(22,451)	(962)
Cash and cash equivalents at beginning of year	56,571	25,610	3,159
Cash and cash equivalents at end of year	$ 25,610	$ 3,159	$ 2,197

The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Years
	January 1, 2000	December 30, 2000	December 29, 2001
Reconciliation of net loss to net cash used by operating activities:
Net loss	$(88,407)	$(41,268)	$(35,433)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation, amortization and other	15,648	14,281	8,874
Net liabilities assumed by equity investee	--	1,715	--
Write-down of assets	--	1,459	--
Deferred income tax provision	36,945	--	--
Provision for losses and reserves on accounts receivable	6,666	6,429	2,904
Equity in loss of investee	--	414	343
Gain on sale of investment	--	--	(1,719)
Change in assets and liabilities, net of effects from purchase of Ecrix:
Accounts receivable	(5,815)	(6,679)	9,821
Inventories, net	192	(14,592)	15,129
Other current assets	1,936	2,119	1,315
Other assets	15	(60)	5
Accounts payable	7,295	1,274	(8,653)
Accrued liabilities	(680)	(1,919)	(5,661)
Other long-term obligations	2,436	2,015	1,162
Net cash used by operating activities	$(23,769)	$(34,812)	$(11,913)

Significant acquisition:
Fair value of assets acquired	--	--	21,495
Cash purchase price	--	--	(1,809)
Fair value of common stock issued and options issued	--	--	(8,206)
Liabilities assumed	$ --	$ --	$ 11,480

Supplemental schedule of non-cash investing and financing activities:
Notes payable issued to purchase property and equipment and services	$ 2,092	$ --	$ --
Capital lease obligations	--	929	--

The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Operations and Summary of Significant Accounting Policies

Exabyte Corporation ("Exabyte" or the "Company") was incorporated on June 5, 1985 under the laws of the state of Delaware. Exabyte markets, designs and manufactures storage products including VXA®, 8mm and MammothTape™ drives, as well as automation for VXA®, 8mm, MammothTape™, DLTtape™, LTO™ (Ultrium™) and Advanced Intelligent Tape™ (AIT™). Exabyte also provides its own brand of recording media and provides worldwide service and customer support to its customers and end users. The Company reports its results of operations on the basis of a fiscal year of 52 or 53 weeks ending on the Saturday closest to December 31. There were 52 weeks in all years presented.

Financial Condition

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses of $88,407,000, $41,268,000 and $35,433,000 in fiscal 1999, 2000 and 2001, respectively; negative cash flows from operations of $23,769,000, $34,812,000 and $11,913,000 in fiscal 1999, 2000 and 2001, respectively; and has an accumulated deficit of $62,810,000 as of December 29, 2001. The losses incurred in 2001 are attributed to continued revenue shortfalls from the Company's business operating plan due to the slowdown in the economy which resulted in liquidity constraints. Additionally, as of December 29, 2001, the Company had only $871,000 of remaining borrowing capacity under its line of credit.

The above factors raise substantial doubt about whether the Company can continue as a going concern. Therefore, the Company is currently reassessing its business and investigating various strategic alternatives that would result in increased liquidity. These alternatives may include one or more of the following:

     -     sale of all or part of our operating assets;
     -     restructuring of current operations;
     -     additional equity infusions; or
     -     strategic alliance, acquisition or business combination.

The Company will continue to explore these and other options that would provide additional capital for longer-term objectives and current operating needs. It will be necessary for the Company to take one or more of these actions in order to have sufficient funds to support its operations. Subsequent to December 29, 2001, the Company announced an additional restructuring. See Note 17. Should the Company not be successful in achieving one or more of these actions, it is possible that the Company may not be able to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured. Generally, these criteria are met upon shipment of products and transfer of title to customers. Revenue from sales to certain resellers is subject to agreements allowing certain limited rights of return, marketing related rebates and price protection on unsold merchandise held by those resellers. Accordingly, reserves for estimated future returns, marketing rebates and for price protection are provided in the period of the sale based on contractual terms and historical data. Certain original equipment manufacturers ("OEM's") require that the Company maintains inventory at third party warehouses. Revenue from these sales is recorded when title passes, upon the OEM taking possession of the inventory from the warehouse. Revenue for out-of-warranty service repairs is recorded when the service has been performed and the product has been shipped back to the customer. Revenue for on-site warranty contracts is deferred and amortized on a straight-line basis over the contract period.

Foreign Currency Transactions and Remeasurement

The U.S. dollar is the functional currency of the consolidated corporation including its subsidiaries. For the Company's foreign subsidiaries, monetary assets and liabilities are remeasured into U.S. dollars using the exchange rates in effect at the balance sheet date and non-monetary assets are remeasured at historical rates. Results of operations are remeasured using the average exchange rates during the period. The Company recorded net foreign exchange losses related to these remeasurements of $207,000, $860,000 and $438,000 in 1999, 2000 and 2001, respectively. From time to time, the Company enters into transactions that are denominated in foreign currencies. These transactions are translated at the prevailing spot rate upon payment and recorded in the operating account to which the payment relates. Accounts receivable and payable from subsidiaries denominated in foreign currencies are translated at each period end using period end rates and transaction gains and losses are recorded. The Company recorded net foreign exchange (gains) losses related to these transactions of $686,000, $1,164,000 and $(562,000) in 1999, 2000 and 2001, respectively.

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

Concentration of Credit Risk

The Company's customers include OEMs, resellers and end users. Financial instruments which potentially subject the Company to concentrations of credit risk are primarily accounts receivable, cash equivalents and short-term investments. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. At December 30, 2000 and December 29, 2001, one customer accounted for approximately 27% and 25%, respectively, of net accounts receivable. Another customer accounted for 18% and 19%, respectively, of net accounts receivable for these same periods. A third customer accounted for 11% of net accounts receivable at December 30, 2000. At December 29, 2001, a fourth customer accounted for 14% of net accounts receivable. No other customers accounted for 10% or more of net accounts receivable at year-end for the two years presented. Accounts receivable are summarized as follows:

	December 30, 2000	December 29, 2001
(In thousands)
Accounts receivable	$44,825	$31,259
Less: reserves and allowance for non-collection	(7,413)	(4,831)
	$37,412	$26,428

Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Such cash equivalents aggregated $451,000 at December 29, 2001. There were no such cash equivalents at December 30, 2000.

The Company periodically invests in held-to-maturity debt securities, which are recorded at amortized cost. These include corporate bonds, government bonds and certificates of deposit. At December 29, 2001 and December 30, 2000 these investments had maturity dates of ten months or less. There were no unrealized gains or losses on such investments for the three years ended December 29, 2001.

Inventories

Inventories are stated at the lower of cost or market, cost being determined by the first-in, first-out method, and include material, labor and manufacturing overhead. Inventories are presented net of reserves for excess quantities and obsolescence of $7,301,000 and $11,044,000 at December 30, 2000 and December 29, 2001, respectively, and consist of the following:

	December 30, 2000	December 29, 2001
(In thousands)
Raw materials and component parts	$23,361	$19,184
Work-in-process	1,817	1,293
Finished goods	14,965	8,828
	$40,143	$29,305

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

The Company continually evaluates long-lived assets, based on the net future cash flow expected to be generated from the asset on an undiscounted cash flow basis, whenever significant events or changes in circumstances occur which indicate the carrying amount may not be recoverable. If that analysis indicates that an impairment has occurred, the Company measures the impairment based on a comparison of discounted cash flows or fair values, whichever is more readily determinable, to the carrying value of the related asset.

Warranty Costs

A provision for estimated future costs which may be incurred under the Company's various product warranties is recorded when products are shipped.

Shipping and Handling Costs

Shipping and handling costs are included in cost of sales.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was $4,243,000, $4,830,000 and $1,795,000 in 1999, 2000 and 2001, respectively.

Research and Development Costs

All research and development costs are expensed as incurred.

Basic and Diluted Earnings Per Share

Basic net income (loss) per common share is based on the weighted-average number of shares of common stock outstanding during each respective period. Diluted net income (loss) per common share adds to basic weighted shares the weighted-average number of shares of potential common shares (dilutive stock options) outstanding during each respective period. Proceeds from the exercise of the potential common shares are assumed to be used to repurchase outstanding shares of the Company's common stock at the average fair market value during the period. In a period in which a loss is incurred, only the weighted-average number of common shares is used to compute the diluted loss per share, as the inclusion of potential common shares would be anti-dilutive. In all years presented, basic shares equal diluted shares because of the anti-dilutive effective of the potential common shares.

Options to purchase 2,941,000, 3,371,000 and 6,667,000 shares of common stock were excluded from dilutive stock option calculations for 1999, 2000 and 2001, respectively, because their exercise prices were greater than the average fair market value of the Company's stock for the period, and as such they would be anti-dilutive.

Additionally, options to purchase 1,099,000, 1,249,000 and 5,161,000 shares of common stock, respectively, were excluded from the computation of diluted earnings per share for 1999, 2000 and 2001, respectively, as these options are anti-dilutive as a result of the net loss incurred.

The assumed conversion of preferred stock, which is both convertible and participating, into 10,900,000 shares of common stock has been excluded from the calculation of basic earnings per share for 2001, as these shares are anti-dilutive as a result of the net loss incurred. In addition, accumulated preferred dividends of 97,500 shares of common stock have been excluded from the calculation of diluted earnings per share for 2001, as a result of their anti-dilutive effect.

Since December 29, 2001, the Company has not issued any stock options.

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

FAS 141 requires that all purchase business combinations must be accounted for using the purchase method. Under this method, the purchase price of an acquired business is allocated to the individual tangible and intangible assets acquired and liabilities assumed based upon the estimated fair values at the date of acquisition. If the purchase price exceeds the amounts assigned to assets acquired and liabilities assumed, the excess is recognized as goodwill. After initial recognition, goodwill and intangible assets acquired in the business combination must be accounted for under FAS 142. FAS 141 is effective for the Company for all business combinations initiated after June 30, 2001. FAS 141 was used to account for the business combination with Ecrix Corporation which was completed on November 9, 2001. See Note 12.

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

In October of 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"), which supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". FAS 144 retains the fundamental provisions of Statement 121 on recognizing impairment losses. The statement establishes that long-lived assets to be disposed of other than by sale are to be considered held and used until the asset is disposed of. In addition, the statement requires that long-lived assets to be disposed of by sale should be classified as held for sale, regardless if the assets were previously held and used or newly acquired. Discontinued operations will no longer be measured on a net realizable value basis, and future operating losses are no longer recognized before they occur. FAS 144 is effective for the Company for fiscal year 2002, with early adoption encouraged. The Company believes that, once effective, this statement will not have a material impact on the Company's consolidated results of operations.

Note 2 - Property And Equipment

Property and equipment consist of the following:

	December 30, 2000	December 29, 2001
(In thousands)
Equipment and furniture	$ 69,880	$ 66,295
Equipment under capital leases	2,599	2,880
Leasehold improvements	20,869	20,908
Less: accumulated depreciation and amortization	(74,594)	(77,958)
	$ 18,754	$ 12,125

Depreciation expense was $15,583,000, $12,834,000 and $8,927,000 in 1999, 2000 and 2001, respectively. Accumulated amortization of equipment under capital leases was $1,799,000 and $2,340,000 at December 30, 2000 and December 29, 2001, respectively. Amortization of equipment under capital leases is included in depreciation expense. In 2000, the Company incurred restructuring charges, which included fixed asset write-downs. See Note 13.

Note 3 - Accrued Liabilities

Accrued liabilities consist of the following:

	December 30, 2000	December 29, 2001
(In thousands)
Wages and employee benefits	$ 7,610	$ 5,161
Purchase commitments (Note 12)	--	4,321
Warranty costs, current portion	2,676	2,183
Other	4,271	5,480
	$14,557	$17,145

Note 4 - Debt

Line of Credit

In May 2000, the Company entered into a bank line of credit agreement with Congress Financial Corporation, a subsidiary of First Union Bank Corporation. This agreement expires in May 2003. Originally, this agreement allowed borrowings up to the lesser of 80% of eligible accounts receivable or $20.0 million. In February 2001, this agreement was amended to increase the borrowing limit to $25.0 million. This amendment also added 25% of eligible finished goods inventory to the borrowing base. Eligible accounts receivable excludes invoices greater than 60 days past due, some foreign receivables and other items identified in the agreement. Eligible finished goods inventory excludes slow moving inventory and other items identified in the agreement. Collateral for this agreement includes accounts receivable and inventory, as well as certain investments.

The line of credit prohibits the payment of dividends without prior bank approval and has a minimum tangible net worth covenant, and certain other covenants. The agreement contains certain acceleration clauses that may cause any outstanding balance to become immediately due in the event of default. The amount available to borrow under the line of credit varies each day based upon the levels of the underlying accounts receivable and inventory. As of December 29, 2001, the overall amount available to borrow was $13,588,000; the Company had $12,291,000 in borrowings outstanding, $426,000 reserved under an outstanding letter of credit and a remaining borrowing capacity of $871,000. At December 29, 2001, the Company was in compliance with all covenants. The Company is currently negotiating certain amendments to our line of credit.

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

Long-Term Obligations

In November 2001, the Company assumed notes payable to finance certain equipment in its business combination with Ecrix. One note, for $220,000, requires quarterly installments of interest (8.5%) and principal through December 2006. The other notes, which are collateralized by a certificate of deposit with the lender, require monthly installments of interest (prime + 1.5%) and principal through March 2003.

Long-term obligations also include the long-term portion of estimated warranty obligations, capital lease obligations and deferred revenue on on-site warranty contracts.

Long-term obligations consist of the following:

	December 30, 2000	December 29, 2001
(In thousands)
Warranty	$ 6,679	$ 8,760
Deferred revenue	2,452	2,045
Notes payable	292	768
Capital lease obligations	830	659
Other	40	27
	10,293	12,259
Less current portion	(2,147)	(2,665)
	$ 8,146	$ 9,594

The following represents future obligations as of December 29, 2001:

	Long-term Warranty	Deferred Revenue	Notes Payable	Capital Lease Obligations	Other	Total
(In thousands)
2002	$ --	$1,697	$ 553	$ 480	$ --	$2,730
2003	4,347	333	113	118	27	4,938
2004	4,413	15	56	83	--	4,567
2005	--	--	55	42	--	97
2006	--	--	47	--	--	47
Thereafter	--	--	--	--	--	--
	8,760	2,045	824	723	27	12,379
Less: amount representing interest	--	--	(56)	(64)	--	(120)
Present value of payments	8,760	2,045	768	659	27	12,259
Less: current portion	--	(1,697)	(529)	(439)	--	(2,665)
	$8,760	$ 348	$ 239	$ 220	$ 27	$9,594

Interest expense aggregated $477,000, $686,000 and $1,715,000 in 1999, 2000 and 2001, respectively.

Note 5 - Capital Stock and Stock Compensation Plans

The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for options granted to employees at fair market value under its fixed stock option plans and its stock purchase plan. Any grants to non-employees under these plans are accounted for in accordance with EITF Issue No. 96-18.

On November 9, 2001, in connection with the Company's business combination with Ecrix, certain options were granted to former Ecrix employees who became employees of the Company. Some of these options were granted at prices other than fair market value and included vesting credit for their period of service at Ecrix. These options otherwise followed the normal provisions of the Company's fixed stock option plans. These options were valued under FASB Interpretation No. 44, an interpretation of APB Opinion 25. The calculated value of $1,006,000 was recorded as part of the purchase price of the business combination (See Note 12).

Had compensation cost for all other grants under the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123 (FAS 123), the Company's pro forma results of operations and pro forma net loss per share would have been as follows:

(Unaudited) (In thousands, except per share data)	1999	2000	2001
Net loss:
As reported	$(88,407)	$(41,268)	$(35,433)
Pro forma	$(90,558)	$(44,634)	$(39,411)
Basic and diluted net loss per share:
As reported	$ (3.97)	$ (1.83)	$ (1.47)
Pro forma	$ (4.07)	$ (1.98)	$ (1.64)

In all years presented, basic loss per share equals diluted loss per share because inclusion of potential common shares would be anti-dilutive due to the Company's net losses.

Fixed Stock Option Plans

Under the Incentive Stock Plan, the Company may grant options to its employees and directors for up to 9,500,000 shares of common stock. Under the 1997 Non-Officer Stock Option Plan, the Company may grant options to its employees (who are not officers or directors) for up to 9,000,000 shares of common stock. Under both plans, options are granted at an exercise price not less than the fair market value of the stock on the date of grant. The options vest over periods up to 50 months and expire 10 years after the date of grant, except in the event of the termination or death of the employee, whereupon vested shares must be exercised within 90 days or six months, respectively, or they are canceled.

For FAS 123 disclosure purposes, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	1999	2000	2001
Estimated dividends	none	none	none
Expected volatility	57%	76%	133%
Risk-free interest rate	4.7%-6.6%	5.6%-6.8%	2.8%-4.8%
Expected term (years)	2.85	2.88	1.95

A summary of the status of the Company's fixed stock option plans as of January 1, 2000, December 30, 2000 and December 29, 2001, and changes during the years then ended is presented as follows:

	1999		2000		2001
	Shares (000s)	Weighted-Ave. Exercise Price	Shares (000s)	Weighted-Ave. Exercise Price	Shares (000s)	Weighted-Ave. Exercise Price
Outstanding at beginning of year	3,844	$13.32	4,040	$11.26	4,620	$10.08
Granted:
Price equals fair market value	1,462	5.30	1,940	7.32	10,403	1.37
Price greater than fair market value	--	--	--	--	190	3.20
Exercised	(33)	6.16	(143)	6.15	(1)	0.65
Forfeited	(1,233)	10.76	(1,217)	10.06	(3,384)	6.20

Outstanding at end of year.	4,040	$11.26	4,620	$10.08	11,828	$3.42

Options exercisable at year end	2,394	$14.29	2,643	$12.51	4,052	$6.67
Weighted-average fair value of options granted during the year:
Price equals fair market value		$2.12		$3.73		$0.83
Price greater than fair market value		--		--		$0.03

The following table summarizes information about fixed stock options outstanding at December 29, 2001:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (000's)	Weighted-Avg. Remaining Contractual Life	Weighted-Avg. Exercise Price	Number Exercisable (000's)	Weighted-Avg. Exercise Price
$ 0.65-0.65	5,056	9.9 years	$ 0.65	1,061	$ 0.65
0.74-2.09	1,491	9.4 years	1.15	174	1.14
2.44-2.44	2,309	9.1 years	2.44	606	2.44
2.59-7.81	1,862	7.6 years	6.54	1,128	6.49
8.00-35.63	1,110	3.8 years	15.85	1,082	16.04
	11,828	8.7 years	$ 3.42	4,051	$ 6.67

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan, the Company is authorized to issue up to 1,500,000 shares of common stock to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the plan, employees may elect to have up to 15% of their gross salaries withheld by payroll deduction to purchase the Company's common stock. The purchase price of the stock is 85% of the lower of market price at the beginning or end of each six-month participation period. Purchases are limited to 1,000 shares per employee per offering period. Under the plan, employees purchased 206,000, 205,000 and 102,000 shares in 1999, 2000 and 2001, respectively.

The fair value of each stock purchase plan grant is estimated on the date of grant using the Black-Scholes model with the following assumptions:

	1999	2000	2001
Estimated dividends	none	none	none
Expected volatility	57%	76%	133%
Risk-free interest rate	4.7%-4.9%	5.4%-6.2%	4.4%-4.8%
Expected term (years)	0.5	0.5	0.5
Weighted-average fair value of purchase rights granted	$1.49	$2.18	$1.26

Stockholder Rights Plan

The Board of Directors adopted on January 24, 1991 and amended on August 23, 1995, February 1, 2001 and August 21, 2001 a Stockholder Rights Plan ("Rights Plan") in which preferred stock purchase rights were distributed as a dividend at the rate of one right for each share of Exabyte common stock held as of February 15, 1991. The Rights Plan was designed to deter coercive or unfair takeover tactics and to prevent an acquiring entity from gaining control of the Company without offering a fair price to all of the Company's stockholders. The Rights Plan expired on February 15, 2002. Currently, the Company does not anticipate adopting a new stockholder rights plan to replace the expired Rights Plan.

Note 6 - Preferred Stock

On April 12, 2001, the Company entered into an agreement to issue 1,500,000 shares of Series G preferred stock to a private investor for total proceeds of $3,000,000. The original Series G issue price of the Series G preferred stock is $2.00 per share. Dividends accrue at a rate of 9% per annum on the original Series G issue price and are compounded if not paid. Dividends must be paid in cash, when, as, and if declared by the Board, except that they may be paid in shares of common stock, at a price of $2.00 per share, if the Company is prohibited from paying cash dividends under any agreement in place as of April 12, 2001. The Company's bank line of credit agreement with Congress Financial Corporation currently prohibits the payment of cash dividends. Series G preferred stock has a liquidation preference ($3,195,000 as of December 29, 2001) over common stock and conversion rights, at the option of the holder, into shares of common stock at a conversion price of $2.40 per share, subject to adjustment. The holder of the Series G preferred stock is entitled to vote with shares of common stock (and not as a separate class) on an as-converted basis at any annual or special meeting of the Company's stockholders; provided, however, that without the prior written unanimous consent of the Series G preferred stock, the Company may not take certain actions, including asset transfer or acquisition (which terms are defined in the Certificate of Designation). The Company was required to pay cash to the investor if it sold any shares of common stock, warrants or any other instruments convertible into common stock at a price less than $2.40 per share, for 90 days subsequent to April 12, 2001. As of December 29, 2001, this provision has expired and no such sales occurred.

The Company has registered the shares of Series G preferred stock as well as the underlying shares of common stock issuable upon conversion, or payment of dividends when, as and if, declared by the board of directors on the Series G preferred stock. At December 29, 2001, $195,000 of preferred stock dividends related to this issuance had accumulated but had not been declared or paid. This preferred stock is redeemable at Exabyte's option commencing April 16, 2003.

On November 9, 2001, the Company issued 9,650,000 shares of Series H preferred stock to certain former investors in Ecrix as part of the Agreement and Plan of Merger between the Company, Ecrix Corporation and certain investors. See Note 12. The issuance of the Series H preferred stock resulted in cash proceeds of $7,606,000 and the conversion of $2,044,000 in bridge loans and accrued interest made under the Agreement and Plan of Merger. The original Series H issue price of the Series H preferred stock is $1.00 per share. No dividends accrue with respect to the Series H preferred stock, although an adjustment to the conversion price is required to be made in the event a dividend or distribution payable in common stock is declared with respect to the common stock. Series H preferred stock has liquidation preference ($9,650,000 as of December 29, 2001) over common stock and conversion rights, at the option of the holder, into shares of common stock, at a price of $1.00 per share. The holders of the Series H preferred stock are entitled to vote with shares of common stock (and not as a separate class) on an as-converted basis at any annual or special meeting of the Company's stockholders; provided, however, that without prior written consent of a majority of the outstanding Series H preferred stock, the Company may not take certain actions, including asset transfer or acquisition (which terms are defined in the Certificate of Designation). The Company has entered into a registration rights agreement with the holders of the Series H preferred stock pursuant to which it has agreed to register, at its cost for up to two "long-form" and an unlimited number of short-form registrations, and otherwise at the investors' costs, all shares of the Company's common stock held by such investors, including the shares of Series H preferred stock as well as the underlying shares of common stock issuable upon conversion of the Series H preferred stock. The Company also has the right, but not the obligation to redeem some or all of the outstanding shares of Series H Preferred Stock at any time after November 9, 2003 at a price per share equal to $3.00; provided, that the closing bid price of the common stock for each of the 30 consecutive trading days prior to the date that the Company delivers notice of its intent to redeem is greater than such redemption price.

Note 7 - Income Taxes

Pretax income (loss) is subject to tax in the following jurisdictions:

	1999	2000	2001
(In thousands)
Domestic	$ (48,681)	$(40,251)	$(35,230)
Foreign	(2,507)	(2,173)	134
	$ (51,188)	$(42,424)	$(35,096)

The provision for (benefit from) income taxes consists of the following:

	1999	2000	2001
(In thousands)
Current:
Federal	$ --	$(1,417)	$ --
State	--	--	18
Foreign	274	(153)	(24)
Deferred:
Federal	31,588	--	--
State	3,182	--	--
Foreign	2,175	--	--
	$37,219	$(1,570)	$(6)

Total income tax provision (benefit) differs from the amount computed by applying the U.S. federal income tax rate of 35% to loss before income taxes for the following reasons:

	1999	2000	2001
(In thousands)
U.S. federal income tax at statutory rate	$(17,916)	$ (14,848)	$(12,404)
State income taxes, net of federal benefit	(1,084)	(807)	(946)
Valuation allowance	56,149	14,599	13,270
Research and development credits	(1,000)	(1,000)	--
Tax reserves	--	(1,417)	--
Foreign taxes in excess of 35%	1,396	608	(71)
Other	(326)	1,295	145
	$37,219	$ (1,570)	$ (6)

Deferred tax assets are attributable to the following:

	December 30, 2000	December 29, 2001
(In thousands)
Current assets:
Warranty reserve	$ 2,857	$ 4,235
Accounts receivable reserves	2,632	1,744
Inventory reserves	3,740	4,552
Other	2,552	4,840
	11,781	15,371
Less: valuation allowance	(11,781)	(15,371)
	$ --	$ --
Noncurrent assets:
Net operating loss carryforwards	$ 45,332	$ 62,310
Property and equipment	4,936	4,508
Credit carryforwards	5,464	4,774
Goodwill	814	700
Capitalized tax research and development	--	13,669
Other	2,421	648
	58,967	86,609
Less: valuation allowance	(58,967)	(86,609)
	$ --	$ --

During 2000, the Internal Revenue Service concluded the examination of federal income tax returns for the years 1994 through 1997, which resulted in refunds to the Company of $1,716,000. Of this amount, $1,417,000 pertained to issues for which tax reserves had been recorded in prior years and was recorded as a reduction of the provision for income taxes in the consolidated results of operations for the year ended December 30, 2000.

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

As discussed in Note 12, on November 9, 2001 the Company completed a business combination with Ecrix Corporation. The deferred tax assets and liabilities as limited after the combination of Ecrix are included in the amounts shown above.

At December 29, 2001, domestic net operating loss carryforwards of $154,550,000, which expire between 2005 and 2021, are available to offset future taxable income. Under the Tax Reform Act of 1986, the amount of and the benefit from net operating losses that can be carried forward may be impaired in certain circumstances. Events that may cause changes in the Company's tax carryovers include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. Certain of Exabyte's and all of Ecrix's pre-business combination tax carryovers that can be utilized in any one taxable year for federal tax purposes have been limited by one or more of such ownership changes. The Company is currently in the process of quantifying the effect of these limitations.

Note 8 - Lease Commitments

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

	Gross Amount	Sublease	Net Amount
(In thousands)
2002	$ 5,243	$14	$ 5,229
2003	4,053	--	4,053
2004	2,909	--	2,909
2005	1,150	--	1,150
2006	560	--	560
	$13,915	$14	$13,901

Rent expense aggregated $5,917,000, $5,770,000 and $5,191,000 in 1999, 2000 and 2001, respectively.

Note 9 - Employee Benefit Plan

The Company maintains a qualified Section 401(k) Savings Plan which allows eligible employees to contribute up to 15% of their salaries on a pre-tax basis. As of January 1, 2001, Company contributions to the plan are made in conjunction with the bi-weekly payroll and are not discretionary. The Company recorded as expense matching contributions totaling $761,000 and $790,000 in 1999 and 2001, respectively. There were no matching contributions by the Company in 2000. Company contributions are fully vested after four years of employment.

Note 10 - Segment, Geographic and Sales Information

Since 1998, all operations of the Company have been considered one operating segment. Therefore, no segment disclosures have been presented. The Company will continue to review the internal reporting structure for future changes that could result in disclosure of additional segments.

The following table details revenues from external customers by geographic area:

	Revenues From External Customers
	1999	2000	2001
(In thousands)
United States	$147,149	$156,755	$113,071
Europe/Middle East	56,435	47,370	32,086
Pacific Rim	14,715	13,130	10,932
Other	4,528	4,487	2,348
	$222,827	$221,742	$158,438

Foreign revenue is based on the country in which the customer is located.

The following table details long-lived asset information by geographic area:

	Long Lived Assets
	January 1, 2000	December 30, 2000	December 29, 2001
(In thousands)
United States	$18,281	$15,982	$20,148
Scotland	3,703	3,060	2,212
Germany	3,132	576	378
Pacific Rim	331	331	250
Other	285	232	94
	$25,732	$20,181	$23,082

The following table details revenue by product line:

	1999	2000	2001
(In thousands)
Drives	$100,714	$ 83,907	$ 48,440
Libraries	46,575	74,308	40,436
Media	67,668	55,874	58,691
Service, spares and other	15,450	14,811	11,842
Sales allowances	(7,580)	(7,158)	(971)
	$222,827	$221,742	$158,438

The following table summarizes sales to major customers:

	Net Sales (In thousands)			% of Total Net Sales
	1999	2000	2001	1999	2000	2001
Ingram Micro	$29,967	$41,028	$27,952	13.5%	18.5%	17.6%
Tech Data	20,729	28,965	19,354	9.3	13.0	12.2
Digital Storage	8,812	12,955	16,815	4.0	5.8	10.6
IBM	33,790	24,985	16,060	15.2	11.3	10.1
Sun Microsystems	24,400	16,780	5,023	11.0	7.6	3.2

No other customers accounted for 10% or more of sales in any of these periods.

Note 11 - Quarterly Information (Unaudited)
(In thousands except per share data)	2000
	Q1	Q2	Q3	Q4
Net sales	$49,576	$51,314	$60,100	$60,752
Gross profit	10,213	13,286	11,208	14,950
Net loss	(13,580)	(9,637)	(11,305)	(6,746)
Basic and diluted net loss per share	(0.60)	(0.43)	(0.50)	(0.30)

(In thousands, except per share data)	2001
	Q1	Q2	Q3	Q4
Net sales	$49,052	$39,412	$34,268	$35,706
Gross profit	3,494	8,249	9,470	5,082
Net loss	(17,550)	(5,259)	(3,846)	(8,778)
Basic and diluted net loss per share	(0.77)	(0.23)	(0.17)	(0.32)

Note 12 - Business Combination

On November 9, 2001, the Company completed a business combination with Ecrix Corporation ("Ecrix"). The operations of Ecrix have been included in the consolidated financial statements since that date. Ecrix is an early-stage company which designs and sells high-capacity, high-performance data storage tape drive products which use VXA® technology. Ecrix was a startup phase company and had commenced revenue shipments of product in late 1999 and had incurred cumulative losses of $62,994,000 through the date of the business combination. Under the business combination agreement, the Company issued 10,000,000 shares of its common stock in exchange for all the outstanding common and preferred shares of Ecrix. In addition, in a related transaction, certain Ecrix shareholders purchased 9,650,000 shares of the Company's Series H preferred stock at a price of $1.00 per share

The primary reasons for the business combination and the reasons why the Company was willing to pay more than the fair value of the net assets acquired include (1) expansion of the Company's product offerings providing access to potential customers and revenues; (2) expansion of technology used in products and enhanced research and development talent; (3) ability to leverage the Company's existing supplier and customer relationships, resulting in economies of scale; and (4) liquidity provided by the issuance of the Series H shares. The Company intends to sublease vacated space resulting from the business combination and has accrued $1,029,000 at December 29, 2001 for this exposure.

The aggregate purchase price includes the following items:

(In thousands)
Common stock issued ($0.72 per share)	$7,200
Options issued to Ecrix employees	1,006
Investment banker fee	1,241
Accounting, legal and other expenses	568
$10,015

The value of common stock issued was determined using the average price of the Company's stock over the four-day period before and after the Agreement and Plan of Merger was signed and announced. The 2,187,000 options issued to Ecrix employees were valued using a Black-Scholes option-pricing model with no expected dividends, expected volatility of 118%, a risk-free interest rate of 4.5% and an expected term of 2.88 years. There was no intrinsic value of these options and therefore the entire fair value of these options is included as part of the purchase price.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the business combination:

(In thousands)	November 9, 2001
Current assets	$10,758
Property and equipment	588
Total assets acquired	11,346

Current liabilities	11,196
Long-term debt	284
Total liabilities assumed	11,480
Net liabilities assumed	(134)
Goodwill recorded	10,149
Purchase price	$10,015

Included in current liabilities is a $4,321,000 liability under an agreement with AIWA to purchase certain inventory and equipment. AIWA manufactured the VXA®-1 drives for Ecrix, and held this equipment and inventory for this purpose. This inventory and equipment may be used by the Company's new VXA®-1 drive manufacturer, Hitachi. If this inventory and equipment is not in acceptable condition, the Company will attempt to renegotiate the agreement with AIWA, at which time the net assets acquired in the business combination, as well as the resulting goodwill, would be adjusted accordingly.

The purchase price was allocated to the assets acquired and liabilities assumed based on the Company's estimates of fair value. The Company utilized an independent third-party appraisal firm to determine the fair value of the intangible assets acquired. This appraisal firm considered all possible intangible assets, including proven research and development, customer relationships and others. The appraisal firm concluded that these potential intangible assets had no determinable value, based primarily on the start-up characteristics of Ecrix. The excess of the purchase price over the amounts allocated to tangible assets acquired, less liabilities assumed, of $10,149,000 was assigned to goodwill which is not expected to be fully deductible for tax purposes. Goodwill recorded as a result of the business combination will not be amortized, in accordance with FAS 142, and will be subject to an annual impairment test. The Company has concluded that it has only one reporting unit under FAS 142 to which it will assign the goodwill recorded.

The following unaudited pro forma information is presented as if the business combination had occurred as of the beginning of the period presented. The pro forma information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the business combination had been consummated as of the beginning of the fiscal years presented, nor is it necessarily indicative of the future operating results:

Pro forma results of operations:	Year Ended December 30, 2000	Year ended December 29, 2001
(Unaudited)
(In thousands)
Revenue	$ 232,420	$ 170,798
Costs and expenses	291,973	223,203
Net loss	$ (59,553)	$ (52,405)
Net loss per share	$ (1.83)	$ (1.60)

Note 13 - Restructurings

Third Quarter 1999

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

The following table summarizes the activity related to the 1999 restructuring:

Severance and Related
(In thousands)
Restructuring charges	$ 2,446
Cash payments	(2,154)
Balance, January 1, 2000	292
Cash payments	(292)
Balance, December 30, 2000	$ --

Third Quarter 2000

During the third quarter of 2000, the Company incurred $3,899,000 in charges related to a restructuring, which will result in the closure of a wholly-owned subsidiary, Exabyte Magnetics GmbH ("EMG"). This restructuring was part of a plan adopted by the Board of Directors on July 24, 2000, which outsourced a number of manufacturing operations to Hitachi Digital Media Products Division of Hitachi, Ltd. ("Hitachi"). The restructuring decision resulted in: (1) an immediate end to the manufacture of M2™ recording heads by EMG; (2) the termination of M2 scanner manufacturing by EMG during April 2001; and (3) the planned shut down of the remaining M1 scanner manufacturing by the end of 2003. No assets were transferred as a result of the decision to outsource M2 scanner manufacturing to Hitachi and no technology was transferred. In addition, there were no write-offs taken or restructuring charges incurred in connection with the M2 scanner outsourcing to Hitachi. There has been no change in the method of accounting for transactions between EMG and the Company and all assets not impacted by the restructuring continue to be depreciated in a consistent manner.

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

During 2000, approximately $2,713,000 of these costs were included in cost of sales and $1,186,000 were included in research and development costs. Approximately $1,268,000 of the total restructuring costs, which relate to the write-off of excess inventories and capital equipment, do not involve future cash payments.

Approximately $499,000 and $651,000 of these restructuring costs were paid during 2000 and 2001, respectively. Of EMG's workforce reductions, 40 were completed during 2000 and 24 during 2001, resulting in 29 employees at December 29, 2001. Excess facilities exposure and other related costs were reduced by $235,000 during 2001 with the signing of a new lease. Approximately $1,205,000 of accruals related to this restructuring remain at December 29, 2001.

The following table summarizes the activity to date related to the restructuring which occurred in the third quarter of 2000:

(In thousands)	Severance and Related	Excess Facilities	Inventory Write- Down	Fixed Asset Write- Down	Other	Total
Restructuring charges	$1,613	$ 718	$879	$389	$300	$3,899
Asset write-downs	--	--	(879)	--	--	(879)
Loss on sale of assets	--	--	--	(56)	--	(56)
Cash payments	(360)	--	--	--	(139)	(499)
Additional charges/ adjustments	74	41	--	(333)	(55)	(273)
Balance, December 30, 2000	1,327	759	--	--	106	2,192
Cash payments	(561)	(33)	--	--	(57)	(651)
Additional charges/ adjustments	(58)	(229)	--	--	(49)	(336)
Balance, December 29, 2001	$ 708	$ 497	$--	$--	$--	$1,205

First Quarter 2001

In March 2001, the Company completed a reduction in its workforce in order to reduce expenses, minimize ongoing cash consumption and to simplify management structure. All areas of the Company were impacted by the workforce reduction. This reduction reduced the workforce by approximately 235 persons (211 domestically and 24 in Europe) and resulted in a severance charge to operations in the first quarter of 2001 of approximately $498,000. Of these costs, $223,000 were included in cost of sales, $179,000 were included in selling, general and administrative costs and $96,000 were included in research and development costs. All severance was paid during the first quarter of 2001, and no accruals remain. See Note 17.

Note 14 - Contingencies and Commitments

The Company is, from time to time, subjected to certain claims, assertions or litigation by outside parties as part of its ongoing business operations. The outcomes of any such contingencies are not expected to have a material adverse impact on the financial condition or results of the operations of the Company.

On December 21, 2001, the Company entered into an agreement with SCI Systems, Inc. to purchase certain inventory. Under the agreement, the Company is obligated to purchase $1,402,000 in specified inventory between the date of the agreement and September 30, 2002.

The Company entered into a development agreement with Hitachi Ltd. on March 1, 2001 for the development of certain M3™ components and manufacture of engineering prototypes. Under this agreement, the Company has a maximum obligation of approximately $2,500,000 for development activities, $700,000 for prototype parts and $2,800,000 for tooling costs. The Company incurred expenses of $2,315,000 under this agreement during 2001. The Company will retain all technology rights for data storage applications. Neither party is obligated to pay royalties. Amounts are expensed based upon the performance of services by Hitachi or receipt of engineering prototypes.

Note 15 - Gain from Sale of Investment

As of December 30, 2000, the Company owned 80,000 shares of Series B Preferred Stock and 83,000 shares of Series C Preferred Stock in HighGround Systems Inc. These shares had a net book value of $0 at December 30, 2000. In April 2001, Sun Microsystems purchased HighGround Systems Inc., and as a result, the Company received 96,000 shares of Sun Microsystems common stock. The Company sold 85,000 of these shares during the second quarter of 2001 and received cash proceeds and recorded a gain of $1,719,000. The remaining shares are held in escrow and are restricted from sale until May 2002.

Note 16 - Investment in CreekPath Systems, Inc.

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

During 2000, the majority of CreekPath's revenue related to contracted services. Exabyte reflected losses of $4,607,000 through consolidation. During 2000 and 2001, the Company recorded $414,000 and $343,000, respectively, of losses under the equity method. At December 29, 2001, the Company's carrying amount of its investment in CreekPath is $0.

Note 17 - Subsequent Events

On January 29, 2002, the Company announced a corporate restructuring in which it will close its service and final assembly facility in Scotland, close its service depots in Australia and Canada, as well as reduce its U.S. workforce. An estimated 200 positions (including regular full-time employees and temporary or contract workers) will be eliminated overall and are expected to occur by the end of the second quarter of 2002. The Company is currently in the process of determining the formal restructuring plan including the costs and the estimated future savings.

Item 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None reported.

PART III

Item 10.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning the Company's directors is incorporated by reference from the information contained in the Section entitled "Election of Directors" in the Company's definitive Proxy Statement for the Company's 2002 Annual Meeting of Stockholders to be filed within 120 days after December 29, 2001, the close of its fiscal year ("Proxy Statement"). Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the Section entitled "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement. Information concerning the executive officers of the Company is set forth in Part I of this Form 10-K.

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

Consolidated Financial Statements as of December 30, 2000 and December 29, 2001 and for each of the three fiscal years in the period ended December 29, 2001.

Page
Report of Independent Accountants	61
Consolidated Balance Sheets	62
Consolidated Statements of Operations	63
Consolidated Statements of Changes in Stockholders' Equity	64
Consolidated Statements of Cash Flows	65-66
Notes to Consolidated Financial Statements	67-85

(a)2.   Financial Statement Schedules

Schedules-Years ended January 1, 2000, December 30, 2000 and December 29, 2001.

II	Valuation and Qualifying Accounts and Reserves	91

All other schedules are omitted because they are inapplicable, not required under the instructions, or the information is included in the financial statements or notes thereto.

(a)3. Exhibit Index

Exhibit Number	Description
2.1	Agreement and Plan of Merger among Exabyte Corporation, Bronco Acquisition, Inc., Ecrix Corporation, Certain Lenders, and Certain Investors, Dated as of August 22, 2001 (11)
3.1	Restated Certificate of Incorporation. (1)
3.2	Certificate of Determination of Preference of Series A Junior Participating Preferred Stock. (2)
3.3	By-laws of the Company, as amended. (11)
3.4	Certificate of Designation of Series G Convertible Preferred Stock (10)
3.5	Certificate of Designation of Series H Convertible Preferred Stock
4.1	Article 4 of the Restated Certificate of Incorporation (included in Exhibit 3.1) (11)
4.2	Article 1 of the By-laws of Exabyte Corporation, as amended (included in Exhibit 3) (11)
4.3	Specimen stock certificate of Exabyte (11)
**10.1	Incentive Stock Plan, as amended and restated on January 16, 1997. (5)
**10.2	Stock Option Agreement used in connection with the Incentive Stock Plan. (8)
**10.3	1990 Employee Stock Purchase Plan. (4)
**10.4	Employee Stock Purchase Plan Offering used in connection with the 1990 Employee Stock Purchase Plan. (7)
**10.5	Form of participation agreement used in connection with the 1990 Employee Stock Purchase Plan. (3)
**10.6	1997 Non-officer Stock Option Plan, as amended and restated on January 19, 2001. (7)
**10.7	Stock Option Agreement used in connection with the 1997 Non- Officer Stock Option Plan. (7)
10.9	Form of Indemnity Agreement entered into by the Company with each director and executive officer of the Company. (10)
**10.10	Form of Severance Agreement entered into among the Company and its executive officers (11)
**10.11	2002 Officer Bonus Plan.
10.12	Development Agreement, dated March 1, 2001, among Hitachi Digital Media Products Division of Hitachi, Ltd. and Exabyte Corporation. (10)
*10.13	Manufacturing and Purchase Agreement, dated March 1, 2001, among Nihon Exabyte Corporation and Exabyte Corporation. (10)
10.14	8mm Mechanical Components Purchase Agreement, dated December 11, 1996, among Hitachi Ltd. Electronic Sales Office, Exabyte Corporation and Nihon Exabyte Corporation. (6)
10.15	Exabyte Purchase Agreement between the Company and Singapore Shinei Sangyo PTE., Ltd., dated February 3, 1999 (11)
10.16	Amendment #A01 to Purchase Agreement between the Company and Singapore Shinei Sangyo, dated January 24, 2001 (11)
10.17	Supplier Managed Inventory Agreement between the Company and Singapore Shinei Sangyo, dated January 24, 2001 (11)
*10.18	Technology Transfer and License Agreement between AIWA Co. Ltd. and Ecrix Corporation, dated September 18, 2001.
*10.19	Corporate Purchase Agreement between Compaq Computer Corporation and its Affiliates and Ecrix Corporation, dated October 1, 2001.
10.20	Technology and Manufacturing License Agreement, between the Company and Plasmon LMS, Inc., dated September 27, 2001.
10.21	Lease Agreement between Industrial Housing Company LLC and Ecrix Corporation, dated December 14, 1998, as amended (11)

Exhibit Number	Description
10.22	Lease Agreement between Cottonwood Farms Ltd. and Ecrix Corporation, dated September 7, 1999, as amended (11)
10.23	Amendment to Lease between Cottonwood Land and Farms, Ltd. and Ecrix Corporation, dated April 15, 2000 (11)
10.24	Lease between Boulder Walnut LLC and Exabyte Corporation, dated October 1, 1999 (11)
10.25	Lease between Eastpark Associates, Ltd. and Exabyte Corporation, dated May 8, 1992 (11)
10.26	Lease between Boulder 38(th) LLC and Exabyte Corporation, dated October 1, 1999 (11)
10.27	Lease between Eastpark Technology Center, Ltd. and Exabyte Corporation, dated December 9, 1991 (11)
10.28	Exabyte Share Purchase Agreement, dated as of April 12, 2001, among the Company and State of Wisconsin Investment Board. (10)
10.29

Loan and Security Agreement, dated as of May 16, 2000 (Line of Credit"), between Exabyte and Congress Financial Corporation (Southwest), a subsidiary of First Union National Bank ("Congress Financial") (9)

10.30	First Amendment to Loan and Security Agreement between Exabyte Corporation and Congress Financial, dated as of September 29, 2000 (12)
10.31	Second Amendment to the Line of Credit, between the Company and Congress Financial Corporation, a subsidiary of First Union National Bank, dated February 7, 2001. (10)
10.32	Third Amendment to Loan and Security Agreement, Waiver and Consent, between Exabyte Corporation and Congress Financial dated August 22, 2001 (11)
10.33	Fourth Amendment to Loan and Security Agreement, between the Company and Congress Financial Corporation, a subsidiary of First Union National Bank, dated November 9, 2001.
21.1	List of Subsidiaries.
23.1	Consent of PricewaterhouseCoopers LLP.
24.1	Power of Attorney. Reference is made to the signature page.

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

(2)	Filed as an Exhibit to the Company's Report on Form 8-K, as filed with SEC on January 26, 1991 and incorporated herein by reference.

(3)	Filed as an Exhibit to the Company's Registration Statement on Form S-8 (Registration No. 33-33414), as filed with the SEC on February 9, 1990 and incorporated herein by reference.

(4)	Filed as an Exhibit to the Company's Report on Form S-8 (Registration No. 333-09279), as filed with the SEC on July 31, 1996 and incorporated herein by reference.

(5)	Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q, filed with the SEC on November 12, 1997 and incorporated herein by reference.

(6)	Filed as an Exhibit to the Company's Annual Report on Form 10-K, filed with the SEC on March 19, 1997, and incorporated herein by reference.

(7)	Filed as an Exhibit to the Company's Report on Form S-8 (Registration No. 333-73011), as filed with the SEC on March 1, 2000 and incorporated herein by reference.

(8)	Filed as an Exhibit to the Company's Annual Report on Form 10-K, filed with the SEC on March 25, 1998, and incorporated herein by reference.

(9)	Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q, filed with the SEC on May 16, 2000 and incorporated herein by reference.

(10)	Filed as an Exhibit to the Company's Annual Report on Form 10-K, filed with the SEC on April 12, 2001, and incorporated herein by reference.

(11)	Filed as an Exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-4, filed with the SEC on October 5, 2001, and incorporated herein by reference.

(12)	Filed as an Exhibit to Amendment No. 2 to the Company's Registration Statement on Form S-4, filed with the SEC on October 9, 2001, and incorporated herein by reference.

Reports on Form 8-K

During the fiscal quarter ended December 29, 2001, we filed the following Current Report on Form 8-K:

     -     Report filed November 26, 2001 to report pursuant to Item 2 of Form 8-K the finalization of a previously announced business acquisition with Ecrix Corporation, as well as the subsequent issuance of 10 million shares of common stock and 9.65 million shares of Series H Preferred stock.

EXABYTE CORPORATION AND SUBSIDIARIES
Schedule II - Valuation and Qualifying Accounts and Reserves

(In thousands)

Col. A	Col. B	Col. C (a)	Col. C (b)	Col. D	Col. E
Description	Balance At Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deduction	Balance at End of Period
Year Ended January 1, 2000:
Allowance for doubtful accounts	$ 633	$ (430)	$ --	$ 442 (1)	$ 645
Reserves for sales programs	7,197	--	7,580	(7,567) (2)	7,210
Inventory valuation reserves	8,426	3,612	--	(2,469) (3)	9,569
Deferred tax asset valuation reserve	--	56,149	--	--	56,149
	$16,256	$ 59,331	$7,580	$ (9,594)	$73,573
Year Ended December 30, 2000:
Allowance for doubtful accounts	$ 645	$ (228)	$ --	$ 253 (1)	$ 670
Reserves for sales programs	7,210	--	7,158	(7,625) (2)	6,743
Inventory valuation reserves	9,569	(225)	--	(2,043) (3)	7,301
Deferred tax asset valuation reserve	56,149	14,599	--	--	70,748
	$73,573	$ 14,146	$7,158	$ (9,415)	$85,462
Year Ended December 29, 2001:
Allowance for doubtful accounts	$ 670	$ (380)	$ 33	$ 216 (1)	$ 539
Reserves for sales programs	6,743	--	3,251	(5,702) (2)	4,292
Inventory valuation reserves	7,301	7,804	--	(4,061) (3)	11,044
Deferred tax asset valuation reserve	70,748	31,232	--	--	101,980
	$ 85,462	$ 38,656	$ 3,284	$ (9,547)	$117,855

(1) Accounts written off, net of recoveries.

(2) Net credits issued to customers for sales programs.

(3) Use of inventory reserves against inventory.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Boulder, State of Colorado, on March 22, 2002.

EXABYTE CORPORATION

By:	/s/ Craig G. Lamborn
Craig G. Lamborn
Title:	Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Craig G. Lamborn and Stephen F. Smith, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

/s/ Juan A. Rodriguez	Interim President and Chief	March 22, 2002
Juan A. Rodriguez	Executive Officer (Principal)
Executive Officer

/s/ Craig G. Lamborn	Vice President, Chief Financial	March 22, 2002
Craig G. Lamborn	Officer (Principal Financial and
Accounting Officer)

/s/ Stephen F. Smith	Vice President, General Counsel	March 22, 2002
Stephen F. Smith	and Secretary

/s/ William J. Almon, Sr.	Director	March 22, 2002
William J. Almon, Sr.

/s/ Peter D. Behrendt	Director	March 22, 2002
Peter D. Behrendt

/s/ A. Laurence Jones	Director	March 22, 2002
A. Laurence Jones

/s/ Thomas E. Pardun	Director	March 22, 2002
Thomas E. Pardun

/s/ G. Jackson Tankersley, Jr.	Director	March 22, 2002
G. Jackson Tankersley, Jr.