Form 10-Q
period 2002-03-30
EXABYTE CORP /DE/
filed 2002-05-15
CIK 855109

 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR SECTION 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2002

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

 Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.
Yes ___X___   No ______

As of May 10, 2002, there were 33,366,576 shares outstanding of the Registrant's Common Stock (par value $0.001 per share).

EXABYTE CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	Page
Item 1. Financial Statements (Unaudited)
Consolidated Balance Sheets--December 29, 2001 and March 30, 2002	3-4
Consolidated Statements of Operations--Three Months Ended March 31, 2001 and March 30, 2002	5
Consolidated Statements of Cash Flows--Three Months Ended March 31, 2001 and March 30, 2002	6-7
Notes to Consolidated Financial Statements	8-14
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	15-23
Item 3. Quantitative and Qualitative Disclosures About Market Risk	23
PART II. OTHER INFORMATION
Item 5. Other Information	24-41
Item 6. Exhibits and Reports on Form 8-K	44

PART I

Item 1. Financial Statements

Exabyte Corporation and Subsidiaries Consolidated Balance Sheets
(Unaudited) (In thousands, except per share data)	December 29, 2001	March 30, 2002
ASSETS
Current assets:
Cash and cash equivalents	$ 2,197	$1,719
Restricted cash equivalents	451	368
Short-term investments	90	90
Accounts receivable, less allowance for doubtful accounts and reserves for customer returns and credits of $4,831 and $4,191, respectively	26,428	28,765
Inventories, net	29,305	22,220
Other current assets	1,677	1,198
Total current assets	60,148	54,360
Property and equipment, net	12,125	9,061
Goodwill	10,149	10,149
Other long-term assets	808	743
Total long-term assets	23,082	19,953
	$83,230	$74,313
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, including book overdrafts of $0 and $1,143, respectively	$ 16,781	$ 17,983
Accrued liabilities	17,145	21,162
Line of credit	12,291	13,494
Current portion of long-term obligations	2,665	2,564
Total current liabilities	48,882	55,203
Long-term liabilities:
Warranties	8,760	7,717
Other long-term obligations	834	687
Contingencies (see Note 8)
Stockholders' equity:
Preferred stock, no series; $.001 par value; 18,350 shares authorized; no shares issued and outstanding	--	--
Preferred stock, series A; $.001 par value; 500 shares authorized; no shares issued and outstanding	--	--
Convertible preferred stock, series G; $.001 par value; 1,500 shares authorized; 1,500 shares issued; $3,267 aggregate liquidation preference at March 30, 2002	1	1
Convertible preferred stock, series H; $.001 par value; 9,650 shares authorized; 9,650 shares issued; $9,650 aggregate liquidation preference at March 30, 2002	10	10
Common stock, $.001 par value; 100,000 shares authorized; 33,350 shares issued	33	33
Capital in excess of par value	90,262	90,337
Treasury stock, at cost, 455 shares	(2,742)	(2,742)
Accumulated deficit	(62,810)	(76,933)
Total stockholders' equity	24,754	10,706
	$83,230	$74,313

The accompanying notes are an integral part of the consolidated financial statements.

Exabyte Corporation and Subsidiaries Consolidated Statements of Operations

(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31, 2001	March 30, 2002

Net sales	$49,052	$36,605
Cost of goods sold	45,558	35,896
Gross profit	3,494	709

Operating expenses:
Selling, general and administrative	11,333	8,796
Research and development	8,901	7,368
Total operating expenses	20,234	16,164

Loss from operations	(16,740)	(15,455)

Other income (expense):
Sale of technology	- -	1,200
Interest income	11	15
Interest expense	(501)	(308)
Other	30	83

Loss before income taxes	(17,200)	(14,465)

(Provision for) benefit from income taxes	(7)	342
Equity interest in net loss of investee	(343)	--
Net loss	$(17,550)	$(14,123)

Basic and diluted net loss per share	$(0.77)	$(0.43)

Common shares used in the calculation of basic and diluted net loss per share	22,779	32,895

The accompanying notes are an integral part of the consolidated financial statements.

Exabyte Corporation and Subsidiaries Consolidated Statements of Cash Flows

(Unaudited)
(In thousands)

	Three Months Ended
	March 31, 2001	March 30, 2002

Cash flows from operating activities:
Cash received from customers	$57,290	$34,395
Cash paid to suppliers and employees	(59,433)	(34,652)
Interest received	14	15
Interest paid	(501)	(308)
Income taxes paid	(33)	(16)
Income tax refund received	--	342
Net cash used by operating activities	(2,663)	(224)

Cash flows from investing activities:
Capital expenditures	(910)	(2,407)
Proceeds from the sale of fixed assets	8	12
Change in restricted cash	--	83
Net cash used by investing activities	(902)	(2,312)

Cash flows from financing activities:
Cash overdraft	1,357	1,143
Borrowings under line of credit	55,734	35,362
Payments on line of credit	(53,497)	(34,159)
Principal payments on long-term obligations	(435)	(288)
Net cash provided by financing activities	3,159	2,058

Net decrease in cash and cash equivalents	(406)	(478)
Cash and cash equivalents at beginning of period	3,159	2,197

Cash and cash equivalents at end of period	$ 2,753	$1,719

The accompanying notes are an integral part of the consolidated financial statements.

Exabyte Corporation and Subsidiaries Consolidated Statements of Cash Flows

(Unaudited)
(In thousands)

	Three Months Ended
	March 31, 2001	March 30, 2002

Reconciliation of net loss to net cash used by operating activities:
Net loss	$(17,550)	$(14,123)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation, amortization and other	2,502	2,116
Write-down of assets	--	3,344
Provision for losses and reserves on accounts receivable	(151)	266
Equity in loss of investee	343	--
Stock compensation expense	--	76

Change in assets and liabilities:
Accounts receivable	8,410	(2,603)
Inventories, net	555	7,085
Other current assets	599	479
Other assets	86	64
Accounts payable	3,837	59
Accrued liabilities	(3,195)	4,018
Other long-term obligations	1,901	(1,005)

Net cash used by operating activities	$(2,663)	$(224)

The accompanying notes are an integral part of the consolidated financial statements.

Exabyte Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)

Note 1--ACCOUNTING PRINCIPLES AND OPERATIONS

The consolidated balance sheet as of March 30, 2002, the consolidated statements of operations for the three months ended March 30, 2002 and March 31, 2001, as well as the consolidated statements of cash flows for the three months ended March 30, 2002 and March 31, 2001, have been prepared by Exabyte Corporation ("Exabyte" or the "Company") without an audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation thereof, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 29, 2001 annual report to stockholders filed with the Securities and Exchange Commission (the "Commission") as Part II to the Company's Annual Report on Form 10-K. The results of operations for interim periods presented are not necessarily indicative of the operating results for the full year.

Financial Condition

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses over the last five years, negative cash flows from operations over the last three years, and had an accumulated deficit of $76,933,000 as of March 30, 2002. Additionally, as of March 30, 2002, the Company had only $1,809,000 in cash, cash equivalents and short-term investments and $2,226,000 of remaining borrowing capacity under its line of credit.

The above factors raise substantial doubt about whether the Company can continue as a going concern. Therefore, the Company is currently reassessing its business and investigating various strategic alternatives that would result in increased liquidity. These alternatives may include one or more of the following:

     -    restructuring its line of credit facility or entering into a new banking facility;

     -    additional equity infusions;

     -    sale of all or part of the Company's operating assets; or

     -    strategic alliance, acquisition or business combination.

The Company will continue to explore these and other options that would provide additional capital for its current operating needs and longer-term objectives. It will be necessary for the Company to take one or more of these actions in order to have sufficient funds to support its operations. Should the Company not be successful in achieving one or more of these actions, it is possible that the Company may not be able to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As of March 30, 2002, the Company was in default of the tangible net worth covenant of its line of credit. Subsequently, the Company received notification from the lender regarding this current default, reserving their rights and remedies under the line of credit agreement, which include the right to call all amounts outstanding as immediately due. The lender has verbally indicated that they do not intend to exercise these rights and remedies at this time, but reserves the right to do so in the future at its discretion.

On April 23, 2002 the Company received a $1,000,000 bridge loan from a current investor in the Company, Meritage Private Equity Fund, L.P. The bridge loan is due on June 30, 2002 or converts into Series I preferred stock upon the closing of the Series I offering. The bridge loan accrues interest at a rate of 18% per annum. In addition, the Company has agreed to issue a warrant to purchase 100,000 shares of common stock. The terms of this warrant have not yet been determined.

Note 2--INVENTORIES

Inventories, net of reserves for excess of quantities and obsolescence, consist of the following:

(In thousands)	December 29, 2001	March 30, 2002

Raw materials and component parts	$19,184	$13,199
Work-in-process	1,293	1,067
Finished goods	8,828	7,954
	$29,305	$22,220

Note 3--ACCRUED LIABILITIES

Accrued liabilities consist of the following:

(In thousands)	December 29, 2001	March 30, 2002

Wages and employee benefits	$5,161	$6,286
Purchase commitments	4,321	6,644
Warranty and other related costs	2,183	2,436
Other	5,480	5,796
	$17,145	$21,162

Note 4--BASIC AND DILUTED EARNINGS PER SHARE

Options to purchase 7,097,000 and 6,237,000 shares of common stock were excluded from dilutive stock option calculations for the first quarter of 2001 and 2002, respectively, because their exercise prices were greater than the average fair market value of the Company's stock for the period, and as such they would be anti-dilutive.

Additionally, options to purchase 86,000 and 5,440,000 shares of common stock, respectively, were excluded from the computation of diluted earnings per share for the first quarter of 2001 and 2002, respectively, as these options are anti-dilutive as a result of the net loss incurred.

The assumed conversion of preferred stock, which is both convertible and participating, into 10,900,000 shares of common stock has been excluded from the calculation of basic earnings per share for the first quarter of 2002, as these shares are anti-dilutive as a result of the net loss incurred. In addition, accumulated preferred dividends of 134,000 shares of common stock have been excluded from the calculation of diluted earnings per share for the first quarter of 2002, as a result of their anti-dilutive effect.

Since March 30, 2002, the Company has issued 970,000 stock options at an exercise price of $0.51, which could have a dilutive effect on future diluted net income per common share.

Note 5--RESTRUCTURINGS

Third Quarter 2000

During the third quarter of 2000, the Company incurred $3,899,000 in charges related to a restructuring, which will result in the closure of a wholly-owned subsidiary, Exabyte Magnetics GmbH ("EMG"). This restructuring was part of a plan adopted by the Board of Directors on July 24, 2000, which outsourced a number of manufacturing operations to Hitachi Digital Media Products Division of Hitachi, Ltd. ("Hitachi"). The restructuring decision resulted in: (1) an immediate end to the manufacture of M2™ recording heads by EMG; (2) the termination of M2™ scanner manufacturing by EMG during April 2001; and (3) the planned shut-down of the remaining Mammoth scanner manufacturing by the end of 2003. No assets were transferred as a result of the decision to outsource M2™ scanner manufacturing to Hitachi and no technology was transferred. In addition, there were no write-offs taken or restructuring charges incurred in connection with the M2™ scanner outsourcing to Hitachi. There has been no change in the method of accounting for transactions between EMG and the Company and all assets not impacted by the restructuring continue to be depreciated in a consistent manner.

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

Approximately $138,000 of these restructuring costs were paid during the first quarter of 2002. Approximately $1,051,000 of accruals related to this restructuring remain at March 30, 2002.

The following table summarizes the activity to date related to the restructuring which occurred in the third quarter of 2000:

(In thousands)	Severance and Related	Excess Facilities	Inventory Write-Down	Fixed Asset Write-Down	Other	Total

Restructuring charges	$1,613	$ 718	$879	$389	$300	$3,899
Asset write-downs	--	--	(879)	--	--	(879)
Loss on sale of assets	--	--	--	(56)	--	(56)
Cash payments	(360)	--	--	--	(139)	(499)
Additional charges/ adjustments	74	41	--	(333)	(55)	(273)
Balance, December 30, 2000	1,327	759	--	--	106	2,192

Cash payments	(561)	(33)	--	--	(57)	(651)
Additional charges/ adjustments	(58)	(229)	--	--	(49)	(336)
Balance, December 29, 2001	708	497	--	--	--	1,205

Cash payments	(75)	(63)	--	--	--	(138)
Additional charges/ adjustments	(10)	(6)	--	--	--	(16)
Balance, March 30, 2002	$ 623	$ 428	$--	$--	$--	$1,051

First Quarter 2001

In March 2001, the Company completed a reduction in its workforce in order to reduce expenses, minimize ongoing cash consumption and to simplify management structure. The restructuring was part of a plan adopted by the Board of Directors on March 8, 2001. All areas of the Company were impacted by the workforce reduction, which resulted in a reduction of the workforce of approximately 235 persons (211 domestically and 24 in Europe) and resulted in a severance charge to operations in the first quarter of 2001 of approximately $498,000. All severance was paid during the first quarter of 2001, and no accruals remain.

First Quarter 2002

During the first quarter of 2002, the Company incurred $4,363,000 in charges related to a restructuring which will result in the closure of its service and final assembly facility in Scotland, the closure of its service depots in Australia and Canada, acceleration of the previously announced closure of EMG and a reduction in its U.S. workforce. The revised closure date for EMG is currently the third quarter of 2002, and the Company increased its accrual for unused facilities, which it had originally recorded as part of its third quarter 2000 restructuring, as a result. The plan for this restructuring was adopted by the Board of Directors on January 20, 2002.

These restructuring charges include the write-off of leasehold improvements and capital equipment of $1,905,000, employee severance and related costs of $1,345,000, the write-off of excess inventories of $652,000, excess facilities costs of $307,000 and other costs of $154,000. Workforce reductions will involve 200 employees worldwide, of which 184 are eligible to receive severance payments. All severance payments for these employees were contractually defined and communicated to the affected employees during the first quarter of 2002. Geographically, this includes approximately 96 employees in Scotland, 92 in the U.S., six in Australia, four in Canada and two in Singapore.

During the first quarter of 2002, approximately $3,736,000 of these costs were included in cost of sales, $509,000 were included in selling, general and administrative costs and $117,000 were included in research and development costs.

Approximately $248,000 of severance was paid to 61 employees during the first quarter of 2002. Approximately $1,206,000 of accruals related to this restructuring remain at March 30, 2002. We anticipate these restructuring activities will be completed by the end of the third quarter of 2002.

The following table summarizes the activity to date related to the restructuring which occurred in the first quarter of 2002:

(In thousands)	Fixed Asset Write-Down	Severance and Related	Inventory Write- Down	Excess Facilities	Other	Total

Restructuring charges	$1,905	$1,345	$652	$307	$154	$4,363
Asset write-downs	(1,905)	--	(652)	(307)	--	(2,864)
Cash payments	--	(248)	--	--	--	(248)
Additional charges/ adjustments	--	--	--	--	(45)	(45)
Balance, March 30, 2002	$--	$1,097	$--	$--	$109	$1,206

Note 6--SEGMENT, GEOGRAPHIC AND SALES INFORMATION

Since 1998 all operations of the Company are considered one operating segment. Therefore, no segment disclosures have been presented. The Company will continue to review the internal reporting structure for future changes that could result in disclosure of additional segments.

The following table details revenues from external customers by geographic area (foreign revenue is based on the country in which the customer is located):

	Three Months Ended
(In thousands)	March 31, 2001	March 30, 2002

United States	$34,612	$26,494
Europe/Middle East	9,945	7,569
Pacific Rim	3,172	2,124
Other	1,323	418
	$49,052	$36,605

The following table details long-lived asset information by geographic area:

(In thousands)	December 29, 2001	March 30, 2002

United States	$20,148	$19,229
Scotland	2,212	239
Pacific Rim	250	239
Germany	378	170
Other	94	76
	$23,082	$19,953

The following table details revenue by product line:

	Three Months Ended
(In thousands)	March 31, 2001	March 30, 2002

Drives	$14,605	$10,880
Libraries	10,370	8,634
Media	19,166	14,795
Service, spares and other	3,301	2,584
Sales allowances	1,610	(288)
	$49,052	$36,605

The following table summarizes sales to major customers:

	Net Sales		% of Total Net Sales
	Three Months Ended		Three Months Ended
(In thousands)	March 31, 2001	March 30, 2002	March 31, 2001	March 30, 2002

Ingram Micro	$6,167	$7,444	12.6%	20.3%
Tech Data	4,659	5,642	9.5	15.4
Digital Storage	5,097	3,913	10.4	10.7
IBM	4,964	2,405	10.1	6.6

No other customers accounted for 10% or more of sales in any of these periods.

Note 7-SALE OF TECHNOLOGY

During the third quarter of 2001, the Company entered into a Technology and Manufacturing license agreement with Plasmon LMS, Inc. ("Plasmon"), whereby the Company granted Plasmon a non-exclusive license to manufacture certain LTO, AIT and DTLtape libraries. All terms of the agreement were met by the end of the first quarter of 2002, and fees of $1,200,000 related to this agreement were recognized as other income.

Note 8--CONTINGENCIES

The Company is, from time to time, subjected to certain claims, assertions or litigation by outside parties as part of its ongoing business operations. The outcomes of any such contingencies are not expected to have a material adverse impact on the financial condition, results of operations or cash flows of the Company.

On December 21, 2001, the Company entered into an agreement with SCI Systems, Inc. to purchase certain inventory. Under the agreement, the Company is obligated to purchase $1,402,000 in specified inventory between the date of the agreement and September 30, 2002.

The Company entered into a development agreement with Hitachi Ltd. on March 1, 2001 for the development of certain M3™ components and manufacture of engineering prototypes. In an agreement between the parties dated March 28, 2002, costs for development and tooling under this agreement were finalized. Accrued liabilities of $2,265,000 related to this agreement are recorded at March 30, 2002. Approximately $1,605,000 was capitalized as fixed assets, and $660,000 was expensed.

Note 9--RECENT ACCOUNTING PRONOUNCEMENTS

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

FAS 142 requires that after a company allocates the purchase price in accordance with FAS 141, the assets acquired, liabilities assumed, and goodwill must be assigned to one or more reporting units based upon certain criteria outlined in FAS 142. In addition, goodwill will no longer be amortized. Instead, companies are required to test goodwill for impairment at the reporting unit level by (1) determining the fair values of the reporting units and comparing them with their carrying values and (2) if the fair value of a reporting unit is less than its carrying amount, measure the amount of impairment loss, if any, by comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds its implied fair value, that excess should be recognized as an impairment loss. The Company has adopted FAS 142. The Company has determined that it has one reporting unit under this pronouncement and there is no impairment of the Company's goodwill as of the date of adoption.

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

Our tape drive products are based on VXA®, 8mm and MammothTape™ technologies and our tape library products are based upon VXA®, 8mm, MammothTape™ , LTO™ Ultrium™ and Advanced Intelligent Tape™ (AIT™) technologies.

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

Results of Operations

The following table sets forth our operating results as a percentage of sales for each period presented.

	Three Months Ended
	March 31, 2001	March 30, 2002

Net sales	100.0%	100.0%
Cost of goods sold	92.9	98.1

Gross profit	7.1	1.9
Operating expenses:
Selling, general and administrative	23.1	24.0
Research and development	18.1	20.1
Total operating expenses	41.2	44.1

Loss from operations	(34.1)	(42.2)

Other income (expense):
Sale of technology	--	3.3
Interest income	--	--
Interest expense	(1.0)	(0.8)
Other	--	0.2

Loss before income taxes	(35.1)	(39.5)
(Provision for) benefit from income taxes	--	0.9
Equity interest in net loss of investee	(0.7)	--

Net loss	(35.8)%	(38.6)%

Net Sales

The following tables present our revenue by product in absolute dollars and as a percentage of sales for each period presented.

(In thousands)	Three Months Ended
	March 31, 2001	March 30, 2002
8mm drives:
Eliant™820, Mammoth- LT, Mammoth, M2™ and VXA®-1	$14,595	$10,856
8mm libraries:
EZ17™, 215, 430, X80, X200 and Autopak	6,178	6,075
LTO™ libraries:
110L and 221L	873	2,569
Media	19,166	14,795
Service, spares and other	3,301	2,584
End-of-life drives and libraries(x)	3,329	14
Sales allowances	1,610	(288)
	$49,052	$36,605
(As a percentage of net sales)	Three Months Ended
	March 31, 2001	March 30, 2002
8mm drives:
Eliant™820, Mammoth- LT, Mammoth, M2™ and VXA®-1	29.7%	29.7%
8mm libraries:
EZ17™,, 215, 430, X80, X200 and Autopak	12.6	16.6
LTO™ libraries:
110L and 221L	1.8	7.0
Media	39.1	40.4
Service, spares and other	6.7	7.1
End-of-life drives and libraries(x)	6.8	--
Sales allowances	3.3	(.8)
	100.0%	100.0%

(x) Prior year amounts and percentages reflect current year classifications of end-of-life products.

Our net sales decreased by 25.4% from $49,052,000 in the first quarter of 2001 to $36,605,000 in the first quarter of 2002. In comparing net sales from the first quarter of 2001 to the first quarter of 2002, there were several significant differences:

     -     Sales of older generation 8mm tape drives (Eliant™820, Mammoth-LT and Mammoth)
                    decreased by $6,054,000 as they approach the end of their product life cycles. Decreases were primarily in the OEM channel.

     -     Sales of VXA®-1 tape drives were $2,594,000. VXA® technology was acquired in the
                    November 9, 2001 business combination with Ecrix Corporation. There is no comparable amount in the first quarter of 2001.

     -     Sales of LTO™ Ultrium™ tape libraries (110L and 221L) increased by $1,696,000. We believe this increase is due to wider acceptance of the LTO™ Ultrium™ tape format as it becomes a more recognized technology.

     -     Sales of tape media decreased by $4,371,000 due to media supply constraints from our vendors latein the first quarter of 2002.

     -     Sales allowances increased by $1,898,000, which had a negative impact on net sales. This change is a result of a large decrease in the exposure to customer inventory stock rotation which occurred in the first quarter of 2001.

     -     Sales of end-of-life drives and libraries decreased by $3,315,000. The majority of this decrease is due to the sales related to our 220 library and our DLTtape™ libraries. These libraries entered end-of-life status in the second and fourth quarters of 2001, respectively.

The following table details our sales to different customer types as a percentage of total net sales for the periods presented:

(As a percentage of net sales)	Three Months Ended
Customer Type:	March 31, 2001	March 30, 2002

Reseller	66.1%	76.0%
OEM	29.1	17.6
End-user and other	4.8	6.4
	100.0%	100.0%

Sales to reseller customers and end-users increased as a percentage of net sales from first quarter of 2001 to the same period in 2002, while sales to OEM customers decreased. We believe this shift is the result of difficulties in obtaining OEM acceptance of our current product offerings, especially M2™. Previous generation tape drives, such as Mammoth and Eliant™820 had wider OEM acceptance.

The following table details our sales to different geographic locations as a percentage of total net sales for the periods presented (sales are attributed to the customer's location):

(As a percentage of net sales)	Three Months Ended
Customer Type:	March 31, 2001	March 30, 2002

North America	70.6%	72.4%
Europe	20.3	20.7
Pacific Rim	6.5	5.8
Other	2.7	1.1
	100.0%	100.0%

Sales to North America increased as a percentage of sales from the first quarter of 2001 to the same period in 2002, while sales to the Pacific Rim and other locations decreased. We believe this is due to our continued strong presence in the domestic reseller channel.

The following table summarizes customers who accounted for 10% or more of our sales in the periods presented:

(As a percentage of net sales)	Three Months Ended
Customer:	March 31, 2001	March 30, 2002

Ingram Micro	12.6%	20.3%
Tech Data	9.5	15.4
Digital Storage	10.4	10.7
IBM	10.1	6.6

No other customers accounted for 10% or more of sales in any of these periods. We cannot guarantee that sales to these or any other customers will continue to represent the same percentage of our revenues in future periods. Our customers also sell competing products and continually review new technologies, which causes our sales volumes to vary from period to period.

Cost of Sales and Gross Margin

Our cost of sales includes the actual cost of all materials, labor and overhead incurred in the manufacturing and service processes, as well as certain other related costs. Other related costs include primarily provisions for warranty repairs and inventory reserves. Our cost of sales decreased from $45,558,000 for the first quarter of 2001 to $35,896,000 for the first quarter of 2002. Excluding restructuring charges for the first quarter of 2001 and 2002, respectively, our cost of sales decreased from $45,335,000 to $32,161,000. Our gross margin percentage decreased from 7.1% in the first quarter of 2001 to 1.9% in the first quarter of 2002. Excluding restructuring charges for both periods, our gross margin percentage increased from 7.6% for the first quarter of 2001 to 12.1% during the first quarter of 2002. Gross profit was also negatively impacted during the first quarter of 2002 by the following charges that do not qualify as restructuring charges: (1) increased M2™ inventory reserves of $2,872,000 related to the previously announced decision to redesign the M3™ product in accordance with our new tape drive roadmap; (2) the write-off of an in-process capital asset project of $451,000; and (3) additional reserves recorded for excess facilities being vacated of $321,000. Gross margins were positively impacted by decreases in fixed costs due to reduced headcount in the first quarter of 2002 over the same period in 2001, and cost saving improvements made to the M2™ drives late in 2001 and early in 2002. Excluding these additional charges, gross margins for the first quarter of 2002 were 22.2%

Operating Expenses

Selling, general and administrative expenses include salaries, sales commissions, advertising expenses and marketing programs. These expenses decreased from $11,333,000 in the first quarter of 2001 to $8,796,000 for the same period in 2002. Without restructuring charges for the first quarter of 2001 and 2002, respectively, these expenses were $11,154,000 and $8,287,000. This decrease is the result of headcount reductions and in 2002 over 2001, as well as a decrease in the product related spending on sales and marketing programs.

Research and development expenses decreased from $8,901,000 in the first quarter of 2001 to $7,368,000 for the same period in 2002. Excluding restructuring charges for both periods, these expenses were $8,805,000 in the first quarter of 2001 and $7,251,000 in the first quarter of 2002. This decrease is the result of headcount reductions and lower costs for ongoing engineering of the M2™ product in the first quarter of 2002 over the same period in 2001.

Other Income (Expense), Net

Other income (expense), net consists primarily of income from the one-time sale of technology, interest income and expense, foreign currency remeasurement and transaction gains and losses and other miscellaneous items. During the third quarter of 2001, we entered into a Technology and Manufacturing license agreement with Plasmon LMS, Inc. ("Plasmon") where we granted Plasmon a non-exclusive license to manufacture certain LTO, AIT and DLTtape libraries. All terms of the agreement were met by the end of the first quarter of 2002, and fees of $1,200,000 related to this agreement were recognized as other income. Interest expense decreased from $501,000 in the first quarter of 2002 to $308,000 for the same period in 2002. This decrease is due to lower interest rates and lower average borrowed balances against our line of credit in the first quarter of 2002 over the same period in 2001.

Taxes

The provision for income taxes for the first quarter of 2001 was (0.0)% of loss before taxes compared to a benefit from income taxes of 2.4% for the same period in 2002. During the first quarter of 2002 the Company recorded the benefit of a tax refund related to certain amended prior years' tax returns. As of the second quarter of 1999, we recorded a deferred tax valuation allowance equal to 100% of total deferred tax assets. Management considered a number of factors, including our cumulative operating losses over the prior three years, short-term projected losses due to the impact of delays in the release of the M2™ product as well as certain offsetting positive factors. Management concluded, and still believes, that a valuation allowance is required for 100% of the total deferred tax assets as it is more likely than not that the deferred tax assets will not be realized.

Liquidity and Capital Resources

During the first quarter of 2002, we expended $224,000 of cash for operating activities, borrowed a net amount of $1,203,000 against our line of credit, expended $2,407,000 for capital equipment, expended $288,000 on long-term obligations, received $12,000 from the sale of fixed assets and had an increase in cash overdrafts of $1,143,000. Together, these activities decreased our cash and short-term investments by $561,000 to a quarter-ending balance of $2,177,000. Our working capital decreased from $11,266,000 at December 29, 2001 to $(843,000) at March 30, 2002. Our accounts receivable increased from $26,428,000 at December 29, 2001 to $28,765,000 at March 30, 2002 due to a high percentage of our sales occurring late in the quarter. For this same period, our inventories decreased from $29,305,000 to $22,220,000 due to lower required balances to support declines in revenues. Our accounts payable increased from $16,781,000 to $17,983,000 for this same period due to slower payment of vendor invoices. Additionally, our accrued liabilities increased over this period from $17,145,000 to $21,162,000 due mainly to certain engineering, tooling and inventory accruals recorded at March 30, 2002 as the result of changes during the first quarter of 2002 to our announced product roadmap. We currently expect to purchase up to $3,000,000 of fixed assets during 2002.

Commercial Obligations

In May 2000, we entered into a bank line of credit agreement with Congress Financial Corporation, a subsidiary of First Union Bank Corporation. This agreement expires in May 2003. Originally, this agreement allowed borrowings up to the lesser of 80% of eligible accounts receivable or $20,000,000. In February 2001, this agreement was amended to increase the borrowing limit to $25,000,000. This amendment also added 25% of eligible finished goods inventory to the borrowing base. Eligible accounts receivable excludes invoices greater than 60 days past due, some foreign receivables and other items identified in the agreement. Eligible finished goods inventory excludes slow moving inventory and other items identified in the agreement. Collateral for this agreement includes accounts receivable, inventory, fixed assets and other assets.

The line of credit prohibits the payment of cash dividends without prior bank approval and has a minimum tangible net worth covenant, and certain other covenants. The agreement contains certain acceleration clauses that may cause any outstanding balance to become immediately due in the event of default. The amount available to borrow under the line of credit varies each day based upon the levels of the underlying accounts receivable and inventories. As of March 30, 2002, the overall amount available to borrow was $16,146,000, we had $13,494,000 in borrowings outstanding and a remaining borrowing capacity of $2,226,000. At March 30, 2002 we were in violation of the tangible net worth covenant of the line of credit agreement. Subsequently, we received notification from the lender regarding this current default, reserving its rights and remedies under the line of credit agreement, which include the right to call all amounts outstanding as immediately due. The lender has verbally indicated that it does not intend to exercise these rights and remedies at this time, but reserves the right to do so in the future at its discretion. Borrowings under the line of credit bear interest at the lower of the bank's prime rate +1% or "LIBOR" + 3% (during periods of default, this increases to the lower of the bank's prime rate +3% or "LIBOR" + 5%). As a result, any significant fluctuations in the prime rate or "LIBOR" would impact our interest expense related to borrowings under this line of credit. Offsetting the amount available under the line of credit is a letter of credit, which collateralizes certain leasehold improvements made by our subsidiary in Germany. This letter is currently for DM 900,000 and decreases by DM 100,000 in August of each year until it is fully depleted.

On April 30, 2002 the Company entered into a term sheet with a new lender for a new $25,000,000 line of credit facility. The intent and effect of the new facility is to provide greater liquidity than under the previous facility. Subject to certain conditions, the final terms of the facility will be established upon completion of due diligence by the lender and negotiation of final terms of the facility.

Financial Condition

We have incurred operating losses over the last five years; negative cash flows from operations over the last three years, and had an accumulated deficit of $76,933,000 as of March 30, 2002. Additionally, as of March 30, 2002, we had only $2,177,000 in cash, cash equivalents and short-term investments and $2,652,000 of remaining borrowing capacity under our line of credit.

The above factors raise substantial doubt about whether we can continue as a going concern. Therefore, we are currently reassessing our business and investigating various strategic alternatives that would result in increased liquidity. These alternatives may include one or more of the following:

     -     restructuring our line of credit facility or entering into a new banking facility;

     -     additional equity infusions;

     -     sale of all or part of our operating assets; or

     -     strategic alliance, acquisition or business combination.

We will continue to explore these and other options that would provide additional capital for our current operating needs and longer-term objectives. It will be necessary for us to take one or more of these actions in order to have sufficient funds to support our operations. Should we not be successful in achieving one or more of these actions, it is possible that we may not be able to continue as a going concern. As a result of our current liquidity constraints, the report of our independent accountants on our consolidated financial statements contains an explanatory paragraph related to this matter.

Our cash from operations can be affected by the risks involved in our operations as described in Part 3 of "Risk Factors" in Item 5 of this Report. Our cash needs beyond that date depend on a number of factors, including whether we achieve significant sales growth of our VXA® drives and other products, the successful introduction and sales of our future tape drives and cost containment.

We are currently working with certain current and potential investors on a private equity funding through a Series I preferred stock offering. On April 23, 2002 the Company received a $1,000,000 bridge loan from a current investor, Meritage Private Equity Fund, L.P. The bridge loan is due on June 30, 2002 or converts into Series I preferred stock upon the closing of the Series I offering. The bridge loan accrues interest at a rate of 18% per annum. In addition, we have agreed to issue a warrant to purchase 100,000 shares of common stock. The terms of this warrant have not yet been determined.

Restructurings

Third Quarter 2000

During the third quarter of 2000, we incurred $3,899,000 in charges related to a restructuring, which will result in the closure of our wholly-owned subsidiary, EMG. This restructuring was part of a plan adopted by our Board of Directors on July 24, 2000, which outsourced a number of manufacturing operations to Hitachi. The restructuring decision resulted in: (1) an immediate end to the manufacture of M2™ recording heads by EMG; (2) the termination of M2™ scanner manufacturing by EMG during April 2001; and (3) the planned shut-down of the remaining Mammoth scanner manufacturing by the end of 2003. No assets were transferred as a result of the decision to outsource M2™ scanner manufacturing to Hitachi and no technology was transferred. In addition, there were no write-offs taken or restructuring charges incurred in connection with the M2™ scanner outsourcing to Hitachi. There has been no change in the method of accounting for transactions between EMG and the Company and all assets not impacted by the restructuring continue to be depreciated in a consistent manner.

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

We paid approximately $138,000 of these restructuring costs during the first quarter of 2002. Approximately $1,051,000 of accruals related to this restructuring remain at March 30, 2002 and are expected to be paid during 2002.

The following table summarizes the activity to date related to the restructuring which occurred in the third quarter of 2000:

(In thousands)	Severance and Related	Excess Facilities	Inventory Write-Down	Fixed Asset Write- Down	Other	Total

Restructuring charges	$1,613	$ 718	$879	$389	$300	$3,899
Asset write-downs	--	--	(879)	--	--	(879)
Loss on sale of assets	--	--	--	(56)	--	(56)
Cash payments	(360)	--	--	--	(139)	(499)
Additional charges/ adjustments	74	41	--	(333)	(55)	(273)
Balance, December 30, 2000	1,327	759	--	--	106	2,192

Cash payments	(561)	(33)	--	--	(57)	(651)
Additional charges/ adjustments	(58)	(229)	--	--	(49)	(336)
Balance, December 29, 2001	708	497	--	--	--	1,205

Cash payments	(75)	(63)	--	--	--	(138)
Additional charges/ adjustments	(10)	(6)	--	--	--	(16)
Balance, March 30, 2002	$ 623	$ 428	$ --	$ --	$ --	$1,051

First Quarter 2001

In March 2001, we completed a reduction in our workforce in order to reduce expenses, minimize ongoing cash consumption and to simplify management structure. The restructuring was part of a plan adopted by the Board of Directors on March 8, 2001. All areas of Exabyte were impacted by the workforce reduction. These reductions reduced the workforce by approximately 235 persons (211 domestically and 24 in Europe) and resulted in a severance charge to operations in the first quarter of 2001 of approximately $498,000. Of these costs, $223,000 were included in cost of sales, $179,000 were included in selling, general and administrative costs and $96,000 were included in research and development costs. All severance was paid during the first quarter of 2001, and no accruals remain.

First Quarter 2002

During the first quarter of 2002, we incurred $4,363,000 in charges related to a restructuring which will result in the closure of our service and final assembly facility in Scotland, the closure of our service depots in Australia and Canada, acceleration of the previously announced closure of EMG and a reduction in our U.S. workforce. The revised closure date for EMG is currently the third quarter of 2002 and we increased our accrual for unused facilities, which we had originally recorded as part of our third quarter 2000 restructuring, as a result. The plan for this restructuring was adopted by the Board of Directors on January 20, 2002. We also incurred special charges of $3,421,000 during the first quarter of 2002, which do not qualify as restructuring charges. These charges include $4,621,000 of fixed asset and inventory write-offs related to our downsizing and to changes in our product roadmap net of income of $1,200,000 related to the sale of certain technology.

These restructuring charges include the write-off of leasehold improvements and capital equipment of $1,905,000, employee severance and related costs of $1,345,000, the write-off of excess inventories of $652,000, excess facilities costs of $307,000 and other costs of $154,000. Workforce reductions will involve 200 employees worldwide, of which, 184 are eligible to receive severance payments. Geographically, this includes approximately 96 employees in Scotland, 92 in the U.S., six in Australia, four in Canada and two in Singapore. All severance payments for these employees were contractually defined and communicated to the affected employees during the first quarter of 2002.

During the first quarter of 2002, approximately $3,736,000 of these costs were included in cost of sales, $509,000 were included in selling, general and administrative costs and $117,000 were included in research and development costs. We paid $248,000 of severance to 61 employees. Approximately $1,206,000 of accruals related to this restructuring remain at March 30, 2002. We believe this restructuring will result in approximate annual savings of $17,000,000.

The following table summarizes the activity to date related to the restructuring which occurred in the first quarter of 2002:

(In thousands)	Fixed Asset Write-Down	Severance and Related	Inventory Write- Down	Excess Facilities	Other	Total

Restructuring charges	$1,905	$1,345	$652	$307	$154	$4,363
Asset write-downs	(1,905)	--	(652)	(307)	--	(2,864)
Cash payments	--	(248)	--	--	--	(248)
Additional charges/ adjustments	--	--	--	--	(45)	(45)
Balance, March 30, 2002	$ --	$1,097	$ --	$ --	$109	$1,206

Recent Accounting Pronouncements

Information concerning recent accounting pronouncements is incorporated by reference from Item 1 above, "Financial Statements" under Note 9 of Notes to Consolidated Financial Statements.

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

2 Currently, Our Revenues Are Inadequate To Support Our Operations.

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

We have incurred operating losses and declining revenues over the last five years. As a result, we have been and are continuing to investigate various strategic alternatives that could increase our liquidity. These alternatives may include one or more of the following:

     -     restructuring of our line of credit facility or entering into a new banking facility;

     -     additional equity infusions;

     -     sale of all or part of our operating assets; or

     -     strategic alliance, acquisition or business combination.

We will continue to explore these and other options that would provide additional capital for longer-term objectives and operating needs. It will be necessary for us to take one or more of these actions in order to have sufficient funds to support our operations. If we cannot achieve one or more of these options, we may be unable to achieve our currently contemplated business objectives or have enough funds to support our operations, which could affect our ability to continue as a going concern. As a result of our current liquidity constraints, the report of our independent accountants on our consolidated financial statements contains an explanatory paragraph related to this matter.

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

We are currently negotiating the terms of a stock purchase agreement for the sale of our Series I preferred stock. The Board of Directors appointed a committee of independent directors to consider and negotiate the final terms of this offering. We cannot assure that the final terms of the offering will be commercially reasonable or in the best interests of Exabyte or its shareholders. Additionally, if the offering does not close within a reasonable time, or does not close at all, we may not have enough funds to support our continued operations, which would harm our results of operations, financial position and ability to continue as a going concern.

We are also negotiating with a new lender a $25 million line of credit facility designed to provide us with greater liquidity than our existing line of credit currently provides. We cannot assure that the final terms of loan agreement will be commercially reasonable or in our best interests. Additionally, if we do not finalize the line of credit within a reasonable time, or at all, we may not have enough funds to support our continued operations, which would harm our results of operations, financial position and ability to continue as a going concern.

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

In May 2000, we entered into a bank line of credit agreement with Congress Financial Corporation, a subsidiary of First Union Bank Corporation. Currently, we can borrow up to the lesser of 80% of eligible accounts receivable plus 25 % of eligible finished goods inventory (as defined in the agreement and amendment) or $25,000,000. The line of credit prohibits the payment of dividends without prior bank approval and has a minimum net worth covenant and certain other covenants. The agreement contains certain acceleration clauses that may cause any outstanding balance to become immediately due in the event of default. The amount available to borrow under the line of credit varies each day based upon the levels of the underlying accounts receivable and inventories. As of March 30, 2002, the overall amount available to borrow was $16,146,000 and we had $13,494,000 in borrowings outstanding, $426,000 reserved under an outstanding letter of credit and a remaining borrowing capacity of $2,226,000. This loan is secured by our accounts receivable, inventory and other assets. The agreement contains a number of covenants that, among other things:

     -     restrict certain financial and other activities;

     -     requires us to maintain a minimum net worth; and

     -     eliminates the borrowing line if we experience any material adverse change.

As of March 30, 2002, we were in violation of the tangible net worth covenant under our line of credit. Because of the covenants and conditions to borrowing, our line of credit may not always be available to us. See "Liquidity and Capital Resources" under "Exabyte Management's Discussion and Analysis of Financial Condition and Results of Operations" above.

3 Risks Associated With Our Operations And Financial Results.

3.1 Nasdaq could delist Exabyte common stock if we do not reestablish compliance with Nasdaq's minimum bid price or continue to comply with financial, corporate governance, and other standards for continued listing.

Our common stock is listed on the Nasdaq National Market. In order to maintain our listing on the Nasdaq National Market we must meet minimum financial and other requirements. In March 2002, we received a notice from Nasdaq that our common stock would be subject to delisting as a result of our failure to satisfy the $1.00 per share minimum bid price requirement for 30 consecutive trading days. Our common stock must maintain a bid price of at least $1.00 for ten consecutive trading days prior to June 6, 2002 for us to avoid delisting procedures. Although we intend to request an appeal of any potential delisting notice and undertake measures, such as a reverse split, there can be no assurance that our common stock will remain listed on the Nasdaq National Market. Additional reasons for delisting include failure to maintain a minimum stockholders' equity, market value of our public float, and failure to timely file various reports with the SEC, as well as other requirements. There are also circumstances where Nasdaq may exercise broad discretionary authority for continued inclusion. If our common stock were delisted from Nasdaq for any reason, it could seriously reduce the value of our common stock and its liquidity.

3.2 Our limited available cash may impede our ability to obtain key components in a timely manner, which could harm our sales.

We are currently experiencing liquidity constraints which affect the amount of cash available to pay our vendors and suppliers pursuant to our contractual obligations. This constraint has in the past and will likely in the future cause our vendors to restrict shipments of key components necessary to build and sell our products. Any inability to obtain key components in a timely manner will restrict our ability to ship products and, as a result, harm our revenues and results of operations and financial condition.

3.3 Our success depends on many factors, including our ability to produce and sell our VXA® and M2™ tape drives, successfully develop and introduce future tape drive products, and become a strong automation company.

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

3.4 We experience certain risks specific to our outsourcing efforts for our VXA® tape drives, including terminating our main VXA® supply contract and unsuccessfully transferring our VXA® tape drive manufacturing from AIWA to Hitachi.

We currently purchase certain technology from AIWA for use in our VXA® tape drives, under the terms of a license agreement. To the extent that AIWA decides to no longer license this technology to us, we will be unable to produce these drives without considerable time and engineering effort. Even with this development, we can not assure that we would be able to duplicate this technology. Additionally, our ability to renegotiate our outstanding purchase obligations with AIWA is directly impacted by AIWA's ownership of our VXA® technology. We are still negotiating with Hitachi over the terms and conditions of a manufacturing and supply agreement for our VXA® drives. If we are unable to secure commercially reasonable terms for this manufacturing and supply agreement, our financial condition and results of operations would be harmed.

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

3.5 We experience many risks regarding our efforts to outsource tape drive manufacturing to Hitachi Digital Media Products Division of Hitachi, Ltd. and library manufacturing to Shinei International, including the termination of our supply agreement if product sales do not increase, the timely implementation of engineering product changes, the inability to obtain adequate levels of product from these sole suppliers, and the inability to adequately protect our intellectual property.

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

3.6 We experience certain risks specific to our outsourcing efforts for our M2™ tape drive and library products primarily associated with maintaining a duplicate manufacturing infrastructure during the transition phase.

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

3.7 We experience certain risks specific to our outsourcing efforts to Hitachi, including being dependant upon the supply of VXA® and M2™ tape drives, material costs associated with early termination of the agreements, and Hitachi's own internal business issues.

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

Hitachi announced that it is taking emergency management measures aimed at bringing about a prompt improvement in its business results. We do not know what impact these measures will have upon our relationship with Hitachi, and our ability to receive products from Hitachi on a timely manner, in sufficient quantities, of an adequate quality and on favorable terms.

3.8 We have encountered difficulties manufacturing our M2™ tape drive because of its complex design, which has harmed our ability to produce and sell the product. Our inability to successfully resolve these issues may harm our operating results.

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

3.9 We previously experienced problems introducing our Mammoth drive on time. If we experience similar problems with introducing future products, we could experience losses in market share and credibility, which would harm our operating results.

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

3.10 We rely on the sales to a small number of customers for a large portion of our overall sales.

The following chart expresses the sales percentages of Exabyte's three largest customers for the first quarter of 2002:

Ingram Micro	20%
Tech Data	15%
Digital Storage	11%
46%

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

3.11 We need to expand existing OEM customer relationships and develop new OEM customers in order to be successful.

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

3.12 We may be unable to increase our production to meet sudden, unexpected demands by OEM customers.

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

3.13 We automated competitive DLT technology late and may experience market share loss if we cannot automate in a timely manner new competitive technology developed in the future.

We lost market share in the library market because we delayed our decision to automate competitive DLT technology. Our inability to successfully automate future technologies could again negatively affect our library market share position, as well as our results of operations.

3.14 Media sales represented 40% of our revenues during the first quarter of 2002. Any shortfall in media sales could harm our results of operations.

Sales of media accounted for approximately 40% of our net revenue during the first quarter of 2002. To the extent media sales decline and are not replaced with additional revenue from our other products or services, our financial results, including our gross margin and revenues, may be adversely affected.

3.15 Our inability to obtain enough media from three suppliers has in the past and could in the future inhibit our production and sales of our tape drives and associated libraries.

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

3.18 Managing our inventory levels is important to us because excess inventory reduces cash available to us for funding our operations, or may cause us to write off excess inventory which negatively impacts our operating results.

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

3.19 We must accurately time the introduction and withdrawal of our products into and out of the data storage market because it affects our revenue and inventory levels.

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

3.20 If we do not continually enhance our tape technology to keep pace with our competitors, our products will not remain competitive.

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

     -     data storage density;

     -     data transfer rate;

     -     customer confidence and familiarity;

     -     product reliability; and

     -     price.

3.21 The storage backup market is very competitive and may cause us to decrease our product pricing or affect our product sales.

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

3.22 If companies introduce new technologies, such as optical disk, optical tape or DVD, into the data storage market, our tape products may become obsolete.

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

3.23 We must continue to develop and introduce technologically compelling automated library products which automate competitive storage technologies, such as AIT™, LTO™ Ultrium™, or DLTtape™, or other future non-tape technologies, in order for us to maintain or improve our sales and revenues.

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

3.24 Even though we take many steps to protect our proprietary rights, such as filing patents and executing non-disclosure agreements, our proprietary rights may not be fully protected. Additionally, someone may infringe on our proprietary rights, or we may infringe on someone else's proprietary rights, which could lead to costly and potentially damaging litigation.

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

3.25 We rely on third party manufacturers, which may weaken our intellectual property protection, create a reliance on the manufacturers to produce our products, or expose us to market risks associated with foreign manufacturers.

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

3.26 We rely on the information technology markets for workstations, mid-range computer systems and network systems to create demand for our products. Any slowing of these markets would adversely affect sales of our products.

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

3.27 The labor market in the high technology industry and Boulder, Colorado is competitive and we may have difficulty recruiting or keeping key, qualified employees.

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

3.28 Factors such as economic conditions, industry or market shifts, or product price erosion may cause our quarterly results of operations to fluctuate.

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

     -     industry shifts; and

     -     product price erosion.

3.29 Factors such as variations in our quarterly results of operations, progress in addressing issues with producing our M2™ tape drives and competitive press announcements may cause our stock price to fluctuate.

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

3.30 We may lose our entire investment in CreekPath should they fail to succeed or if the market in which CreekPath participates cannot sustain CreekPath's growth.

In December 1999, we formed a wholly-owned subsidiary, CreekPath Systems, Inc., to leverage our investments and expertise in SANs, Fibre Channel and Java-based software for storage resource management. In December 2000 and January 2001, in order for CreekPath to utilize outside financing, rather than our own capital, CreekPath completed a $17 million convertible preferred stock financing.

To date, we have invested approximately $5.4 million in CreekPath. Because of losses in CreekPath's financial results, we have expensed our entire carrying value as of March 30, 2002.

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

3.31 Foreign exchange rate fluctuations may harm our international sales, which represent almost one-third of our total revenue.

Our international sales accounted for approximately 28% of our total revenue for the first quarter of 2002. Direct international sales will probably continue to represent a significant portion of our revenue for the foreseeable future. In addition, many of our domestic customers ship a significant portion of our products to their customers in foreign countries.

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

3.33 Some of our subsidiaries operate in foreign countries. This could expose us to risks, such as adverse foreign exchange rate fluctuations or an inability to enforce our legal rights in those countries.

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

3.34 Foreign taxing authorities may assert that intercompany transactions between us and our subsidiaries were not in accordance with their tax laws, and they may try to assess material penalties against us for these alleged violations.

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

3.35 Regulations by the U.S. and other governments may impact our ability to trade with certain parties and/or export or import goods and services.

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

3.36 Third parties may bring claims against us for monetary damages suffered as a result of our products failing to backup or restore data. These monetary damages could be significant.

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

3.37 Any lawsuits by stockholders, which may allege claims such as we failed to adequately disclose material facts associated with our business, could lead to costly litigation or unfavorable settlement terms.

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

3.38 We rely on our IT systems to operate our businesses. There are significant costs associated with upgrading and maintaining our IT systems.

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

3.39 Our stockholder rights plan recently expired which could subject us to a hostile takeover attempt or adverse change in control if the other anti-takeover measures we previously adopted fail.

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

3.40 Sales of substantial amounts of Exabyte common stock after the business combination could materially adversely affect the market price of Exabyte common stock.

The investors in Exabyte Series H preferred stock have entered into contractual arrangements that limit the amount of shares of Exabyte common stock that they may sell into the public market after closing of the proposed business combination. Based on the number of shares of Exabyte common stock outstanding as of May 10, 2002, approximately 97% of the outstanding shares of Exabyte are currently eligible for resale and the balance of the shares will be eligible for resale 270 days after the business combination, subject to certain limitations that will apply to affiliates of Exabyte. Many of the former Ecrix stockholders that have received shares of Exabyte as a result of the business combination held restricted shares in Ecrix. These persons, as well as others, may use the business combination as a means to liquidate their investment. The sale of substantial amounts of Exabyte common stock following the business combination may cause substantial fluctuations in the price of Exabyte common stock.

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibit Index

Exhibit Number	Description

2.1	Agreement and Plan of Merger among Exabyte Corporation, Bronco Acquisition, Inc., Ecrix Corporation, Certain Lenders, and Certain Investors, Dated as of August 22, 2001 (11)
3.1	Restated Certificate of Incorporation. (1)
3.2	Certificate of Determination of Preference of Series A Junior Participating Preferred Stock. (2)
3.3	By-laws of the Company, as amended. (11)
3.4	Certificate of Designation of Series G Convertible Preferred Stock (10)
3.5	Certificate of Designation of Series H Convertible Preferred Stock
4.1	Article 4 of the Restated Certificate of Incorporation (included in Exhibit 3.1) (11)
4.2	Article 1 of the By-laws of Exabyte Corporation, as amended (included in Exhibit 3) (11)
4.3	Specimen stock certificate of Exabyte (11)
**10.1	Incentive Stock Plan, as amended and restated on January 16, 1997. (5)
**10.2	Stock Option Agreement used in connection with the Incentive Stock Plan. (8)
**10.3	1990 Employee Stock Purchase Plan. (4)
**10.4	Employee Stock Purchase Plan Offering used in connection with the 1990 Employee Stock Purchase Plan. (7)
**10.5	Form of participation agreement used in connection with the 1990 Employee Stock Purchase Plan. (3)
**10.6	1997 Non-officer Stock Option Plan, as amended and restated on January 19, 2001. (7)
**10.7	Stock Option Agreement used in connection with the 1997 Non- Officer Stock Option Plan. (7)
10.9	Form of Indemnity Agreement entered into by the Company with each director and executive officer of the Company. (10)
**10.10	Form of Severance Agreement entered into among the Company and its executive officers (11)
**10.11	2002 Officer Bonus Plan. (10)
10.12	Development Agreement, dated March 1, 2001, among Hitachi Digital Media Products Division of Hitachi, Ltd. and Exabyte Corporation. (10)
*10.13	Manufacturing and Purchase Agreement, dated March 1, 2001, among Nihon Exabyte Corporation and Exabyte Corporation. (10)
10.14	8mm Mechanical Components Purchase Agreement, dated December 11, 1996, among Hitachi Ltd. Electronic Sales Office, Exabyte Corporation and Nihon Exabyte Corporation. (6)
10.15	Exabyte Purchase Agreement between the Company and Singapore Shinei Sangyo PTE., Ltd., dated February 3, 1999 (11)
10.16	Amendment #A01 to Purchase Agreement between the Company and Singapore Shinei Sangyo, dated January 24, 2001 (11)
10.17	Supplier Managed Inventory Agreement between the Company and Singapore Shinei Sangyo, dated January 24, 2001 (11)
*10.18	Technology Transfer and License Agreement between AIWA Co. Ltd. and Ecrix Corporation, dated September 18, 2001. (13)
*10.19	Corporate Purchase Agreement between Compaq Computer Corporation and its Affiliates and Ecrix Corporation, dated October 1, 2001. (13)
10.20	Technology and Manufacturing License Agreement, between the Company and Plasmon LMS, Inc., dated September 27, 2001. (13)
10.21	Lease Agreement between Industrial Housing Company LLC and Ecrix Corporation, dated December 14, 1998, as amended (11)
10.22	Lease Agreement between Cottonwood Farms Ltd. and Ecrix Corporation, dated September 7, 1999, as amended (11)
10.23	Amendment to Lease between Cottonwood Land and Farms, Ltd. and Ecrix Corporation, dated April 15, 2000 (11)
10.24	Lease between Boulder Walnut LLC and Exabyte Corporation, dated October 1, 1999 (11)
10.25	Lease between Eastpark Associates, Ltd. and Exabyte Corporation, dated May 8, 1992 (11)

Exhibit Number	Description
10.26	Lease between Boulder 38(th) LLC and Exabyte Corporation, dated October 1, 1999 (11)
10.27	Lease between Eastpark Technology Center, Ltd. and Exabyte Corporation, dated December 9, 1991 (11)
10.28	Exabyte Share Purchase Agreement, dated as of April 12, 2001, among the Company and State of Wisconsin Investment Board. (10)
10.29

Loan and Security Agreement, dated as of May 16, 2000 (Line of Credit"), between Exabyte and Congress Financial Corporation (Southwest), a subsidiary of First Union National Bank ("Congress Financial") (9)

10.30	First Amendment to Loan and Security Agreement between Exabyte Corporation and Congress Financial, dated as of September 29, 2000 (12)
10.31	Second Amendment to the Line of Credit, between the Company and Congress Financial Corporation, a subsidiary of First Union National Bank, dated February 7, 2001. (10)
10.32	Third Amendment to Loan and Security Agreement, Waiver and Consent, between Exabyte Corporation and Congress Financial dated August 22, 2001 (11)
10.33	Fourth Amendment to Loan and Security Agreement, between the Company and Congress Financial Corporation, a subsidiary of First Union National Bank, dated November 9, 2001. (13)
10.34	Note Purchase Agreement, dated as of April 23, 2002, among the Company and Meritage Private Equity Fund, L.P. (14)
10.35	Note, dated as of April 23, 2002, from the Company to Meritage Private Equity Fund, L.P. (14

*  Certain portions of this exhibit have been omitted as confidential.

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

(2)	Filed as an Exhibit to the Company's Report on Form 8-K, as filed with SEC on January 26, 1991 and incorporated herein by reference.

(3)	Filed as an Exhibit to the Company's Registration Statement on Form S-8 (Registration No. 33-33414), as filed with the SEC on February 9, 1990 and incorporated herein by reference.

(4)	Filed as an Exhibit to the Company's Report on Form S-8 (Registration No. 333-09279), as filed with the SEC on July 31, 1996 and incorporated herein by reference.

(5)	Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q, filed with the SEC on November 12, 1997 and incorporated herein by reference.

(6)	Filed as an Exhibit to the Company's Annual Report on Form 10-K, filed with the SEC on March 19, 1997, and incorporated herein by reference.

(7)	Filed as an Exhibit to the Company's Report on Form S-8 (Registration No. 333-73011), as filed with the SEC on March 1, 2000 and incorporated herein by reference.

(8)	Filed as an Exhibit to the Company's Annual Report on Form 10-K, filed with the SEC on March 25, 1998, and incorporated herein by reference.

(9)	Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q, filed with the SEC on May 16, 2000 and incorporated herein by reference.

(10)	Filed as an Exhibit to the Company's Annual Report on Form 10-K, filed with the SEC on April 12, 2001, and incorporated herein by reference.

(11)	Filed as an Exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-4, filed with the SEC on October 5, 2001, and incorporated herein by reference.

(12)	Filed as an Exhibit to Amendment No. 2 to the Company's Registration Statement on Form S-4, filed with the SEC on October 9, 2001, and incorporated herein by reference.

(13)	Filed as an Exhibit to the Company's Annual Report on Form 10-K, filed with the SEC on March 22, 2002, and incorporated herein by reference.

(14)	Filed as an Exhibit to the Company's Report on Form 8-K, as filed with the SEC on May 8, 2002 and incorporated herein by reference.

(b)     Reports on Form 8-K

NONE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

EXABYTE CORPORATION
Registrant
Date	May 14, 2002	By	/s/ Craig G. Lamborn
Craig G. Lamborn Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)