Form 10-K/A
period 2001-12-29
EXABYTE CORP /DE/
filed 2002-08-05
CIK 855109

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A

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

PART IV

Item 14.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)3. Exhibit Index

Exhibit Number	Description
2.1	Agreement and Plan of Merger among Exabyte Corporation, Bronco Acquisition, Inc., Ecrix Corporation, Certain Lenders, and Certain Investors, Dated as of August 22, 2001 (11)
3.1	Restated Certificate of Incorporation. (1)
3.2	Certificate of Determination of Preference of Series A Junior Participating Preferred Stock. (2)
3.3	By-laws of the Company, as amended. (11)
3.4	Certificate of Designation of Series G Convertible Preferred Stock (10)
3.5	Certificate of Designation of Series H Convertible Preferred Stock
4.1	Article 4 of the Restated Certificate of Incorporation (included in Exhibit 3.1) (11)
4.2	Article 1 of the By-laws of Exabyte Corporation, as amended (included in Exhibit 3) (11)
4.3	Specimen stock certificate of Exabyte (11)
**10.1	Incentive Stock Plan, as amended and restated on January 16, 1997. (5)
**10.2	Stock Option Agreement used in connection with the Incentive Stock Plan. (8)
**10.3	1990 Employee Stock Purchase Plan. (4)
**10.4	Employee Stock Purchase Plan Offering used in connection with the 1990 Employee Stock Purchase Plan. (7)
**10.5	Form of participation agreement used in connection with the 1990 Employee Stock Purchase Plan. (3)
**10.6	1997 Non-officer Stock Option Plan, as amended and restated on January 19, 2001. (7)
**10.7	Stock Option Agreement used in connection with the 1997 Non- Officer Stock Option Plan. (7)
10.9	Form of Indemnity Agreement entered into by the Company with each director and executive officer of the Company. (10)
**10.10	Form of Severance Agreement entered into among the Company and its executive officers (11)
**10.11	2002 Officer Bonus Plan.
10.12	Development Agreement, dated March 1, 2001, among Hitachi Digital Media Products Division of Hitachi, Ltd. and Exabyte Corporation. (10)
*10.13	Manufacturing and Purchase Agreement, dated March 1, 2001, among Nihon Exabyte Corporation and Exabyte Corporation. (10)
10.14	8mm Mechanical Components Purchase Agreement, dated December 11, 1996, among Hitachi Ltd. Electronic Sales Office, Exabyte Corporation and Nihon Exabyte Corporation. (6)
10.15	Exabyte Purchase Agreement between the Company and Singapore Shinei Sangyo PTE., Ltd., dated February 3, 1999 (11)
10.16	Amendment #A01 to Purchase Agreement between the Company and Singapore Shinei Sangyo, dated January 24, 2001 (11)
10.17	Supplier Managed Inventory Agreement between the Company and Singapore Shinei Sangyo, dated January 24, 2001 (11)
Exhibit Number	Description
10.18	Technology Transfer and License Agreement between AIWA Co. Ltd. and Ecrix Corporation, dated September 18, 2001.
*10.19	Corporate Purchase Agreement between Compaq Computer Corporation and its Affiliates and Ecrix Corporation, dated October 1, 2001.
10.20	Technology and Manufacturing License Agreement, between the Company and Plasmon LMS, Inc., dated September 27, 2001.
10.21	Lease Agreement between Industrial Housing Company LLC and Ecrix Corporation, dated December 14, 1998, as amended (11)
10.22	Lease Agreement between Cottonwood Farms Ltd. and Ecrix Corporation, dated September 7, 1999, as amended (11)
10.23	Amendment to Lease between Cottonwood Land and Farms, Ltd. and Ecrix Corporation, dated April 15, 2000 (11)
10.24	Lease between Boulder Walnut LLC and Exabyte Corporation, dated October 1, 1999 (11)
10.25	Lease between Eastpark Associates, Ltd. and Exabyte Corporation, dated May 8, 1992 (11)
10.26	Lease between Boulder 38(th) LLC and Exabyte Corporation, dated October 1, 1999 (11)
10.27	Lease between Eastpark Technology Center, Ltd. and Exabyte Corporation, dated December 9, 1991 (11)
10.28	Exabyte Share Purchase Agreement, dated as of April 12, 2001, among the Company and State of Wisconsin Investment Board. (10)
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Boulder, State of Colorado, on August 2, 2002.

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

/s/ Juan A. Rodriguez	Interim President and Chief	August 2, 2002
Juan A. Rodriguez	Executive Officer (Principal Executive Officer)

/s/ Craig G. Lamborn	Vice President, Chief Financial	August 2, 2002
Craig G. Lamborn	Officer (Principal Financial and
Accounting Officer)

/s/ Stephen F. Smith	Vice President, General Counsel	August 2, 2002
Stephen F. Smith	and Secretary

/s/ William J. Almon, Sr.	Director	August 2, 2002
William J. Almon, Sr.

/s/ Peter D. Behrendt	Director	August 2, 2002
Peter D. Behrendt

/s/ A. Laurence Jones	Director	August 2, 2002
A. Laurence Jones

/s/ Thomas E. Pardun	Director	August 2, 2002
Thomas E. Pardun

/s/ G. Jackson Tankersley, Jr.	Director	August 2, 2002
G. Jackson Tankersley, Jr.