Form 10-Q
period 2002-06-29
EXABYTE CORP /DE/
filed 2002-08-13
CIK 855109

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR SECTION 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2002

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
Yes ___X___   No ______

As of August 12, 2002, there were 33,453,942 shares outstanding of the Registrant's Common Stock (par value $0.001 per share).

EXABYTE CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets--December 29, 2001 and June 29, 2002	3

Consolidated Statements of Operations--Three and Six Months Ended June 30, 2001 and June 29, 2002	4-5

Consolidated Statements of Cash Flows--Six Months Ended June 30, 2001 and June 29, 2002	6-7

Notes to Consolidated Financial Statements	8-16

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	17-27

Item 3. Quantitative and Qualitative Disclosures About Market Risk	27

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders	28

Item 6. Exhibits and Reports on Form 8-K	29-31

PART I

Item 1. Financial Statements

Exabyte Corporation and Subsidiaries Consolidated Balance Sheets
(Unaudited) (In thousands, except per share data)	December 29, 2001	June 29, 2002
ASSETS
Current assets:
Cash and cash equivalents	$ 2,197	$1,118
Restricted cash equivalents	451	282
Short-term investments	90	--
Accounts receivable, less allowance for doubtful accounts and reserves for customer returns and credits of $4,831 and $4,995, respectively	26,428	32,219
Inventories, net	29,305	22,066
Other current assets	1,677	1,103
Total current assets	60,148	56,788
Property and equipment, net	12,125	8,111
Goodwill	10,149	10,149
Other long-term assets	808	780
Total long-term assets	23,082	19,040
	$83,230	$75,828
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, including book overdrafts of $0 and $1,622, respectively...	$ 16,781	$ 25,588
Accrued liabilities	17,145	18,534
Line of credit	12,291	12,130
Bridge loan	--	1,005
Current portion of long-term obligations	2,665	2,139
Total current liabilities	48,882	59,396
Long-term liabilities:
Warranties	8,760	6,338
Other long-term obligations	834	697
Commitments and contingencies (see Note 11)
Stockholders' equity:
Preferred stock, no series; $.001 par value; 8,350 shares authorized; no shares issued and outstanding	--	--
Preferred stock, series A; $.001 par value; 500 shares authorized; no shares issued and outstanding	--	--
Convertible preferred stock, series G; $.001 par value; 1,500 shares authorized; 1,500 shares issued; $3,341 aggregate liquidation preference at June 29, 2002	1	1
Convertible preferred stock, series H; $.001 par value; 9,650 shares authorized; 9,650 shares issued; $9,650 aggregate liquidation preference at June 29, 2002	10	10
Convertible preferred stock, series I; $.001 par value; 10,000 shares authorized; 3,890 shares issued; $7,839 aggregate liquidation preference at June 29, 2002	--	4
Common stock, $.001 par value; 100,000 shares authorized; 33,464 shares issued	33	33
Capital in excess of par value	90,262	94,628
Treasury stock, at cost, 455 shares	(2,742)	(2,742)
Accumulated deficit	(62,810)	(82,537)
Total stockholders' equity	24,754	9,397
	$83,230	$75,828

The accompanying notes are an integral part of the consolidated financial statements.

Exabyte Corporation and Subsidiaries Consolidated Statements of Operations

(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	June 30, 2001	June 29, 2002

Net sales	$39,412	$35,649
Cost of goods sold	31,163	27,196
Gross profit	8,249	8,453

Operating expenses:
Selling, general and administrative	9,513	7,070
Research and development	5,291	6,273
Total operating expenses	14,804	13,343

Loss from operations	(6,555)	(4,890)

Other income (expense):
Gain from sale of investment	1,719	1,500
Interest income	45	10
Interest expense	(412)	(1,007)
Translation/remeasurement loss	(167)	(959)
Other	152	(362)

Loss before income taxes	(5,218)	(5,708)

(Provision for) benefit from income taxes	(41)	104
Net loss	$(5,259)	$(5,604)

Deemed dividend related to beneficial conversion feature of Series I preferred stock	--	(2,639)

Net loss available to common shareholders	$(5,259)	$(8,243)

Basic and diluted net loss per share	$(0.23)	$(0.25)

Common shares used in the calculation of basic and diluted net loss per share	22,788	32,927

The accompanying notes are an integral part of the consolidated financial statements.

Exabyte Corporation and Subsidiaries Consolidated Statements of Operations

(Unaudited)
(In thousands, except per share data)

	Six Months Ended
	June 30, 2001	June 29, 2002

Net sales	$88,464	$72,254
Cost of goods sold	76,721	63,092
Gross profit	11,743	9,162

Operating expenses:
Selling, general and administrative	20,846	15,867
Research and development	14,192	13,641
Total operating expenses	35,038	29,508

Loss from operations	(23,295)	(20,346)

Other income (expense):
Gain from sale of investment	1,719	1,500
Sale of technology	--	1,200
Interest income	56	25
Interest expense	(914)	(1,315)
Translation/remeasurement loss	(381)	(776)
Other	397	(462)

Loss before income taxes	(22,418)	(20,174)

(Provision for) benefit from income taxes	(48)	447
Equity interest in net loss of investee	(343)	--
Net loss	$(22,809)	$(19,727)

Deemed dividend related to beneficial conversion feature of Series I preferred stock	--	(2,639)

Net loss available to common shareholders	$(22,809)	$(22,366)

Basic and diluted net loss per share	$(1.00)	$(0.68)

Common shares used in the calculation of basic and diluted net loss per share	22,783	32,911

The accompanying notes are an integral part of the consolidated financial statements.

Exabyte Corporation and Subsidiaries Consolidated Statements of Cash Flows

(Unaudited)
(In thousands)

	Six Months Ended
	June 30, 2001	June 29, 2002

Cash flows from operating activities:
Cash received from customers	$ 99,588	$ 66,500
Cash paid to suppliers and employees	(103,583)	(71,042)
Interest received	59	25
Interest paid	(913)	(1,315)
Income taxes paid	(62)	(22)
Income tax refund received	--	441
Net cash used by operating activities	(4,911)	(5,413)

Cash flows from investing activities:
Proceeds from the sale of investments	1,719	1,590
Capital expenditures	(1,226)	(3,101)
Proceeds from the sale of fixed assets	11	22
Net cash provided (used) by investing activities	504	(1,489)

Cash flows from financing activities:
Net proceeds from issuance of stock	3,045	3,753
Proceeds from issuance of bridge loan and related warrants	--	1,000
Cash overdraft	(1,258)	1,622
Decrease in restricted cash	--	169
Borrowings under line of credit	104,787	73,343
Payments on line of credit	(102,757)	(73,504)
Principal payments on long-term obligations	(500)	(560)
Net cash provided by financing activities	3,317	5,823

Net decrease in cash and cash equivalents	(1,090)	(1,079)
Cash and cash equivalents at beginning of period	3,159	2,197

Cash and cash equivalents at end of period	$ 2,069	$ 1,118

The accompanying notes are an integral part of the consolidated financial statements.

Exabyte Corporation and Subsidiaries Consolidated Statements of Cash Flows

(Unaudited)
(In thousands)

	Six Months Ended
	June 30, 2001	June 29, 2002

Reconciliation of net loss to net cash used by operating activities:
Net loss	$(22,809)	$(19,727)
Adjustments to reconcile net loss to net cash used by Operating activities:
Depreciation, amortization and other	4,727	3,545
Write-down of assets	--	3,548
Provision for losses and reserves on accounts receivable	468	2,286
Equity in loss of investee	343	--
Gain on sale of investment	(1,719)	(1,500)
Stock compensation expense	--	78
Non-cash interest expense	--	516

Change in assets and liabilities:
Accounts receivable	10,439	(8,077)
Inventories, net	8,374	7,239
Other current assets	(297)	574
Other assets	(37)	28
Accounts payable	(1,797)	7,185
Accrued liabilities	(4,276)	1,389
Other long-term obligations	1,673	(2,497)

Net cash used by operating activities	$(4,911)	$(5,413)

The accompanying notes are an integral part of the consolidated financial statements.

Exabyte Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)

Note 1-ACCOUNTING PRINCIPLES AND OPERATIONS

The consolidated balance sheet as of June 29, 2002, the consolidated statements of operations for the three and six months ended June 29, 2002 and June 30, 2001, as well as the consolidated statements of cash flows for the six months ended June 29, 2002 and June 30, 2001, have been prepared by Exabyte Corporation ("Exabyte" or the "Company") without an audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation thereof, have been made.

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

Financial Condition

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses over the last five years, negative cash flows from operations over the last three years, and had an accumulated deficit of $82,537,000 as of June 29, 2002. Additionally, as of June 29, 2002, the Company had $1,118,000 in cash, cash equivalents and short-term investments and $3,304,000 of remaining borrowing capacity under its line of credit with Congress Financial Corporation.

The above factors raise substantial doubt about whether the Company can continue as a going concern. Therefore, the Company is currently reassessing its business and investigating various strategic alternatives that would result in increased liquidity. These alternatives may include one or more of the following:

        -     additional equity infusions;

        -     restructuring of current operations;

        -     sale of all or part of the Company's operating assets; or

        -     strategic alliance or business combination.

The Company will continue to explore these and other options that would provide additional capital for its longer-term objectives and operating needs. It will be necessary for the Company to take one or more of these actions in order to have sufficient funds to support its operations. Should the Company not be successful in achieving one or more of these actions, it is possible that the Company may not be able to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On June 18, 2002, the Company entered into a $25,000,000 line of credit facility with Silicon Valley Bank designed to provide greater liquidity than the Company's previous line of credit provided. This agreement expires in June 2005. It allows for borrowings for up to 75% of eligible accounts receivable plus the lesser of (1) 25% of eligible finished goods inventory; (2) 50% of the appraised forced liquidation value of eligible finished goods inventory, (3) $2,500,000 or (4) 15% of our eligible accounts receivable. Eligible accounts receivable excludes invoices greater than 60 days past due, some foreign receivables and other items identified in the agreement. Eligible finished goods inventory excludes slow moving inventory and other items identified in the agreement. Collateral for this agreement includes accounts receivable, inventory, fixed assets and other assets. All borrowings during the second quarter were under the previous line of credit with Congress Financial Corporation and there were no outstanding balances under this new line of credit at June 29, 2002. Subsequently, the Company paid off and terminated its previous line of credit and borrowed funds under this new line of credit. As of June 29, 2002, the Company was in default of the tangible net worth covenant of this line of credit. The Company is currently in discussions with the bank regarding this default.

Note 2-INVENTORIES

Inventories, net of reserves for excess of quantities and obsolescence, consist of the following:

(In thousands)	December 29, 2001	June 29, 2002

Raw materials and component parts	$19,184	$12,100
Work-in-process	1,293	1,093
Finished goods	8,828	8,873
	$29,305	$22,066

Note 3-BASIC AND DILUTED EARNINGS PER SHARE

Options to purchase 6,164,000 and 5,631,000 shares of common stock were excluded from dilutive stock option calculations for the second quarter of 2001 and 2002, respectively, because their exercise prices were greater than the average fair market value of the Company's stock for the period, and as such they would be anti-dilutive. Excluded from first quarter dilutive stock option calculations for 2001 and 2002 were 7,097,000 and 6,237,000 options to purchase common stock respectively, for this same reason.

Additionally, options to purchase 1,169,000 and 7,432,000 shares of common stock, respectively, were excluded from the computation of diluted earnings per share for the second quarter of 2001 and 2002, respectively, as these options are anti-dilutive as a result of the net loss incurred. Excluded from first quarter dilutive share calculations for 2001 and 2002 were 86,000 and 5,440,000 options to purchase common stock, respectively, for this same reason.

The assumed conversion of preferred stock, which is both convertible and participating, into 17,422,000 shares of common stock has been excluded from the calculation of basic earnings per share for the second quarter of 2002, as these shares are anti-dilutive as a result of the net loss incurred. In addition, accumulated preferred dividends equal to 268,000 shares of common stock have been excluded from the calculation of diluted earnings per share for the second quarter of 2002, as a result of their anti-dilutive effect.

Since June 29, 2002, the Company has issued 7,000,000 shares of stock options at an exercise price of $1.19, which could have a dilutive effect on future diluted net income per common share.

Note 4-SERIES I PREFERRED STOCK

On May 17, 2002, the Company issued 3,901,200 shares of Series I preferred stock at a price of $1.00 per share for cash proceeds of $3,890,000. On July 31, 2002, the Company issued an additional 4,536,300 shares of Series I preferred stock at a price of $1.00 per share in exchange for cash proceeds of $3,459,000 and the conversion of $1,051,000 in bridge loans and accrued interest. Included in the total 8,437,500 shares of Series I preferred stock issued were 37,500 shares issued as an introduction fee. Under the terms of the Series I purchase agreement, Exabyte issued 8,400,000 shares of Series I preferred stock at a price of $1.00 per share, and 37,500 shares of Series I preferred stock as an introduction fee, for a total of 8,437,500 shares of Series I preferred stock. The Series I preferred shares can convert into shares of common stock at a price of $0.5965 per share. The difference between the conversion price of the Series I preferred stock and the fair value of the Company's common stock on May 17, 2002 resulted in a beneficial conversion feature in the amount of $2,639,000 for the shares issued pursuant to the first closing. The difference between the conversion price of the Series I preferred stock and the fair value of the Company's common stock on July 31, 2002 resulted in a beneficial conversion feature in the amount of $1,918,000 for the shares issued pursuant to the second closing. These amounts were calculated in accordance with EITF 98-5 "Accounting for Convertible Securities With Beneficial Conversion Features or Contingently Adjustable Conversion Features" and EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments". The beneficial conversion feature for the first closing was reflected as a deemed dividend in the statement of operations for the three and six months ended June 29, 2002 and the beneficial conversion feature for the second closing will be recognized as a deemed dividend in the third quarter of 2002. The holders of the Series I preferred stock are entitled to vote with the shares of common stock (and not as a separate class) on an as-converted basis at any annual or special meeting of the Company's stockholders; provided, however that without prior written consent of a majority of the outstanding Series I preferred stock, the Company may not take certain actions, including asset transfer or acquisition (which terms are defined in the Certificate of Designation). The Company also has the right, but not the obligation to redeem some or all of the outstanding shares of Series I preferred stock at the earlier of May 17, 2003 or the date of a change in control at a price per share equal to the liquidation value. Series I preferred stock has a liquidation preference($7,839,000 as of June 29, 2002) over common stock.

In connection with the issuance of the Series I preferred stock, the holders of the Series I preferred stock received the right to receive, for no additional consideration, warrants to purchase shares of common stock. The warrants are issuable upon any redemption or other involuntary retirement of Series I preferred stock by Exabyte (other than pursuant to a conversion of shares of Series I preferred stock or a reclassification or exchange of such shares for other securities that preserve in all respects the benefits of the conversion rights of the Series I preferred stock). The number of shares of common stock issuable upon exercise of the warrants will be equal to the number of shares of common stock issuable upon conversion of the Series I preferred stock redeemed at a per-share exercise price equal to the conversion price in effect on the date of such redemption. The issuance of these warrants represents a contingent beneficial conversion feature in accordance with EITF 98-5. Should the warrants be issued, the difference between the effective conversion price of the Series I preferred stock and the fair value of common stock will be recorded as a deemed dividend.

Holders of the outstanding shares of Series I preferred stock, in preference to the holders of Exabyte's other preferred and common stock, will be entitled to receive, when, as and if declared by the board of directors, dividends in an amount per share calculated at a compound annual rate of 12% of the original issue price of the Series I preferred stock. All dividends will be cumulative, whether or not declared, and will be payable quarterly in arrears. Commencing on the earlier of January 1, 2007 or the date of a change in control, the dividend rate will increase to 15% per annum. Upon conversion of any shares of Series I preferred stock, any accrued but unpaid dividends shall be paid in cash or, at the option of the holder, in shares of common stock at the conversion price per common share.  The conversion of the dividends into common stock represents a contingent beneficial conversion feature in accordance with EITF 98-5. Should the dividends be converted into shares of common stock in conjunction with the conversion of Series I preferred stock, the difference between the effective conversion price of the Series I preferred stock and the fair value of common stock will be recorded as a deemed dividend.

Note 5-BRIDGE LOAN

On April 23, 2002, the Company received a $1,000,000 bridge loan from a current investor in the Company, Meritage Private Equity Fund, L.P. The bridge loan accrued interest at a rate of 18% per annum and matured on July 31, 2002. Pursuant to the bridge loan, the Company issued Meritage Private Equity Funds a warrant, with a ten year life, to purchase 100,000 shares of common stock at an exercise price of $0.83 per share. The Company valued the warrants using a Black-Scholes valuation model and recorded $541,000 of debt discount related to the value of the warrants and the resultant beneficial conversion feature. The beneficial conversion feature was calculated in accordance with EITF 98-5 "Accounting for Convertible Securities With Beneficial Conversion Features or Contingently Adjustable Conversion Features" and EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments". The Company amortized $516,000 of debt discount to interest expense in the second quarter of 2002. The remaining debt of $25,000 discount was amortized to interest expense on July 31, 2002 when the bridge loan converted into Series I preferred stock as part of the second closing of the Series I offering.

Note 6-RESTRUCTURINGS

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

Approximately $70,000 of these restructuring costs were paid during the second quarter of 2002. Approximately $1,116,000 of accruals related to this restructuring remain at June 29, 2002 and are expected to be paid by the end of 2002.

The following table summarizes the activity to date related to the restructuring which occurred in the third quarter of 2000:

(In thousands)	Severance and Related	Excess Facilities	Inventory Write-Down	Fixed Asset Write-Down	Other	Total

Restructuring charges	$1,613	$ 718	$879	$389	$300	$3,899
Asset write-downs	--	--	(879)	--	--	(879)
Loss on sale of assets	--	--	--	(56)	--	(56)
Cash payments	(360)	--	--	--	(139)	(499)
Additional charges/ adjustments	74	41	--	(333)	(55)	(273)
Balance, December 30, 2000	1,327	759	--	--	106	2,192

Cash payments	(561)	(33)	--	--	(57)	(651)
Additional charges/ adjustments	(58)	(229)	--	--	(49)	(336)
Balance, December 29, 2001	708	497	--	--	--	1,205

Cash payments	(75)	(63)	--	--	--	(138)
Additional charges/ adjustments	(10)	(6)	--	--	--	(16)
Balance, March 30, 2002	$ 623	$ 428	$--	$--	$--	$1,051

Cash payments	(8)	(62)	--	--	--	(70)
Additional charges/ adjustments	84	51	--	--	--	135
Balance, June 29, 2002	$ 699	$ 417	$--	$--	$--	$1,116

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

Approximately $784,000 of severance and $109,000 of other cost were paid during the second quarter of 2002. Approximately $300,000 of accruals related to this restructuring remain at June 29, 2002. We anticipate these restructuring activities will be completed by the end of the third quarter of 2002.

The following table summarizes the activity to date related to the restructuring which occurred in the first quarter of 2002:

(In thousands)	Fixed Asset Write-Down	Severance and Related	Inventory Write- Down	Excess Facilities	Other	Total

Restructuring charges	$1,905	$1,345	$652	$307	$154	$4,363
Asset write-downs	(1,905)	--	(652)	(307)	--	(2,864)
Cash payments	--	(248)	--	--	--	(248)
Additional charges/ adjustments	--	--	--	--	(45)	(45)
Balance, March 30, 2002	$--	$1,097	$--	$--	$109	$1,206

Cash payments	--	(784)	--	--	(109)	(893)
Additional charges/ adjustments	--	(13)	--	--	--	(13)
Balance, June 29, 2002	$--	$300	$--	$--	$--	$300

During the first quarter, pursuant to the Company's restructuring, the Company also expensed $1,089,000 in software and $204,000 in leasehold improvements. However, these costs do not qualify as restructuring costs.

Note 7-SEGMENT, GEOGRAPHIC AND SALES INFORMATION

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

The following table details revenues from external customers by geographic area (foreign revenue is based on the country in which the customer is located):

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2001	June 29, 2002	June 30, 2001	June 29, 2002

United States	$27,622	$26,460	$62,233	$52,954
Europe/Middle East	8,437	6,291	18,382	13,860
Pacific Rim	3,038	2,567	6,210	4,690
Other	315	331	1,639	750
	$39,412	$35,649	$88,464	$72,254

The following table presents revenue by product line:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2001	June 29, 2002	June 30, 2001	June 29, 2002

Drives	$12,986	$9,010	$27,592	$19,890
Libraries	10,952	9,094	21,322	17,728
Media	12,780	17,041	31,945	31,836
Service, spares, and other	3,147	2,361	6,449	4,945
Sales allowances	(453)	(1,857)	1,156	(2,145)
	$39,412	$35,649	$88,464	$72,254

The following table summarizes sales to major customers:

	Net Sales		% of Total Net Sales
	Three Months Ended		Three Months Ended
(In thousands)	June 30, 2001	June 29, 2002	June 30, 2001	June 29, 2002

Digital Storage	$2,185	$8,436	5.5%	23.7%
Ingram Micro	8,315	7,078	21.1	19.9
Tech Data	4,120	5,330	10.4	15.0
IBM	4,685	2,541	11.9	7.1

No other customers accounted for 10% or more of sales in any of these periods.

	Net Sales		% of Total Net Sales
	Six Months Ended		Six Months Ended
(In thousands)	June 30, 2001	June 29, 2002	June 30, 2001	June 29, 2002

Digital Storage	$7,253	$12,349	8.2%	17.1%
Ingram Micro	14,482	14,522	16.4	20.1
Tech Data	8,779	10,972	9.9	15.2
IBM	9,649	4,946	10.9	6.8

No other customers accounted for 10% or more of sales in any of these periods.

The following table details long-lived asset information by geographic area:

(In thousands)	December 29, 2001	June 30, 2002

United States	$20,148	$18,559
Europe	2,590	161
Pacific Rim	250	254
Other	94	66
	$23,082	$19,040

Note 8-SALE OF OWNERSHIP INTEREST IN INVESTEE

On June 28, 2002 Exabyte sold its remaining ownership interest in CreekPath Systems, Inc. for total proceeds of $1,500,000, resulting in a gain of $1,500,000. The Company recorded this investment under the equity method, and losses during 2000 and 2001 had resulted in a carrying amount of $0 since the first quarter of 2001.

Note 9-SALE OF TECHNOLOGY

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

Note 10-GOODWILL

On November 9, 2001, the Company completed a business combination with Ecrix Corporation ("Ecrix"). The aggregate purchase price paid for the acquisition was $10,015,000. The excess of the purchase price over the amounts allocated to tangible assets acquired, less liabilities assumed, of $10,149,000 was recorded as goodwill. The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("FAS 142"), which became effective for the Company on January 1, 2002. Under FAS 142, goodwill is no longer amortized. Rather, it is tested for impairment upon adoption and on an annual basis. The Company adopted FAS 142 on January 1, 2002. The Company has determined that it has one reporting unit under this pronouncement and there is no impairment of the Company's goodwill as of the date of adoption.

Note 11-COMMITMENTS AND CONTINGENCIES

The Company is, from time to time, subjected to certain claims, assertions or litigation by outside parties as part of its ongoing business operations. The outcomes of any such contingencies are not expected to have a material adverse impact on the consolidated financial condition, results of operations or cash flows of the Company.

On December 21, 2001, the Company entered into an agreement with SCI Systems, Inc. to purchase certain inventory. Under the agreement, the Company is obligated to purchase $1,402,000 in specified inventory between the date of the agreement and September 30, 2002.

The Company entered into a development agreement with Hitachi Ltd. on March 1, 2001 for the development of certain M3™ components and manufacture of engineering prototypes. In an agreement between the parties dated March 28, 2002, costs for development and tooling under this agreement were finalized at 300,500,000 Yen. Accrued liabilities of $2,517,000 related to this agreement are recorded at June 29, 2002. Approximately $1,605,000 was capitalized as fixed assets, and $912,000 was expensed. Expenses include engineering costs of $309,000, expensed equipment that will not be used in operations of $351,000 and translation adjustments of $252,000.

Note 12--RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("FAS 145"). This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to the sale-leaseback transactions. FAS 145 is effective for the Company for fiscal year 2002. The adoption of FAS 145 did not have a significant effect on the Company's results of operations or its financial position.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("FAS 146"). This statement requires costs associated with exit or disposal activities, such as lease termination or employee severance costs, to be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. FAS 146 replaces Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)," which previously provided guidance on this topic. FAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management believes that the adoption of FAS 146 will not have a significant effect on the Company's results of operations or its financial position.

Note 13-SUBSEQUENT EVENTS

Restructuring

On July 8, 2002 the Company announced a restructuring that will result in a reduction of approximately 100 positions by the end of August, 2002. Costs related to this restructuring consist of severance of approximately $350,000.

Aiwa Obligation

Upon the merger with Ecrix, the Company assumed a liability to Aiwa CO., LTD., ("Aiwa") for parts and equipment that were either purchased or committed to by Ecrix. As of June 29, 2002, the amountowed to Aiwa was $4,701,000. On July 12, 2002, the Company renegotiated this agreement due to disagreements between the parties related to the value of certain inventory and equipment. The Company agreed to pay $2,000,000 to settle the amount due, of which $1,000,000 is due immediately, and the remainder is due in installments in the amount of $250,000 payable November 30, 2002, March 31, 2003, June 30, 2003, and September 30, 2003. The adjustment in the settlement value will be recorded as a decrease to the goodwill related to the merger with Ecrix during the third quarter of 2002.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains forward-looking statements that involve future risks and uncertainties. We may achieve different results than those anticipated in these forward-looking statements. The actual results that we achieve may differ materially from any forward-looking statements due to such risks and uncertainties. We have attempted to identify forward-looking statements in bold print. Additionally, words such as "believes," "anticipates," "expects," "intends," "plans" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the "Risk Factors" sections of our filings currently on file with the Securities and Exchange Commission, including but not limited to the Form S-3/A filed with the Commission on August 5, 2002.

Overview And Recent Developments

We are a leading provider of information storage products, including tape drive products, automated tape libraries and recording media. Our strategic focus is data backup and archival applications for workstations, midrange computer systems and networks. Computer manufacturers and resellers require a variety of storage products, which vary in price, performance, capacity and form-factor characteristics as their needs for reliable data backup and archival storage increase. Our strategy is to offer a number of products to address a broad range of these requirements.

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

Results of Operations

The following table sets forth our operating results as a percentage of sales for each period presented.

	Three Months Ended		Six Months Ended
	June 30, 2001	June 29, 2002	June 30, 2001	June 29, 2002

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	79.1	76.3	86.7	87.3

Gross profit	20.9	23.7	13.3	12.7
Operating expenses:
Selling, general and administrative	24.1	19.8	23.6	22.0
Research and development	13.4	17.6	16.0	18.9
Total operating expenses	37.5	37.4	39.6	40.9

Loss from operations	(16.6)	(13.7)	(26.3)	(28.2)

Other income (expense):
Gain from sale of investment	4.3	4.2	1.9	2.1
Sale of technology	--	--	--	1.7
Interest income	0.1	--	0.1	--
Interest expense	(1.0)	(2.8)	(1.0)	(1.8)
Translation/remeasurement loss	(0.4)	(2.7)	(0.4)	(1.1)
Other	0.4	(1.0)	0.4	(0.6)

Loss before income taxes	(13.2)	(16.0)	(25.3)	(27.9)
(Provision for) benefit from income taxes	(0.1)	0.3	(0.1)	0.6
Equity interest in net loss of investee	--	--	(0.4)	--

Net loss	(13.3)%	(15.7)%	(25.8)%	(27.3)%

Net Sales

The following tables present our revenue by product in absolute dollars and as a percentage of sales for each period presented.

(In thousands)	Three Months Ended		Six Months Ended
	June 30, 2001	June 29, 2002	June 30, 2001	June 29, 2002

8mm drives:
Eliant™820, Mammoth- LT, Mammoth, M2™ , VXA®-1and VXA®-2	$12,951	$9,006	$27,546	$19,862
8mm libraries:
EZ17™, 215, 430, X80, X200 and Autopak	8,674	5,871	14,852	11,946
LTO™ libraries:
110L and 221L	676	2,836	1,549	5,405
Media	12,780	17,041	31,946	31,836
Service, spares and other	3,147	2,361	6,449	4,945
End-of-life drives and libraries(x)	1,637	391	4,966	405
Sales allowances	(453)	(1,857)	1,156	(2,145)
	$39,412	$35,649	$88,464	$72,254

As a percentage of net sales:

	Three Months Ended		Six Months Ended
	June 30, 2001	June 29, 2002	June 30, 2001	June 29, 2002

8mm drives:
Eliant™820, Mammoth- LT, Mammoth, M2™ , VXA®-1 and VXA®-2	32.9%	25.3%	31.2%	27.5%
8mm libraries:
EZ17™, 215M, 430M, X80, X200 and Autopak	22.0	16.5	16.8	16.5
LTO™ libraries:
110L and 221L	1.7	7.9	1.8	7.5
Media	32.4	47.8	36.1	44.1
Service, spares and other	8.0	6.6	7.2	6.8
End-of-life drives and libraries(x)	4.1	1.1	5.6	0.6
Sales allowances	(1.1)	(5.2)	1.3	(3.0)
	100.0%	100.0%	100.0%	100.0%

(x) Prior year amounts and percentages reflect current year classifications of end-of-life products.

Our net sales decreased by 9.5% from $39,412,000 in the second quarter of 2001 to $35,649,000 in the second quarter of 2002. In comparing net sales from the second quarter of 2001 to the second quarter of 2002, there were several significant differences:

        --   Sales of older generation 8mm tape drives (Eliant™820, Mammoth-LT and Mammoth)
             decreased by $5,138,000 as a result of these products approaching the end of their product life cycles. Decreases were primarily in the OEM channel.

        --   Sales of M2 tape drives decreased $1,304,000 from the second quarter of 2001 to the second quarter of 2002, due to the general slowdown in the economy as well as reliability issues which have resulted in M2™ tape drives not achieving the market momentum that was expected and that may also have impacted the sales of library products containing M2™ tape drives. We have focused considerable attention addressing both hardware and firmware issues. We believe these efforts have resulted in a much improved version of the tape drive which is currently being marketed.

        --   Sales of VXA®-1 and VXA®-2 tape drives were $2,497,000. VXA® technology was acquired in the November 9, 2001 business combination with Ecrix Corporation. There is no comparable amount in the second quarter of 2001.

        --   Sales of 8mm libraries decreased $2,802,000 from the second quarter of 2001 to the second quarter of 2002. We believe these decreases are due to these products entering the later stages of normal product life cycles and the general slowdown in the economy, which resulted in customer deferrals of investments in this type of equipment.

        --   Sales of LTO™ Ultrium™ tape libraries (110L and 221L) increased by $2,160,000. We believe this increase is due to wider acceptance of the LTO™ Ultrium™ tape format as it becomes a more recognized technology.

        --   Sales of tape media increased by $4,261,000 due to media demand increasing for previously sold drives and libraries. We believe customers are purchasing media for existing products as they defer investments in equipment. Additionally, media sales included VXA® tape sales in the second quarter of 2002, with no comparable amounts in the second quarter of 2001.

        --   Sales allowances increased by $1,404,000, which had a negative impact on net sales. This change is the result of an increase in certain marketing related programs including pricing actions related to the M2™ and LTO™Ultrium™ products. Additionally, we had a credit for inventory stock rotations during the second quarter of 2001 as our exposure to qualifying sales decreased, and there was no such benefit in the second quarter of 2002.

        --   Sales of end-of-life drives and libraries decreased by $1,246,000. The majority of this decrease is related to decreased sales of our 220 library and our DLTtape™ libraries. These libraries entered end-of-life status in the second and fourth quarters of 2001, respectively.

Our net sales decreased by 18.3% from $88,464,000 in the first six months of 2001 to $72,254,000 in the first six months of 2002. In comparing net sales from the first six months of 2001 to the first six months of 2002, there were several significant differences:

        --   Sales of older generation 8mm tape drives (Eliant™820, Mammoth-LT and Mammoth)
             decreased by $11,192,000 as a result of these products approaching the end of their product life cycles. Decreases were primarily in the OEM channel.

        --   Sales of M2 tape drives decreased $1,583,000 from the first six months of 2001 to the first six months of 2002, due to the general slowdown in the economy as well as reliability issues which have resulted in M2™ tape drives not achieving the market momentum that was expected and that may also have impacted the sales of library products containing M2™ tape drives. We have focused considerable attention addressing both hardware and firmware issues. We believe these efforts have resulted in a much improved version of the tape drive which is currently being marketed.

        --   Sales of VXA®-1 and VXA®-2 tape drives were $5,091,000. VXA® technology was acquired in the November 9, 2001 business combination with Ecrix Corporation. There is no comparable amount in the first six months of 2001.

        --   Sales of 8mm libraries decreased $2,906,000 from the first six months of 2001 to the first six months of 2002. We believe these decreases are due to these products entering the later stages of normal product life cycles and the general slowdown in the economy, which resulted in customer deferrals of investments in this type of equipment.

        --   Sales of LTO™ Ultrium™ tape libraries (110L and 221L) increased by $3,856,000. We believe this increase is due to wider acceptance of the LTO™ Ultrium™ tape format as it becomes a more recognized technology.

        --   Sales of media products remained relatively stable, decreasing $110,000 from the first six months of 2001 to the first six months of 2002. We believe customers are purchasing media for existing products as they defer investments in equipment.

        --   Sales allowances increased by $3,301,000, which had a negative impact on net sales. We had charges related to stock rotations during the first six months of 2002 while we had a credit for these programs during the same period in 2001. Exposure to qualifying sales under this program remained relatively stable in the first six months of 2002. However, during the first six months of
             2001, exposure to qualifying sales decreased. Additionally, there were increases in certain marketing related programs for 2002.

        --   Sales of end-of-life drives and libraries decreased by $4,561,000. The majority of this decrease is related to decreased sales of our 220 library and our DLTtape™ libraries. These libraries entered end-of-life status in the second and fourth quarters of 2001, respectively.

The following table details our sales to different customer types as a percentage of total net sales for the periods presented:

	Three Months Ended		Six Months Ended
(As a percentage of net sales)	June 30, 2001	June 29, 2002	June 30, 2001	June 29, 2002

Reseller	68.7%	77.5%	67.2%	76.8%
OEM	25.6	17.1	27.6	17.3
End-user and other	5.7	5.4	5.2	5.9
	100.0%	100.0%	100.0%	100.0%

Sales to reseller customers and end-users increased as a percentage of net sales from the second quarter as well as the first six months of 2001 to the same period in 2002, while sales to OEM customers decreased. We believe this shift is the result of difficulties in obtaining OEM acceptance of our current product offerings, especially M2™. Previous generation tape drives, such as Mammoth and Eliant™820 had wider OEM acceptance.

The following table details our sales to different geographic locations as a percentage of total net sales for the periods presented (sales are attributed to the customer's location):

	Three Months Ended		Six Months Ended
(As a percentage of net sales)	June 30, 2001	June 29, 2002	June 30, 2001	June 29, 2002

United States	70.1%	74.2%	70.3%	73.3%
Europe/Middle East	21.4	17.7	20.8	19.2
Pacific Rim	7.7	7.2	7.0	6.5
Other	0.8	0.9	1.9	1.0
	100.0%	100.0%	100.0%	100.0%

Sales to North America increased as a percentage of sales from the second quarter and the first six months of 2001 to the same period in 2002, while sales to international locations decreased. We believe this is due to our continued strong presence in the domestic reseller channel.

The following table summarizes customers who accounted for 10% or more of our sales in the periods presented:

	% of Total Net Sales		% of Total Net Sales
	Three Months Ended		Six Months Ended
(As a percentage of net sales)	June 30, 2001	June 29, 2002	June 30, 2002	June 29, 2002

Digital Storage	5.5%	23.7%	8.2%	17.1%
Ingram Micro	21.1	19.9	16.3	20.1
Tech Data	10.5	15.0	9.9	15.2
IBM	11.9	7.1	10.9	6.9

No other customers accounted for 10% or more of sales in any of these periods. We cannot guarantee that sales to these or any other customers will continue to represent the same percentage of our revenues in future periods. Our customers also sell competing products and continually review new technologies, which causes our sales volumes to vary from period to period.

Cost of Sales and Gross Margin

Our cost of sales includes the actual cost of all materials, labor and overhead incurred in the manufacturing and service processes, as well as certain other related costs. Other related costs include primarily provisions for warranty repairs and inventory reserves. Our cost of sales decreased from $31,163,000 for the second quarter of 2001 to $27,196,000 for the second quarter of 2002. In addition, our cost of sales for the first six months of 2001 and 2002 decreased from $76,721,000 to $63,092,000, respectively. Our gross margin percentage increased from 20.9% in the second quarter of 2001 to 23.7% in the second quarter of 2002 andour gross margin percentage decreased from 13.2% for the first six months of 2001 to 12.7% for the first six months of 2002. Excluding restructuring charges for the first six months of 2001and 2002, respectively, our cost of sales decreased from $76,498,000 to $59,356,000, respectively, and our gross margin percentage increased from 13.5% to 17.8%, respectively Gross margins were positively impacted by decreases in fixed costs due to reduced headcount in the second quarter and first six months of 2002 over the same period in 2001, and cost saving improvements made to the M2™ drives late in 2001 and early in 2002. Gross profit for the first six months of 2002 was negatively impacted by the following charges that do not qualify as restructuring charges: (1) increased M2™ inventory reserves of $2,872,000 related to the previously announced decision to redesign the M3™ product in accordance with our new tape drive roadmap; (2) the write-off of an in-process capital asset project of $451,000; and (3) additional reserves recorded for excess facilities being vacated of $321,000.

Operating Expenses

Selling, general and administrative expenses include salaries, sales commissions, advertising expenses and marketing programs. These expenses decreased from $9,513,000 in the second quarter of 2001 to $7,070,000 for the same period in 2002. For the first six months of 2001 and 2002, these expenses decreased from $20,846,000 and $15,867,000, respectively. Without restructuring charges for the first six months of 2001 and 2002, respectively, these expenses were $20,667,000 and $15,357,000. These decreases are the result of headcount reductions of 25% in 2002, as well as a decrease in product related spending on sales and marketing programs and advertising.

Research and development expenses increased from $5,291,000 in the second quarter of 2001 to $6,273,000 for the same period in 2002. This increase is the result of additional costs incurred developing our new VXA-2 and automation products. For the first six months of 2001 and 2002, these expenses decreased from $14,192,000 to $13,641,000, respectively. Excluding restructuring charges for both periods, these expenses were $14,096,000 in the first six months of 2001 and $13,524,000 in the first six months of 2002. This decrease is the result of lower costs for automation development in the first six months of 2002 over the same period in 2001 due to a larger number of product introductions in 2001 related to the release of a major family of libraries.

Other Income (Expense), Net

Other income (expense), net consists primarily of income from the sales of our ownership interests in other companies, a one-time sale of technology, interest income and expense, foreign currency remeasurement and transaction gains and losses and other miscellaneous items. A $1,719,000 gain on the sale of our investment in Sun Microsystems favorably impacted the second quarter and first six months of 2001. On June 28, 2002, Exabyte sold its remaining ownership interest in CreekPath Systems, Inc. for total proceeds of $1,500,000, resulting in a gain of $1,500,000. During the third quarter of 2001, we entered into a Technology and Manufacturing license agreement with Plasmon LMS, Inc. ("Plasmon") where we granted Plasmon a non-exclusive license to manufacture certain LTO, AIT and DLTtape libraries. All terms of the agreement were met by the end of the first quarter of 2002, and fees of $1,200,000 related to this agreement were recognized as other income. Interest expense increased from $412,000 in the second quarter of 2001 to $1,007,000 for the same period in 2002. In addition, interest expense increased from $914,000 for the first six months of 2001 to $1,315,000 for the first six months of 2002. Interest expense for the second quarter and first six months of 2002 was impacted by interest expense of $466,000 related to the beneficial conversion feature of a bridge loan and the value of the related warrants. Translation/remeasurement loss increased from $167,000 to $959,000 and from $381,000 to $776,000 for the second quarter and first six months of 2001 and 2002, respectively. These increases resulted mainly from a strengthening of the Japanese Yen against the U.S. dollar.

Taxes

The provision for income taxes for the second quarter and first six months of 2001 was (0.7)% and (0.2)%, respectively of loss before taxes compared to a benefit from income taxes of 1.8% and 2.2% for the same periods in 2002. During the first quarter of 2002, we recorded the benefit of a tax refund related to certain amended prior years' tax returns. As of the second quarter of 1999, we recorded a deferred tax valuation allowance equal to 100% of total deferred tax assets. Management considered a number of factors, including our cumulative operating losses over the prior three years, short-term projected losses due to the impact of delays in the release of the M2™ product as well as certain offsetting positive factors. Management concluded, and still believes, that a valuation allowance is required for 100% of the total deferred tax assets as it is more likely than not that the deferred tax assets will not be realized.

Liquidity and Capital Resources

During the first six months of 2002, we expended $5,413,000 of cash for operating activities, received $3,753,000 from the issuance of stock, received $1,590,000 from the sale of investments, received $1,000,000 from a bridge loan, paid a net amount of $161,000 against our line of credit, expended $3,101,000 for capital equipment, expended $560,000 on long-term obligations, received $22,000 from the sale of fixed assets, had a decrease in restricted cash of $169,000 and had an increase in cash overdrafts of $1,622,000. Together, these activities decreased our cash and short-term investments by $1,079,000 to a quarter-ending balance of $1,118,000. Our working capital decreased from $11,266,000 at December 29, 2001 to $(2,608,000) at June 29, 2002. Our accounts receivable increased from $26,428,000 at December 29, 2001 to $32,219,000 at June 29, 2002 due to a high percentage of our sales occurring late in the quarter. For this same period, our inventories decreased from $29,305,000 to $22,066,000 due to lower required balances to support declines in revenues. Our accounts payable increased from $16,781,000 to $25,588,000 for this same period due to slower payment of vendor invoices and invoicing related to our obligations with Aiwa. Additionally, our accrued liabilities increased over this period from $17,145,000 to $18,114,000 due mainly to increases in current warranty obligations. We currently expect to purchase up to $4,000,000 of fixed assets during 2002.

Preferred Stock

We have completed a private equity funding through a Series I preferred stock offering (see Note 4 of Notes to Consolidated Financial Statements). On April 23, 2002 we received a $1,000,000 bridge loan from a current investor, Meritage Private Equity Fund, L.P. The bridge loan accrued interest at a rate of 18% per annum and matured on July 31, 2002. Pursuant to the bridge loan, we issued Meritage Private Equity Funds a warrant, with a ten year life, to purchase 100,000 shares of common stock at an exercise price of $0.83 per share.

In May, 2002 we received $3,890,100 of cash for the first closing of Series I convertible stock. In July, 2002 we received an additional $3,509,900 of cash for the second closing of Series I convertible stock, and the bridge loan plus accrued interest converted to Series I preferred stock. We plan to use these proceeds to fund our current operations.

Commercial Obligations

In May 2000, we entered into a bank line of credit agreement with Congress Financial Corporation, a subsidiary of First Union Bank Corporation. This agreement allows borrowings for up to $25,000,000 based on available collateral, which includes 80% of eligible accounts receivable and 25% of eligible finished goods inventory. As of June 29, 2002, the overall amount available to borrow was $15,860,000, we had $12,130,000 in borrowings outstanding, $426,000 of availability restricted by an outstanding letter of credit, and a remaining borrowing capacity of $3,304,000 under our line of credit with Congress Financial Corporation. At June 29, 2002 we were in violation of the tangible net worth covenant of the line of credit agreement.

On June 18, 2002, we entered into a $25,000,000 line of credit facility with Silicon Valley Bank designed to provide us with greater liquidity than our previous line of credit provided. This agreement expires in June 2005. It allows for borrowings for up to 75% of eligible accounts receivable plus the lesser of (1) 25% of eligible finished goods inventory; (2) 50% of the appraised forced liquidation value of eligible finished goods inventory, (3) $2,500,000 or (4) 15% of our eligible accounts receivable. Eligible accounts receivable excludes invoices greater than 60 days past due, some foreign receivables and other items identified in the agreement. Eligible finished goods inventory excludes slow moving inventory and other items identified in the agreement. Collateral for this agreement includes accounts receivable, inventory, fixed assets and other assets. All borrowings during the second quarter were under the previous line of credit. Subsequently, we paid off and terminated our previous line of credit and borrowed funds under this new line of credit. As of June 29, 2002, we were in default of the tangible net worth covenant of our line of credit with Silicon Valley Bank. We are currently in discussions with the bank regarding this default.

The line of credit prohibits the payment of cash dividends without prior bank approval and has a minimum quarterly revenue covenant, a maximum monthly loss covenant, and a minimum tangible net worth covenant. The agreement contains certain acceleration clauses that may cause any outstanding balance to become immediately due in the event of default. The amount available to borrow under the line of credit varies each day based upon the levels of the underlying accounts receivable and inventories. Borrowings under the line of credit bear interest at the lower of the bank's prime rate +1%. As a result, any significant fluctuations in the prime rate would impact our interest expense related to borrowings under this line of credit. Offsetting the amount available under the line of credit is a letter of credit, which collateralizes certain leasehold improvements made by our subsidiary in Germany. This letter is currently for 400,000 Euros and decreases by 100,000 Euros in August of each year until it is fully depleted.

Financial Condition

We have incurred operating losses over the last five years; negative cash flows from operations over the last three years, and had an accumulated deficit of $82,537,000 as of June 29, 2002. Additionally, as of June 29, 2002, we had $1,118,000 in cash, cash equivalents and short-term investments and $3,304,000 of remaining borrowing capacity under our line of credit.

The above factors raise substantial doubt about whether we can continue as a going concern. Therefore, we are currently reassessing our business and investigating various strategic alternatives that would result in increased liquidity. These alternatives may include one or more of the following:

        -     additional equity infusions;

        -     restructuring of current operations;

        -     sale of all or part of the Company's operating assets; or

        -     strategic alliance or business combination.

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

Restructurings

Third Quarter 2000

During the third quarter of 2000, we incurred $3,899,000 in charges related to a restructuring, which will result in the closure of our wholly-owned subsidiary, EMG. This restructuring was part of a plan adopted by our Board of Directors on July 24, 2000, which outsourced a number of manufacturing operations to Hitachi. The restructuring decision resulted in: (1) an immediate end to the manufacture of M2™ recording heads by EMG; (2) the termination of M2™ scanner manufacturing by EMG during April 2001; and (3) the planned shut-down of the remaining Mammoth scanner manufacturing by the end of 2003. No assets were transferred as a result of the decision to outsource M2™ scanner manufacturing to Hitachi and no technology was transferred. In addition, there were no write-offs taken or restructuring charges incurred in connection with the M2™ scanner outsourcing to Hitachi. There has been no change in the method of accounting for transactions between EMG and Exabyte and all assets not impacted by the restructuring continue to be depreciated in a consistent manner.

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

We paid approximately $70,000 of these restructuring costs during the second quarter of 2002. Approximately $1,116,000 of accruals related to this restructuring remain at June 29, 2002 and are expected to be paid during 2002.

The following table summarizes the activity to date related to the restructuring which occurred in the third quarter of 2000:

(In thousands)	Severance and Related	Excess Facilities	Inventory Write-Down	Fixed Asset Write-Down	Other	Total

Restructuring charges	$1,613	$ 718	$879	$389	$300	$3,899
Asset write-downs	--	--	(879)	--	--	(879)
Loss on sale of assets	--	--	--	(56)	--	(56)
Cash payments	(360)	--	--	--	(139)	(499)
Additional charges/ adjustments	74	41	--	(333)	(55)	(273)
Balance, December 30, 2000	1,327	759	--	--	106	2,192

Cash payments	(561)	(33)	--	--	(57)	(651)
Additional charges/ adjustments	(58)	(229)	--	--	(49)	(336)
Balance, December 29, 2001	708	497	--	--	--	1,205

Cash payments	(75)	(63)	--	--	--	(138)
Additional charges/ adjustments	(10)	(6)	--	--	--	(16)
Balance, March 30, 2002	$ 623	$ 428	$--	$--	$--	$1,051

Cash payments	(8)	(62)	--	--	--	(70)
Additional charges/ adjustments	84	51	--	--	--	135
Balance, June 29, 2002	$ 699	$ 417	$--	$--	$--	$1,116

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

We paid approximately $893,000 of these restructuring costs during the second quarter of 2002. Approximately $300,000 of accruals related to this restructuring remain at June 29, 2002 and are expected to be paid during 2002.

The following table summarizes the activity to date related to the restructuring which occurred in the first quarter of 2002:

(In thousands)	Fixed Asset Write-Down	Severance and Related	Inventory Write- Down	Excess Facilities	Other	Total

Restructuring charges	$1,905	$1,345	$652	$307	$154	$4,363
Asset write-downs	(1,905)	--	(652)	(307)	--	(2,864)
Cash payments	--	(248)	--	--	--	(248)
Additional charges/ adjustments	--	--	--	--	(45)	(45)
Balance, March 30, 2002	$--	$1,097	$--	$--	$109	$1,206
Cash payments	--	(784)	--	--	(109)	(893)
Additional charges/ adjustments	--	(13)	--	--	--	(13)
Balance, June 29, 2002	$--	$300	$--	$--	$--	$300

On July 8, 2002, we announced a restructuring that will result in a reduction of approximately 100 positions by the end of August, 2002. Costs related to this restructuring consist of severance of approximately $350,000.

Recent Accounting Pronouncements

Information concerning recent accounting pronouncements is incorporated by reference from Item 1 above, "Financial Statements" under Note 12 of Notes to Consolidated Financial Statements.

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

PART II.

Item 4. Submission of Matters to a Vote of Security Holders

On May 7, 2002, we held our 2002 Annual Meeting of stockholders. At the meeting, stockholders were asked to vote upon three proposals:

          Proposal 1:     Election of two members to our Board of Directors to hold office until the 2005 Annual Meeting of Stockholders.

          Proposal 2:     Ratification of the selection of PricewaterhouseCoopers LLP as our independent accountants for fiscal 2002.

          Proposal 3:     Amend Exabyte's Restated Certificate of Incorporation to effect a reverse split of Exabyte's outstanding common stock by a ratio of no change up to one-for-ten and to authorize the Board of Directors to determine the exact ratio within that range.

A total of 40,555,725 shares of Common Stock, Series G preferred and Series H preferred, representing approximately 91.1% of the total shares eligible to vote, cast votes at the meeting. The number of votes cast for, against or withheld, as well as abstentions and broker non-votes as to each proposal, are as follows:

	Votes For	Votes Against or Withheld	Abstentions and Broker Non-Votes
Proposal 1 - Election of Directors
Tomas E. Pardun	38,573,660	1,734,065	N/A
Juan A. Rodriguez	39,572,274	985,451	N/A

Proposal 2 - Ratification of appointment of PricewaterhouseCoopers LLP	40,257,203	141,537	158,985

Proposal 3 - Amendment of Exabyte's Restated Certificate of Incorporation to effect a reverse split	39,634,052	889,043	34,630

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibit Index
Exhibit Number	Description

2.1	Agreement and Plan of Merger among Exabyte Corporation, Bronco Acquisition, Inc., Ecrix Corporation, Certain Lenders, and Certain Investors, Dated as of August 22, 2001 (11)
3.1	Restated Certificate of Incorporation. (1)
3.2	Certificate of Determination of Preference of Series A Junior Participating Preferred Stock. (2)
3.3	By-laws of the Company, as amended. (11)
3.4	Certificate of Designation of Series G Convertible Preferred Stock (10)
3.5	Certificate of Designation of Series H Convertible Preferred Stock
4.1	Article 4 of the Restated Certificate of Incorporation (included in Exhibit 3.1) (11)
4.2	Article 1 of the By-laws of Exabyte Corporation, as amended (included in Exhibit 3) (11)
4.3	Specimen stock certificate of Exabyte (11)
**10.1	Incentive Stock Plan, as amended and restated on January 16, 1997. (5)
**10.2	Stock Option Agreement used in connection with the Incentive Stock Plan. (8)
**10.3	1990 Employee Stock Purchase Plan. (4)
**10.4	Employee Stock Purchase Plan Offering used in connection with the 1990 Employee Stock Purchase Plan. (7)
**10.5	Form of participation agreement used in connection with the 1990 Employee Stock Purchase Plan. (3)
**10.6	1997 Non-officer Stock Option Plan, as amended and restated on January 19, 2001. (7)
**10.7	Stock Option Agreement used in connection with the 1997 Non- Officer Stock Option Plan. (7)
10.9	Form of Indemnity Agreement entered into by the Company with each director and executive officer of the Company. (10)
**10.10	Form of Severance Agreement entered into among the Company and its executive officers (11)
**10.11	2002 Officer Bonus Plan. (10)
10.12	Development Agreement, dated March 1, 2001, among Hitachi Digital Media Products Division of Hitachi, Ltd. and Exabyte Corporation. (10)
*10.13	Manufacturing and Purchase Agreement, dated March 1, 2001, among Nihon Exabyte Corporation and Exabyte Corporation. (10)
10.14	8mm Mechanical Components Purchase Agreement, dated December 11, 1996, among Hitachi Ltd. Electronic Sales Office, Exabyte Corporation and Nihon Exabyte Corporation. (6)
10.15	Exabyte Purchase Agreement between the Company and Singapore Shinei Sangyo PTE., Ltd., dated February 3, 1999 (11)
10.16	Amendment #A01 to Purchase Agreement between the Company and Singapore Shinei Sangyo, dated January 24, 2001 (11)
10.17	Supplier Managed Inventory Agreement between the Company and Singapore Shinei Sangyo, dated January 24, 2001 (11)
10.18	Technology Transfer and License Agreement between AIWA Co. Ltd. and Ecrix Corporation, dated September 18, 2001. (13)
*10.19	Corporate Purchase Agreement between Compaq Computer Corporation and its Affiliates and Ecrix Corporation, dated October 1, 2001. (13)
10.20	Technology and Manufacturing License Agreement, between the Company and Plasmon LMS, Inc., dated September 27, 2001. (13)
10.21	Lease Agreement between Industrial Housing Company LLC and Ecrix Corporation, dated December 14, 1998, as amended (11)
10.22	Lease Agreement between Cottonwood Farms Ltd. and Ecrix Corporation, dated September 7, 1999, as amended (11)
10.23	Amendment to Lease between Cottonwood Land and Farms, Ltd. and Ecrix Corporation, dated April 15, 2000 (11)
10.24	Lease between Boulder Walnut LLC and Exabyte Corporation, dated October 1, 1999 (11)
10.25	Lease between Eastpark Associates, Ltd. and Exabyte Corporation, dated May 8, 1992 (11)

Exhibit Number	Description
10.26	Lease between Boulder 38(th) LLC and Exabyte Corporation, dated October 1, 1999 (11)
10.27	Lease between Eastpark Technology Center, Ltd. and Exabyte Corporation, dated December 9, 1991 (11)
10.28	Exabyte Share Purchase Agreement, dated as of April 12, 2001, among the Company and State of Wisconsin Investment Board. (10)
10.29

Loan and Security Agreement, dated as of May 16, 2000 (Line of Credit"), between Exabyte and Congress Financial Corporation (Southwest), a subsidiary of First Union National Bank ("Congress Financial") (9)

10.30	First Amendment to Loan and Security Agreement between Exabyte Corporation and Congress Financial, dated as of September 29, 2000 (12)
10.31	Second Amendment to the Line of Credit, between the Company and Congress Financial Corporation, a subsidiary of First Union National Bank, dated February 7, 2001. (10)
10.32	Third Amendment to Loan and Security Agreement, Waiver and Consent, between Exabyte Corporation and Congress Financial dated August 22, 2001 (11)
10.33	Fourth Amendment to Loan and Security Agreement, between the Company and Congress Financial Corporation, a subsidiary of First Union National Bank, dated November 9, 2001. (13)
10.34	Note Purchase Agreement, dated as of April 23, 2002, among the Company and Meritage Private Equity Fund, L.P. (14)
10.35	Note, dated as of April 23, 2002, from the Company to Meritage Private Equity Fund, L.P. (14
99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley act of 2002
99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley act of 2002

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

EXABYTE CORPORATION
Registrant
Date	August 13, 2002	By	/s/ Craig G. Lamborn
Craig G. Lamborn Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)