Form 10-Q
period 2002-09-28
EXABYTE CORP /DE/
filed 2002-11-12
CIK 855109

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR SECTION 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2002

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
Yes ___X___   No ______

As of November 8, 2002, there were 33,550,642 shares outstanding of the Registrant's Common Stock (par value $0.001 per share).

EXABYTE CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets--December 29, 2001 and September 28, 2002	1

Consolidated Statements of Operations--Three and Nine Months Ended September 29, 2001 and September 28, 2002	2-3

Consolidated Statements of Cash Flows-Nine Months Ended September 29, 2001 and September 28, 2002	4-5

Notes to Consolidated Financial Statements	6-14

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	14-26

Item 3. Quantitative and Qualitative Disclosures About Market Risk	26

Item 4. Controls and Procedures	27

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders	28

Item 6. Exhibits and Reports on Form 8-K	28-30

PART I

Item 1. Financial Statements

Exabyte Corporation and Subsidiaries Consolidated Balance Sheets
(Unaudited) (In thousands, except per share data)	December 29, 2001	September 28, 2002
ASSETS
Current assets:
Cash and cash equivalents	$ 2,197	$3,039
Restricted cash equivalents	451	--
Short-term investments	90	--
Accounts receivable, net (see Note 2)	26,428	36,011
Inventories, net (see Note 3)	29,305	19,087
Other current assets	1,677	4,354
Total current assets	60,148	62,491
Property and equipment, net	12,125	5,730
Goodwill	10,149	7,428
Other long-term assets	808	765
Total long-term assets	23,082	13,923
	$ 83,230	$ 76,414
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 16,781	$ 24,962
Accrued liabilities	17,145	14,243
Line of credit	12,291	17,900
Current portion of long-term obligations	2,665	1,744
Total current liabilities	48,882	58,849
Long-term liabilities:
Warranties	8,760	4,193
Other long-term obligations	834	734
Commitments and contingencies (see Note 10)
Stockholders' equity:
Preferred stock, no series; $.001 par value; 8,350 shares authorized; no shares issued and outstanding	--	--
Preferred stock, series A; $.001 par value; 500 shares authorized; no shares issued and outstanding	--	--
Convertible preferred stock, series G; $.001 par value; 1,500 shares authorized; 1,500 shares issued; $3,264 aggregate liquidation preference at September 28, 2002	1	1
Convertible preferred stock, series H; $.001 par value; 9,650 shares authorized; 9,650 shares issued; $9,650 aggregate liquidation preference at September 28, 2002	10	10
Convertible preferred stock, series I; $.001 par value; 10,000 shares authorized; 0 and 8,438 shares issued, respectively; $17,143 aggregate liquidation preference at September 28, 2002	--	8
Common stock, $.001 par value; 100,000 shares authorized; 33,350 and 33,539 shares issued, respectively	33	34
Capital in excess of par value	90,262	98,476
Treasury stock, at cost, 455 and 342 shares, respectively	(2,742)	(2,060)
Accumulated deficit	(62,810)	(83,831)
Total stockholders' equity	24,754	12,638
	$ 83,230	$ 76,414

The accompanying notes are an integral part of the consolidated financial statements.

Exabyte Corporation and Subsidiaries Consolidated Statements of Operations

(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	September 29, 2001	September 28, 2002

Net sales	$ 34,268	$ 36,904
Cost of goods sold	24,798	26,319
Gross profit	9,470	10,585

Operating expenses:
Selling, general and administrative	7,493	5,968
Research and development	5,492	5,700
Total operating expenses	12,985	11,668

Loss from operations	(3,515)	(1,083)

Other income (expense):
Interest income	22	2
Interest expense	(431)	(379)
Other	55	250

Loss before income taxes	(3,869)	(1,210)

(Provision for) benefit from income taxes	23	(28)
Net loss	$ (3,846)	$ (1,238)

Deemed dividend related to beneficial conversion feature of Series I preferred stock (see Note 5)	--	(1,918)

Net loss available to common stockholders	$ (3,846)	$ (3,156)

Basic and diluted net loss per share	$ (0.17)	$ (0.10)

Weighted average common shares used in the calculation of basic and diluted net loss per share (see Note 4)	22,840	33,058

The accompanying notes are an integral part of the consolidated financial statements.

Exabyte Corporation and Subsidiaries Consolidated Statements of Operations

(Unaudited)
(In thousands, except per share data)

	Nine Months Ended
	September 29, 2001	September 28, 2002

Net sales	$ 122,732	$ 109,159
Cost of goods sold	101,519	89,412
Gross profit	21,213	19,747

Operating expenses:
Selling, general and administrative	28,339	21,835
Research and development	19,684	19,341
Total operating expenses	48,023	41,176

Loss from operations	(26,810)	(21,429)

Other income (expense):
Gain from sale of investment	1,719	1,500
Sale of technology	--	1,200
Interest income	78	27
Interest expense	(1,345)	(1,694)
Other	71	(988)

Loss before income taxes	(26,287)	(21,384)

(Provision for) benefit from income taxes	(25)	419
Equity interest in net loss of investee	(343)	--
Net loss	$ (26,655)	$ (20,965)

Deemed dividend related to beneficial conversion feature of Series I preferred stock (see Note 5)	--	(4,557)

Net loss available to common stockholders	$ (26,655)	$ (25,522)

Basic and diluted net loss per share	$ (1.17)	$ (0.77)

Weighted average common shares used in the calculation of basic and diluted net loss per share (see Note 4)	22,802	32,960

The accompanying notes are an integral part of the consolidated financial statements.

Exabyte Corporation and Subsidiaries Consolidated Statements of Cash Flows

(Unaudited)
(In thousands)

	Nine Months Ended
	September 29, 2001	September 28, 2002

Cash flows from operating activities:
Cash received from customers	$ 138,209	$ 99,576
Cash paid to suppliers and employees	(142,035)	(109,130)
Interest received	82	27
Interest paid	(1,345)	(1,694)
Income taxes paid	(188)	(63)
Income tax refund received	--	441
Net cash used by operating activities	(5,277)	(10,843)

Cash flows from investing activities:
Proceeds from the sale of investments (see Note 11 & 12)	1,719	1,590
Capital expenditures	(1,309)	(3,331)
Proceeds from the sale of fixed assets	28	175
Net cash provided (used) by investing activities	438	(1,566)

Cash flows from financing activities:
Net proceeds from issuance of stock (see Note 5)	3,044	7,132
Cash overdraft	(2,075)	--
Decrease in restricted cash	--	451
Borrowings under line of credit	142,825	118,195
Payments on line of credit	(140,969)	(112,586)
Borrowings under bridge loan (see Note 6)	1,500	1,000
Principal payments on long-term obligations	(566)	(941)
Net cash provided by financing activities	3,759	13,251

Net increase (decrease) in cash and cash equivalents	(1,080)	842
Cash and cash equivalents at beginning of period	3,159	2,197

Cash and cash equivalents at end of period	$ 2,079	$ 3,039

The accompanying notes are an integral part of the consolidated financial statements.

Exabyte Corporation and Subsidiaries Consolidated Statements of Cash Flows

(Unaudited)
(In thousands)

	Nine Months Ended
	September 29, 2001	September 28, 2002

Reconciliation of net loss to net cash used by operating activities:
Net loss	$(26,655)	$(20,965)
Adjustments to reconcile net loss to net cash used by Operating activities:
Depreciation, amortization and other	6,937	5,479
Write-down of assets	--	4,075
Provision for losses and reserves on accounts receivable	1,440	3,447
Equity in loss of investee	343	--
Gain on sale of investment	(1,719)	(1,500)
Stock compensation expense	--	177
Non-cash interest expense	--	541

Change in assets and liabilities:
Accounts receivable	13,689	(13,030)
Inventories, net	9,134	10,217
Other current assets	102	(2,679)
Other assets	52	42
Accounts payable	(5,847)	8,182
Accrued liabilities	(4,167)	(181)
Other long-term obligations	1,414	(4,648)

Net cash used by operating activities	$ (5,277)	$(10,843)

Supplemental Schedule of non cash investing and financing activities:
Common stock issued as dividends	$--	$56
Treasury stock issued for services	$--	$100
Conversion of bridge loan plus accrued interest to Series I preferred stock	$--	$1,051
Settlement of accrued liability recorded as goodwill	$--	$2,721

The accompanying notes are an integral part of the consolidated financial statements.

Exabyte Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)

Note 1 - ACCOUNTING PRINCIPLES AND OPERATIONS

The consolidated balance sheet as of September 28, 2002, the consolidated statements of operations for the three and nine months ended September 29, 2001 and September 28, 2002, as well as the consolidated statements of cash flows for the nine months ended September 29, 2001 and September 28, 2002, have been prepared by Exabyte Corporation ("Exabyte" or the "Company") without an audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation thereof, have been made.

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

Future Liquidity

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Certain factors related to the Company's results of operations raise substantial doubt about whether it can continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has incurred operating losses over the last five years; negative cash flows from operations over the last three years, and had an accumulated deficit of $83,831,000 as of September 28, 2002. As a result of Exabyte's current liquidity constraints, the report of its independent accountants on our consolidated financial statements as of and for the year ended December 29, 2001, contains an explanatory paragraph related to this matter. As of September 28, 2002, the Company had $3,039,000 in cash and cash equivalents and had borrowed to its full capacity under its line of credit with Silicon Valley Bank.

Based on available cash resources and operating cash flow projections, the Company believes that it will be able to fund its operations through the end of 2002. Factors the Company considered in this assessment include:

      --   its consolidated cash and cash equivalents of $3,039,000 as of September 28, 2002;

      --   projected availability under the Company's line of credit facility;

      --   the anticipated level of capital expenditures during 2002;

      --   the Company's cash flow projections;

      --   achievement of EBITDA positive results during the third quarter of 2002; and

      --   anticipated savings related to restructurings and improved cost controls.

Note 2 - ACCOUNTS RECEIVABLE

Accounts receivable are summarized as follows:

	December 29, 2001	September 28, 2002
(In thousands)
Accounts receivable	$31,259	$41,438
Less: reserves and allowance for non-collection	(4,831)	(5,427)
	$26,428	$36,011

Note 3 - INVENTORIES

Inventories, net of reserves for excess of quantities and obsolescence, consist of the following:

(In thousands)	December 29, 2001	September 28, 2002

Raw materials and component parts	$19,184	$8,521
Work-in-process	1,293	1,184
Finished goods	8,828	9,382
	$29,305	$19,087

Note 4 - BASIC AND DILUTED EARNINGS PER SHARE

Options to purchase 6,939,000 and 13,366,000 shares of common stock were excluded from dilutive stock option calculations for the third quarter of 2001 and 2002, respectively, because their exercise prices were greater than the average fair market value of the Company's stock for the period, and as such they would be anti-dilutive. Excluded from dilutive stock option calculations for the first nine months of 2001 and 2002 were 5,521,000 and 13,335,000 options to purchase common stock, respectively for this same reason.

Additionally, options to purchase 30,000 and 6,274,000 shares of common stock, respectively, were excluded from the computation of diluted earnings per share for the third quarter of 2001 and 2002, respectively, as these options are anti-dilutive as a result of the net loss incurred. Excluded from dilutive stock options calculations for the first nine months of 2001 and 2002 were 1,448,000 and 6,305,000 options to purchase common stock, respectively for this same reason.

The assumed conversion of preferred stock, which is both convertible and participating, into 25,045,000 shares of common stock has been excluded from the calculation of basic earnings per share for the third quarter of 2002, as these shares are anti-dilutive as a result of the net loss incurred. In addition, accumulated preferred dividends equal to 581,000 shares of common stock have been excluded from the calculation of diluted earnings per share for the third quarter of 2002, as a result of their anti-dilutive effect. The impact of assumed conversion of preferred stock and dividends has also been excluded from the calculation of diluted earnings per share for the first nine months of 2002.

The Company has not issued any stock options since September 28, 2002.

On September 28, 2002, the Company had 33,196,000 outstanding shares of common stock (which is net of 342,000 shares of treasury stock), 19,640,000 outstanding options to purchase common stock, and 25,045,000 shares of common stock under the assumed conversion of preferred stock. On December 29, 2001, the Company had 32,894,000 outstanding shares of common stock (which is net of 455,000 shares of treasury stock), 11,828,000 outstanding options to purchase common stock, and 10,900,000 shares of common stock under the assumed conversion of preferred stock.

Note 5 - PREFERRED STOCK

Series I Preferred Stock

On May 17, 2002, the Company issued 3,901,200 shares of Series I preferred stock at a price of $1.00 per share for cash proceeds of $3,890,000. On July 31, 2002, the Company issued an additional 4,536,300 shares of Series I preferred stock at a price of $1.00 per share in exchange for cash proceeds of $3,459,000 and the conversion of $1,051,000 in bridge loans and accrued interest. Included in the total 8,437,500 shares of Series I preferred stock issued were 37,500 shares issued as an introduction fee. The Series I preferred shares can convert into shares of common stock at a price of $0.5965 per share. The difference between the conversion price of the Series I preferred stock and the fair value of the Company's common stock on May 17, 2002 resulted in a beneficial conversion feature in the amount of $2,639,000 for the shares issued pursuant to the first closing. The difference between the conversion price of the Series I preferred stock and the fair value of the Company's common stock on July 31, 2002 resulted in a beneficial conversion feature in the amount of $1,918,000 for the shares issued pursuant to the second closing. These amounts were calculated in accordance with EITF 98-5 "Accounting for Convertible Securities With Beneficial Conversion Features or Contingently Adjustable Conversion Features" and EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments". The beneficial conversion feature for the first closing was reflected as a deemed dividend in the statement of operations for the second quarter of 2002 and the beneficial conversion feature for the second closing was reflected as a deemed dividend in the third quarter of 2002. The beneficial conversion features for both closings were reflected as a deemed dividend for the nine months ended September 28, 2002. The holders of the Series I preferred stock are entitled to vote with the shares of common stock (and not as a separate class) on an as-converted basis at any annual or special meeting of the Company's stockholders; provided, however that without prior written consent of a majority of the outstanding Series I preferred stock, the Company may not take certain actions, including asset transfer or acquisition (which terms are defined in the Certificate of Designation). The Company also has the right, but not the obligation to redeem some or all of the outstanding shares of Series I preferred stock at the earlier of May 17, 2003 or the date of a change in control at a price per share equal to the liquidation value. Series I preferred stock has a liquidation preference ($17,143,000 as of September 28, 2002) over common stock.

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

Series G Preferred Stock Dividend

During the third quarter of 2002, the Company issued a dividend of 70,000 shares of common stock valued at $56,000 to Series G shareholders. This dividend was authorized by the Company's Board of Directors on September 11, 2002 and was calculated in accordance with the Series G Certificate of Designation and subsequent related agreements.

Note 6 - BRIDGE LOAN

On April 23, 2002, the Company received a $1,000,000 bridge loan from a current investor in the Company, Meritage Private Equity Fund, L.P. The bridge loan accrued interest at a rate of 18% per annum and matured on July 31, 2002. Pursuant to the bridge loan, the Company issued Meritage Private Equity Funds a warrant, with a ten-year life, to purchase 100,000 shares of common stock at an exercise price of $0.83 per share. The Company valued the warrants using a Black-Scholes valuation model with the following assumptions: 133% expected volatility, a 5% risk-free interest rate, a 10 year expected term, and no estimated dividends. The Company recorded $541,000 of debt discount related to the value of the warrants and the resultant beneficial conversion feature. The beneficial conversion feature was calculated in accordance with EITF 98-5 "Accounting for Convertible Securities With Beneficial Conversion Features or Contingently Adjustable Conversion Features" and EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments". The Company amortized $516,000 of debt discount to interest expense in the second quarter of 2002. The remaining debt discount of $25,000 was amortized to interest expense on July 31, 2002 when the bridge loan converted into Series I preferred stock as part of the second closing of the Series I offering.

Note 7 - RESTRUCTURINGS

Third Quarter 2000

During the third quarter of 2000, the Company incurred $3,899,000 in charges related to a restructuring adopted by the Board of Directors on July 24, 2000, which outsourced a number of manufacturing operations to Hitachi Digital Media Products Division of Hitachi, Ltd. ("Hitachi"), and will result in the closure of a wholly-owned subsidiary, Exabyte Magnetics GmbH ("EMG"). These restructuring charges include employee severance and related costs of $1,613,000, excess facilities costs of $718,000, the write-off of excess inventories of $879,000, the write-off of capital equipment of $389,000 and other costs of $300,000. Workforce reductions involved 93 employees, constituting all employees of EMG. All severance payments for these employees were contractually defined, fixed and communicated during the third quarter of 2000.

Approximately $647,000 of these restructuring costs were paid during the third quarter of 2002. Approximately $462,000 of accruals related to this restructuring remain at September 28, 2002 and are expected to be paid by the end of 2002.

The following table summarizes the activity to date related to the restructuring which occurred in the third quarter of 2000:

(In thousands)	Severance and Related	Excess Facilities	Inventory Write-Down	Fixed Asset Write-Down	Other	Total
Restructuring charges	$1,613	$ 718	$879	$389	$300	$3,899
Asset write-downs	--	--	(879)	--	--	(879)
Loss on sale of assets	--	--	--	(56)	--	(56)
Cash payments	(360)	--	--	--	(139)	(499)
Additional charges/ adjustments	74	41	--	(333)	(55)	(273)
Balance, December 30, 2000	1,327	759	--	--	106	2,192

Cash payments	(561)	(33)	--	--	(57)	(651)
Additional charges/ adjustments	(58)	(229)	--	--	(49)	(336)
Balance, December 29, 2001	708	497	--	--	--	1,205

Cash payments	(75)	(63)	--	--	--	(138)
Additional charges/ adjustments	(10)	(6)	--	--	--	(16)
Balance, March 30, 2002	623	428	--	--	--	1,051

Cash payments	(8)	(62)	--	--	--	(70)
Additional charges/ adjustments	84	51	--	--	--	135
Balance, June 29, 2002	699	417	--	--	--	1,116

Cash payments	(577)	(70)	--	--	--	(647)
Additional charges/ adjustments	(3)	(4)	--	--	--	(7)
Balance, September 28, 2002	$119	$343	$--	$--	$--	$462

First Quarter 2002

During the first quarter of 2002, the Company incurred $4,363,000 in charges related to a restructuring which will result in the closure of its service and final assembly facility in Scotland, the closure of its service depots in Australia and Canada, acceleration of the previously announced closure of EMG and a reduction in its U.S. workforce. The revised closure date for EMG is currently the fourth quarter of 2002, and the Company increased its accrual for unused facilities, which it had originally recorded as part of its third quarter 2000 restructuring, as a result. The plan for this restructuring was adopted by the Board of Directors on January 20, 2002.

These restructuring charges include the write-off of leasehold improvements and capital equipment taken out of service of $1,905,000, employee severance and related costs of $1,345,000, the write-off of excess inventories of $652,000, excess facilities costs of $307,000 and other costs of $154,000. Workforce reductions will involve 200 employees worldwide, of which 184 are eligible to receive severance payments. All severance payments for these employees were contractually defined and communicated to the affected employees during the first quarter of 2002. This includes employees from all functional areas of the Company with approximately 96 employees in Scotland, 92 in the U.S., six in Australia, four in Canada and two in Singapore.

During the first quarter of 2002, approximately $3,737,000 of these costs were included in cost of sales, $509,000 were included in selling, general and administrative costs and $117,000 were included in research and development costs.

Approximately $194,000 of severance costs and $26,000 of excess facilities costs were paid during the third quarter of 2002. Approximately $280,000 of accruals related to this restructuring remain at September 28, 2002. We anticipate these restructuring activities will be completed by the end of the fourth quarter of 2002.

The following table summarizes the activity to date related to the restructuring which occurred in the first quarter of 2002:

(In thousands)	Fixed Asset Write-Down	Severance and Related	Inventory Write- Down	Excess Facilities	Other	Total
Restructuring charges	$1,905	$1,345	$652	$307	$154	$4,363
Asset write-downs	(1,905)	--	(652)	(129)	--	(2,686)
Cash payments	--	(248)	--	--	--	(248)
Additional charges/ adjustments	--	--	--	--	(45)	(45)
Balance, March 30, 2002	--	1,097	--	178	109	1,384

Cash payments	--	(784)	--	--	(109)	(893)
Additional charges/ adjustments	--	(13)	--	24	--	11
Balance, June 29, 2002	--	300	--	202	--	502

Cash payments	--	(194)	--	(26)	--	(220)
Additional charges/ adjustments	--	--	--	(2)	--	(2)
Balance, September 28, 2002	$--	$106	$--	$174	$--	$280

The Company also incurred special charges of $3,421,000 during the first quarter of 2002, which do not qualify as restructuring charges. These charges include $4,621,000 of fixed asset and inventory write-offs related to a downsizing and to changes in the product roadmap net of income of $1,200,000 related to the sale of certain technology. Of these costs, $3,675,000 were included in cost of sales, $262,000 were included in selling, general and administrative costs, and $684,000 were included in research and development expenses.

Third Quarter 2002

In July 2002, the Company completed a reduction in its workforce in order to reduce expenses and minimize ongoing cash consumption. All areas of the Company were impacted by the workforce reduction. This reduction reduced the domestic workforce by approximately 104 persons and resulted in a severance charge to operations in the third quarter of 2002 of approximately $428,000. Of these costs, $121,000 were included in cost of sales, $179,000 were included in selling, general and administrative costs and $128,000 were included in research and development costs. All severance was paid during the third quarter of 2002, and no accruals remain.

Note 8 - SEGMENT, GEOGRAPHIC AND SALES INFORMATION

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

The following table details revenues from external customers by geographic area (foreign revenue is based on the country in which the customer is located):

	Three Months Ended		Nine Months Ended
(In thousands)	September 29, 2001	September 28, 2002	September 29, 2001	September 28, 2002

United States	$26,393	$28,170	$88,626	$81,124
Europe/Middle East/Africa	5,074	6,245	23,457	20,105
Pacific Rim	2,569	2,425	8,779	7,116
Other	232	64	1,870	814
	$34,268	$36,904	$122,732	$109,159

The following table presents revenue by product line:

	Three Months Ended		Nine Months Ended
(In thousands)	September 29, 2001	September 28, 2002	September 29, 2001	September 28, 2002

Drives	$10,891	$8,633	$38,483	$28,523
Libraries	9,151	7,037	30,473	24,765
Media	12,626	20,461	44,572	52,297
Service, spares, and other	2,620	1,849	9,069	6,795
Sales allowances	(1,020)	(1,076)	135	(3,221)
	$34,268	$36,904	$122,732	$109,159

The following table summarizes sales to major customers:

	Net Sales		% of Total Net Sales
	Three Months Ended		Three Months Ended
(In thousands)	September 29, 2001	September 28, 2002	September 29, 2001	September, 2002

Digital Storage	$5,376	$9,406	15.7%	25.5%
Ingram Micro	7,480	6,735	21.8	18.3
Tech Data	5,228	5,618	15.3	15.2

No other customers accounted for 10% or more of sales in any of these periods.

	Net Sales		% of Total Net Sales
	Nine Months Ended		Nine Months Ended
(In thousands)	September 29, 2001	September 28, 2002	September 29, 2001	September 28, 2002

Digital Storage	$12,629	$21,755	10.3%	19.9%
Ingram Micro	21,962	21,257	17.9	19.5
Tech Data	14,007	16,591	11.4	15.2
IBM	12,640	7,415	10.3	6.8

No other customers accounted for 10% or more of sales in any of these periods.

The following table details long-lived asset information by geographic area:

(In thousands)	December 29, 2001	September 28, 2002

United States	$20,148	$13,628
Europe	2,682	47
Pacific Rim	250	248
Canada	2	--
	$23,082	$13,923

Note 9 - GOODWILL

On November 9, 2001, the Company completed a business combination with Ecrix Corporation ("Ecrix"). The aggregate purchase price paid for the acquisition was $10,015,000. The excess of the purchase price over the amounts allocated to tangible assets acquired, less liabilities assumed, of $10,149,000 was recorded as goodwill. The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("FAS 142"), which became effective for the Company on January 1, 2002. Under FAS 142, goodwill is no longer amortized. Rather, it is tested for impairment upon adoption and on an annual basis. The Company adopted FAS 142 on January 1, 2002. As the business combination was completed after June 30, 2001, no amortization of goodwill was recorded in 2001. The Company has determined that it has one reporting unit under this pronouncement and there is no impairment of the Company's goodwill as of the date of adoption.

Upon the merger with Ecrix, the Company assumed a liability to Aiwa CO., LTD., ("Aiwa") for parts and equipment that were either purchased or committed to by Ecrix. On July 12, 2002, the Company renegotiated this agreement due to disagreements between the parties related to the value of certain inventory and equipment. The Company agreed to pay $2,000,000 to settle the amount due, of which $1,000,000 was paid in October, and the remainder is due in installments in the amount of $250,000 payable November 30, 2002, March 31, 2003, June 30, 2003, and September 30, 2003. The reduction in the settlement value of $2,721,000 was recorded as a decrease to the goodwill related to the merger with Ecrix during the third quarter of 2002.

Note 10 - COMMITMENTS AND CONTINGENCIES

The Company is, from time to time, subjected to certain claims, assertions or litigation by outside parties as part of its ongoing business operations. The outcomes of any such contingencies are not expected to have a material adverse impact on the consolidated financial condition, results of operations or cash flows of the Company.

The Company entered into a development agreement with Hitachi Ltd. on March 1, 2001 for the development of certain M3™ components and manufacture of engineering prototypes. In an agreement between the parties dated March 28, 2002, costs for development and tooling under this agreement were finalized at 300,500,000 Yen. This yen amount is valued at $2,415,000 on September 28, 2002 and is recorded in accrued liabilities ($2,208,000) and accounts payable ($207,000). Approximately $876,000 was capitalized as fixed assets and $1,388,000 was expensed to cost of goods sold, including $660,000, $252,000 and $476,000 during the first, second and third quarters of 2002, respectively. Expenses include engineering costs of $309,000, expensed equipment that will not be used in operations of $1,079,000 and translation adjustments of $151,000.

On December 21, 2001, the Company entered into an agreement with SCI Systems, Inc. to purchase certain inventory. The Company's obligation of $1,402,000 has been recorded ($702,000 in accounts payable and $700,000 in accrued liabilities) as of September 28, 2002.

Note 11 - SALE OF OWNERSHIP INTEREST IN INVESTEE

On June 28 2002, Exabyte sold its remaining ownership interest in CreekPath Systems, Inc. and received total proceeds of $1,500,000, resulting in a gain of $1,500,000. The Company recorded this investment under the equity method, and losses during 2000 and 2001 had resulted in a carrying amount of $0 since the first quarter of 2001.

Note 12 - SALE OF TECHNOLOGY

During the third quarter of 2001, the Company entered into a Technology and Manufacturing license agreement with Plasmon LMS, Inc. ("Plasmon"), whereby the Company granted Plasmon a non-exclusive license to manufacture certain LTO, AIT and DTLtape libraries. All terms of the agreement were met by the end of the first quarter of 2002, and fees of $1,200,000 related to this agreement were received and recognized as other income.

Note 13 - RECENT ACCOUNTING PRONOUNCEMENTS

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

Results of Operations

The following table sets forth our operating results as a percentage of sales for each period presented.

	Three Months Ended		Nine Months Ended
	September 29, 2001	September 28, 2002	September 29, 2001	September 28, 2002

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	72.4	71.3	82.7	81.9

Gross profit	27.6	28.7	17.3	18.1
Operating expenses:
Selling, general and administrative	21.9	16.2	23.1	20.0
Research and development	16.0	15.4	16.0	17.7
Total operating expenses	37.9	31.6	39.1	37.7

Loss from operations	(10.3)	(2.9)	(21.8)	(19.6)

Other income (expense):
Gain from sale of investment	--	--	1.4	1.4
Sale of technology	--	--	--	1.1
Interest income	0.1	--	0.1	--
Interest expense	(1.3)	(1.0)	(1.1)	(1.6)
Other	0.2	0.6	0.0	(0.9)

Loss before income taxes	(11.3)	(3.3)	(21.4)	(19.6)
(Provision for) benefit from income taxes	0.1	(0.1)	--	0.4
Equity interest in net loss of investee	--	--	(0.3)	--

Net loss	(11.2)%	(3.4)%	(21.7)%	(19.2)%

Net Sales

The following tables present our revenue by product in absolute dollars and as a percentage of sales for each period presented.

(In thousands)	Three Months Ended		Nine Months Ended
	September 29, 2001	September 28, 2002	September 29, 2001	September 28, 2002

8mm drives:
Mammoth- LT, Mammoth, M2™ , VXA®-1and VXA®-2	$8,353	$8,393	$29,260	$24,394
8mm libraries:
EZ17™, 215M, 430M, X80, X200, and Autopak	5,861	4,076	19,977	15,509
LTO™ libraries:
110L, 221L and Magnum	1,739	2,861	3,288	8,266
Media	12,626	20,461	44,572	52,297
Service, spares and other	2,620	1,849	9,069	6,794
End-of-life drives and libraries(x)	4,090	340	16,431	5,120
Sales allowances	(1,021)	(1,076)	135	(3,221)
	$34,268	$36,904	$122,732	$109,159

As a percentage of net sales:

	Three Months Ended		Nine Months Ended
	September 29, 2001	September 28, 2002	September 29, 2001	September 28, 2002

8mm drives:
Mammoth- LT, Mammoth, M2™ , VXA®-1 and VXA®-2	24.5%	22.8%	23.8%	22.4%
8mm libraries:
EZ17™, 215M, 430M, X80, X200 and Autopak	17.1	11.0	16.3	14.2
LTO™ libraries:
110L, 221L and Magnum	5.1	7.8	2.7	7.6
Media	36.8	55.4	36.3	47.9
Service, spares and other	7.6	5.0	7.4	6.2
End-of-life drives and libraries(x)	11.9	0.9	13.4	4.7
Sales allowances	(3.0)	(2.9)	0.1	(3.0)
	100.0%	100.0%	100.0%	100.0%

(x) Prior year amounts and percentages reflect current year classifications of end-of-life products.

Our net sales increased by 7.7% from $34,268,000 in the third quarter of 2001 to $36,904,000 in the third quarter of 2002. In comparing net sales from the third quarter of 2001 to the third quarter of 2002, there were several significant differences:

     --   Sales of tape media increased by $7,835,000. This increase was due to media demand increasing for previously sold drives and libraries. We believe customers are purchasing media for existing products as they defer investments in equipment. Additionally, media sales included VXA® tape sales in the third quarter of 2002, with no comparable amounts in the third quarter of 2001.

      --   Sales of older generation 8mm tape drives (Mammoth-LT and Mammoth) decreased by
           $1,825,000 as a result of these products approaching the end of their product life cycles.
           Decreases in Mammoth drives primarily occurred in the OEM channel.

      --   Sales of M2™ tape drives decreased $2,201,000 due to the general slowdown in the economy as well as past reliability issues which have resulted in M2™ tape drives not achieving the market momentum that was expected and may also have impacted the sales of library products containing
           M2™ tape drives. We have focused considerable attention addressing both hardware and firmware issues. We believe these efforts have resulted in a much-improved version of the tape drive, which is currently being marketed.

      --   Sales of VXA®-1 and VXA®-2 tape drives were $3,920,000. VXA® technology was acquired in the November 9, 2001 business combination with Ecrix Corporation. There is no comparable amount in the third quarter of 2001. We first shipped the VXA®-2 tape drives in the second quarter of 2002 and expect to see continued growth as the product gains customer acceptance and market share.

      --   Sales of M2™ and Mammoth 8mm libraries decreased $2,791,000. We believe these decreases are due to these products entering the later stages of normal product life cycles and the general slowdown in the economy, which resulted in customer deferrals of investments in this type of equipment.

      --   Sales of VXA®-1 8mm libraries were $1,006,000. VXA® technology was acquired in the
           November 9, 2001 business combination with Ecrix Corporation. There is no comparable amount in the third quarter of 2001.

      --   Sales of LTO™ Ultrium™ tape libraries (110L, 221L, and Magnum) increased by $1,122,000.
           We believe this increase is due to wider acceptance of the LTO™ Ultrium™ tape format as it becomes a more recognized technology. Additionally, Magnum is a newly released line of tape libraries and there are no comparable amounts in the third quarter of 2001.

      --   Sales of end-of-life drives and libraries decreased by $3,750,000. The majority of this decrease is related to decreased sales of our Eliant™820 drives and our DLTtape™ libraries. These products entered end-of-life status in the second quarter of 2002 and the fourth quarter of 2001, respectively.

      --   Sales of service and spare parts decreased $772,000. This decrease relates to a decreasing installed base of our product which is a result of general declines in sales since the end of 1998.
           There are fewer drives and libraries outside of their three year warranty to service in the third quarter of 2002 compared to the third quarter of 2001.

Our net sales decreased by 11.1% from $122,732,000 in the first nine months of 2001 to $109,159,000 in the first nine months of 2002. In comparing net sales from the first nine months of 2001 to the first nine months of 2002, there were several significant differences:

      --   Sales of tape media increased by $7,725,000. This increase was due to media demand increasing for previously sold drives and libraries. We believe customers are purchasing media for existing products as they defer investments in equipment. Additionally, media sales included VXA® tape sales in the third quarter of 2002, with no comparable amounts in the third quarter of 2001.

      --   Sales of older generation 8mm tape drives (Mammoth-LT and Mammoth) decreased by
           $10,845,000 as a result of these products approaching the end of their product life cycles. Decreases were primarily in the OEM channel.

      --   Sales of M2™ tape drives decreased $3,784,000 due to the general slowdown in the economy as well as past reliability issues which have resulted in M2™ tape drives not achieving the market momentum that was expected and may also have impacted the sales of library products containing
           M2™ tape drives. We have focused considerable attention addressing both hardware and firmware issues. We believe these efforts have resulted in a much improved version of the tape drive which is currently being marketed.

      --   Sales of VXA®-1 and VXA®-2 tape drives were $9,010,000. VXA® technology was acquired in the November 9, 2001 business combination with Ecrix Corporation. There is no comparable amount in the first nine months of 2001. We first shipped the VXA®-2 tape drives in the second quarter of 2002 and expect to see continued growth as the product gains customer acceptance and market share.

      --   Sales of M2™ and Mammoth 8mm libraries decreased $6,915,000. We believe these decreases are due to these products entering the later stages of normal product life cycles and the general slowdown in the economy, which resulted in customer deferrals of investments in this type of equipment.

      --   Sales of VXA®-1 8mm libraries were $2,448,000. VXA® technology was acquired in the
           November 9, 2001 business combination with Ecrix Corporation. There is no comparable amount in the third quarter of 2001.

      --   Sales of LTO™ Ultrium™ tape libraries (110L, 221L, and Magnum ) increased by $4,978,000.
           We believe this increase is due to wider acceptance of the LTO™ Ultrium™ tape format as it becomes a more recognized technology. Additionally, Magnum is a newly released line of tape libraries and there are no comparable amounts in the third quarter of 2001.

      --  Sales allowances increased by $3,356,000, which had a negative impact on net sales. We had charges related to stock rotations during the first nine months of 2002 while we had a credit for these programs during the same period in 2001. Exposure to qualifying sales under this program remained relatively stable in the first nine months of 2002 compared to the same period in
           2001. However, during the first nine months of 2001, exposure to qualifying sales decreased.
           Additionally, there were increases in certain marketing related programs for 2002.

      --   Sales of end-of-life drives and libraries decreased by $11,311,000. The majority of this decrease is related to decreased sales of our Eliant™820 drives, 220 libraries and our DLTtape™ libraries.
           These products entered end-of-life status in the second quarter of 2002, the second quarter of 2001 and the fourth quarter of 2001, respectively.

      --   Sales of service and spare parts decreased $2,275,000 from the first nine months of 2001 to the first nine months of 2002. The majority of the decrease relates to decreasing annual incremental installments of our product that has occurred since the end of 1998. There are fewer drives and libraries outside of their three year warranty to service in the third quarter of 2002 compared to the third quarter of 2001.

Sales to reseller customers and end-users increased as a percentage of net sales from the third quarter as well as the first nine months of 2001 to the same period in 2002, while sales to OEM customers decreased (see Note 8 of Notes to Consolidated Financial Statements). We believe this shift is the result of difficulties in obtaining OEM acceptance of M2™. We believe that the improvements to M2™ as well as the release of VXA®-2 will increase future OEM acceptance and market share related to our current products.

Sales to North America increased as a percentage of sales from the third quarter and the first nine months of 2001 to the same period in 2002, while sales to international locations decreased as a percentage of sales (see Note 8 of Notes to Consolidated Financial Statements. We believe this is due to our continued strong focus on the domestic reseller channel.

Cost of Sales and Gross Margin

Our cost of sales includes the actual cost of all materials, labor and overhead incurred in the manufacturing and service processes, as well as certain other related costs. Other related costs include primarily provisions for warranty repairs and inventory reserves. Our cost of sales increased from $24,798,000 for the third quarter of 2001 to $26,319,000 for the third quarter of 2002. In addition, our cost of sales for the first nine months of 2001 and 2002 decreased from $101,519,000 to $89,412,000, respectively. Our gross margin percentage increased from 27.6% in the third quarter of 2001 to 28.7% in the third quarter of 2002, and increased from 17.3% for the first nine months of 2001 to 18.1% for the first nine months of 2002. Excluding restructuring charges for the third quarter of 2002, our cost of sales was $26,198,000, and our gross margin percentage was 29.0%. Excluding restructuring charges for the first nine months of 2001 and 2002, respectively, our cost of sales decreased from $101,296,000 to $85,555,000, respectively, and our gross margin percentage increased from 17.5% to 21.6%, respectively. Gross margins for the third quarter and first nine months of 2002 were favorably impacted by decreases in fixed costs due to reduced headcount, a higher mix of media sales, lower warranty expense due to improved M2™ reliability, product cost improvements and a VAT refund of $580,000. Partially offsetting these favorable impacts were increased inventory reserves related to manufacturing outsourcing and product roadmap decisions and the write-down of certain assets, primarily M3™ tooling.

Operating Expenses

Selling, general and administrative expenses include salaries, sales commissions, advertising expenses and marketing programs. These expenses decreased from $7,493,000 in the third quarter of 2001 to $5,968,000 for the same period in 2002. For the first nine months of 2001 and 2002, these expenses decreased from $28,339,000 to $21,835,000, respectively. Without restructuring charges for the third quarter of 2002, these expenses were $5,790,000. Without restructuring charges for the first nine months of 2001 and 2002, respectively, these expenses were $28,160,000 and $21,148,000. These decreases are the result of headcount reductions in 2002, as well as a decrease in product related spending on sales and marketing programs and advertising. Partially offsetting these favorable impacts was the write-down of certain assets during the first quarter of 2002.

Research and development expenses increased from $5,492,000 in the third quarter of 2001 to $5,700,000 for the same period in 2002. Without restructuring charges for the third quarter of 2002, these expenses were $5,572,000. This increase is the result of additional costs incurred developing our new VXA-2 and automation products. For the first nine months of 2001 and 2002, these expenses decreased from $19,684,000 to $19,341,000, respectively. Excluding restructuring charges for both periods, these expenses were $19,588,000 in the first nine months of 2001 and $19,095,000 in the first nine months of 2002. These costs were favorably impacted by lower costs for automation development in 2002 over 2001 due to a larger number of product introductions in 2001 related to the release of a major family of libraries. Partially offsetting these favorable impacts was the write-down of certain assets during the first quarter of 2002.

Other Income (Expense), Net

Other income (expense), net consists primarily of income from the sales of our ownership interests in other companies, a one-time sale of technology, interest income and expense, foreign currency remeasurement and transaction gains and losses and other miscellaneous items. A $1,719,000 gain on the sale of our investment in Sun Microsystems favorably impacted the first nine months of 2001. On June 28, 2002, Exabyte sold its remaining ownership interest in CreekPath Systems, Inc. for total proceeds of $1,500,000, resulting in a gain of $1,500,000. During the first quarter of 2002, we received and recognized $1,200,000 related to a Technology and Manufacturing license agreement with Plasmon LMS, Inc. ("Plasmon") where we granted Plasmon a non-exclusive license to manufacture certain LTO, AIT and DLTtape libraries. Interest expense decreased from $431,000 in the third quarter of 2001 to $379,000 for the same period in 2002. In addition, interest expense increased from $1,345,000 for the first nine months of 2001 to $1,694,000 for the first nine months of 2002. Interest expense for the first nine months of 2002 was impacted by interest expense of $541,000 related to the beneficial conversion feature of a bridge loan and the value of the related warrants. Other income/(expense) decreased from $249,000 of income during the third quarter of 2001 to $55,000 of income for the same period in 2002. Other expense for the first nine months of 2001 was $988,000 compared to income of $71,000 for the same period in 2002. These fluctuations are mainly the result of changes in the dollar/Yen and dollar/Euro exchange rates. For a discussion of our risks related to foreign currency exchange rates, see "Market Risk" section below.

Taxes

As of the second quarter of 1999, we recorded a deferred tax valuation allowance equal to 100% of total deferred tax assets. Management considered a number of factors, including our cumulative operating losses over the prior three years, short-term projected losses due to the impact of delays in the release of the M2™ product as well as certain offsetting positive factors. Management has concluded that a valuation allowance is required for 100% of the total deferred tax assets as it is more likely than not that the deferred tax assets will not be realized. Accordingly, no tax benefit has been recognized for the net operating loss generated in 2002. During the first quarter of 2002, we recorded the benefit of a tax refund related to certain amended prior years' tax returns.

Liquidity and Capital Resources

During the first nine months of 2002, our activities increased our cash and short-term investments by $842,000 to a quarter-ending balance of $3,039,000. During the first nine months of 2002, we expended $10,843,000 of cash for operating activities, expended $3,331,000 for capital equipment and expended $941,000 on long-term obligations. Offsetting these expenditures, we borrowed a net amount of $5,609,000 against our line of credit, received $8,132,000 from the issuance of stock, received $1,590,000 from the sale of investments, received $175,000 from the sale of fixed assets and had a decrease in restricted cash of $451,000.

Our working capital decreased from $11,266,000 at December 29, 2001 to $3,642,000 at September 28, 2002. Our accounts receivable increased from $26,428,000 at December 29, 2001 to $36,011,000 at September 28, 2002 due to a high percentage of our sales occurring late in the quarter. For this same period, our inventories decreased from $29,305,000 to $19,087,000 due to lower required balances as we outsource manufacturing. Our accounts payable increased from $16,781,000 to $24,962,000 for this same period due to slower payment of vendor invoices and invoicing related to our obligations with Aiwa. Additionally, our accrued liabilities decreased over this period from $17,145,000 to $14,243,000 due mainly to decreases in current warranty obligations.

Preferred Stock

During 2002, we completed a private equity funding through a Series I preferred stock offering (see Note 4 of Notes to Consolidated Financial Statements). On April 23, 2002, we received a $1,000,000 bridge loan from a current investor, Meritage Private Equity Fund, L.P. The bridge loan accrued interest at a rate of 18% per annum and matured on July 31, 2002. Pursuant to the bridge loan, we issued Meritage Private Equity Funds a warrant, with a ten-year life, to purchase 100,000 shares of common stock at an exercise price of $0.83 per share.

In May 2002, we received $3,890,100 of cash for the first closing of Series I convertible stock. In July 2002, we received an additional $3,509,900 of cash for the second closing of Series I convertible preferred stock, and the bridge loan plus accrued interest converted to Series I convertible preferred stock.

Commercial Obligations

On June 18, 2002, we entered into a $25,000,000 line of credit facility with Silicon Valley Bank, which expires in June 2005. It allows for borrowings for up to 75% of eligible accounts receivable plus the lesser of (1) 25% of eligible finished goods inventory; (2) 50% of the appraised forced liquidation value of eligible finished goods inventory, (3) $2,500,000 or (4) 15% of our eligible accounts receivable. Eligible accounts receivable excludes invoices greater than 60 days past due, some foreign receivables and other items identified in the agreement. Eligible finished goods inventory excludes slow moving inventory and other items identified in the agreement. Collateral for this agreement includes accounts receivable, inventory, fixed assets and other assets. We are currently in compliance with all covenants related to this line of credit.

The amount available to borrow under the line of credit varies each day based upon the levels of the underlying accounts receivable and inventories. As of September 28, 2002, we had borrowed our maximum available amount of $17,900,000. An additional $393,000 is being utilized to satisfy a letter of credit obligation.

The line of credit prohibits the payment of cash dividends without prior bank approval. Borrowings under the line of credit bear interest at the lower of the bank's prime rate +1.25%. As a result, any significant fluctuations in the prime rate would impact our interest expense related to borrowings under this line of credit.

Future Liquidity

In 2002 we anticipate that we may spend $4,000,000 for the purchase of capital assets. Based on available cash resources and operating cash flow projections, we believe that we will be able to fund our operations through the end of 2002. Factors we considered in this assessment include:

      --   our consolidated cash and cash equivalents of $3,039,000 as of September 28, 2002;

      --   projected availability under our line of credit facility;

      --   the anticipated level of capital expenditures during 2002;

      --   our cash flow projections;

      --   achievement of EBITDA positive results during the third quarter of 2002; and

      --   anticipated savings related to restructurings and improved cost controls.

Our projections for future liquidity needs are anticipated to be covered by cash generated from operations and our line of credit. In the event this is not achieved, we will have to consider other alternatives including, but not limited to, the sale of assets, restructuring, additional equity infusions or strategic alliances.

Borrowings under our line of credit are limited by the values of the underlying collateral. Additionally, we must comply with certain covenants including a minimum quarterly revenue covenant, a maximum monthly loss covenant, and a minimum tangible net worth covenant. As a result of achieving EBITDA positive results during the third quarter of 2002, an additional $2,500,000 became available in October. The agreement contains certain acceleration clauses that may cause any outstanding balance to become immediately due in the event of default.

Certain factors related to our results of operations raise substantial doubt about whether we can continue as a going concern. We have incurred operating losses over the last five years; negative cash flows from operations over the last three years, and had an accumulated deficit of $83,831,000 as of September 28, 2002. As a result of our current liquidity constraints, the report of our independent accountants on our consolidated financial statements as of and for the year ended December 29, 2001 contains an explanatory paragraph related to this matter.

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

Inventory valuation and reserves

Our inventory is a significant component of our total assets. In addition, the value that we carry such inventory at directly impacts the gross margins that we recognize when we subsequently sell the inventory. Our inventory is valued at the lower of cost or market, cost being determined under the first-in, first-out method. In addition, we must determine if additional reserves are required for surplus or obsolete inventory or future sales, which may result in a loss. This requires significant management judgements of future revenues by product and estimates of product life cycles in a fast-moving technology marketplace. Our inability to make accurate estimates can lead to material inventory write-offs in future periods.

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

Restructurings

Third Quarter 2000

During the third quarter of 2000, the Company incurred $3,899,000 in charges related to a restructuring adopted by the Board of Directors on July 24, 2000, which outsourced a number of manufacturing operations to Hitachi Digital Media Products Division of Hitachi, Ltd. ("Hitachi"), and will result in the closure of a wholly-owned subsidiary, Exabyte Magnetics GmbH ("EMG").

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

We paid approximately $647,000 of these restructuring costs during the third quarter of 2002. Approximately $462,000 of accruals related to this restructuring remain at September 28, 2002 and are expected to be paid during 2002.

The following table summarizes the activity to date related to the restructuring which occurred in the third quarter of 2000:

(In thousands)	Severance and Related	Excess Facilities	Inventory Write-Down	Fixed Asset Write-Down	Other	Total
Restructuring charges	$1,613	$ 718	$879	$389	$300	$3,899
Asset write-downs	--	--	(879)	--	--	(879)
Loss on sale of assets	--	--	--	(56)	--	(56)
Cash payments	(360)	--	--	--	(139)	(499)
Additional charges/ adjustments	74	41	--	(333)	(55)	(273)
Balance, December 30, 2000	1,327	759	--	--	106	2,192

Cash payments	(561)	(33)	--	--	(57)	(651)
Additional charges/ adjustments	(58)	(229)	--	--	(49)	(336)
Balance, December 29, 2001	708	497	--	--	--	1,205

Cash payments	(75)	(63)	--	--	--	(138)
Additional charges/ adjustments	(10)	(6)	--	--	--	(16)
Balance, March 30, 2002	623	428	--	--	--	1,051

Cash payments	(8)	(62)	--	--	--	(70)
Additional charges/ adjustments	84	51	--	--	--	135
Balance, June 29, 2002	699	417	--	--	--	1,116

Cash payments	(577)	(70)	--	--	--	(647)
Additional charges/ adjustments	(3)	(4)	--	--	--	(7)
Balance, September 28, 2002	$119	$343	$--	$--	$--	$462

First Quarter 2002

During the first quarter of 2002, we incurred $4,363,000 in charges related to a restructuring which will result in the closure of our service and final assembly facility in Scotland, the closure of our service depots in Australia and Canada, acceleration of the previously announced closure of EMG and a reduction in our U.S. workforce. The revised closure date for EMG is currently the fourth quarter of 2002 and we increased our accrual for unused facilities, which we had originally recorded as part of our third quarter 2000 restructuring, as a result. The plan for this restructuring was adopted by the Board of Directors on January 20, 2002.

These restructuring charges include the write-off of leasehold improvements and capital equipment taken out of service of $1,905,000, employee severance and related costs of $1,345,000, the write-off of excess inventories of $652,000, excess facilities costs of $307,000 and other costs of $154,000. Workforce reductions will involve 200 employees worldwide, of which, 184 are eligible to receive severance payments. This includes employees from all functional areas of the Company with approximately 96 employees in Scotland, 92 in the U.S., six in Australia, four in Canada and two in Singapore. All severance payments for these employees were contractually defined and communicated to the affected employees during the first quarter of 2002.

During the first quarter of 2002, approximately $3,737,000 of these costs were included in cost of sales, $509,000 were included in selling, general and administrative costs and $117,000 were included in research and development costs. We believe this restructuring will result in approximate annual savings of $17,000,000.

We paid approximately $220,000 of these restructuring costs during the third quarter of 2002. Approximately $280,000 of accruals related to this restructuring remain at September 28, 2002 and are expected to be paid during 2002.

The following table summarizes the activity to date related to the restructuring which occurred in the first quarter of 2002:

(In thousands)	Fixed Asset Write-Down	Severance and Related	Inventory Write- Down	Excess Facilities	Other	Total
Restructuring charges	$1,905	$1,345	$652	$307	$154	$4,363
Asset write-downs	(1,905)	--	(652)	(129)	--	(2,686)
Cash payments	--	(248)	--	--	--	(248)
Additional charges/ adjustments	--	--	--	--	(45)	(45)
Balance, March 30, 2002	--	1,097	--	178	109	1,384

Cash payments	--	(784)	--	--	(109)	(893)
Additional charges/ adjustments	--	(13)	--	24	--	11
Balance, June 29, 2002	--	300	--	202	--	502

Cash payments	--	(194)	--	(26)	--	(220)
Additional charges/ adjustments	--	--	--	(2)	--	(2)
Balance, September 28, 2002	$--	$106	$--	$174	$--	$280

We also incurred special charges of $3,421,000 during the first quarter of 2002, which do not qualify as restructuring charges. These charges include $4,621,000 of fixed asset and inventory write-offs related to our downsizing and to changes in our product roadmap net of income of $1,200,000 related to the sale of certain technology. Of these costs, $3,675,000 were included in cost of sales, $262,000 were included in selling, general and administrative costs, and $684,000 were included in research and development expenses.

Third Quarter 2002

In July 2002, we completed a reduction in our workforce in order to reduce expenses and minimize ongoing cash consumption. All areas of the Company were impacted by the workforce reduction. This reduction reduced the domestic workforce by approximately 104 persons and resulted in a severance charge to operations in the third quarter of 2002 of approximately $428,000. Of these costs, $121,000 were included in cost of sales, $179,000 were included in selling, general and administrative costs and $128,000 were included in research and development costs. All severance was paid during the third quarter of 2002, and no accruals remain. We believe this restructuring will result in annual savings in excess of $7,000,000.

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

Foreign Currency Exchange Rates

We have foreign subsidiaries whose operations expose us to foreign currency exchange rate changes. Changes in foreign currency exchange rates could impact remeasurement of our foreign denominated assets and liabilities into U.S. dollars and our future earnings and cash flows from transactions denominated in different currencies. At September 28, 2001, 1.8% of our total assets were denominated in foreign currencies. During the first nine months of 2002, 0.6% of revenue and 9.6% of operating expenses were denominated in foreign currencies. Our exposure to currency exchange rate changes is diversified due to the number of different countries in which we conduct business. We have subsidiaries in Germany, The Netherlands, Japan and Singapore whose books of record are maintained in their local currency. Foreign currency gains and losses will continue to result from fluctuations in the exchange rates of these subsidiaries' operations compared to the U.S. dollar thereby impacting future operating results.

We purchase certain inventory components and services, denominated in yen, from Japanese manufacturers. We settle such payments at the prevailing spot rate. We prepared sensitivity analyses of our exposures from foreign assets as of September 28, 2002, and of exposure from anticipated foreign revenue, and operating expenses in 2002 using historical data and anticipated future activity to assess the impact of hypothetical changes in foreign currency exchange rates. Based upon the results of these analyses, we estimate that a hypothetical 10% unfavorable change in foreign currency exchange rates from the September 28, 2002 rates could have a $136,000 impact on net assets, a $60,000 impact on net sales and a $394,000 impact on operating expenses. These risks are materially similar to the risks presented in the prior periods, and could have a material effect on our results of operations, cash flows or financial condition in the future.

We have also prepared sensitivity analyses of our exposure related to yen denominated purchases. Using a hypothetical 10% unfavorable change in the dollar/yen exchange rate from the September 28, 2002 rate, and projected annual purchases denominated in yen, we estimate a potential $1,694,000 impact on annual purchases. The impact could affect a combination of net income and inventory, and could have a material effect on our future results of operations, cash flows or financial condition.

Interest Rates

At September 28, 2002, we had $17,900,000 outstanding against our line of credit. We pay interest on this line of credit at the bank's prime rate +1.25%. As a result, fluctuations in interest rates could impact our interest expense related to this line of credit.

We prepared sensitivity analyses of our exposure to interest rate fluctuations to assess the impact of a hypothetical change in interest rates. Based on the results of these analyses, we estimate that a hypothetical 10% unfavorable change in interest rates from the September 28, 2002 rates could have a $150,000 impact on annual results of operations. This risk is materially similar to the interest risk presented in the past year, and could have a material effect on our results of operations, cash flows or financial condition for the next year.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information concerning the Company's market risk is incorporated by reference from Item 2 above, "Management's Discussion and Analysis of Financial Condition and Results of Operations," under the caption, "Market Risk".

Item 4. Controls And Procedures

Management, including our chief executive officer and chief financial officer, have reviewed and evaluated the Company's disclosure controls and procedures within 90 days of the filing date of this Quarterly Report. Based on such review and evaluation, Management believes that the disclosure controls and procedures are designed effectively to accumulate and communicate material information required to be disclosed in the Company's reports to the SEC.

In addition, Management believes that there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.

Item 4. Submission of Matters to a Vote of Security Holders

On July 30, 2002, we held a Special Meeting of Stockholders. At the meeting, we asked stockholders to vote upon three proposals:

          Proposal 1:     Ratify and approve the Series I Preferred Stock Purchase Agreement, the issuance of the Series I preferred and related matters.

          Proposal 2:     Remove Section 4.6 of Exabyte's By-laws.

          Proposal 3:     Approve the grant of stock options to Tom Ward, our newly appointed President, Chief Executive Officer and Director, and the plan for the options.

A total of 34,370,448 shares of Common Stock, Series G preferred and Series H preferred, representing approximately 71.33% of the total shares eligible to vote, cast votes at the meeting. The number of votes cast for, against or withheld, as well as abstentions and broker non-votes as to each proposal, are as follows:

	Votes For	Votes Against or Withheld	Abstentions and Broker Non-Votes
Proposal 1 - Ratification and Approval of Series I Matters	24,161,409	1,960,925	4,524,514

Proposal 2 - Removal of Section 4.6 of the By-laws	33,443,477	768,976	157,995

Proposal 3 - Approval of CEO options and Option Plan	24,777,282	9,474,287	118,879

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibit Index
Exhibit Number	Description

2.1	Agreement and Plan of Merger among Exabyte Corporation, Bronco Acquisition, Inc., Ecrix Corporation, Certain Lenders, and Certain Investors, Dated as of August 22, 2001 (11)
3.1	Restated Certificate of Incorporation. (1)
3.2	Certificate of Determination of Preference of Series A Junior Participating Preferred Stock. (2)
3.3	By-laws of the Company, as amended. (11)
3.4	Certificate of Designation of Series G Convertible Preferred Stock (10)
3.5	Certificate of Designation of Series H Convertible Preferred Stock
4.1	Article 4 of the Restated Certificate of Incorporation (included in Exhibit 3.1) (11)
4.2	Article 1 of the By-laws of Exabyte Corporation, as amended (included in Exhibit 3) (11)
4.3	Specimen stock certificate of Exabyte (11)
**10.1	Incentive Stock Plan, as amended and restated on January 16, 1997. (5)
**10.2	Stock Option Agreement used in connection with the Incentive Stock Plan. (8)
**10.3	1990 Employee Stock Purchase Plan. (4)
**10.4	Employee Stock Purchase Plan Offering used in connection with the 1990 Employee Stock Purchase Plan. (7)
**10.5	Form of participation agreement used in connection with the 1990 Employee Stock Purchase Plan. (3)
**10.6	1997 Non-officer Stock Option Plan, as amended and restated on January 19, 2001. (7)
Exhibit Number	Description
**10.7	Stock Option Agreement used in connection with the 1997 Non- Officer Stock Option Plan. (7)
10.9	Form of Indemnity Agreement entered into by the Company with each director and executive officer of the Company. (10)
**10.10	Form of Severance Agreement entered into among the Company and its executive officers (11)
**10.11	2002 Officer Bonus Plan. (10)
10.12	Development Agreement, dated March 1, 2001, among Hitachi Digital Media Products Division of Hitachi, Ltd. and Exabyte Corporation. (10)
*10.13	Manufacturing and Purchase Agreement, dated March 1, 2001, among Nihon Exabyte Corporation and Exabyte Corporation. (10)
10.14	8mm Mechanical Components Purchase Agreement, dated December 11, 1996, among Hitachi Ltd. Electronic Sales Office, Exabyte Corporation and Nihon Exabyte Corporation. (6)
10.15	Exabyte Purchase Agreement between the Company and Singapore Shinei Sangyo PTE., Ltd., dated February 3, 1999 (11)
10.16	Amendment #A01 to Purchase Agreement between the Company and Singapore Shinei Sangyo, dated January 24, 2001 (11)
10.17	Supplier Managed Inventory Agreement between the Company and Singapore Shinei Sangyo, dated January 24, 2001 (11)
10.18	Technology Transfer and License Agreement between AIWA Co. Ltd. and Ecrix Corporation, dated September 18, 2001. (13)
*10.19	Corporate Purchase Agreement between Compaq Computer Corporation and its Affiliates and Ecrix Corporation, dated October 1, 2001. (13)
10.20	Technology and Manufacturing License Agreement, between the Company and Plasmon LMS, Inc., dated September 27, 2001. (13)
10.21	Lease Agreement between Industrial Housing Company LLC and Ecrix Corporation, dated December 14, 1998, as amended (11)
10.22	Lease Agreement between Cottonwood Farms Ltd. and Ecrix Corporation, dated September 7, 1999, as amended (11)
10.23	Amendment to Lease between Cottonwood Land and Farms, Ltd. and Ecrix Corporation, dated April 15, 2000 (11)
10.24	Lease between Boulder Walnut LLC and Exabyte Corporation, dated October 1, 1999 (11)
10.25	Lease between Eastpark Associates, Ltd. and Exabyte Corporation, dated May 8, 1992 (11)
10.26	Lease between Boulder 38(th) LLC and Exabyte Corporation, dated October 1, 1999 (11)
10.27	Lease between Eastpark Technology Center, Ltd. and Exabyte Corporation, dated December 9, 1991 (11)
10.28	Exabyte Share Purchase Agreement, dated as of April 12, 2001, among the Company and State of Wisconsin Investment Board. (10)
10.29

Loan and Security Agreement, dated as of May 16, 2000 (Line of Credit"), between Exabyte and Congress Financial Corporation (Southwest), a subsidiary of First Union National Bank ("Congress Financial") (9)

10.30	First Amendment to Loan and Security Agreement between Exabyte Corporation and Congress Financial, dated as of September 29, 2000 (12)
10.31	Second Amendment to the Line of Credit, between the Company and Congress Financial Corporation, a subsidiary of First Union National Bank, dated February 7, 2001. (10)
10.32	Third Amendment to Loan and Security Agreement, Waiver and Consent, between Exabyte Corporation and Congress Financial dated August 22, 2001 (11)
10.33	Fourth Amendment to Loan and Security Agreement, between the Company and Congress Financial Corporation, a subsidiary of First Union National Bank, dated November 9, 2001. (13)
10.34	Note Purchase Agreement, dated as of April 23, 2002, among the Company and Meritage Private Equity Fund, L.P. (14)
10.35	Note, dated as of April 23, 2002, from the Company to Meritage Private Equity Fund, L.P. (14
Exhibit Number	Description
99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley act of 2002
99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley act of 2002

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

EXABYTE CORPORATION
Registrant
Date	November 12, 2002	By	/s/ Craig G. Lamborn
Craig G. Lamborn Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

     I, Tom W. Ward, Chief Executive Officer of Exabyte Corporation, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Exabyte Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

    /s/ Tom W. Ward

Tom W.Ward
Chief Executive Officer

CERTIFICATIONS

     I, Craig G. Lamborn, Chief Financial Officer of Exabyte Corporation, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Exabyte Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

    /s/ Craig G. Lamborn

Craig G. Lamborn
Chief Financial Officer