Form 10-K
period 2002-12-28
EXABYTE CORP /DE/
filed 2003-03-28
CIK 855109

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 28, 2002 or

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

Common Stock, $.001 Par Value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.     Yes     [X]          No     [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).      Yes     [  ]          No     [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which common equity was last sold as of June 28, 2002, the last business day of the registrant's most recently completed second fiscal quarter was $23,999,020. (a). The aggregate number of shares of common stock outstanding on March 20, 2003 was 33,585,232.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for the 2003 Annual Meeting are incorporated by reference into Part III of this report. The registrant's definitive proxy statement will be filed with the SEC on or before April 21, 2003.

GENERAL INFORMATION ABOUT THE INFORMATION IN THIS REPORT

 This report includes certain "forward-looking" statements

In addition to the historical information contained in this document, this report contains forward-looking statements that involve future risks and uncertainties. We may achieve different results than those anticipated in these forward-looking statements. The actual results that we achieve may differ materially from any forward-looking statements due to such risks and uncertainties. Words such as "believes," "anticipates," "expects," "intends," "plans" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. You should carefully consider the risks described below, and other factors as may be identified from time to time in our filings with the Securities and Exchange Commission or in our press releases. If any of these risks should actually occur, our business, prospects, financial condition or results of operations would likely suffer. In such case, the trading price of Exabyte common stock or other securities could fall, and you may lose all or part of your investment.

Exabyte intends to periodically update and describe these and future risks in reports filed with the Securities and Exchange Commission. However, you should not assume that we will always update them in a timely manner. We are not undertaking any obligation to update these risks to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

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

PART I

ITEM 1.

INFORMATION REGARDING OUR BUSINESS

Description of Exabyte

Exabyte Corporation designs, manufactures and markets a range of VXA® and MammothTape™ tape drives as well as VXA®, MammothTape™ and LTO™ (Ultrium™) automated tape libraries. We also provide our own brand of recording media and provide worldwide service and customer support to our customers and end users. We were incorporated in June 1985 under the laws of the State of Delaware.

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

On August 22, 2001 we entered into an Agreement and Plan of Merger with Ecrix Corporation ("Ecrix"), Bronco Acquisition, Inc. (our wholly owned subsidiary formed for the purpose of completing this transaction), certain lenders and certain investors. On November 9, 2001, our stockholders approved this acquisition and we closed the business combination. At the closing of the transaction, Ecrix became a wholly-owned subsidiary of Exabyte and the combined companies have been doing business as Exabyte Corporation since that date. Ecrix Corporation was founded in April 1996 in Boulder, Colorado to commercialize a new family of low-cost, high-capacity, high-performance data storage tape drive products. It began shipping products in May 1999, with general availability in September 1999. Ecrix's tape storage products are based on a technology called VXA® which incorporates variable speed, overscanning technology and discrete packet format. This VXA® architecture incorporates new, patentable technologies that result in improvements in tape drive reliability and cost-effectiveness.

Recent Developments

There were several important changes in our business during fiscal year 2002. Many of them previously have been disclosed in the reports we file from time to time with the SEC on Forms 10-Q and 8-K. However, following is a discussion of certain important events that happened during 2002. Additional information about these and other 2002 events may also be found in our prior filings as well as included elsewhere in this report on Form 10-K.

Transfer from Nasdaq National Market to the OTC Bulletin Board

Our common stock was listed on the Nasdaq National Market. On February 26, 2003, our stock was moved to the Nasdaq SmallCap Market because we failed to meet the minimum bid price requirement necessary to stay listed on the Nasdaq National Market. In September 2002, we received a notice from Nasdaq that we had failed to meet the $1 minimum bid price requirement for continued listing on the Nasdaq National Market. By December 2002, we had not met the minimum bid price requirement, and we received notice from Nasdaq that we would be delisted from the National Market. We appealed this decision and attended a hearing in January 2003. On February 21, 2003, we received Nasdaq's final determination, which included allowing us to apply to the SmallCap Market in order to take advantage of the additional time SmallCap participants have to meet the minimum bid price requirement, a 180 day grace period. As of March 11, 2003, the closing bid price of our common stock was below $1 for 180 trading days. As part of Nasdaq's decision, we had the opportunity to request an additional 180 trading days to meet the minimum bid price requirement, which we did. On March 20, 2003 we received notification that Nasdaq was not granting our request for an additional 180 trading days to meet the minimum bid price requirement because we did not meet the SmallCap core listing requirements. As such, Nasdaq delisted our stock as of March 24, 2003. Our common stock is now traded on the OTC Bulletin Board. We believe that this delisting will further reduce the value of our common stock and its liquidity.

Bank Loan

As of December 31, 2002, we are not in compliance with certain financial covenants under our line of credit agreement with Silicon Valley Bank. As a result, we have entered into a forbearance agreement whereby the bank has agreed to forbear from exercising is remedies upon default. The forbearance agreement expires on March 31, 2003 and limits borrowings on the line to $16,000,000. We are also negotiating amended terms to our existing line of credit agreement with Silicon Valley Bank. For more information about this line of credit, see "Liquidity and Capital Resources" under "Exabyte Management's Discussion and Analysis of Financial Condition and Results of Operations" below.

Restructuring of Debt with Certain Vendors

We have recently entered into deferred payment agreements with four of our five largest vendors, and are attempting to secure such an agreement with a fifth vendor. Please see "Information Regarding Our Manufacturing Processes and Partners" below for more information about these agreements.

Changes in our Management

In January 2002, Mr. William L. Marriner resigned as President, Chief Executive Officer, Chairman of the Board and director of Exabyte. The Board appointed Mr. Juan A. Rodriguez as interim President and Chief Executive Officer and Mr. A. Laurence Jones as non-executive Chairman of the Board while it searched for a new CEO. In June 2002, the Board appointed Mr. Tom W. Ward as President and Chief Executive Officer and Mr. Rodriguez as Chairman of the Board.

Information Regarding Our Products And Services

We market our products exclusively through resellers, distributors and original equipment manufacturer ("OEM") partners around the world. Our products address the need for reliable, high-performance and affordable data storage in the fastest growing segments of the computer industry - Windows NT, UNIX, MacOS and Linux application and database servers, workstations and computer networks.

We concentrate on the midrange application and database server market, manufacturing tape backup and network storage solutions for small, medium and large businesses. We provide cost-effective solutions incorporating VXA®, MammothTape™ and LTO™ (Ultrium™) technologies.

Throughout the past decade, our products have found widespread use in attended and unattended network backup, automated storage management, near-online storage, archiving, data collection, software distribution and interchange.

We sometimes base our market decisions on forecast reports, which we believe are accurate. If the reports turn out to be inaccurate, it may create insufficient or excessive inventories and disproportionate overhead expenses. Particularly, short order lead-times of reseller sales limit our ability to forecast.

General information regarding our tape drives.

Our tape drives are designed to back up or archive computer data. The primary factors distinguishing our tape drive products from one another are data capacity and transfer rate. Data capacity refers to the total amount of data that can be stored on a single media cartridge. Transfer rate refers to the speed at which data may be transferred to or from the tape drive.

Our tape drives offer data capacities ranging from 20GB to 160GB and transfer rates ranging from 3MB per second to 30MB per second (assuming data compression ratios as stated below).

Sales of tape drive products, including end-of-life drives, represented the following percentages of net revenue:

Year	% of Revenue
2000	38%
2001	31%
2002	28%

Following the acquisition of Ecrix in November 2001, we added VXA® technology to our existing MammothTape™ line of products. The following is a discussion on the two types of technologies that we currently produce.

VXA® Technology

We believe that the VXA® design provides our customers with a low cost, competitive alternative to competing products when compared on the basis of performance, functionality and reliability. The price point and features incorporated in our VXA® technology position it in the DDS (DAT) replacement market.

Our VXA® technology is best understood by contrasting VXA® technology with other existing tape drive technology. The technology used in other tape drives (including our own MammothTape™ tape drives) incorporates a technique known as "streaming." Streaming requires that the system supplying to or accepting data from the tape drive be able to maintain a data stream at or above that specified in the drive's data transfer rate. In streaming drives, data is recorded on tape in "tracks" which must be read from end-to-end in a single pass of a read head. Tape passes over a read head and the read head reads data from the tape. Streaming tape technologies require track-following to maintain proper head-to-track alignment while the tape track is read in its entirety at a fixed tape speed. The drive mechanism and media tolerances must be tightly controlled to maintain a precise alignment between the path of the head and the data tracks written on the tape or data errors can result.

While streaming tape drives are designed to operate efficiently at a constant tape speed and data transfer rate, the host system may not send or receive at the specific fixed rate the tape drive expects. This is because very often data is transmitted in "bursts," resulting in fluctuating transfer rates. Whenever the flow of data is interrupted, the drive stops the tape, backs up, accelerates to the appropriate speed, and then continues the data transfer in the same orientation as before. This process is known as "Backhitching." Backhitching tends to increase the wear and tear on both the media and the drive and slows down the performance of the system.

VXA® incorporates three innovations in tape drive data storage: Discrete Packet Format™, Variable Speed Operation ™and OverScan™ operation.

Discrete Packet Format™. Discrete Packet Format™ organizes each track of the VXA® tape into small digital data packets. Rather than read a track from end-to-end in one pass, Discrete Packet Format™ allows each packet to be read independently and at different times and reassembled later in a data buffer. This data arrangement allows tapes to be read in any sequence.

Variable Speed Operation™. Variable Speed Operation™ enables a drive to adjust the tape drive speed to the host computer's data throughput, eliminating Backhitching and associated delays and wear on media caused by data-rate-matching problems. Variable Speed Operation™ optimizes backup and restore times without compromising data integrity or tape drive reliability.

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

MammothTape™ Technology

In 1996, we began revenue shipments of our Mammoth product to customers. We based it on a new technology platform - a redesigned helical-scan tape drive. Understanding the need for higher reliability, we designed the Mammoth tape drive specifically for the rigors of backup and data storage in the server market.

This technology platform, known as MammothTape™ technology, is an integrated system encompassing both tape drive design and advanced metal evaporated ("AME") media. All aspects of the technology work together to optimize recording performance and to ensure the integrity of vital data.

The MammothTape™ platform designs are extremely complex, which may result in lower than anticipated manufacturing yields, field reliability issues and increased inventory levels. We experienced such issues with the introduction of our original MammothTape™ drive and were able to successfully address them. We experienced similar issues with the introduction of the M2™ tape drive in 1999. We have made significant progress in addressing these issues as they relate to the M2™ product, and make every effort to assure that we address such issues as quickly as possible. However, we cannot assure that we will completely resolve any of these issues or, if resolved, they will be done in a timely manner.

We believe that the success of our VXA® and M2™ tape drives impacts our success as a company. Various factors determine the success of our tape drives, including:

     -   OEM qualification and adoption;

     -   media availability;

     -   satisfactorily addressing design issues;

     -   customer acceptance of our tape drive formats; and

     -   our ability to develop and introduce future tape drive products.

To the extent we cannot successfully address any of these or other developmental issues, our current and future sales could be negatively impacted, and our competitive and financial positions, as well as our results of operations would be harmed.

Our inability to successfully effect any of these factors could negatively impact our competitive position, which would have a material adverse impact on our results of operations and our financial condition.

General information regarding our automated tape drive libraries.

In addition to our tape drives, we design, develop, manufacture, sell and support automated tape drive libraries. These libraries incorporate one or more tape drives and multiple media cartridges to provide much higher data capacities than using a single drive and, with more than one drive, higher data transfer rates.

We offer library products incorporating VXA®, MammothTape™ and LTO™ (Ultrium™) tape drives. Our libraries are designed to be scalable, allowing us to develop different sized libraries based on the same model, with room inside each box for expansion. This capability enables our designs to accommodate increases in customers' data storage needs and allows our end users to protect their library investment.

We engineer our library products to satisfy the reliability, service-ability and management requirements of storage networking. They combine the reliability of our robotics with features such as optional Ethernet ports, hot-pluggable tape drive carriers designed to be serviced during library operation, optional bar code scanners and removable magazines.

Sales of library products, including end-of-life, represented the following percentages of net revenues:

Year	% of Revenue
2000	33%
2001	26%
2002	24%

We believe that the success of our library products impacts our success as a company. Our ability to succeed in this market will depend upon a number of factors, including:

     -   our ability to successfully sell libraries independent of our tape drives;

     -   availability of media;

     -   introduction of competitive products;

     -   acquiring sufficient market share;

     -   customer acceptance and OEM adoptions; and

     -   compatibility with tape drives used by our customers.

Our inability to successfully effect any of these factors could negatively impact our competitive position, which would have a material adverse impact on our results of operations and our financial condition.

Table of Exabyte's Automated Libraries and Tape Drive Products

Below is a table showing our current and future product offerings. We cannot assure that any of the current or announced products or services listed below will be successfully developed, made commercially available on a timely basis or achieve market acceptance. We encounter a number of risks in producing and selling our products and services.

Product	Positioning	Capacity*	Transfer Rate*	Interface	Media
VXA Automation
430	Convenient rack-mount automated data storage for distributed networking environments	30 cartridges, up to 4.5 TB (compressed)	Four VXA-2 drives, up to 173 GB/hour (compressed)	SCSI Ultra2 LVD	VXATape: V23, V17, V10, V6
AutoPak 1x15(1)	Cost-effective solution for low to medium-volume, unattended backup	15 cartridges, up to 990 GB (compressed)	One VXA-1 drive, up to 21.6 GB/hour (compressed)	SCSI Ultra2 LVD	VXATape: V17, V10, V6
AutoPak 1x10	Automated tape backup in a space-saving 2U rack mount design	10 cartridges, up to 660 GB (compressed) with VXA-1, up to 1.67 TB (compressed) with VXA-2	Up to 21.6 GB/hour (compressed) with VXA-1 drive. Up to 43.2 GB/hour (compressed) with VXA-2	SCSI Ultra2 LVD	VXATape: VXA-1: V17, V10, V6 VXA-2: V23, V17, V10, V6
AutoPak 1x7	Affordable desktop automation - an ideal first step into automated data storage	7 cartridges, up to 1.1 TB (compressed)	One VXA-2 drive, up to 43.2 GB/hour (compressed)	SCSI Ultra2 LVD	VXATape: V23, V17, V10, V6
VXA Drives
VXA-2	Three times the capacity and twice the speed of DDS-4	80 GB (native) 160 GB (compressed)	Up to 12 MB/sec., 43.2 GB/hour (compressed)	LVD, IDE/ATAPI and FireWire	VXATape: V23, V17, V10, V6
VXA-1	Replacement technology of choice for end-of-life DDS drives	33 GB (native) 66 GB (compressed)	Up to 6 MB/sec., 21.6 GB/hour (compressed)	LVD, IDE/ATAPI and FireWire	VXATape: V17, V10, V6
VXA RakPak 1U Drive Enclosure	Provides rack-mount option for 1 or 2 drive configuration	1 drive 33 GB (native) 66 GB (compressed) 2 drives 66GB (native) 132 GB (compressed)	One drive up to 6 MB/sec, 21.6 GB/hour (compressed) Two drives up to 12 MB/sec., 43.2GB/hour (compressed)	SCSI Ultra2 LVD	VXATape: V17, V10, V6
Product	Positioning	Capacity*	Transfer Rate*	Interface	Media
MammothTape Automation
X200(1)	High performance/capacity scalable storage automation for SANs	200 cartridges, up to 30 TB (compressed)	10 M2 or Mammoth drives; Up to 1.08 TB/hour (compressed)	Ultra2 LVD, HVD Fibre Channel	Exabyte AME or AME with SmartClean
X80(1)	High rack density, scalable storage automation for SANs	80 cartridges, up to 12 TB (compressed)	8 M2 or Mammoth drives Up to 864 GB/hour (compressed)	Ultra2 LVD, HVD Fibre Channel	Exabyte AME or AME with SmartClean
430	Compact, high rack density with M2's speed and capacity	30 cartridges, up to 4.5 TB (compressed)	4 M2 drives; Up to 432 GB/hour (compressed)	Ultra2 LVD Fibre Channel	Exabyte AME or AME with SmartClean
215M	Smallest footprint, best performance, lowest cost of ownership in its class	15 cartridges, up to 2.25 TB (compressed)	2 M2 drives; Up to 216 GB/hour (compressed)	Ultra2 LVD SCSI	Exabyte AME or AME with SmartClean
EZ17	Ideal first step into performance-level automated data storage	7 cartridges, up to 1.05 TB (compressed)	M2 or Mammoth drive; up to 108 GB/hour (compressed)	Fast SCSI single-ended wide; Fast SCSI HVD wide; Ultra2 LVD SCSI	Exabyte AME or AME with SmartClean
MammothTape Drive
Mammoth-2 (M2)	Exabyte's fastest, highest capacity tape drive, delivering enterprise performance	60 GB (native) 150 GB (compressed)	12 MB/sec 43.2 GB/hour (native)	Ultra2 LVD, HVD Fibre Channel	Exabyte 75m, 15m, 225m AME with SmartClean
Mammoth(1)	Price/performance leader in the midrange market	20 GB (native) 40 GB (compressed)	3 MB/sec 10.8 GB/hour (native)	Single-ended, LVD, HVD, SCSI-2 FAST	Exabyte 125m, 170m AME
LTO Automation
Magnum20	Enterprise capability with midrange affordability	148 cartridges, up to 29.6 TB (compressed)	8 LTO (Ultrium) drives Up to 864 GB/hour (compressed)	Ultra2LVD SCSI Fibre Channel	Exabyte LTO (Ultrium) data cartridges
221L	The most cost-effective LTO automated tape library in it class	21 cartridges, up to 4.2 TB (compressed)	2 LTO (Ultrium) drives Up to 216 GB/hour (compressed)	Ultra2 LVD SCSI Fibre Channel	Exabyte LTO (Ultrium) data cartridges
110L	Compact, affordable LTO Ultrium alternative to standalone tape drives	10 cartridges, up to 2 TB (compressed)	LTO (Ultrium) drive Up to 108 GB/hour (compressed)	Ultra2 LVD SSI	Exabyte LTO (Ultrium) data cartridges

(1) This is an end-of-life product.

* Specifications are compressed. VXA, Mammoth and LTO assume a 2:1 compression ratio; M2 assumes a 2.5:1 compression ratio. Compression, capacity and throughput will vary dependent upon type of data and system configuration. All specifications are subject to change without notice.

Media Products

As shown in the above table, we provide various types of media cartridges, as well as cleaning cartridges and data cartridge holders, for our tape drive products. The high-quality media, produced by multiple third parties, is available in different lengths to handle various data storage requirements.

Sales of media and media related products represented the following percentages of net revenue, excluding sales allowances:

Year	% of Revenue
2000	25%
2001	37%
2002	44%

Media sales represent a significant portion of our total revenues. To the extent media sales decline and are not replaced with additional revenue from our other products or services, our financial results, including our gross margin and revenues, may be adversely affected. We depend on a continuous supply of Advanced Metal Evaporative ("AME") media to use with our VXA® and MammothTape™ products. We cannot sell our products, or grow our product lines without a sufficient supply of AME media. Currently, we obtain AME media from three suppliers:

     -   Matsushita Electric Industrial Co. Ltd. ("MEI");

     -   TDK Corporation ("TDK"); and

     -   Sony Corporation ("Sony").

AME Media

Formulated specifically for our VXA® and MammothTape™ tape drives, AME tape (also called VXATape® for use with VXA® tape drives) offers expanded recording capacity and low abrasivity, which reduces mechanical wear. AME magnetic material is vertically aligned. This unique orientation and the absence of binder components on the media gives AME higher capacity and superior signal strength. AME's specially formulated backcoating dramatically reduces the buildup of static electricity and debris, greatly reducing the chance of read/write errors.

AME with SmartClean™

AME media with SmartClean™ technology is only available for use with M2™ tape drives and includes a section of cleaning tape at the beginning of each data cartridge. We specifically designed this cleaning tape to remove chemical films that can build up on recording heads. These films are caused by organic compounds and cannot be removed by other cleaning methods. The M2™ drive keeps statistics on its own operation and activates the SmartClean™ technology when the drive needs cleaning. With normal use, extra cleaning cartridges are needed less frequently.

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

Revenue from services, spares and support programs represented the following percentages of net revenue:

Year	% of Revenue
2000	7%
2001	7%
2002	7%

Information Regarding Our Customers and How We Market Our Products

We market our products worldwide through OEMs, distributors and resellers, and provide services directly to OEMs and to the customers of our distributors and resellers. We typically sell our new products initially to distributors and resellers who are quicker to evaluate, integrate, and adopt new technology. OEM sales generally increase (relative to reseller sales) as the new product successfully completes the necessary qualification process. Over the last several years, our sales have been principally to distribution and reseller customers as compared to OEM customers. We believe we need to increase the number of our OEM customers as well as the volume of products we sell to them in order to be successful.

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

     -     integrate the product into its system; and

     -     publicly announce the integration.

This last step typically occurs toward the end of the sales cycle before volume shipments of our products are made to the OEM.

Product sales to OEMs represented the following percentages of net revenue:

Year	% of Revenue
2000	28%
2001	24%
2002	19%

Our product sales depend heavily on OEM qualification, adoption and integration. Some of our distributor, reseller and smaller OEM customers delay their orders until key OEMs adopt and integrate our products. Our competitive position and results of operations may be significantly harmed if a key OEM failed to adopt and integrate our products.

We have announced adoption of our products by several OEM customers, but our success depends on additional OEMs adopting our products, particularly the VXA-2® tape drive, as well as existing OEMs increasing their purchases of current products.

Distributor and Reseller Customers

Our distributor and reseller customers purchase products for resale. Reseller customers may provide various services to their customers, such as:

     -     distribution;

     -     financial terms and conditions;

     -     pre-sales, sales and/or post-sales system upgrades; or

     -     other value-added products and/or services.

Even though we have no obligation, we support some of these customers by providing marketing and technical support directly to them or their consumers. As a result, we may incur certain additional costs for these sales. Other costs and risks associated with our reseller and distributor customers may include:

     -     inventory price protections;

     -     stock rotation obligations;

     -     short term marketing promotions; and

     -     customer and end user rebates.

The distribution and reseller business is also characterized by relatively short order lead times which limit our ability to forecast sales to these customers. Contractually, our distributor and reseller customers may return a portion of their Exabyte product inventory as part of their stock rotation rights, but must also issue a simultaneous offsetting purchase order.

Sales to distributors and resellers represented the following percentages of net revenue:

Year	% of Revenue
2000	67%
2001	71%
2002	76%

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

Sales to the Government

We do not sell our products directly to federal, state and local governments. We support our reseller customers that sell directly to the government with various government-directed programs and other sales and marketing services. We believe that the government business generally represents approximately 30% of our total revenues. Even though our sales to the government are indirect, our revenues have previously been adversely impacted by sales to the government that did not materialize for various reasons. Should it happen in the future, our revenues and results of operations would likely be harmed.

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

Direct international sales accounted for the following percentages of net revenue:

Year	% of Revenue
2000	29%
2001	29%
2002	27%

Currently, a very small percentage of our international sales are denominated in foreign currencies and are affected by foreign exchange rate fluctuations. This could impact our results of operations. Changes in the foreign exchange rates may adversely affect the volume of sales denominated in U.S. dollars to overseas customers. Our sales are also subject to risks common to export activities, including government regulation or seizure of property, tariffs, and import restrictions, which are discussed in more detail in the section "Information Regarding Foreign Exchange and Import Restrictions" below.

Principal Customers

A partial list of our customers includes Apple Computer, Arrow Electronics, Bull, Digital Storage Inc., Fujitsu Siemens Computers, Hewlett Packard, IBM, Ingram Micro, Tech Data, and Toshiba. We have customers who are also competitors, such as IBM with their LTO™ (Ultrium™) tape drive. We have several customers whose sales account for 10% or more of our net revenue. The chart below sets forth the percentages of sales for customers that exceeded 10% of annual sales over the past three years:

	2000	2001	2002
Ingram Micro	19%	18%	18%
Digital Storage	6%	11%	16%
Tech Data	13%	12%	16%
IBM	11%	10%	8%

We do not require minimum purchase obligations from our customers. They may cancel or reschedule orders at any time, prior to shipment, without significant penalty. Losing one or more key customers would adversely affect our results of operations. Additionally, a key customer canceling orders or decreasing the volume in orders would adversely affect our results of operations.

Information Regarding Our Competition

The data storage market is extremely competitive and subject to rapid technological change. We believe that competition in the data storage market will continue to increase, particularly because manufacturers of all types of storage technologies compete for a limited number of customers. We also believe that our customers consider the following main competitive factors in making their purchase decisions:

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

Competition can also result in price erosion. Price erosion of our products has occurred in the past and is likely to occur again in the future. We have lost market share to competitors in the past. We may lose additional market share in the future.

Technology typically changes and advances quickly in the high technology industry. In order to successfully compete in this industry, our future products must apply and extend our current technology, as well as keep pace with new technology developments. The rapid development of tape drive technologies directly impacts our ability to compete. Other factors which impact our ability to compete include:

     -   customer and OEM adoption of VXA® and MammothTape™ technology;

     -   integration of our VXA® and MammothTape™ technologies into a compelling tape drive platform;

     -   compatibility of tape drives to other data storage products;

     -   data storage density;

     -   data transfer rate;

     -   customer confidence and familiarity;

     -   product reliability; and

     -   price.

If we do not continually enhance our tape technology to keep pace with our competitors, our products will not remain competitive. If any new technology offers users the same or greater benefits than tape, tape technology could become obsolete. In order to compete under market pressures, we must be able to adapt our technologies to changes in an efficient, cost-effective manner. Our inability to adapt would severely harm our competitive position and our results of operations. The success of any future products depends on:

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

     -   Optical Tape

     -   DVD

     -   Holographic Storage

     -   Magneto-optics

We may also experience competition from new storage architectures, such as SANs, network attached storage and virtual storage.

Our VXA® and M2™ tape drives face significant competition from current and announced tape drive products manufactured by Quantum, Hewlett Packard, Seagate, Sony and the LTO™ Consortium. The specifications of some of these drives show greater data capacities and transfer rates than our tape drive products. We believe that our VXA® tape drives are a low cost, competitive alternative to competing products when compared on the basis of performance, functionality and reliability. In turn, we offer LTO™ (Ultrium™) technology through our library products.

Our library products face competition from companies such as Advanced Digital Information Corporation ("ADIC"), Quantum Corporation/ATL, Overland Data, StorageTek and QualStar. Significant competition may also develop from companies offering erasable and non-erasable optical disks, as well as other technologies.

Information Regarding Our Manufacturing Processes and Partners

We are currently outsourcing much of our manufacturing process, including most of our tape drives and library products, and all of our media. Those products that we still manufacture ourselves have reached their end-of-life cycle. As a result, we anticipate that we will no longer manufacture any products ourselves by mid-2003.

Outsourcing our manufacturing to a third party takes many months and involves many details. Due to the time and expense involved, and the inability to easily move the manufacturing to another party, we heavily depend on our existing third party manufacturers for our products.

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

If any of our manufacturing partners cannot meet our product demand, or cannot or will not implement product changes on a timely basis, we would be unable to fill customer orders and our results of operations and financial condition would be materially and adversely impacted. Additionally, should any of our manufacturing partners be unable to produce the product at a commercially reasonable cost to us, our margins would be negatively impacted, which would result in material harm to our results of operations and financial condition. Our dependence on third party manufacturers can also adversely affect our ability to negotiate the terms of our future business relationships with these parties.

If our outsourcing efforts are unsuccessful for any reason, bringing the manufacturing process back to Exabyte or outsourcing to another third party manufacturer could negatively impact our ability to fill customer orders and could harm our results of operations.

Sole-source Suppliers

We obtain components for our products from sole-source suppliers. We have executed master purchase agreements with some of our sole-source suppliers and conduct business with the rest of our suppliers on a purchase order basis. We rely heavily on our suppliers to produce the components for our products, or the products themselves. Reliance on sole-source suppliers can result in possible shortages or discontinuance of key components.

In addition, by relying on sole-source suppliers, we may see a reduction in our level of control over many items, including:

     -   delivering components on schedule;

     -   manufacturing a high number of components for delivery;

     -   maintaining the highest possible quality when manufacturing the components; and

     -   managing the costs of manufacturing the components.

We believe that every component, large and small, is important to manufacture our products. A shortage of any component would directly affect our ability to produce the product. Some of the components are developed and manufactured to our specifications, which further limits our ability to quickly find another supplier if we experience a supply shortage. There are long lead-times associated with the availability of many components that make obtaining them sometimes difficult.

We are currently experiencing liquidity constraints which affect the amount of cash available to pay our vendors and suppliers pursuant to our contractual obligations. This constraint has in the past and will likely in the future cause our vendors to restrict shipments of key components necessary to build and sell our products. We attempted to address this problem with our largest vendors by entering into deferred payment agreements with four of our five largest vendors. We continue to negotiate a similar arrangement with a fifth major supplier and have entered into a letter of credit arrangement with this supplier to assure product shipment to us while we negotiate the terms of the deferred payment agreement. We cannot assure that we will successfully enter into such an arrangement, or that the terms of the arrangement will be beneficial to us. These agreements have been structured in a way that allows us to continue to receive shipments from these vendors while paying down the amounts we owe each of them. The subjects covered by these agreements are similar. Each sets forth a repayment schedule that outlines how and when we will repay the amount we owe each vendor, as well as specific payment terms for payments on purchases made subsequent to the agreement. Although we believe that these agreements adequately address the liquidity issue with our largest vendors, we cannot assure that these vendors will not withhold shipments from us in the future.

Any inability to obtain key components in a timely manner, regardless of the reason, will restrict our ability to ship products and, as a result, harm our revenues and results of operations and financial condition.

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

Hitachi

Hitachi Ubiquitous Company ("Hitachi") supplies us with VXA®-1, VXA®-2 and M2™ tape drives. We outsourced the manufacturing of the M2™ tape drive to Hitachi over the 2001-2002 period, and transferred the manufacturing of the VXA® drives to them following the acquisition of Ecrix in 2001 and completed that transfer in 2002.

The supply of our M2™ tape drives is governed by a manufacturing and supply agreement. Although we believe we have adequate protection for the continuous supply of the products, our intellectual property, and other important matters, we cannot assure that Hitachi will abide by the terms of the agreement or that the terms provide us with adequate protection.

We do not have an executed agreement for the manufacture and supply of the VXA® tape drives. However, we believe we are close to executing that agreement and are currently doing business in accordance with the material terms of this draft agreement. We cannot assure that we will finalize the terms of this agreement, which could subject us to several risks, including an inability to obtain VXA® drives or lack of adequate remedy for failure to supply us with drives. Further, we cannot assure that all of the terms of any finalized agreement will be favorable to us, or will sufficiently protect our interests.

We have entered into discussions with Hitachi for the joint development of future tape drive products. We cannot assure that any such joint development will occur or succeed. Further, we cannot assure that we will enter into an agreement for this development, or that the terms of any agreement will be favorable to us or sufficiently protect our interests, which could impact the development of our future drives.

Many of the risks associated with our other suppliers apply to our relationship with Hitachi. Specifically, regardless of whether we have the proper agreements in place for the manufacture and supply of tape drives, we cannot assure that Hitachi will continue to supply us products or that they will be available at appropriate supply levels or competitive prices. Our inability to obtain products at a commercially reasonable cost would cause a significant delay or even termination of the production of some of our tape drive products, and would materially and adversely harm our competitive position and our results of operations.

Should Hitachi terminate its relationship with us for any reason, we would be forced to bring manufacturing operations back to Exabyte or outsource to another third party, which would be prohibitively difficult for us to accomplish without significant impact to our customer relationships, revenue and results of operations.

Our VXA®-1 tape drive was previously manufactured by AIWA Co. Ltd. ("AIWA"). As part of the transfer of that manufacturing relationship, we entered into a technology transfer and license agreement with AIWA, whereby AIWA granted us a non-exclusive license to utilize certain AIWA related VXA® technologies related to design and production of the VXA®-1 and VXA®-2 tape drives for a royalty based on the invoice price to us of each VXA®-1 and VXA®-2 drive we purchase from another manufacturer. To the extent that AIWA decides to no longer license this technology to us, we will be unable to produce these drives without considerable time and engineering effort. Even with this development effort, we can not assure that we would be able to duplicate this technology. Additionally, the license agreement with AIWA does not indemnify us for infringement of this technology on someone else's proprietary rights.

Shinei International

Shinei International, a Solectron company ("Shinei"), supplies us with many of our libraries, including all of our LTO libraries. We outsourced this manufacturing to them in 2001 and completed the effort in 2002. We currently do business with Shinei under several agreements. The purchase agreement provides for the supply of these libraries to us. We also have a supplier managed inventory agreement that governs how Shinei delivers the libraries to our Hubs (see "Hubbing and Logistic Services Relationships" below). Although we believe we have adequate protection for the continuous supply of these products, our intellectual property, and other important matters, we cannot assure that Shinei will abide by the terms of the agreement or that the terms provide us with adequate protection.

Many of the risks associated with our other suppliers, including Hitachi, also apply to our relationship with Shinei. Specifically, we cannot assure that Shinei will continue to supply us products or that they will be available at appropriate supply levels or competitive prices. Our inability to obtain products at a commercially reasonable cost would cause a significant delay or even termination of the production of some of our tape drive products, and would materially and adversely harm our competitive position and our results of operations.

Our agreements with Shinei provide for termination by either party upon adequate notice or the occurrence of certain events. Should Shinei terminate its relationship with us for any reason, we would be forced to bring manufacturing operations back to Exabyte or outsource to another third party, which would be prohibitively difficult for us to accomplish without significant impact to our customer relationships, revenue and results of operations.

Hubbing and Logistics Services Relationships

We currently have relationships with various hubbing and logistic services partners ("Hubs") around the world. Our largest Hub is located in California. These Hubs generally receive product from us or directly from our manufacturers and store it until they receive orders from us to ship the product to a particular destination. These types of relationships benefit us in that we do not have to maintain, staff and pay for a large warehouse facility. Also, we do not retain title for some of the products, which limits our liability in the case of loss. However, there are also some risks involved in maintaining a relationship with Hubs. We maintain title to some product while it sits in a Hub warehouse. This exposes us to liability for loss of product. We may also experience a reduction in control over inventory levels and product quality during storage. Additionally, the Hubs may not clear customs for us, which could leave us exposed to import and export liabilities (see " Information Regarding Foreign Exchange And Import Restrictions" below). Also, although our shipping instructions generally call for the product to be pulled from their warehouse stock and shipped to the customer on the same day, we do not have direct control over this process, which could impact our revenues and results of operations if the Hubs do not ship in accordance with our instructions.

Information Regarding Exabyte's Research And Development Efforts

The market for data storage devices is highly competitive. We believe that this competition will increase as new technology increases speed and reliability of storage products while at the same time reduces the cost of those products. With this in mind, we have concentrated our research and development on enhancing existing products and developing new products that will improve the performance and cost of current tape drives we offer. Our research and development expenses were approximately $36.5 million, $25.2 million, and $23.7 million in 2000, 2001 and 2002, respectively.

Information Regarding Our Patents and Proprietary Information

We rely on a combination of patents, copyright and trade secret protections, non-disclosure agreements, and licensing arrangements to establish and protect our proprietary rights. As of March 7, 2003, we held a total of 100 patents and 33 pending applications in the United States, of which 10 were issued in 2002, all relating to technologies and other aspects of our tape drive and automated tape library products. However, we believe that, because of the rapid pace of technological change in the tape storage industry, factors such as knowledge, ability and experience of our employees, new product introductions and frequent product enhancements are often more significant than patent and trade secret protection.

Although we file patent applications for our products when appropriate, patents may not result from these applications, or they may not be broad enough to protect our technology. Someone may also challenge, invalidate or circumvent our patents. Sometimes other companies and individuals assert that our patents infringe their proprietary rights. Occasionally, third parties ask us to indemnify them from infringement claims. We intend to defend ourselves against infringement claims. Defending these infringement claims may result in long and costly litigation, and could potentially invalidate a patent. We may attempt to secure a license from third parties to protect our technology but cannot assure that we would succeed. This may adversely affect our ability to use such technology and, as a result, our results of operations. Some foreign laws may not fully protect our intellectual property rights.

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

We enter into joint development agreements with third parties for the development of product components. Under these agreements, the third parties generally have joint ownership of certain technologies related to the component being developed. This could increase our reliance on these manufacturers or may require us to obtain a license from them. We may be unable to obtain a license on terms acceptable to us, if at all.

Many of these types of contracts are with manufacturers outside the United States. In addition to typical market risks associated with utilizing third party manufacturers, contracting with foreign manufacturers subjects us to additional exposures, including:

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

Information Regarding the Status of Our Backlog

Backlog consists of purchase orders for which a delivery schedule within six months has been specified by the customer. Our total backlog as of December 29, 2001 and December 28, 2002 totaled approximately $7.8 million and $9.3 million, respectively. Our customers typically are not obligated to purchase minimum quantities of our products. Lead times for the release of purchase orders depend upon the scheduling practices of each customer. We believe that, based upon past order histories, the rate of new orders will vary significantly from month to month. Customers may cancel or reschedule orders without penalty. In addition, our actual shipments depend upon our production capacity and component availability. For these reasons, our backlog as of any particular date may not be indicative of our actual sales for any succeeding fiscal period.

Information Regarding our Inventory Levels

We strive to maintain appropriate levels of inventory. Excessive amounts of inventory reduces our cash available for operations and may cause us to write-off a significant amount as excess or obsolete. Inadequate inventory levels may make it difficult for us to meet customer product demand, resulting in lost revenues.

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

We must accurately time the introduction and end-of-life of our products into and out of the data storage market because it affects our revenue and inventory levels. Accurately timing the release of new products is important to the sales of existing products. Prematurely taking an existing product into an end-of-life cycle could result in revenue loss from that product, and delaying the withdrawal of a product could result in excess product inventory and subsequent inventory write-downs. We continually evaluate our product life cycles. Any timing mistakes or inability to successfully introduce a new product could adversely affect our results of operations.

Information Regarding Foreign Exchange And Import Restrictions

Foreign Manufacturing

We manufacture (or have manufactured for us) many of our key components and products overseas in countries such as Japan, Germany, China, Singapore, Indonesia and Malaysia, which could impact our operating results. Because we depend on foreign sourcing for our key components, products and subassemblies, our results of operations may be materially affected by:

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

Foreign Subsidiaries

Our functional currency and the functional currency of our subsidiaries is the U.S. dollar. However, our subsidiaries located in The Netherlands, Japan and Singapore also enter into transactions in their respective local currencies. As a result, any amounts payable to a subsidiary or owed by a subsidiary are subject to the foreign exchange rate applicable between the U.S. dollar and the local currency and could materially and adversely affect our results of operations. These subsidiaries also operate under their respective local law. This may complicate enforcing our legal rights in these countries.

Several factors may increase our subsidiary costs and affect our results of operations, including:

     -   fluctuating currency exchange rates;

     -   foreign government regulations;

     -   difficulties in collecting international accounts receivable; and

     -   difficulties in enforcing intellectual property rights.

Foreign Taxing Authorities

Tax regulations in the United States and those foreign countries where we operate require transactions between us and our subsidiaries to take place in an arm's-length manner. The IRS and its foreign counterparts have increased their focus on this issue in recent years. Penalties arising from misapplying these laws are material. Consequently, we have performed numerous formal transfer pricing studies to ensure the documentation supporting our intercompany dealings is adequate. The IRS has audited our tax records through 1997 and had not proposed any adjustments in the way we structure our arm's-length transactions. However, foreign taxing authorities could examine these same transactions and assert that we have not complied with their tax laws relating to intercompany transfer pricing. As a result, we could be required to pay potentially significant taxes and penalties, as a result of our past or future intercompany transactions.

Other U.S. and Foreign Regulations

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

Employees

As of March 13, 2003, we had 349 full-time and part-time employees worldwide, consisting of:

Number of Employees	Department(s)
115	Sales, General and Administrative
64	Engineering, Research and Development
49	Manufacturing
121	Service, Quality and Technical Support

Our employees are not represented by a labor union.

In January 2002, we announced a corporate restructuring that resulted in the closing of our service and final assembly facility in Scotland and our service depots in Canada and Australia, as well as a reduction in our workforce of approximately 180 persons worldwide, comprised of regular full-time employees. In July 2002, we again announced further reductions resulting in elimination of approximately 100 full- and part-time employees. In the first quarter of 2003, we terminated another 52 full- and part-time employees. Although each reduction in force implemented over the past year has been designed to reduce costs, the latest reduction was designed specifically to help bring our current cost and personnel structure in line with current revenues. We believe that the Company is now appropriately structured, but we cannot assure that we will not reduce our workforce again in the future. Continued losses could cause us to enact further reductions in our workforce.

With a slowdown in the labor market, the competition for key employees is somewhat lessened. Despite this slowdown, our success continues to depend significantly upon our ability to attract, retain and motivate key engineering, marketing, sales, manufacturing, support and executive personnel. We compete for qualified employees with other high technology companies and other employers in Colorado. Competition for key employees is based upon, among other factors, base salary, stock-based compensation, ownership investment and high turnover rates in technology and other companies generally. As a result, we may lose or fail to recruit needed employees. Losing or failing to recruit a key employee could:

     -   delay product development schedules;

     -   interrupt team continuity;

     -   result in losing proprietary information to competitors or other third parties;

     -   increase our administrative costs; and

     -   adversely affect our results of operations.

We believe we may lose key employees, despite implementing incentive programs designed to retain and recruit employees.

Available Information

We will make available free of charge through our website, http://www.exabyte.com, this annual report, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and amendments to such reports, as soon as reasonably practicable after we electronically file or furnish such material with the Securities and Exchange Commission.

Executive Officers Of The Company

The executive officers of the Company and their ages as of March 28, 2003, are as follows:

Name	Age	Title
Juan A. Rodriguez	62	Chairman of the Board, Chief Technologist
Tom Ward	46	President and Chief Executive Officer
Craig G. Lamborn	49	Vice President, Chief Financial Officer

Mr. Juan A. Rodriguez, age 62, has served as a director and Chief Technologist of Exabyte since November 2001, was its interim President and Chief Executive Officer from January 2002 until June 2002, and has served as its Chairman of the Board and Chief Technologist since June 2002. Mr. Rodriguez co-founded Ecrix Corporation in 1996 and was its Chairman of the Board and Chief Executive Officer since 1996. Mr. Rodriguez co-founded Storage Technology Corporation in 1969 after several years as an IBM tape technology engineer. While at Storage Technology Corporation, he served in vice presidential and general manager roles over Engineering, Hard Disk Operations and Optical Disk Operations. In 1985, Mr. Rodriguez co-founded Exabyte Corporation, where he held the positions of chairman, president and CEO. Mr. Rodriguez is a professor for the University of Colorado Bankers College of Engineering and Applied Science.

Mr. Tom Ward, age 46, joined Exabyte as its President, Chief Executive Officer and a director in June 2002. Mr. Ward founded Data Storage Marketing, a distributor of storage products, in 1987 and sold the company to General Electric in 1997. Mr. Ward founded Canicom in 1997, a call center company, which he sold to Protocol Communications, an integrated direct marketing company, in 2000, assuming the position of Chief Operating Officer until June 2001. Mr. Ward began his career with Storage Technology Corporation serving in several roles in engineering and marketing. He later joined MiniScribe as Director of Sales for High Performance Products.

Mr. Craig G. Lamborn, age 49, has served as Vice President, Chief Financial Officer since November 2001, when he was appointed in connection with the acquisition of Ecrix. Prior to that, he served as Ecrix's Vice President of Finance and CFO since 1998. Before joining Ecrix, Mr. Lamborn spent seven years as CFO of Kentek Information Systems, a manufacturer of high speed printers. Prior to Kentek, Mr. Lamborn held financial positions with McData Corporation and Union Pacific Corporation. Mr. Lamborn is a certified public accountant.

Executive officers serve at the discretion of the Board of Directors. There are no family relationships among any of the directors and officers.

ITEM 2.

PROPERTIES

Our corporate offices, including our research and development and manufacturing facilities, are located in Boulder, Colorado, in leased buildings aggregating approximately 276,738 square feet, which includes 55,726 square feet of space in two buildings formerly occupied by Ecrix, which are currently unoccupied. The lease terms on these facilities expire on various dates ranging from 2004 to 2006. Although we do not currently anticipate expanding our operations, we believe that we have enough space available if further expansion becomes necessary. The following chart identifies the location and type of each Exabyte property:

LOCATION
OFFICE TYPE	DOMESTIC	INTERNATIONAL

R&D & Mfg.	Boulder, CO
Procurement	Boulder, CO	Tokyo, Japan
Service	Boulder, CO	Singapore
Sales & Support	Boulder, CO	Utrecht, The Netherlands
	Oakbrook, IL	Singapore
Frankfurt, Germany
Shanghai, China
Hong Kong, China
Paris, France

ITEM 3.

LEGAL PROCEEDINGS

We are subject to incidental litigation risks in the ordinary course of our business. We are not currently the subject of any material pending legal proceeding.

ITEM 4.

Not Applicable.

PART II

ITEM 5.

MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Exabyte's common stock has been traded in the over-the-counter market and has been quoted in the National Market System of the Nasdaq Stock Market ("Nasdaq") under the symbol EXBT from our initial public offering on October 19, 1989 until February 26, 2003, at which time it began trading on the Nasdaq SmallCap Market. For the calendar quarters indicated, the following table shows the high and low bid prices of our common stock as reported on Nasdaq.

Calendar Year	High	Low
2001
First Quarter	$4.375	$1.281
Second Quarter	2.000	0.750
Third Quarter	1.100	0.300
Fourth Quarter	1.590	0.480

2002
First Quarter	1.450	0.450
Second Quarter	1.180	0.500
Third Quarter	1.200	0.550
Fourth Quarter	0.880	0.510

2003
First Quarter (through March 20, 2003)	$0.650	$0.140

On March 20, 2003, we had 567 holders of record of our common stock. The reported closing price of the common stock was $0.20. We have never paid cash dividends on our common stock. We presently intend to retain any earnings for use in our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future. We are prohibited under the terms of our line of credit agreement with Silicon Valley Bank from declaring or setting aside any cash dividends.

Recent Sales of Unregistered Securities.

Stock Options

As an inducement to have Tom Ward serve as our President and Chief Executive Officer, we agreed to grant stock options to Mr. Ward pursuant to a Nonstatutory Stock Option Agreement, dated June 3, 2002 between Exabyte and Mr. Ward (the "Plan"). The Plan is independent of our existing Stock Option Plans and was approved by stockholders at a meeting on July 30, 2002. The terms of the Plan were also approved by our Compensation Committee.

Under the Plan, as of the commencement of Mr. Ward's employment with us, he was granted an option to purchase 3,000,000 shares of our common stock. The option has an exercise price equal to the common stock's closing price on the Nasdaq National Market on the date of the stockholder approval of the Plan. This option contains our normal vesting terms, providing for vesting during Mr. Ward's employment at the rate of 2% per month, except that any remaining unvested options will be deemed to be fully vested as of December 30, 2005.

Also, in accordance with the Plan, Mr. Ward received an additional option to purchase 4,000,000 shares of our common stock with a vesting schedule which accelerates based upon the market price for our common stock. The additional option was granted with an exercise price equal to the common stock's closing price on the Nasdaq National Market on the date of the stockholder approval of the Plan. This option will vest as follows:

        --   All shares will be deemed to be fully vested as of June 5, 2007, provided that Mr. Ward is employed as the President and Chief Executive Officer of Exabyte at such time;

        --   Mr. Ward will qualify for an accelerated vesting schedule (for such additional options) as follows, provided he is employed as the President and Chief Executive Officer of Exabyte at
                     the time of any such acceleration event:

               -   1,000,000 shares at such time as our stock price closes at or above $2.00 for 30 consecutive trading days;

               -   1,000,000 shares at such time as our stock price closes at or above $4.00 for 30 consecutive trading days;

               -   1,000,000 shares at such time as our stock price closes at or above $5.00 for 30 consecutive trading days; and

               -   1,000,000 shares at such time as our stock price closes at or above $6.00 for 30 consecutive trading days.

All stock prices and option strike prices will be appropriately adjusted for stock splits, a stock dividend, a merger or similar events. Unless terminated earlier as provided in the Plan, both of Mr. Ward's options will expire on June 2, 2012. Options granted under the Plan will terminate 90 days after termination of employment with Exabyte for any reason except in limited circumstances, including disability or death, in which case the term of the options continues for an additional period of time. Mr. Ward's employment with Exabyte may be terminated by Exabyte or him at any time for any reason.

The issuance of options was exempt from registration under the Securities Act of 1933 as a non-public offering pursuant to Section 4(2) of the Act. We based our reliance on this exemption on the facts of the transaction, including that the issuance and offering of the options was made only to a person who became our President, who in negotiating his employment with us had access to information about Exabyte and who has indicated that he will hold the securities for investment without a view to distribution.

The above summary descriptions of these documents are qualified in their entirety by reference to such documents which have been filed with the Securities and Exchange Commission.

ITEM 6.

SELECTED FINANCIAL DATA

The selected financial data set forth below with respect to our consolidated statements of operations for the fiscal years ended January 2, 1999, January 1, 2000, December 30, 2000, December 29, 2001 and December 28, 2002 and with respect to the consolidated balance sheets as of January 2, 1999, January 1, 2000, December 30, 2000, December 29, 2001 and December 28, 2002 are derived from audited consolidated financial statements. The consolidated financial statements as of December 29, 2001 and December 28, 2002, and for the three years ended December 28, 2002 are included elsewhere in this report on Form 10-K and the selected financial data shown below are qualified by reference to such financial statements. There were 52 weeks in 1998, 1999, 2000, 2001 and 2002.

(In thousands, except per share data)

	Fiscal Years Ended
Consolidated Statement of Operations Data:	Jan. 2, 1999	Jan. 1, 2000	Dec. 30, 2000	Dec. 29, 2001	Dec. 28, 2002
Net sales	$286,505	$222,827	$221,742	$158,438	$133,191
Cost of goods sold	207,604	182,875	172,085	132,143	110,948
Gross profit	78,901	39,952	49,657	26,295	22,243
Operating expenses:
Selling, general and administrative	56,978	56,650	54,709	36,759	27,316
Research and development	29,888	35,725	36,530	25,184	23,713
Loss from operations	(7,965)	(52,423)	(41,582)	(35,648)	(28,786)

Other income (expense):
Gain from sale of investment	--	--	--	1,719	1,500
Sale of technology	--	--	--	--	1,200
Interest income	2,394	2,646	1,057	86	27
Interest expense	(607)	(477)	(686)	(1,715)	(2,051)
Other	29	(934)	(1,213)	462	(1,364)
Loss before income taxes(1)	(6,149)	(51,188)	(42,424)	(35,096)	(29,474)

(Provision for) benefit from income taxes (2)	3,382	(37,219)	1,570	6	402
Equity in loss of investee	--	--	(414)	(343)	--

Net loss	$(2,767)	$(88,407)	$(41,268)	$(35,433)	$(29,072)

Deemed dividend related to beneficial conversion feature of Series I preferred stock	--	--	--	--	(4,557)

Net loss available to common stockholders	$(2,767)	$(88,407)	$(41,268)	$(35,433)	$(33,629)

Basic and diluted net loss per share	$ (0.12)	$ (3.97)	$ (1.83)	$ (1.47)	$ (1.02)
Weighted average common shares used in calculation of basic and diluted net loss per share (3)	22,285	22,256	22,560	24,052	33,022
Consolidated Balance Sheet Data:
Working capital (deficit)	$ 116,953	$ 59,594	$ 27,023	$ 11,266	$ (5,199)
Total assets	207,836	127,276	103,792	83,230	72,125
Long-term obligations, excluding current portion	7,461	6,570	8,146	9,594	3,424
Stockholders' equity	166,272	78,756	39,058	24,754	4,532

(1)  The Company recorded restructuring charges in 1999, 2000, 2001 and 2002, totaling $2,446,000, $3,899,000, $498,000 and $4,791,000, respectively. See Note 8 of Notes to Consolidated Financial Statements.

(2)  The Company recorded a full valuation allowance on all existing deferred tax assets in 1999. See Note 9 of Notes to Consolidated Financial Statements.

(3)  See Note 1 of Notes to Consolidated Financial Statements for an explanation of the determination of shares used in computing net loss per share.

QUARTERLY RESULTS OF OPERATIONS / SUPPLEMENTARY FINANCIAL INFORMATION

The following tables set forth unaudited operating results for each quarter of fiscal 2001 and 2002. This information has been prepared on the same basis as the audited financial statements and, in the opinion of management, contains all adjustments consisting only of normal recurring adjustments, necessary for a fair presentation thereof. These unaudited quarterly results should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this annual report on Form 10-K. The operating results for any quarter are not necessarily indicative of results for any future period.

(In thousands, except per share data)

	Quarters Ended
	Mar. 31, 2001	Jun. 30, 2001	Sep. 29, 2001	Dec. 29, 2001
Net sales	$ 49,052	$ 39,412	$ 34,268	$ 35,706
Cost of goods sold	45,558	31,163	24,798	30,624
Gross profit	3,494	8,249	9,470	5,082

Selling, general and administrative	11,333	9,513	7,493	8,420
Research and development	8,901	5,291	5,492	5,500
Loss from operations (1)	(16,740)	(6,555)	(3,515)	(8,838)

Other income (expense):
Gain from sale of investment	--	1,719	--	--
Interest income	11	45	22	8
Interest expense	(502)	(412)	(431)	(370)
Other	31	(15)	55	391
Loss before income taxes	(17,200)	(5,218)	(3,869)	(8,809)

(Provision for) benefit from income taxes	(7)	(41)	23	31
Equity interest in net loss of investee	(343)	--	--	--

Net loss	$ (17,550)	$ (5,259)	$ (3,846)	$ (8,778)

Basic and diluted net loss per share	$ (0.77)	$ (0.23)	$ (0.17)	$ (0.32)

	As a Percentage of Net Sales
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	92.9	79.1	72.4	85.8
Gross margin	7.1	20.9	27.6	14.2

Selling, general and administrative	23.1	24.1	21.9	23.6
Research and development	18.1	13.4	16.0	15.4
Loss from operations (1)	(34.1)	(16.6)	(10.3)	(24.8)

Other income (expense):
Gain on sale of investment	--	4.4	--	--
Interest income	--	0.1	0.1	--
Interest expense	(1.0)	(1.1)	(1.3)	(1.0)
Other	--	--	0.2	1.1
Loss before income taxes	(35.1)	(13.2)	(11.3)	(24.7)

(Provision for) benefit from income taxes	--	(0.1)	0.1	0.1
Equity in loss of investee	(0.7)	--	--	--

Net loss	(35.8)%	(13.3)%	(11.2)%	(24.6)%

(1)   In the quarter ended March 31, 2001, the Company recorded restructuring charges of $498,000 related to a reduction in its workforce in order to reduce expenses, minimize ongoing cash consumption and to simplify the management structure. See Note 8 of Notes to Consolidated Financial Statements.

(In thousands, except per share data)	Quarters Ended
	Mar. 30, 2002	Jun. 29, 2002	Sep. 28, 2002	Dec. 28, 2002
Net sales	$ 36,605	$ 35,649	$ 36,905	$24,032
Cost of goods sold	35,896	27,196	26,320	21,536
Gross profit	709	8,453	10,585	2,496

Selling, general and administrative	8,796	7,070	5,969	5,481
Research and development	7,368	6,273	5,700	4,372
Loss from operations (1)	(15,455)	(4,890)	(1,084)	(7,357)

Other income (expense):
Gain from sale of investment	--	1,500	--	--
Sale of technology	1,200	--	--	--
Interest income	15	10	2	--
Interest expense	(308)	(1,007)	(379)	(357)
Other	83	(1,321)	250	(376)
Loss before income taxes	(14,465)	(5,708)	(1,211)	(8,090)

(Provision for) benefit from income taxes	342	104	(27)	(17)

Net loss	$ (14,123)	$ (5,604)	$ (1,238)	$ (8,107)

Deemed dividend related to beneficial conversion feature of Series I preferred stock	--	(2,639)	(1,918)	--

Net loss available to common stockholders	$ (14,123)	$ (8,243)	$ (3,156)	$ (8,107)

Basic and diluted net loss per share	$ (0.43)	$ (0.25)	$ (0.10)	$ (0.24)

	As a Percentage of Net Sales
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	98.1	76.3	71.3	89.6
Gross margin	1.9	23.7	28.7	10.4

Selling, general and administrative	24.0	19.8	16.2	22.8
Research and development	20.1	17.6	15.4	18.2
Loss from operations (1)	(42.2)	(13.7)	(2.9)	(30.6)

Other income (expense):
Gain on sale of investment	--	4.2	--	--
Sale of technology	3.3	--	--	--
Interest income	--	--	--	--
Interest expense	(0.8)	(2.8)	(1.0)	(1.5)
Other	0.2	(3.7)	0.7	(1.6)
Loss before income taxes	(39.5)	(16.0)	(3.2)	(33.7)

(Provision for) benefit from income taxes	0.9	0.3	(0.1)	--

Net loss	(38.6)	(15.7)	(3.3)	(33.7)
Deemed dividend related to beneficial conversion feature of Series I preferred stock	--	(7.4)	(5.2)	--

Net loss available to common stockholders	(38.6)%	(23.1)%	(8.5)%	(33.7)%

(1) In the quarter ended March 30, 2002, the Company recorded restructuring charges of $4,363,000 related to a reduction in its workforce, the closure of its service and final assembly facility in Scotland and the closure of its service depots in Australia and Canada. In the quarter ended September 28, 2002, the Company recorded restructuring charges of $428,000 related to a further reduction in its workforce. See Note 8 of Notes to Consolidated Financial Statements.

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

Our tape drive products are based on VXA® and MammothTape™ technologies and our tape library products are based upon VXA®, MammothTape™ and LTO™ (UltriumÔ) technologies.

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

     -     restructuring of current operations;

     -     additional equity infusions;

     -     strategic alliance, acquisition or business combination; or

     -     refinancing of accounts payable to certain suppliers.

We will continue to explore these and other options that would provide additional capital for longer-term objectives and current operating needs. It will be necessary for us to take one or more of these actions in order to have sufficient funds to support our operations. Should we not be successful in achieving one or more of these actions, it is possible that we may not be able to continue as a going concern. Currently, our liquidity is dependent on our line of credit with Silicon Valley Bank, the vendor deferred payment arrangements (described in Note 17 to the Notes to Consolidated Financial Statements) and cash from operations. As a result of our current liquidity constraints, the report of our independent accountants on our consolidated financial statements contains an explanatory paragraph related to this matter.

Workforce Reduction

During the first quarter of 2003, we terminated employment of 52 full- and part-time employees. Although our prior reductions in force over the past year were designed to reduce costs, this most recent reduction was made to reduce our current cost and personnel structure in order to bring it more in line with forecasted revenues. We believe that we are now appropriately cost structured, but we cannot assure that we will not reduce our workforce again in the future. Continued losses could cause us to enact further reductions in our workforce.

Management Changes

In January 2002, William Marriner resigned as Chief Executive Officer and Chairman of the Board and a Director of Exabyte. The Board appointed Juan Rodriguez interim President and Chief Executive Officer and A. Laurence Jones as non-executive Chairman of the Board while it searched for a new CEO. In June 2002, the Board appointed Tom Ward as President and Chief Executive Officer and Juan Rodriguez as Chief Technologist and Chairman of the Board.

Critical Accounting Policies

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K, beginning on page F-1.

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

Inventory valuation and reserves

Our inventory is a significant component of our total assets. In addition, the value that we carry such inventory at directly impacts the gross margins that we recognize when we subsequently sell the inventory. Our inventory is valued at the lower of cost or market, cost being determined under the first-in, first-out method. In addition, we must determine if additional reserves are required for surplus or obsolete inventory or future sales which may result in a loss. This requires significant management judgments of future revenues by product and estimates of product life cycles in a fast-moving technology marketplace. Our inability to make accurate estimates can lead to material inventory write-offs in future periods.

Acquired goodwill

Our business combination with Ecrix in November 2001 resulted in a material amount of goodwill. Under FAS 142, "Goodwill and Other Intangible Assets," goodwill is not amortized to operations. Instead, we are required to assess this goodwill periodically for potential impairment. In our case, an impairment may be indicated by a significant drop in the trading price of our common stock. If such a drop in our stock price should occur, additional steps are required to determine if the carrying value of the goodwill exceeds its implied fair value. Any impairment write-off indicated by these tests could have a material effect on our future results of operations. These impairment tests require management to make estimates and assumptions which could affect our financial statements. For 2002, we have concluded that we have no goodwill impairment.

Recent Accounting Pronouncements

The Financial Accounting Standards Board has recently issued certain accounting pronouncements that may impact our business. For a complete discussion of these accounting pronouncements, see Note 1 in Notes to Consolidated Financial Statements in Item 15 of this Annual Report on Form 10-K, beginning on page F-7.

The following tables set forth items in the Exabyte Corporation and Subsidiaries (the "Company") Consolidated Statements of Operations for the three years ended December 30, 2000, December 29, 2001 and December 28, 2002.

Consolidated Statements Of Operations

(As a percentage of net sales)

	Fiscal Years
	2000	2001	2002
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	77.6	83.4	83.3

Gross margin	22.4	16.6	16.7
Operating expenses:
Selling, general and administrative	24.7	23.2	20.5
Research and development	16.4	15.9	17.8

Loss from operations	(18.7)	(22.5)	(21.6)
Other income (expense):
Gain on sale of investment	--	1.1	1.1
Sale of technology	--	--	0.9
Interest income	0.4	--	--
Interest expense	(0.3)	(1.1)	(1.5)
Other	(0.5)	0.3	(1.0)

Loss before income taxes	(19.1)	(22.2)	(22.1)
Benefit from income taxes	0.7	--	0.3
Equity in loss of investee	(0.2)	(0.2)	--

Net loss	(18.6)%	(22.4)%	(21.8)%

Deemed dividend related to beneficial conversion feature of Series I preferred stock	--	--	(3.4)

Net loss available to common stockholders	(18.6)%	(22.4)%	(25.2)%

Product Mix Tables

(In thousands)

	Fiscal Years
	2000	2001	2002
8mm drives:
Eliant ™ 820, Mammoth-LT, Mammoth, M2Ô, VXA®-1 and VXA®-2	$ 62,000	$ 36,864	$ 32,608
8mm Libraries:
EZ17™ , 215M, 430M, X80, X200, Autopak 1x15, Autopak 1x10 and Autopak 1x7	40,341	27,189	19,368
LTO™ Libraries:
110L and Magnum20	742	5,296	11,301
Media	55,874	58,691	58,777
Service, spares and other	14,811	11,841	9,445
End-of-life drives and libraries(x)	55,132	19,528	4,950
Sales allowances	(7,158)	(971)	(3,258)
	$221,742	$158,438	$133,191

(As a percentage of net sales)	Fiscal Years
	2000	2001	2002
8mm drives:
Eliant ™ 820, Mammoth-LT, Mammoth, M2Ô, VXA®-1 and VXA®-2	28.0%	23.3%	24.5%
8mm Libraries:
EZ17™ , 215M, 430M, X80, X200, Autopak 1x15, Autopak 1x10 and Autopak 1x7	18.2	17.2	14.5
LTO™ Libraries:
110L and Magnum20	0.3	3.3	8.5
Media	25.2	37.0	44.1
Service, spares and other	6.7	7.5	7.1
End-of-life drives and libraries(x)	24.8	12.3	3.7
Sales allowances	(3.2)	(0.6)	(2.4)
	100.0%	100.0%	100.0%

(x)Prior year amounts and percentages reflect current year classifications of end-of-life products.

Customer Mix Table

(As a percentage of net sales)

	Fiscal Years
	2000	2001	2002
Distributor/Reseller	66.6%	70.8%	75.6%
OEM	28.0	23.6	18.6
End user and other	5.4	5.6	5.8
	100.0%	100.0%	100.0%

Sales to Major Customers
	Net Sales (In thousands)			% of Total Net Sales
	2000	2001	2002	2000	2001	2002
Ingram Micro	$41,028	$27,952	$23,802	18.5%	17.6%	17.9%
Digital Storage	12,955	16,815	21,402	5.8	10.6	16.1
Tech Data	28,965	19,354	21,110	13.0	12.2	15.8
IBM	24,985	16,060	10,568	11.3	10.1	7.9

No other customers accounted for 10% or more of sales in any of these periods. We cannot guarantee that sales to these or any other customers will continue to represent the same percentage of our revenues in future periods. Our customers also sell competing products and continually review new technologies, which causes our sales volumes to vary from period to period.

Fiscal Year 2002 Compared To 2001

Net Sales

Our net sales decreased by 15.9% from $158,438,000 in 2001 to $133,191,000 in 2002. We believe this decrease is due to a general slowdown in the technology industry, competition, decreasing OEM sales and other factors described below. In comparing net sales from 2001 to 2002, there were several significant differences:

     -   Sales of older generation tape drives, including Mammoth, Eliant™820 and others, decreased by $12,364,000 due to product life cycles. Decreases were primarily in the OEM channel, where we sell the majority of these drives, and sales are expected to continue to decrease in 2003 as the product is approaching end of life status.

     -   Sales of M2™ tape drives decreased $3,284,000 due to the general slowdown in the economy as well as past reliability issues, which have resulted in M2™ tape drives not achieving the market momentum that was expected. Also because of the M2™ reliability issues, sales of library products containing M2™ tape drives have been negatively impacted. We have focused considerable attention addressing both hardware and firmware issues. We believe these efforts have resulted in a much-improved version of the tape drive, which is currently being marketed.

     -   Sales of end-of-life drives (Eliant™820, Mammoth-LT, and other 8mm tape drives) decreased by $7,508,000. The majority of the decrease occurred in the Eliant™820 drive, which entered end-of-life status in the second quarter of 2002.

     -   Partially offsetting the decreases in drive sales were increases in both the VXA®-1 and
                 VXA®-2 tape drives. VXA®-1 sales were $8,453,000 and VXA®-2 sales were $4,256,000 in
                 2002. For 2001 there were minimal sales of VXA®-1 drives, as we acquired the VXA®
                 technology on November 9, 2001 through the Ecrix acquisition. We first shipped the
                 VXA®-2 drives in the second quarter of 2002 and expect to see continued growth as the product gains customer acceptance and market share.

     -   Sales of M2™ and Mammoth 8mm tape libraries decreased by $11,325,000. We believe these decreases are due to these products entering the later stages of normal product life cycles and the general slowdown in the economy, which resulted in customer deferrals of investments in this type of equipment.

     -   Sales of end-of-life tape libraries decreased by $7,069,000. The majority of the decrease occurred in our 220 library, DLTtape™ libraries, and Advanced Intelligent Tape™ libraries.
                 The 220 and DLTtape™ libraries entered end-of-life status in 2001 while the Advanced
                 Intelligent Tape™ libraries entered end-of-life status in 2002.

     -   Partially offsetting the decreases in library sales were increases in sales of LTO™ (Ultrium™)
                 tape libraries (110L, 221L, and Magnum20). Sales increased by $6,004,000 from 2001 to
                 2002.  We believe this increase is due to wider acceptance of the LTO™ (Ultrium™) tape format, as it becomes a more recognized technology. Additionally, Magnum20, a newly released line of tape libraries, generated sales of $1,658,000 in 2002. For 2001, there were no comparable sales of Magnum20 libraries. We expect to see continued growth in Magnum20 as both the LTO™ (Ultrium™) and the library gain customer acceptance and market share.

     -   In addition, partially offsetting the decreases in library sales were increases in our VXA®
                 libraries (Autopak 1x15, Autopak 1x10 and Autopak 1x7). Sales increased by $3,504,000.
                 We first shipped the Autopak 1x10 and the Autopak 1x7 in 2002, and only recorded one and one half months of sales in 2001 for the Autopak 1x15, as the VXA® technology was acquired
                 November 9, 2001. We expect to see continued growth as both the products and the
                 VXA® technology gain customer acceptance and market share.

     -   Sales of service and spare parts decreased $2,396,000. This decrease relates to a decreasing installed base of our product, which is a result of general declines in sales since the end of
                 1998. There are fewer drives and libraries outside of their three-year warranty to service in
                 2002 compared to 2001. Also, we believe that outside competition in the repair business has adversely affected sales of service and spare parts.

     -   Sales allowances increased by $2,287,000, which had a negative impact on net sales. We had charges related to stock rotations during 2002 while we had a credit for these programs during
                 2001. Exposure to qualifying sales under this program remained relatively stable in 2002 compared to 2001. However, during 2001, exposure to qualifying sales decreased.
                 Additionally, there were increases in certain marketing related programs for 2002.

     -   Media sales remained relatively flat from 2001 to 2002. We believe that the media sales remained constant due to the fact that media demand remained strong for previously sold drives and libraries. We believe that customers are purchasing media for existing products as they defer investments in new equipment. Additionally, media sales included VXA® tape sales in 2002, with little or no comparable amounts in 2001. We expect to see growth in media sales as the VXA® technology gains customer acceptance and market share.

     -   2002 sales were negatively impacted by a significant decrease in fourth quarter sales in our government sector business and by the deferral into the first quarter of 2003 of revenues we were not able to recognize in the fourth quarter.

Sales to reseller and end-user customers increased as a percentage of sales from 70.8% in 2001 to 75.6% in 2002. Sales to OEM customers decreased as a percentage of sales from 23.6% in 2001 to 18.6% in 2002. We believe these shifts are a result of wider acceptance of our newer generation products through the reseller channel, and slower acceptance of the M2™ and VXA® technologies in the OEM channel. OEM customers have a long qualification, adoption and integration time before purchasing new products. We expect to see continued OEM growth as both the products and the VXA® technology gain customer acceptance and market share.

Geographically, sales are attributed to the customer's location. Sales to domestic customers increased from 71.4% of net sales in 2001 to 72.5% in 2002. Sales to international customers decreased from 28.6% of net sales in 2001 to 27.5% in 2002. Comparing 2001 to 2002, sales to domestic customers decreased by $16,348,000, sales to European customers decreased by $5,381,000 and sales to Pacific Rim customers decreased by $1,925,000. We believe these decreases resulted from a worldwide economic slowdown, particularly in the technology industry, as well as the factors listed above.

Cost of Sales/Gross Profit

Our cost of sales includes the actual cost of all materials, labor and overhead incurred in the manufacturing and service processes, as well as certain other related costs. Other related costs include primarily provisions for warranty repairs and inventory reserves. Our cost of sales decreased from $132,143,000 in 2001 to $110,948,000 in 2002. Our gross margin percentage increased from 16.6% in 2001 to 16.7% in 2002. Excluding restructuring charges, our cost of sales decreased from $131,920,000 in 2001 to $107,091,000 in 2002, and our gross margin percentage increased from 16.7% to 19.6%, respectively. Gross margins for 2002 were favorably impacted by decreases in fixed costs due to reduced headcount, lower warranty expense due to improved M2™ reliability, product cost improvements and a VAT refund of $580,000. Partially offsetting these favorable impacts were increased inventory reserves related to manufacturing outsourcing and product roadmap decisions and the write-down of certain assets, primarily M3™ tooling.

Selling, General and Administrative

Selling, general and administrative expenses include salaries, sales commissions, advertising expenses and marketing programs. These expenses decreased from $36,759,000 and 23.2% of sales in 2001 to $27,316,000 and 20.5% of sales in 2002. Excluding restructuring charges for both periods, these expenses were $36,580,000 or 23.1% of sales for 2001 and $26,628,000 or 20.0% of sales for 2002. This decrease was the result of headcount reductions as part of our restructurings in the first and third quarters of 2002 and continued cost control efforts during 2002. In addition, advertising expenses decreased in 2002 due to fewer product launches. Partially offsetting these expense decreases was the write-down of certain assets during the first quarter of 2002.

Research and Development

Research and development expenses include salaries, third party development costs and prototype expenses. These expenses decreased from $25,184,000 in 2001 to $23,713,000 in 2002, but as a percentage of sales, increased from 15.9% to 17.8% for the same periods. Excluding restructuring charges for both periods, these expenses decreased from $25,087,000 in 2001 to $23,468,000 in 2002, but as a percentage of sales, increased from 15.9% to 17.6% for the same periods. Research and development expenses were favorably impacted by lower automation development costs in 2002 compared to 2001 due to a larger number of product introductions in 2001. Partially offsetting the decrease in expenses was the write-down of certain assets during the first quarter of 2002

Other Income (Expense), Net

Other income (expense), net consists primarily of income and expense from the sale of an investment, a one-time sale of technology, interest income and expense, foreign currency remeasurement and transaction gains and losses and other miscellaneous items. Interest income decreased from $86,000 for 2001 to $27,000 in 2002. This is due to the sales of most of our interest bearing assets by the end of the second quarter of 2002. We expect to record little or no interest income in 2003. Interest expense increased from $1,715,000 for 2001 to $2,051,000 for 2002. Interest expense for 2002 was impacted by a non-cash interest charge of $541,000 related to the beneficial conversion feature of a bridge loan and the value of the related warrants. Other income (expense) items other than interest income and expense decreased from income of $2,181,000 for 2001 to income of $1,336,000 for 2002. A $1,719,000 gain on the sale of our investment in Sun Microsystems favorably impacted 2001. In June 2002, Exabyte sold its remaining ownership interest in CreekPath Systems, Inc. for total proceeds of $1,500,000, resulting in a gain of $1,500,000 due to the interest in CreekPath Systems, Inc. previously being written down to zero. During the first quarter of 2002, we received and recognized $1,200,000 related to a Technology and Manufacturing license agreement with Plasmon LMS, Inc. ("Plasmon") where we granted Plasmon a non-exclusive license to manufacture certain LTO, AIT and DLTtape libraries. Fluctuations in the dollar/Yen and dollar/Euro exchange rates resulted in $124,000 of income in 2001 and $803,000 of expense in 2002. The expenses incurred in 2002 resulted from the dollar weakening against the Yen and Euro. For a discussion of our risks related to foreign currency exchange rates, see "Market Risk" section below.

Taxes

For 2002, we recorded a benefit from income taxes in the amount of $402,000, primarily as a result of a Federal income tax refund received in the amount of $453,000. This refund was for a prior year filing and pertained to issues for which tax expense had previously been recorded. For 2001, we recognized $6,000 of income tax benefit. Based on cumulative operating losses over the prior five years and future profitability uncertainty, we continue to reserve 100% of our deferred tax assets. We believe a 100% valuation allowance will be required until the Company attains a consistent and predictable level of profitability.

At December 28, 2002, we had domestic net operating loss carry forwards of approximately $172,000,000, which expire between 2005 and 2022, available to offset future taxable income. Under the Tax Reform Act of 1986, the amount of and the benefit from net operating losses that can be carried forward may be impaired in certain circumstances. Events that may cause changes in our tax carryovers include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. A portion of Exabyte's and all of Ecrix's pre-business combination tax carryovers that can be utilized in any one taxable year for federal tax purposes have been limited by one or more of such ownership changes. Future ownership changes could further limit the utilization of our net operating loss carry forwards.

Net Loss Per Share

Basic and diluted net loss per share decreased from $1.47 per share in 2001 to $1.02 per share for 2002. Included in the 2002 per share loss amount is a deemed dividend in the amount of $4,557,000, or $0.14 per share, related to the beneficial conversion feature of the Company's Series I preferred stock. Included in the 2001 and 2002 per share loss amounts are restructuring charges of $0.02 and $0.15 per share, respectively.

Fiscal Year 2001 Compared To 2000

Net Sales

Our net sales decreased by 28.6% from $221,742,000 in 2000 to $158,438,000 in 2001. We believe this decrease is primarily due to a general economic slowdown in the technology industry, competition and decreasing OEM sales. In comparing net sales from 2000 to 2001, there were several significant differences:

     -   Sales of older generation 8mm tape drives (Eliant™820, Mammoth-LT, and Mammoth)
                 decreased by $26,659,000 due to these products approaching the end of their product life cycles.

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
                 Throughout 2000 and 2001, we focused considerable attention addressing both hardware and firmware issues.

     -   Sales of newer generation 8mm tape libraries (EZ17A, 215, 215A, 430 and 430A) increased by
                 $5,763,000. This increase is due to the fact that these products did not begin shipping until late in 2000.

     -   Sales of LTO™ (Ultrium™) tape libraries (110L and 221L) increased by $4,554,000. This increase is due to the fact that these products did not begin shipping until late in the third quarter of 2000.

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

     -   Service revenue decreased by $2,970,000. We believe outside competition in the repair business has had a negative impact on these revenues. Additionally, declining product sales over the last three years have resulted in a declining installed based of our product and lower service revenue.

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

Cost of Sales/Gross Profit

Our cost of sales includes the actual cost of all materials, labor and overhead incurred in the manufacturing and service processes, as well as certain other related costs. Other related costs include primarily provisions for warranty repairs and inventory reserves. Our cost of sales decreased from $172,085,000 in 2000 to $132,143,000 in 2001. Our gross margin percentage decreased from 22.4% in 2000 to 16.6% in 2001. Excluding restructuring charges for both periods, our cost of sales decreased from $169,372,000 in 2000 to $131,920,000 in 2001, and our gross margin percentage decreased from 23.6% to 16.7%. Gross margins in 2001 were negatively impacted by (1) high fixed costs relative to the level of net sales; and (2) inventory reserves and rework charges related to our efforts to improve the quality and manufacturing yields of the M2™ drive product. In general, drive average unit prices decreased slightly between 2000 and 2001. Cost of sales for libraries increased from 2000 to 2001 as a result of a higher percentage of sales of M2™ technology libraries, which utilize higher priced M2™ tape drives. In addition, we estimate that due to differences in dollar/yen exchange rates, 2000 gross margins were negatively impacted by $761,000 and 2001 gross margins were favorably impacted by approximately $3,334,000.

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

Net Loss Per Share

Basic and diluted net loss per share for 2000 decreased from $1.83 per share in 2000 to $1.47 per share for 2001. Included in the 2000 and 2001 per share loss amounts are restructuring charges of $0.17 and $0.02 per share, respectively.

Liquidity And Capital Resources

Cash Flow

We have incurred operating losses and declining revenues over the last five years. As of December 28, 2002, we have $664,000 in cash and cash equivalents and negative working capital of $5,199,000. Additionally, we had borrowed up to the maximum level under our line of credit. From 2001 to 2002, our cash and cash equivalents decreased $1,533,000 due to $13,267,000 expended from operating activities, $2,054,000 expended from investing activities and $13,788,000 generated from financing activities. Cash expended from operating activities is primarily attributable to our net loss of $29,072,000, but positively impacted from a $13,843,000 increase in accounts payable. Cash expended from investing activities is primarily from capital expenditures of $3,903,000 offset by $1,590,000 in cash proceeds from sales of investments. Cash generated from financing activities is primarily a result of $7,081,000 from the issuance of stock, $1,000,000 from a bridge loan, net borrowings of $6,269,000 on our line of credit and principal payments of $1,013,000 on long-term debt obligations. We currently expect to purchase approximately $2,300,000 of fixed assets during 2003.

Our cash from operations can be affected by the risks involved in our operations, including whether we achieve significant sales growth of VXA® drives, revenue growth of our existing products, the successful introduction and sales of our future tape drives and cost containment. For 2003, it is important that we generate cash from operations through profitability. Specifically, during the first quarter of 2003, we reduced our workforce by 52 persons. Also during the first quarter of 2003, we entered into deferred payment plans with four of our five largest vendors. In 2003, we will also continue to seek external financing through debt or equity.

Sale of Series I Preferred Stock

During 2002, we completed a preferred stock offering and issued 8,438,000 shares of Series I preferred stock at a price of $1.00 per share for net cash proceeds of $6,956,000 and the conversion of $1,051,000 in bridge loans and accrued interest. The Series I preferred shares are convertible into common stock shares at a price of $0.5965 per share. The difference between the conversion price of the Series I preferred stock and the fair value of our common stock on the issuance dates resulted in a beneficial conversion feature in the amount of $4,557,000. We have reported this amount as a deemed dividend in the Statement of Operations for 2002, and increased our net loss for 2002 of $29,072,000 to a net loss available to common stockholders in the amount of $33,629,000. (See Note 6 of Notes to Consolidated Financial Statements.)

Bridge Loan

In April 2002, we received a $1,000,000 bridge loan from a current investor in the Company, Meritage Private Equity Fund, L.P. The bridge loan accrued interest at a rate of 18% per annum and matured on July 31, 2002. Pursuant to the bridge loan, we issued Meritage Private Equity Funds a warrant, with a ten-year life, to purchase 100,000 shares of common stock at an exercise price of $0.83 per share. We valued the warrant using a Black-Scholes valuation model and recorded $541,000 of debt discount related to the value of the warrant and the resultant beneficial conversion feature. We amortized $516,000 of debt discount to interest expense in the second quarter of 2002. On July 31, 2002, the bridge loan converted into Series I preferred stock as part of the second closing of the Series I. As of that date, we amortized the remaining $25,000 of debt discount to interest expense.

Commercial Obligations

In June 2002, we entered into a $25,000,000 credit facility with Silicon Valley Bank ("SVB") that expires in June 2005. This credit facility replaced a line of credit facility with Congress Financial Corporation. The SVB line of credit allows for borrowings for up to 75% of eligible accounts receivable plus the lesser of (1) 25% of eligible finished goods inventory; (2) 50% of the appraised forced liquidation value of eligible finished goods inventory; (3) $2,500,000; or (4) 15% of eligible accounts receivable. Eligible accounts receivable excludes invoices greater than 60 days past due, some foreign receivables and other items identified in the agreement. Eligible finished goods inventory excludes slow moving inventory and other items identified in the agreement. Collateral for this agreement includes accounts receivable, inventory, fixed assets and other assets.

Borrowings under the line of credit vary each day based on the levels of accounts receivable and inventory, and bear interest at the bank's prime rate + 1.25%. As of December 28, 2002, the Company is at the maximum borrowing level under the line, which includes $18,560,000 in outstanding borrowings and $414,000 reserved under an outstanding letter of credit.

The line of credit agreement prohibits payment of dividends without prior bank approval, and contains certain covenants for minimum quarterly revenue, maximum monthly net loss and minimum tangible net worth. The agreement contains certain acceleration clauses that may cause any outstanding balance to become immediately due in the event of a default. As of December 28, 2002, the Company is not in compliance with the minimum quarterly revenue and minimum tangible net worth covenants, and is in default. In February 2003, SVB agreed to forbear from exercising all remedies as a result of the default, and in conjunction with the forbearance agreement, we paid SVB a fee of $125,000. This forbearance agreement expires on March 31, 2003, and limits borrowings on the line to $16,000,000. Effective February 27, 2003, we are paying a default interest rate on all borrowings of SVB's prime rate + 5.25%.

Long-Term Obligations

We are committed to make certain payments under long-term and other obligations. Our cash payments due under contractual obligations as of December 28, 2002 are as follows:

(In thousands)	Less than 1 year	1 - 3 years	After 3 years	Total
Operating leases	$ 4,620	$5,462	$--	$10,082
Unconditional purchase obligations	5,211	--	--	5,211
Long-term debt	60	158	--	218
Capital lease obligations	119	193	--	312
	$10,010	$5,813	$--	$15,823

We expect to fund these obligations through cash generated from operations and external debt or equity financings.

Note Agreements with Major Suppliers

As a consequence of our continued liquidity problems, we have been unable to comply with payment terms with many of our vendors. This has resulted in our accounts payable to vendors increasing to $30,624,000 at December 28, 2002 - an increase of $13,843,000 from 2001. Accordingly during 2003, we have entered into formalized payment plans with four of our five largest suppliers. We continue to negotiate for a similar arrangement with a fifth major supplier, and as an interim measure, we have entered into with this supplier a $500,000 letter of credit. These plans convert amounts due to these suppliers as of December 31, 2002 to note agreements that require full payment of all amounts due on specified dates over the period from June 2003 through December 2004. The total of the notes is approximately $20,900,000, of which, approximately $14,900,000 and $4,000,000 is included in accounts payable and accrued liabilities, respectively, at December 28, 2002. In addition, one of the notes includes a purchase commitment entered into in 2003 of approximately $2,000,000, which is not reflected in our balance sheet at December 28, 2002. The notes bear interest ranging from zero to 5.0%.

Restructurings

First Quarter 2002

During the first quarter of 2002, we incurred $4,363,000 in charges related to a restructuring. The Board of Directors adopted the plan for this restructuring on January 20, 2002. As a result of this restructuring, we have closed our service and final assembly facility in Scotland and our service depots in Australia and Canada, and have further reduced our U.S workforce. In addition, we accelerated the closure of EMG and increased our accrual for unused lease facilities at EMG, which was originally recorded as part of its third quarter 2000 restructuring.

These restructuring charges include the write-off of leasehold improvements and capital equipment taken out of service of $1,905,000, employee severance and related costs of $1,345,000, the write-off of excess inventories of $652,000, excess facilities costs of $307,000 and other costs of $154,000. During the first quarter of 2002, we recorded approximately $3,736,000 of these charges to cost of sales, $509,000 to selling, general and administrative expenses and $117,000 to research and development expenses. During 2002, we paid approximately $1,446,000 of these restructuring costs, of which approximately $1,311,000 is severance and related. At December 28, 2002, approximately $20,000 for severance pay and $174,000 of an excess facilities obligation remain, which we paid in February 2003.

Workforce reductions involve approximately 200 employees worldwide, of which 184 were eligible to receive severance payments. All severance payments for these employees were contractually defined and communicated during the first quarter of 2002. The affected employees are from all functional areas of the Company, with approximately 96 employees in Scotland, 92 in the U.S., six in Australia, four in Canada and two in Singapore.

The following table summarizes the activity to date related to this restructuring:

(In thousands)	Fixed Asset Write-Down	Severance and Related	Inventory Write- Down	Excess Facilities	Other	Total
Restructuring charges	$ 1,905	$ 1,345	$ 652	$ 307	$ 154	$ 4,363
Asset write-downs	(1,905)	--	(652)	(129)	--	(2,686)
Cash payments	--	(1,311)	--	(26)	(109)	(1,446)
Additional charges/ adjustments	--	(14)	--	22	(45)	(37)
Balance, December 28, 2002	$ --	$ 20	$ --	$ 174	$ --	$ 194

We also incurred special charges of $3,421,000 during the first quarter of 2002, which do not qualify as restructuring charges. These charges include $4,621,000 of fixed asset and inventory write-offs related to a downsizing and to changes in the product roadmap, net of income of $1,200,000 related to the sale of certain technology. During the first quarter of 2002, we recorded $3,675,000 of these special charges to cost of sales, $262,000 to selling, general and administrative expenses, and $684,000 to research and development expenses.

Third Quarter 2002

In July 2002, we completed an additional reduction in our workforce in order to reduce expenses and minimize ongoing cash consumption. The workforce reduction impacted all areas of the Company. We reduced our domestic workforce by approximately 104 persons and recorded a severance charge to operations in the third quarter of 2002 of approximately $428,000. We recorded $121,000 of this severance charge to cost of sales, $179,000 to selling, general and administrative expenses and $128,000 to research and development expenses. In addition, we paid all severance during the third quarter of 2002.

First Quarter 2001

In March 2001, we completed a reduction in our workforce in order to reduce expenses, minimize ongoing cash consumption and to simplify management structure. The reduction in workforce impacted all areas of the Company, resulted in the termination of approximately 235 persons (211 domestically and 24 in Europe) and resulted in the Company recording a severance charge to operations of approximately $498,000. For this severance charge, we recorded $223,000 to cost of sales, $179,000 to selling, general and administrative expenses and $96,000 to research and development expenses, and paid all severance amounts during the first quarter of 2001.

Third Quarter 2000

During the third quarter of 2000, we incurred $3,899,000 in restructuring charges related to the planned closure of a wholly-owned subsidiary, Exabyte Magnetics GmbH ("EMG"). This restructuring was part of a plan adopted by the Board of Directors on July 24, 2000, which outsourced a number of manufacturing operations to Hitachi . The restructuring decision resulted in: (1) an immediate end to the manufacture of M2™ recording heads by EMG; (2) the termination of M2 scanner manufacturing by EMG during April 2001; and (3) the shut down of the remaining M1 scanner manufacturing during the fourth quarter of 2002. No assets were transferred as a result of the decision to outsource M2 scanner manufacturing to Hitachi and no technology was transferred. In addition, there were no write-offs taken or restructuring charges incurred in connection with the M2 scanner outsourcing to Hitachi.

The restructuring charges included employee severance and related costs of $1,613,000, excess facilities costs of $718,000, the write-off of excess inventories of $879,000, the write-off of capital equipment of $389,000 and other costs of $300,000. Workforce reductions involved 93 employees, constituting all employees of EMG. All severance payments for these employees were contractually defined, fixed and communicated during the third quarter of 2000.

During 2000, approximately $2,713,000 of these costs were included in cost of sales and $1,186,000 were included in research and development expenses. Approximately $1,268,000 of the total restructuring costs, which relate to the write-off of excess inventories and capital equipment, did not involve future cash payments.

We paid approximately $499,000, $651,000 and $1,034,000 of these restructuring costs during 2000, 2001 and 2002, respectively. Workforce reductions for these same periods were 40, 24 and 29. During 2001, we reduced our excess facilities exposure and other related costs by $235,000 with the signing of a new lease. At December 28, 2002, approximately $267,000 of an excess facilities obligation remains, which we paid in February 2003.

The following table summarizes the activity to date related to this restructuring:

(In thousands)	Severance and Related	Excess Facilities	Inventory Write- Down	Fixed Asset Write- Down	Other	Total
Restructuring charges	$ 1,613	$ 718	$ 879	$ 389	$ 300	$ 3,899
Asset write-downs	--	--	(879)	--	--	(879)
Loss on sale of assets	--	--	--	(56)	--	(56)
Cash payments	(360)	--	--	--	(139)	(499)
Additional charges/ adjustments	74	41	--	(333)	(55)	(273)
Balance, December 30, 2000	1,327	759	--	--	106	2,192
Cash payments	(561)	(33)	--	--	(57)	(651)
Additional charges/ adjustments	(58)	(229)	--	--	(49)	(336)
Balance, December 29, 2001	708	497	--	--	--	1,205
Cash payments	(815)	(219)	--	--	--	(1,034)
Additional charges/ adjustments	107	(11)	--	--	--	96
Balance, December 28, 2002	$ --	$ 267	$ --	$ --	$ --	$ 267

Market Risk

In the ordinary course of our operations, we are exposed to certain market risks, primarily changes in foreign currency exchange rates and interest rates. Uncertainties that are either nonfinancial or nonquantifiable, such as political, economic, tax, other regulatory or credit risks are not included in the following assessment of our market risks.

Foreign Currency Exchange Rates

We have foreign subsidiaries whose operations expose us to foreign currency exchange rate changes (See Note 1 of Notes to Consolidated Financial Statements). Changes in foreign currency exchange rates could impact remeasurement of our foreign denominated assets and liabilities into U.S. dollars and our future earnings and cash flows from transactions denominated in different currencies. At December 28, 2002, 2.5% of our total assets were denominated in foreign currencies. During 2002, 0.5% of revenue and 10.3% of operating expenses were denominated in foreign currencies. Our exposure to currency exchange rate changes is diversified due to the number of different countries in which we conduct business. We have subsidiaries in Europe, Japan and Singapore whose books of record are maintained in their local currency. Foreign currency gains and losses will continue to result from fluctuations in the exchange rates of these subsidiaries' operations compared to the U.S. dollar thereby impacting future operating results.

We purchase certain inventory components and services, denominated in yen, from Japanese manufacturers. We settle such payments at the prevailing spot rate. We prepared sensitivity analyses of our exposures from foreign assets as of December 28, 2002, and of exposure from anticipated foreign revenue, and operating expenses in 2003 using historical data and anticipated future activity to assess the impact of hypothetical changes in foreign currency exchange rates. Based upon the results of these analyses, we estimate that a hypothetical 10% unfavorable change in foreign currency exchange rates from the 2002 year end rates could have a $177,000 impact on net assets, a $66,000 impact on net sales and a $523,000 impact on operating expenses. These risks are materially similar to the risks presented in the prior year, and could have a material effect on our results of operations, cash flows or financial condition for the next year.

We have also prepared sensitivity analyses of our exposure related to yen denominated purchases. Using a hypothetical 10% unfavorable change in the dollar/yen exchange rate from the year end rate, and projected 2003 purchases denominated in yen, we estimate a potential $2,246,000 impact on 2003 purchases. The impact could affect a combination of net income and inventory, and could have a material effect on our results of operations, cash flows or financial condition for the next year.

Interest Rates

At December 28, 2002, we had $18,560,000 outstanding against our line of credit. As of December 28, 2002, our interest rate on the line was 5.25%. Effective February 27, 2003 with our revised credit line terms, we are paying interest at the rate of 9.50% (this represents 5.25% over the bank's prime rate). As a result, fluctuations in interest rates could impact our interest expense related to this line of credit.

We prepared sensitivity analyses of our exposure to interest rate fluctuations to assess the impact of a hypothetical change in interest rates. Based on the results of these analyses, we estimate that a hypothetical 10% unfavorable change in interest rates with respect to our current rate of 9.50% could have a $238,000 impact on results of operations. This risk is materially similar to the interest risk presented in the prior year, and could have a material effect on our results of operations, cash flows or financial condition for the next year.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information concerning the Company's market risk is incorporated by reference from Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation," under the caption, "Market Risk."

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required pursuant to this item are included in of this Annual Report on Form 10-K and begin on page F-1. The supplementary financial information required by this item is included in "Item 6: Selected Financial Data" under the subsection titled "Quarterly Results of Operations / Supplementary Financial Information."

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None reported.

PART III

For Part III, the information set forth in the Company's definitive Proxy Statement for the Company's 2003 Annual Meeting of Stockholders, to be filed within 120 days after December 28, 2002, the close of its fiscal year, is hereby incorporated by reference.

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.

EXECUTIVE COMPENSATION

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

PART IV

ITEM 14.

CONTROLS AND PROCEDURES

Evaluation of the Disclosure Controls and Procedures

Management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), have reviewed and evaluated the Company's disclosure controls and procedures within 90 days of the filing date of this Annual Report. Disclosure controls and procedures address the quality and timeliness of the disclosures made in the Company's periodic reports. The SEC requires that disclosure controls and procedures be designed to ensure that the information required to be disclosed by a company is recorded, processed, summarized and reported in a timely manner. This includes controls and procedures designed to ensure that the information to be disclosed is accumulated and communicated to the company's management, including the CEO and the CFO, in order to allow timely decisions on the required disclosure.

After review and evaluation, management has concluded that the disclosure controls and procedures are designed effectively to accumulate and communicate material information required to be disclosed in the Company's reports to the SEC.

Changes in Internal Controls and Procedures.

There were no significant changes in our internal controls and no other factors that could significantly affect these controls subsequent to our most recent evaluation. We did not need to implement any corrective actions with regard to any significant deficiency or material weakness in our internal controls.

Limitations on the Effectiveness of Controls

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

CEO and CFO Certifications

Immediately following the Signatures section of this Annual Report there are certifications of the CEO and CFO. These certifications are required by Section 302 of the Sarbanes-Oxley Act of 2002. This section of the Annual Report contains information regarding the disclosure controls and procedures referred to in certifications. These certifications should be read in conjunction with this section for a more complete understanding of the topics presented.

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. Financial Statements

(a) 2.   Financial Statement Schedules

Years ended December 30, 2000, December 29, 2001 and December 28, 2002.

II	Valuation and Qualifying Accounts and Reserves	S-1

All other schedules are omitted because they are inapplicable, not required under the instructions, or the information is included in the financial statements or notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Exabyte Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)1 on page 44 present fairly in all material respects, the financial position of Exabyte Corporation and its subsidiaries at December 29, 2001 and December 28, 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the consolidated financial statement schedule listed in the index appearing under Item 15(a)2 on page 44 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses and negative cash flows from operations and has an accumulated deficit of $91,937,000 at December 28, 2002. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Denver, Colorado
February 21, 2003, except for Note 17, as to which the date is March 5, 2003

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

(In thousands, except per share data)

	December 29, 2001	December 28, 2002
ASSETS
Current assets:
Cash and cash equivalents	$ 2,197	$ 664
Restricted cash equivalents	451	--
Accounts receivable, net	26,428	31,873
Inventories, net	29,305	24,582
Other current assets	1,767	1,851
Total current assets	60,148	58,970

Property and equipment, net	12,125	4,924
Goodwill	10,149	7,428
Other long-term assets	808	803

Total long-term assets	23,082	13,155
	$ 83,230	$ 72,125
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 16,781	$ 30,624
Accrued liabilities	17,145	13,139
Line of credit	12,291	18,560
Current portion of long-term obligations	2,665	1,846
Total current liabilities	48,882	64,169
Long-term liabilities:
Warranties	8,760	2,585
Other long-term obligations	834	839
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock; no series; $.001 par value; 18,350 shares authorized; no shares issued and outstanding	--	--
Preferred stock; series A; $.001 par value; 500 shares authorized; no shares issued and outstanding	--	--
Convertible preferred stock; series G; $.001 par value; 1,500 shares authorized, issued and outstanding; $3,422 aggregate liquidation preference at December 28, 2002	1	1
Convertible preferred stock; series H; $.001 par value; 9,650 shares authorized, issued and outstanding; $9,650 aggregate liquidation preference at December 28, 2002	10	10
Convertible preferred stock; series I; $.001 par value; 10,000 shares authorized; -0- shares and 8,438 shares issued and outstanding, respectively; $17,398 aggregate liquidation preference at December 28, 2002	--	8
Common stock, $.001 par value; 100,000 shares authorized; 33,350 and 33,600 shares issued, respectively	33	34
Capital in excess of par value	90,262	98,476
Treasury stock, at cost, 455 and 342 shares, respectively	(2,742)	(2,060)
Accumulated deficit	(62,810)	(91,937)
Total stockholders' equity	24,754	4,532
	$ 83,230	$ 72,125

The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share data)

	Fiscal Years Ended
	December 30, 2000	December 29, 2001	December 28, 2002

Net sales	$ 221,742	$ 158,438	$ 133,191
Cost of goods sold	172,085	132,143	110,948

Gross profit	49,657	26,295	22,243

Operating expenses:
Selling, general and administrative	54,709	36,759	27,316
Research and development	36,530	25,184	23,713

Loss from operations	(41,582)	(35,648)	(28,786)

Other income (expense):
Gain on sale of investment	--	1,719	1,500
Sale of technology	--	--	1,200
Interest income	1,056	86	27
Interest expense	(686)	(1,715)	(2,051)
Other	(1,212)	462	(1,364)

Loss before income taxes	(42,424)	(35,096)	(29,474)

Benefit from income taxes	1,570	6	402
Equity interest in net loss of investee	(414)	(343)	--

Net loss	$ (41,268)	$ (35,433)	$ (29,072)

Deemed dividend related to beneficial conversion feature of Series I preferred stock (Note 6)	--	--	(4,557)

Net loss available to common stockholders	$ (41,268)	$ (35,433)	$ (33,629)

Basic and diluted net loss per share	$ (1.83)	$ (1.47)	$ (1.02)

Weighted average common shares used in calculation of basic and diluted net loss per share	22,560	24,052	33,022

The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

(In thousands, except per share data)

	Series G Preferred Stock		Series H Preferred Stock		Series I Preferred Stock		Common Stock			Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital in Excess of Par Value	Shares	Amount	Retained Earnings (Accumulated Deficit)
Balance, January 1, 2000	--	$--	--	$--	--	$--	22,886	$23	$67,584	(455)	$(2,742)	$13,891
Common stock options exercised ($3.97 to $9.00 per share)	--	--	--	--	--	--	143	--	880	--	--	--
Common stock issued pursuant to Employee Stock Purchase Plan ($2.92 and $3.83 per share)	--	--	--	--	--	--	205	--	690	--	--	--
Net loss for the year	--	--	--	--	--	--	--	--	--	--	--	(41,268)
Balance, December 30, 2000	--	--	--	--	--	--	23,234	23	69,154	(455)	(2,742)	(27,377)
Common stock options exercised ($0.65 per share)	--	--	--	--	--	--	14	--	--	--	--	--
Common stock issued pursuant to Employee Stock Purchase Plan ($.079 and $0.82 per share)	--	--	--	--	--	--	102	--	82	--	--	--
Preferred stock issued ($2.00 per share)	1,500	1	--	--	--	--	--	--	2,999	--	--	--
Preferred stock issued ($1.00 per share)	--	--	9,650	10	--	--	--	--	9,640	--	--	--
Common stock issued pursuant to acquisition ($0.72 per share)	--	--	--	--	--	--	10,000	10	7,190	--	--	--
Options granted to employees of acquired company	--	--	--	--	--	--	--	--	1,006	--	--	--
Warrants issued	--	--	--	--	--	--	--	--	191	--	--	--
Net loss for the year	--	--			--	--	--	--	--	--	--	(35,433)
Balance, December 29, 2001	1,500	1	9,650	10	--	--	33,350	33	90,262	(455)	(2,742)	(62,810)
Common stock options exercised ($0.65 and $0.80 per share)	--	--	--	--	--	--	95	--	62	--	--	--
Common stock issued pursuant to Employee Stock Purchase Plan ($0.45 and $0.94 per share)	--	--	--	--	--	--	85	--	63	--	--	--
Non-employee common stock options issued	--	--	--	--	--	--	--	--	77	--	--	--
Preferred stock issued ($1.00 per share)	--	--	--	--	8,438	8	--	--	7,998	--	--	--
Common stock warrant issued	--	--	--	--	--	--	--	--	541	--	--	--
Common stock issued for compensation in lieu of cash	--	--	--	--	--	--	--	1	(582)	113	682	--
Common stock dividend issued	--	--	--	--	--	--	70	--	55	--	--	(55)
Net loss for the year	--	--	--	--	--	--	--	--	--	--	--	(29,072)
Balance, December 28, 2002	1,500	$1	9,650	$10	8,438	$8	33,600	$34	$98,476	(342)	$(2,060)	$(91,937)

The accompanying notes are an integral part of the consolidated financial statements

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	Fiscal Years
	December 30, 2000	December 29, 2001	December 28, 2002
Cash flows from operating activities:
Net loss	$(41,268)	$(35,433)	$(29,072)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	14,281	8,874	6,724
Net liabilities assumed by equity investee	1,715	--	--
Write-down of assets	1,459	--	4,071
Provision for reserves on accounts receivable	6,429	2,904	3,749
Equity in loss of investee	414	343	--
Gain on sale of investment	--	(1,719)	(1,500)
Stock compensation expense	--	--	178
Non-cash interest expense	--	--	541
Loss on disposal of property and equipment	--	--	106
Change in assets and liabilities, net of effects from purchase of Ecrix:
Accounts receivable	(6,679)	9,821	(9,194)
Inventories, net	(14,592)	15,129	4,723
Other current assets	2,119	1,315	(174)
Other assets	(60)	5	5
Accounts payable	1,274	(8,653)	13,843
Accrued liabilities	(1,919)	(5,661)	(1,234)
Other long-term obligations	2,015	1,162	(6,033)
Net cash used by operating activities	(34,812)	(11,913)	(13,267)
Cash flows from investing activities:
Purchase of investment securities	(2,051)	--	--
Proceeds from sale of investments	9,000	1,719	1,590
Purchase of property and equipment	(9,456)	(1,751)	(3,903)
Acquisitions, net of cash acquired	--	2,766	--
Proceeds from sale of property and equipment	734	94	259
Net cash (used) provided by investing activities	(1,773)	2,828	(2,054)
Cash flows from financing activities:
Proceeds from issuance of stock	1,570	12,733	7,081
Cash overdraft	2,343	(2,343)	--
(Increase) decrease in restricted cash	--	(451)	451
Borrowings under bridge loan	--	--	1,000
Borrowings under line of credit	87,345	181,454	147,247
Payments under line of credit	(75,038)	(181,470)	(140,978)
Principal payments on long-term obligations	(2,086)	(1,800)	(1,013)
Net cash provided by financing activities	14,134	8,123	13,788
Net decrease in cash and cash equivalents	(22,451)	(962)	(1,533)
Cash and cash equivalents at beginning of year	25,610	3,159	2,197
Cash and cash equivalents at end of year	$ 3,159	$ 2,197	$ 664

The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Years
	December 30, 2000	December 29, 2001	December 28, 2002
Supplemental disclosures of other cash and non-cash investing and financing activities:
Interest paid	$ (686)	$ (1,715)	$ (1,510)
Income taxes paid	(111)	(175)	(150)
Income tax refund received	1,865	--	453
Purchase of equipment under capital lease obligations	929	--	57
Settlement of accrued liability recorded as goodwill	--	--	2,721
Conversion of bridge loan plus accrued interest to Series I preferred stock	--	--	1,051

Reconciliation of significant acquisition:
Fair value of assets acquired	--	$ 21,495	--
Cash purchase price	--	(1,809)	--
Fair value of common stock issued and options issued	--	(8,206)	--
Liabilities assumed	$ --	$ 11,480	$ --

 The accompanying notes are an integral part of the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Operations and Summary of Significant Accounting Policies

Exabyte Corporation ("Exabyte" or the "Company") was incorporated on June 5, 1985 under the laws of the state of Delaware. Exabyte markets, designs and manufactures storage products including VXA®, and MammothTape™ drives, as well as automation for VXA®, MammothTape™ and LTO™ (Ultrium™). Exabyte also provides its own brand of recording media and provides worldwide service and customer support to its customers and end users. The Company reports its results of operations on the basis of a fiscal year of 52 or 53 weeks ending on the Saturday closest to December 31. There were 52 weeks in all years presented.

Financial Condition

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses of $41,268,000, $35,433,000 and $29,072,000 in fiscal 2000, 2001 and 2002, respectively; negative cash flows from operations of $34,812,000, $11,913,000 and $13,267,000 in fiscal 2000, 2001 and 2002, respectively; and has an accumulated deficit of $91,937,000 as of December 28, 2002. The losses incurred in 2002 are attributed to continued revenue shortfalls from the Company's business operating plan due to the slowdown in the economy that resulted in liquidity constraints. Additionally, as of December 28, 2002, the Company had borrowed the maximum amount allowable under its line of credit.

The above factors raise substantial doubt about whether the Company can continue as a going concern. Therefore, the Company is currently reassessing its business and investigating various strategic alternatives that would result in increased liquidity. These alternatives may include one or more of the following:

     -     sale of all or part of our operating assets;

     -     restructuring of current operations;

     -     additional equity infusions;

     -     strategic alliance, acquisition or business combination; or

     -     refinancing of accounts payable to certain suppliers (see Note 17).

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

Transfer from Nasdaq National Market to the OTC Bulletin Board

Subsequent to year-end, the Company received notification that Nasdaq was not granting our request for an additional 180 trading days to meet the minimum bid price requirement because the Company did not meet the SmallCap core listing requirements. As such, Nasdaq delisted the Company's stock. The Company's common stock is now traded on the OTC Bulletin Board. The Company believes that this delisting will further reduce the value of our common stock and its liquidity.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Reclassifications

Certain reclassifications have been made to prior years' balances to conform with current year presentations.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured. Generally, these criteria are met upon shipment of products and transfer of title and risk of loss to customers. Product sales to certain distributors and resellers are subject to agreements allowing certain limited rights of return, marketing related rebates and price protection on unsold merchandise. Accordingly, the Company provides for reserves for estimated future returns, marketing rebates and for price protection in the period of the sale based on contractual terms and historical data. The Company sells to certain original equipment manufacturers ("OEM's"), which require that the Company maintain inventory at third party warehouses. Revenue from these sales is recognized when title transfers, which is generally when the OEM takes possession of the inventory from the warehouse. Revenue for out-of-warranty service repairs is recorded when the service has been performed and the product has been shipped back to the customer. Revenue for on-site warranty contracts is deferred and amortized on a straight-line basis over the contract period.

Foreign Currency Transactions and Remeasurement

The U.S. dollar is the functional currency of the consolidated corporation including its subsidiaries. For the Company's foreign subsidiaries, monetary assets and liabilities are remeasured into U.S. dollars using the exchange rates in effect at the balance sheet date and non-monetary assets are remeasured at historical rates. Results of operations are remeasured using the average exchange rates during the period. The Company recorded net foreign exchange (gains) losses related to these remeasurements of $860,000, $438,000 and $(608,000) in 2000, 2001 and 2002, respectively. From time to time, the Company enters into transactions that are denominated in foreign currencies. These transactions are remeasured at the prevailing spot rate upon payment and recorded in the operating account to which the payment relates. Accounts receivable and payable from subsidiaries denominated in foreign currencies are remeasured at each period end using period end rates and transaction gains and losses are recorded. The Company recorded net foreign exchange (gains) losses related to these transactions of $1,164,000, $(562,000) and $1,411,000 in 2000, 2001 and 2002, respectively.

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

Concentration of Credit Risk

The Company's customers include OEMs, resellers, distributors and end users. The Company is subjected to credit risk from accounts receivable with customers. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. At December 29, 2001 and December 28, 2002, one customer accounted for approximately 14% and 23%, respectively, of net accounts receivable; a second customer accounted for 19% and 23%, respectively, of net accounts receivable; a third customer accounted for 25% and 21%, respectively, of net accounts receivable. No other customers accounted for 10% or more of net accounts receivable at year-end for the two years presented. Accounts receivable are summarized as follows:

	December 29, 2001	December 28, 2002
(In thousands)
Accounts receivable	$31,259	$35,432
Less: reserves and allowance for non-collection	(4,831)	(3,559)
	$26,428	$31,873

Cash and Cash Equivalents

Cash equivalents are short-term, highly liquid investments that are both readily convertible to cash and have original maturities of three months or less at the date of purchase. The Company has no cash equivalents at December 28, 2002. At December 29, 2001, cash equivalents aggregated $451,000, and were restricted as collateral for certain leased equipment.

The Company reports its Statement of Cash Flows as prescribed under Statement of Financial Accounting Standard No. 95, "Statement of Cash Flows"("FAS 95"). For 2002, the Company has changed its presentation of cash flow information from the "direct method" to the "indirect method." Both presentation methods are acceptable under FAS 95. For comparative purposes, the Statements of Cash Flows for 2000 and 2001 have been reclassified using the indirect method.

Inventories

Inventories are stated at the lower of cost or market, cost being determined by the first-in, first-out method, and include material, labor and manufacturing overhead. Inventories are presented net of reserves for excess quantities and obsolescence of $11,044,000 and $13,130,000 at December 29, 2001 and December 28, 2002, respectively, and consist of the following:

	December 29, 2001	December 28, 2002
(In thousands)
Raw materials and component parts	$19,184	$11,038
Work-in-process	1,293	834
Finished goods	8,828	12,710
	$29,305	$24,582

Goodwill

In June of 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 141, "Business Combinations" ("FAS 141") and Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("FAS 142").

FAS 141 was effective for the Company for all business combinations initiated after June 30, 2001, and mandates the purchase method to account for all business combinations. The Company accounted for its business combination with Ecrix Corporation ("Ecrix combination"), which was completed on November 9, 2001, under the provisions of FAS 141. See also Note 7. Under the purchase method, the purchase price of an acquired business is allocated to the individual tangible and intangible assets acquired and liabilities assumed based upon the estimated fair values at the date of acquisition. Any excess of the purchase price over the amounts assigned to assets acquired and liabilities assumed is recognized as goodwill. Goodwill is accounted for under the provisions of FAS 142.

The Company adopted FAS 142 on January 1, 2002. Under FAS 142, goodwill is assigned to one or more reporting units based upon certain criteria, is tested for impairment upon adoption of FAS142 and annually thereafter, and is no longer amortized. Upon adoption of FAS 142, the Company concluded that it has one reporting unit. In 2002, the Company completed the transitional and annual impairment tests using the following approach: (1) Calculate the fair value of the Company based on quoted market prices of the Company's stock, and compare it with the Company's carrying value, including goodwill; (2) If the fair value of the Company is less than its carrying amount, measure the amount of impairment loss, if any, by comparing the implied fair value of the goodwill with the carrying amount of that goodwill; (3) If the carrying amount of the goodwill exceeds its implied fair value, recognize that excess as an impairment loss. Using this method, the Company determined that the fair value of the reporting unit, including goodwill, exceeded book value and therefore goodwill is not considered to be impaired.

For 2001, the Company did not record goodwill amortization for the goodwill related to the Ecrix combination, as the combination was completed after June 30, 2001, and is not subject to amortization under FAS 142.

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

Warranty Costs

The Company establishes a warranty liability for the estimated cost of warranty-related claims at the time revenue is recognized. The following table summarizes information related to the Company's warranty reserve at December 28, 2002:

(In thousands)

Balance at beginning of year	$ 10,943
Accruals for warranties issued during the year	2,033
Adjustments to warranties	(4,613)
Amortization during the year	(3,314)
Balance at end of year	$ 5,049

Shipping and Handling Costs

Shipping and handling costs are included in cost of sales.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was $4,830,000, $1,795,000 and $486,000 in 2000, 2001, and 2002, respectively.

Research and Development Costs

All research and development costs are expensed as incurred.

Earnings Per Common Share

Basic earnings (loss) per share is based on the weighted average of all common shares issued and outstanding, and is calculated by dividing net income (loss) by the weighted average shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares used in the basic earnings (loss) per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding. For loss periods, the basic and diluted shares are equal, as the inclusion of potentially dilutive common shares would be anti-dilutive. The Company has incurred net losses for all years presented in its Statement of Operations, and accordingly, basic shares equal diluted shares for all years presented.

Options to purchase 3,371,000, 6,667,000 and 12,891,000 shares of common stock were excluded from diluted share calculations for 2000, 2001 and 2002, respectively, because their exercise prices were greater than the average fair market value of the Company's stock for the period, and as such are anti-dilutive.

Additionally, options to purchase 1,249,000, 5,161,000 and 6,132,000 shares of common stock, respectively, were excluded from diluted share calculations for 2000, 2001 and 2002, respectively, as these options are anti-dilutive as a result of the net loss incurred.

The Company has three classes of preferred stock, all of which are convertible into the Company's common stock. The assumed conversion of the preferred shares into 10,900,000 and 25,045,000 shares of common stock for 2001 and 2002, respectively, has been excluded from diluted share calculations as a result of their anti-dilutive effect. Also, as a result of their anti-dilutive effect, accumulated preferred dividends of 97,500 and 1,087,000 shares of common stock have been excluded from diluted share calculations for 2001and 2002, respectively.

Since December 28, 2002, the Company has issued 3,195,000 stock options.

Stock-Based Compensation

As permitted under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), the Company accounts for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("ABP 25"). Accordingly, no compensation expense has been recognized for options granted to employees with an exercise price equal to the market value at the date of grant or in connection with the employee stock purchase plan. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of FAS 123 and related interpretations.

The following table illustrates the effect on net loss available to common stockholders and net loss per share if the Company had applied the fair-value based method of SFAS 123 to stock-based compensation.

(In thousands, except per share data)	2000	2001	2002
Net loss available to common stockholders, as reported	$ (41,268)	$ (35,433)	$ (33,629)

Add: Stock-based compensation expense included in reported net loss available to common stockholders, net of related tax effects	--	--	178

Deduct: Total stock-based compensation expense determined under fair-value based method for all awards, net of related tax effects	(3,366)	(3,978)	(3,108)

Pro forma net loss available to common stockholders	$ (44,634)	$ (39,411)	$ (36,559)

Basic and diluted net loss per share:
As reported	$ (1.83)	$ (1.47)	$ (1.02)
Pro forma	$ (1.98)	$ (1.64)	$ (1.11)

In all years presented, basic loss per share equals diluted loss per share because inclusion of potential common shares would be anti-dilutive due to the Company's net losses.

Use of Estimates

The Company has prepared these financial statements in conformity with accounting principles generally accepted in the United States of America, which require the use of management's estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities, as well as the reported amounts of revenue and expenses. Accordingly, actual results could differ from the estimates used.

Recent Accounting Pronouncements

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 , "Accounting for Asset Retirement Obligations" ("FAS 143"). FAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement contains disclosure requirements that provide descriptions of asset retirement obligations and reconciliations of changes in the components of those obligations. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company believes that, once effective, this Statement will not have a material impact on the Company's consolidated financial position or results of operations.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). This statement requires costs associated with exit or disposal activities, such as lease termination or employee severance costs, to be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 replaces Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" which previously provided guidance on this topic. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 28, 2002. Management believes that the adoption of FAS 146 may have a prospective effect on its financial statements for costs associated with future exit or disposal activities it may undertake after December 28, 2002.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment to FASB Statement No. 123" ("FAS 148"). This statement amends FAS 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure provision of FAS 148 in 2002. The Company does not currently plan to change to the fair value method of accounting for its stock-based compensation; therefore, the adoption of this statement did not have a material impact on its financial condition or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. FIN 45 also requires additional disclosures about the guarantees an entity has issued, including a roll forward of the entity's product warranty liabilities. The Company will apply the recognition provisions of FIN 45 prospectively to guarantees issued or modified after December 28, 2002. The disclosure requirements are effective for the Company's financial statements for the year ending December 28, 2002. The Company is currently evaluating the potential impact that the recognition provisions of FIN 45 will have on its consolidated financial condition and results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46"). FIN 46 provides guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable-interest entities. The Company will apply the provisions of FIN 46 prospectively to any variable interest entities created after January 31, 2003. Since the Company does not have any current interests in any variable interest entities, the adoption of this interpretation will not have a material impact on the Company's financial condition or results of operations.

In November 2002, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). EITF 00-21 addresses how to determine whether a revenue arrangement involving multiple deliverables contains more than one unit of accounting for the purposes of revenue recognition and how the revenue arrangement consideration should be measured and allocated to the separate units of accounting. EITF 00-21 applies to all revenue arrangements that the Company enters into after June 27, 2003. The adoption of this statement is not currently anticipated to have a material impact on the Company's consolidated financial condition or results of operations.

Note 2 - Property And Equipment

Property and equipment consist of the following:

	December 29, 2001	December 28, 2002
(In thousands)
Equipment and furniture	$ 66,295	$ 52,991
Equipment under capital leases	2,880	2,443
Leasehold improvements	20,908	11,253
Less: accumulated depreciation and amortization	(77,958)	(61,763)
	$ 12,125	$ 4,924

Depreciation expense was $12,834,000, $8,927,000 and $6,724,000 in 2000, 2001 and 2002, respectively. Accumulated amortization of equipment under capital leases was $2,340,000 and $2,168,000 at December 29, 2001 and December 28, 2002, respectively. Amortization of equipment under capital leases is included in depreciation expense. In 2000, the Company incurred restructuring charges, which included fixed asset write-downs. See Note 8.

Note 3 - Accrued Liabilities

Accrued liabilities consist of the following:

	December 29, 2001	December 28, 2002
(In thousands)
Wages and employee benefits	$ 5,161	$ 3,164
Purchase commitments (Notes 7 and 10)	6,334	5,211
Warranty costs, current portion	2,183	2,464
Other	3,467	2,300
	$ 17,145	$ 13,139

Note 4 - Debt

Bridge Loan

On April 23, 2002, the Company received a $1,000,000 bridge loan from a current investor in the Company, Meritage Private Equity Fund, L.P. The bridge loan accrued interest at a rate of 18% per annum and matured on July 31, 2002. Pursuant to the bridge loan, the Company issued Meritage Private Equity Funds a warrant, with a ten-year life, to purchase 100,000 shares of common stock at an exercise price of $0.83 per share. The Company valued the warrant using a Black-Scholes valuation model with the following assumptions: 133% expected volatility, a 5% risk-free interest rate, a 10 year expected term, and no estimated dividends. The Company recorded $541,000 of debt discount related to the value of the warrants and the resultant beneficial conversion feature. The beneficial conversion feature was calculated in accordance with EITF 98-5 "Accounting for Convertible Securities With Beneficial Conversion Features or Contingently Adjustable Conversion Features" and EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments." The Company amortized $516,000 of debt discount to interest expense in the second quarter of 2002. The bridge loan converted into Series I preferred stock as part of the second closing of the Series I offering on July 31, 2002, and as of that date, the Company amortized the remaining $25,000 of debt discount to interest expense.

Line of Credit

On June 18, 2002, the Company entered into a $25,000,000 line of credit facility with Silicon Valley Bank ("SVB") that expires in June 2005. This credit facility replaced a line of credit facility with Congress Financial Corporation. The SVB line allows for borrowings for up to 75% of eligible accounts receivable plus the lesser of (1) 25% of eligible finished goods inventory; (2) 50% of the appraised forced liquidation value of eligible finished goods inventory; (3) $2,500,000; or (4) 15% of eligible accounts receivable. Eligible accounts receivable excludes invoices greater than 60 days past due, some foreign receivables and other items identified in the agreement. Eligible finished goods inventory excludes slow moving inventory and other items identified in the agreement. Collateral for this agreement includes accounts receivable, inventory, fixed assets and other assets.

The line of credit agreement prohibits payment of dividends without prior bank approval, and contains certain covenants for minimum quarterly revenue, maximum monthly net loss and minimum tangible net worth. The agreement contains certain acceleration clauses that may cause any outstanding balance to become immediately due in the event of a default. As of December 28, 2002, the Company is not in compliance with the minimum quarterly revenue and minimum tangible net worth covenants. The Company and SVB have negotiated revisions to certain sections of the credit agreement. See further discussion in Note 17.

Borrowings under the line of credit vary each day based on the levels of accounts receivable and inventory, and bear interest at the bank's prime rate + 1.25%. As of December 28, 2002, the Company is at the maximum borrowing level under the line, which includes $18,560,000 in outstanding borrowings and $414,000 reserved under an outstanding letter of credit.

Long-Term Obligations

In November 2001, the Company assumed notes payable to finance certain equipment in its business combination with Ecrix. As of December 28, 2002, one note is outstanding in the amount of $185,000. This note bears interest at 8.5% and requires monthly payments of principal and interest through October 2006. Long-term obligations also include the long-term portion of estimated warranty obligations, capital lease obligations and deferred revenue on on-site warranty contracts.

Long-term obligations consist of the following:

	December 29, 2001	December 28, 2002
(In thousands)
Warranty	$ 8,760	$ 2,585
Deferred revenue	2,045	2,213
Notes payable	768	185
Capital lease obligations	659	287
Other	27	--
	12,259	5,270
Less current portion	(2,665)	(1,846)
	$ 9,594	$ 3,424

The following represents future obligations as of December 28, 2002:

	Long-term Warranty	Deferred Revenue	Notes Payable	Capital Lease Obligations	Total
(In thousands)
2003	$ --	$ 1,694	$ 60	$ 119	$ 1,873
2004	1,359	386	55	86	1,886
2005	1,226	133	56	86	1,501
2006	--	--	47	21	68
2007	--	--	--	--	--
Thereafter	--	--	--	--	--
	2,585	2,213	218	312	5,328
Less: amount representing interest	--	--	(33)	(25)	(58)
Present value of payments	2,585	2,213	185	287	5,270
Less: current portion	--	(1,694)	(45)	(107)	(1,846)
	$ 2,585	$ 519	$ 140	$ 180	$ 3,424

Interest expense aggregated $686,000, $1,715,000 and $2,051,000 in 2000, 2001 and 2002, respectively.

Note 5 - Capital Stock and Stock Compensation Plans

On November 9, 2001, in connection with the Company's business combination with Ecrix, certain options were granted to former Ecrix employees who became employees of the Company. These options were granted at prices equal to or greater than fair market value and included vesting credit for their period of service at Ecrix. Otherwise, these options followed the normal provisions of the Company's fixed stock option plans. These options were valued under FASB Interpretation No. 44, an interpretation of APB Opinion 25. The calculated value of $1,006,000 was recorded as part of the purchase price of the business combination (See Note 7).

Fixed Stock Option Plans

Under the Incentive Stock Plan, the Company may grant options to its employees and directors for up to 9,500,000 shares of common stock. Under the 1997 Non-Officer Stock Option Plan, the Company may grant options to its employees (who are not officers or directors) for up to 9,000,000 shares of common stock. Under both plans, options are granted at an exercise price not less than the fair market value of the stock on the date of grant. The options typically vest over periods up to 50 months and expire 10 years after the date of grant, except in the event of the termination or death of the employee, whereupon vested shares must be exercised within 90 days or six months, respectively, or they are canceled.

For FAS 123 disclosure purposes, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2000	2001	2002
Estimated dividends	none	none	None
Expected volatility	76%	133%	135%
Risk-free interest rate	5.6%-6.8%	2.8%-4.8%	2.2%-4.0%
Expected term (years)	2.88	1.95	3.52

A summary of the status of the Company's fixed stock option plans as of December 30, 2000, December 29, 2001 and December 28, 2002, and changes during the years then ended is presented as follows:

	2000		2001		2002
	Shares (000s)	Weighted-Ave. Exercise Price	Shares (000s)	Weighted-Ave. Exercise Price	Shares (000s)	Weighted-Ave. Exercise Price
Outstanding at beginning of year	4,040	$11.26	4,620	$10.08	11,828	$3.42
Granted:
Price equals fair market value	1,940	7.32	10,403	1.37	10,856	1.03
Price greater than fair market value	--	--	190	3.20	--	--
Exercised	(143)	6.15	(1)	0.65	(95)	0.65
Forfeited	(1,217)	10.06	(3,384)	6.20	(3,566)	3.73

Outstanding at end of year	4,620	$10.08	11,828	$3.42	19,023	$2.00

Options exercisable at year end	2,643	$12.51	4,052	$6.67	7,268	$3.39
Weighted-average fair value of options granted during the year:
Price equals fair market value		$3.73		$0.83		$0.80
Price greater than fair market value		--		$0.03		--

The following table summarizes information about fixed stock options outstanding at December 28, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (000's)	Weighted-Avg. Remaining Contractual Life	Weighted-Avg. Exercise Price	Number Exercisable (000's)	Weighted-Avg. Exercise Price
$ 0.51 - 0.65	4,766	8.9 years	$ 0.63	2,123	$ 0.64
0.66 - 1.15	3,523	8.3 years	0.89	1,699	0.92
1.19 - 1.19	7,000	9.5 years	1.19	360	1.19
1.27 - 2.44	1,703	8.1 years	2.33	1,293	2.33
2.59 - 21.75	2,031	5.2 years	9.80	1,793	10.18
	19,023	8.5 years	$ 2.01	7,268	$ 3.39

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan, the Company is authorized to issue up to 1,500,000 shares of common stock to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the plan, employees may elect to have up to 15% of their gross salaries withheld by payroll deduction to purchase the Company's common stock. The purchase price of the stock is 85% of the lower of market price at the beginning or end of each six-month participation period. Purchases are limited to 1,000 shares per employee per offering period. Under the plan, employees purchased 205,000, 102,000 and 85,000 shares in 2000, 2001 and 2002, respectively.

The fair value of each stock purchase plan grant is estimated on the date of grant using the Black-Scholes model with the following assumptions:

	2000	2001	2002
Estimated dividends	none	none	none
Expected volatility	76%	133%	135%
Risk-free interest rate	5.4%-6.2%	4.4%-4.8%	3.5%-3.6%
Expected term (years)	0.5	0.5	0.5
Weighted-average fair value of purchase rights granted	$2.18	$1.26	$0.58

Stockholder Rights Plan

The Board of Directors adopted on January 24, 1991 and amended on August 23, 1995, February 1, 2001 and August 21, 2001 a Stockholder Rights Plan ("Rights Plan") in which preferred stock purchase rights were distributed as a dividend at the rate of one right for each share of Exabyte common stock held as of February 15, 1991. The Rights Plan was designed to deter coercive or unfair takeover tactics and to prevent an acquiring entity from gaining control of the Company without offering a fair price to all of the Company's stockholders. The Rights Plan expired on February 15, 2002, and the Company does not intend to adopt a new stockholder rights plan.

Note 6 - Preferred Stock

Series G Preferred Stock

On April 12, 2001, the Company entered into an agreement to issue 1,500,000 shares of Series G preferred stock to a private investor for total proceeds of $3,000,000. The original Series G issue price of the Series G preferred stock is $2.00 per share. Dividends accrue at a rate of 9% per annum on the original Series G issue price and are cumulative, if not paid. Dividends must be paid in cash, when, as, and if declared by the Board, except that they may be paid in shares of common stock, at a price of $2.00 per share, if the Company is prohibited from paying cash dividends under any agreement in place as of April 12, 2001. The Company's bank line of credit agreement with Silicon Valley Bank currently prohibits the payment of cash dividends. Series G preferred stock has a liquidation preference ($3,422,000 as of December 28, 2002) over common stock and conversion rights, at the option of the holder, into shares of common stock at a conversion price of $2.40 per share, subject to adjustment. The holder of the Series G preferred stock is entitled to vote with shares of common stock (and not as a separate class) on an as-converted basis at any annual or special meeting of the Company's stockholders; provided, however, that without the prior written unanimous consent of the Series G preferred stock, the Company may not take certain actions, including asset transfer or acquisition (which terms are defined in the Certificate of Designation). Exabyte has the option of redeeming the Series G preferred stock commencing April 16, 2003.

The Company has registered the shares of Series G preferred stock as well as the underlying shares of common stock issuable upon conversion, or payment of dividends when, as and if, declared by the board of directors. During the third quarter of 2002, the Company issued a dividend of 70,000 shares of common stock valued at $56,000 to Series G shareholders. This dividend was authorized by the Company's Board of Directors on September 11, 2002 and was calculated in accordance with the Series G Certificate of Designation and subsequent related agreements. At December 28, 2002, the Company has accumulated, but has not declared or paid $422,000 of preferred stock dividends related to the Series G issuance.

Series H Preferred Stock

On November 9, 2001, the Company issued 9,650,000 shares of Series H preferred stock to certain former investors in Ecrix as part of the Agreement and Plan of Merger between the Company, Ecrix Corporation and certain investors. See Note 7. The issuance of the Series H preferred stock resulted in cash proceeds of $7,606,000 and the conversion of $2,044,000 in bridge loans and accrued interest made under the Agreement and Plan of Merger. The original Series H issue price of the Series H preferred stock is $1.00 per share. No dividends accrue with respect to the Series H preferred stock, although an adjustment to the conversion price is required to be made in the event a dividend or distribution payable in common stock is declared with respect to the common stock. Series H preferred stock has a liquidation preference ($9,650,000 as of December 28, 2002) over common stock and conversion rights, at the option of the holder, into shares of common stock, at a price of $1.00 per share.

The holders of the Series H preferred stock are entitled to vote with shares of common stock (and not as a separate class) on an as-converted basis at any annual or special meeting of the Company's stockholders; provided, however, that without prior written consent of a majority of the outstanding Series H preferred stock, the Company may not take certain actions, including asset transfer or acquisition (which terms are defined in the Certificate of Designation). The Company has registered the shares of Series H preferred stock as well as the underlying shares of common stock issuable upon conversion of the Series H preferred stock. The Company also has the right, but not the obligation to redeem some or all of the outstanding shares of Series H Preferred Stock at any time after November 9, 2003 at a price per share equal to $3.00; provided, that the closing bid price of the common stock for each of the 30 consecutive trading days prior to the date that the Company delivers notice of its intent to redeem is greater than such redemption price.

Series I Preferred Stock

On May 17, 2002, the Company issued 3,901,200 shares of Series I preferred stock at a price of $1.00 per share for net cash proceeds of $3,664,000. On July 31, 2002, the Company issued an additional 4,536,300 shares of Series I preferred stock at a price of $1.00 per share in exchange for net cash proceeds of $3,292,000 and the conversion of $1,051,000 in bridge loans and accrued interest. Included in the total 8,437,500 shares of Series I preferred stock issued were 37,500 shares issued as an introduction fee. The Series I preferred shares are convertible into shares of common stock at a price of $0.5965 per share. The difference between the conversion price of the Series I preferred stock and the fair value of the Company's common stock on May 17, 2002 resulted in a beneficial conversion feature in the amount of $2,639,000 for the shares issued pursuant to the first closing. The difference between the conversion price of the Series I preferred stock and the fair value of the Company's common stock on July 31, 2002 resulted in a beneficial conversion feature in the amount of $1,918,000 for the shares issued pursuant to the second closing. These amounts total $4,557,000, are reflected in the Statement of Operations for 2002 as a deemed dividend and were calculated in accordance with EITF 98-5 "Accounting for Convertible Securities With Beneficial Conversion Features or Contingently Adjustable Conversion Features" and EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments."

The holders of the Series I preferred stock are entitled to vote with the shares of common stock (and not as a separate class) on an as-converted basis at any annual or special meeting of the Company's stockholders; provided, however that without prior written consent of a majority of the outstanding Series I preferred stock, the Company may not take certain actions, including asset transfer or acquisition (which terms are defined in the Certificate of Designation). The Company also has the right, but not the obligation to redeem some or all of the outstanding shares of Series I preferred stock at the earlier of May 17, 2003 or the date of a change in control at a price per share equal to the liquidation value. Series I preferred stock has a liquidation preference ($17,398,000 as of December 28, 2002) over common stock.

In addition, the holders of the Series I preferred stock received the right to receive, for no additional consideration, warrants to purchase shares of common stock. The warrants are issuable upon any redemption or other involuntary retirement of Series I preferred stock by Exabyte (other than pursuant to a conversion of shares of Series I preferred stock or a reclassification or exchange of such shares for other securities that preserve in all respects the benefits of the conversion rights of the Series I preferred stock). The number of shares of common stock issuable upon exercise of the warrants will be equal to the number of shares of common stock issuable upon conversion of the Series I preferred stock redeemed at a per-share exercise price equal to the conversion price in effect on the date of such redemption. The issuance of these warrants represents a contingent beneficial conversion feature in accordance with EITF 98-5. Should the warrants be issued, the difference between the effective conversion price of the Series I preferred stock and the fair value of common stock will be recorded as a deemed dividend.

In addition, holders of the Series I preferred stock, in preference to the holders of Exabyte's other preferred and common stock, will be entitled to receive, when, as and if declared by the board of directors, dividends in an amount per share calculated at a compound annual rate of 12% of the original issue price of the Series I preferred stock. All dividends will be cumulative, whether or not declared, and will be payable quarterly in arrears. Commencing on the earlier of January 1, 2007 or the date of a change in control, the dividend rate will increase to 15% per annum. Upon conversion of any shares of Series I preferred stock, any accrued but unpaid dividends shall be paid in cash or, at the option of the holder, in shares of common stock at the conversion price per common share.  The conversion of the dividends into common stock represents a contingent beneficial conversion feature in accordance with EITF 98-5. Should the dividends be converted into shares of common stock in conjunction with the conversion of Series I preferred stock, the difference between the effective conversion price of the Series I preferred stock and the fair value of common stock will be recorded as a deemed dividend. At December 28, 2002, the Company has accumulated, but has not declared or paid $523,000 of preferred stock dividends related to the Series I issuance.

The Company has registered the shares of Series I preferred stock as well as the underlying shares of common stock issuable upon conversion, the underlying common shares, if applicable, upon the exercise of any warrant issued upon redemption or involuntary retirement of shares of Series I preferred stock, or payment of dividends when, as and if, declared by the board of directors.

Note 7 - Business Combination and Goodwill

On November 9, 2001, the Company completed a business combination with Ecrix Corporation ("Ecrix"). The operations of Ecrix have been included in the consolidated financial statements since that date. Ecrix was an early-stage company which designed and sold high-capacity, high-performance data storage tape drive products which use VXA® technology. Ecrix was a start-up phase company and had commenced revenue shipments of product in late 1999 and had incurred cumulative losses of $62,994,000 through the date of the business combination. Under the business combination agreement, the Company issued 10,000,000 shares of its common stock in exchange for all the outstanding common and preferred shares of Ecrix. In addition, in a related transaction, certain Ecrix shareholders purchased 9,650,000 shares of the Company's Series H preferred stock at a price of $1.00 per share.

The primary reasons for the business combination and the reasons why the Company was willing to pay more than the fair value of the net assets acquired include: (1) expansion of the Company's product offerings providing access to potential customers and revenues; (2) expansion of technology used in products and enhanced research and development talent; (3) ability to leverage the Company's existing supplier and customer relationships, resulting in economies of scale; and (4) liquidity provided by the issuance of the Series H shares. The Company intends to sublease vacated space resulting from the business combination and has accrued $673,000 at December 28, 2002 for this exposure.

The aggregate purchase price includes the following items:

(In thousands)
Common stock issued ($0.72 per share)	$ 7,200
Options issued to Ecrix employees	1,006
Investment banker fee	1,241
Accounting, legal and other expenses	568
$10,015

The value of common stock issued was determined using the average price of the Company's stock over the four-day period before and after the Agreement and Plan of Merger was signed and announced. The 2,187,000 options issued to Ecrix employees were valued using a Black-Scholes option-pricing model with no expected dividends, expected volatility of 118%, a risk-free interest rate of 4.5% and an expected term of 2.88 years. There was no intrinsic value of these options and therefore the entire fair value of these options was included as part of the purchase price.

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

The purchase price was allocated to the assets acquired and liabilities assumed based on the Company's estimates of fair value. The Company utilized an independent third-party appraisal firm to determine the fair value of the intangible assets acquired. This appraisal firm considered all possible intangible assets, including proven research and development, customer relationships and others. The appraisal firm concluded that these potential intangible assets had no determinable value, based primarily on the start-up characteristics of Ecrix. The excess of the purchase price over the amounts allocated to tangible assets acquired, less liabilities assumed, of $10,149,000 was assigned to goodwill, and accounted for under FAS 142. For income tax purposes, the Company will not deduct the goodwill recorded for financial reporting purposes.

Included in the acquired liabilities above is $4,321,000 due to a supplier under an agreement to purchase certain inventory and equipment. This supplier manufactured the VXA®-1 drives for Ecrix, and held this equipment and inventory for this purpose. On July 12, 2002, the Company renegotiated this agreement due to disagreements between the parties related to the value of certain inventory and equipment. The Company agreed to pay $2,000,000 to settle the amount due, of which $1,000,000 was paid in October, and the remainder is due in installments in the amount of $250,000 payable November 30, 2002, March 31, 2003, June 30, 2003, and September 30, 2003. The Company recorded the reduction in the settlement value of $2,721,000 as a decrease to the goodwill related to the merger with Ecrix during the third quarter of 2002.

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

Note 8 - Restructurings

Third Quarter 2000

During the third quarter of 2000, the Company incurred $3,899,000 in restructuring charges related to the planned closure of a wholly-owned subsidiary, Exabyte Magnetics GmbH ("EMG"). This restructuring was part of a plan adopted by the Board of Directors on July 24, 2000, which outsourced a number of manufacturing operations to Hitachi Digital Media Products Division of Hitachi, Ltd. ("Hitachi"). The restructuring decision resulted in: (1) an immediate end to the manufacture of M2™ recording heads by EMG; (2) the termination of M2 scanner manufacturing by EMG during April 2001; and (3) the shut down of the remaining M1 scanner manufacturing during the fourth quarter of 2002. No assets were transferred as a result of the decision to outsource M2 scanner manufacturing to Hitachi and no technology was transferred. In addition, there were no write-offs taken or restructuring charges incurred in connection with the M2 scanner outsourcing to Hitachi.

The restructuring charges included employee severance and related costs of $1,613,000, excess facilities costs of $718,000, the write-off of excess inventories of $879,000, the write-off of capital equipment of $389,000 and other costs of $300,000. Workforce reductions involved 93 employees, constituting all employees of EMG. All severance payments for these employees were contractually defined, fixed and communicated during the third quarter of 2000.

During 2000, approximately $2,713,000 of these costs were included in cost of sales and $1,186,000 were included in research and development expenses. Approximately $1,268,000 of the total restructuring costs, which relate to the write-off of excess inventories and capital equipment, did not involve future cash payments.

The Company paid approximately $499,000, $651,000 and $1,034,000 of these restructuring costs during 2000, 2001 and 2002, respectively. Workforce reductions for these same periods were 40, 24 and 29. During 2001, the Company reduced its excess facilities exposure and other related costs by $235,000 with the signing of a new lease. At December 28, 2002, approximately $267,000 of an excess facilities obligation remains, which was paid in February 2003.

The following table summarizes the activity to date related to this restructuring:

(In thousands)	Severance and Related	Excess Facilities	Inventory Write- Down	Fixed Asset Write- Down	Other	Total
Restructuring charges	$ 1,613	$ 718	$ 879	$ 389	$ 300	$ 3,899
Asset write-downs	--	--	(879)	--	--	(879)
Loss on sale of assets	--	--	--	(56)	--	(56)
Cash payments	(360)	--	--	--	(139)	(499)
Additional charges/ adjustments	74	41	--	(333)	(55)	(273)
Balance, December 30, 2000	1,327	759	--	--	106	2,192
Cash payments	(561)	(33)	--	--	(57)	(651)
Additional charges/ adjustments	(58)	(229)	--	--	(49)	(336)
Balance, December 29, 2001	708	497	--	--	--	1,205
Cash payments	(815)	(219)	--	--	--	(1,034)
Additional charges/ adjustments	107	(11)	--	--	--	96
Balance, December 28, 2002	$ --	$ 267	$ --	$ --	$ --	$ 267

First Quarter 2001

In March 2001, the Company completed a reduction in its workforce in order to reduce expenses, minimize ongoing cash consumption and to simplify management structure. The reduction in workforce impacted all areas of the Company, resulted in the termination of approximately 235 persons (211 domestically and 24 in Europe) and resulted in the Company recording a severance charge to operations of approximately $498,000. For this severance charge, the Company recorded $223,000 to cost of sales, $179,000 to selling, general and administrative expenses and $96,000 to research and development expenses, and paid all severance amounts during the first quarter of 2001.

First Quarter 2002

During the first quarter of 2002, the Company incurred $4,363,000 in charges related to a restructuring. The Board of Directors adopted the plan for this restructuring on January 20, 2002. As a result of this restructuring, the Company has closed its service and final assembly facility in Scotland, has closed its service depots in Australia and Canada and has further reduced its U.S workforce. In addition, the Company accelerated the closure of EMG and increased its accrual for unused lease facilities at EMG, which it had originally recorded as part of its third quarter 2000 restructuring.

These restructuring charges include the write-off of leasehold improvements and capital equipment taken out of service of $1,905,000, employee severance and related costs of $1,345,000, the write-off of excess inventories of $652,000, excess facilities costs of $307,000 and other costs of $154,000. During the first quarter of 2002, the Company recorded approximately $3,736,000 of these charges to cost of sales, $509,000 to selling, general and administrative expenses and $117,000 to research and development expenses. During 2002, the Company paid approximately $1,446,000 of these restructuring costs, of which approximately $1,311,000 is severance and related. At December 28, 2002, approximately $20,000 for severance pay and $174,000 of an excess facilities obligation remain. Both amounts were paid in 2003.

Workforce reductions involved approximately 200 employees worldwide, of which 184 were eligible to receive severance payments. All severance payments for these employees were contractually defined and communicated during the first quarter of 2002. The affected employees were from all functional areas of the Company, with approximately 96 employees in Scotland, 92 in the U.S., six in Australia, four in Canada and two in Singapore.

The following table summarizes the activity to date related to this restructuring:

(In thousands)	Fixed Asset Write-Down	Severance and Related	Inventory Write- Down	Excess Facilities	Other	Total
Restructuring charges	$ 1,905	$ 1,345	$ 652	$ 307	$ 154	$ 4,363
Asset write-downs	(1,905)	--	(652)	(129)	--	(2,686)
Cash payments	--	(1,311)	--	(26)	(109)	(1,446)
Additional charges/ adjustments	--	(14)	--	22	(45)	(37)
Balance, December 28, 2002	$ --	$ 20	$ --	$ 174	$ --	$ 194

The Company also incurred special charges of $3,421,000 during the first quarter of 2002, which did not qualify as restructuring charges. These charges include $4,621,000 of fixed asset and inventory write-offs related to a downsizing and to changes in the product roadmap, net of income of $1,200,000 related to the sale of certain technology. During the first quarter of 2002, the Company recorded $3,675,000 of these special charges to cost of sales, $262,000 to selling, general and administrative expenses, and $684,000 to research and development expenses.

Third Quarter 2002

In July 2002, the Company completed a reduction in its workforce in order to reduce expenses and minimize ongoing cash consumption. All areas of the Company were impacted by the workforce reduction. The Company reduced its domestic workforce by approximately 104 persons and recorded a severance charge to operations in the third quarter of 2002 of approximately $428,000. The Company recorded $121,000 of this severance charge to cost of sales, $179,000 to selling, general and administrative expenses and $128,000 to research and development expenses. All severance was paid during the third quarter of 2002, and no accruals remain.

Note 9 - Income Taxes

Pretax loss is subject to tax in the following jurisdictions:

	2000	2001	2002
(In thousands)
Domestic	$ (40,251)	$ (35,230)	$ (29,358)
Foreign	(2,173)	134	(116)
	$ (42,424)	$ (35,096)	$ (29,474)

The benefit from income taxes consists of the following:

	2000	2001	2002
(In thousands)
Current:
Federal	$ (1,417)	$ --	$ (453)
State	--	18	--
Foreign	(153)	(24)	51
Deferred:
Federal	--	--	--
State	--	--	--
Foreign	--	--	--
	$ (1,570)	$ (6)	$ (402)

Total income tax benefit differs from the amount computed by applying the U.S. federal income tax rate of 35% to loss before income taxes for the following reasons:

	2000	2001	2002
(In thousands)
U.S. federal income tax at statutory rate	$ (14,848)	$ (12,404)	$ (10,316)
State income taxes, net of federal benefit	(807)	(946)	(563)
Valuation allowance	14,599	13,270	10,063
Research and development credits	(1,000)	--	--
Tax reserves	(1,417)	--	--
Effects of sale of CreekPath Systems, Inc.	--	--	(726)

U.S. federal income tax refund	--	--	(453)
Foreign taxes in excess of 35%	608	(71)	50
Other	1,295	145	91
	$ (1,570)	$ (6)	$ (402)

Deferred tax assets are attributable to the following:

	December 29, 2001	December 29, 2002
(In thousands)
Current assets:
Warranty reserve	$ 4,235	$ 2,587
Accounts receivable reserves	1,744	1,359
Inventory reserves	4,552	5,259
Other	4,840	4,656
	15,371	13,861
Less: valuation allowance	(15,371)	(13,861)
	$ --	$ --
Noncurrent assets:
Net operating loss carry forwards	$ 62,310	$ 67,094
Property and equipment	4,508	5,026
Credit carry forwards	4,774	4,774
Goodwill	700	586
Capitalized tax research and development	13,669	19,901
Other	648	801
	86,609	98,182
Less: valuation allowance	(86,609)	(98,182)
	$ --	$ --

During 2002, the Company received a refund of approximately $453,000. The refund was the result of the carryback of net operating losses allowed under a recent law change, increasing the carryback period from two to five years for net operating losses generated in 2001 and 2002. Because the Company carries a deferred tax valuation allowance equal to 100% of total deferred tax assets, the Company recorded a benefit for the cash refund received.

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

The Company carries a deferred tax valuation allowance equal to 100% of total deferred tax assets. In recording this allowance, management has considered a number of factors, but chiefly, the Company's cumulative operating losses over the prior four years. Management has concluded that a valuation allowance is required for 100% of the total deferred tax assets as it is more likely than not that the deferred tax assets will not be realized.

As discussed in Note 7, on November 9, 2001 the Company completed a business combination with Ecrix Corporation. The deferred tax assets and liabilities, as limited after the combination of Ecrix, are included in the amounts shown above.

At December 28, 2002, domestic net operating loss carry forwards of approximately $172,000,000, which expire between 2005 and 2022, are available to offset future taxable income. Under the Tax Reform Act of 1986, the amount of and the benefit from net operating losses that can be carried forward may be impaired in certain circumstances. Events that may cause changes in the Company's tax carryovers include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. A portion of Exabyte's and all of Ecrix's pre-business combination tax carryovers that can be utilized in any one taxable year for federal tax purposes have been limited by one or more of such ownership changes. Future ownership changes could further limit the utilization of the Company's net operating loss carry forwards.

Note 10 - commitments and contingencies

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

(In thousands)
2003	$ 4,620
2004	3,747
2005	1,130
2006	585
2007	--
$ 10,082

Rent expense aggregated $5,770,000, $5,191,000 and $5,414,000 in 2000, 2001 and 2002, respectively.

During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include intellectual property indemnities to the Company's customers in connection with the sales of its products, indemnities for liabilities associated with the infringement of other parties' technology based upon the Company's products, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, and indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Delaware. In addition, the Company has contractual commitments to various customers, which could require it to incur costs to repair an epidemic defect with respect to its products outside of the normal warranty period if such defect were to occur. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments that the Company could be obligated to make. The Company has not recorded any liability for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets. The Company does, however, accrue for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is probable.

The Company is, from time to time, subjected to certain claims, assertions or litigation by outside parties as part of its ongoing business operations. The outcomes of any such contingencies are not expected to have a material adverse impact on the financial condition or results of the operations of the Company.

Purchase commitments

On December 21, 2001, the Company entered into an agreement with a supplier to purchase certain inventory. Under the agreement, the Company is obligated to purchase $1,402,000 in specified inventory as of September 30, 2002. During 2002, the Company purchased $183,000 of inventory parts, and has recorded a liability in the amount of $1,219,000 for the balance of the commitment.

On March 1, 2001, the Company entered into a development agreement with a supplier for the development of certain M3™ components and manufacture of engineering prototypes. Under this agreement, the Company had a maximum obligation of approximately $2,500,000 for development activities, $700,000 for prototype parts and $2,800,000 for tooling costs. The Company incurred expenses of $2,315,000 under this agreement during 2001. The Company retains all technology rights for data storage applications. Neither party is obligated to pay royalties. In a subsequent agreement with this supplier dated March 28, 2002, costs for development and tooling under this agreement were finalized at 549,500,000 Yen. At December 28, 2002, the remaining amount due to the supplier is 478,918,000 Yen, or approximately $3,992,000, and is recorded in accrued liabilities. The Company has capitalized $876,000 related to tooling costs and during 2002 expensed $1,388,000 to cost of goods sold.

Note 11 - Investment in HighGround Systems Inc.

As of December 30, 2000, the Company owned 80,000 shares of Series B Preferred Stock and 83,000 shares of Series C Preferred Stock in HighGround Systems Inc. These shares had a net book value of $0 at December 30, 2000. In April 2001, Sun Microsystems purchased HighGround Systems Inc., and as a result, the Company received 96,000 shares of Sun Microsystems common stock. During the second quarter of 2001, the Company sold 85,000 of these shares, and recorded a gain of $1,719,000. As of December 28, 2002, the Company holds approximately 10,000 shares, which are included in Other long-term assets.

Note 12 - Investment in CreekPath Systems, Inc.

In December 1999, the Company formed a wholly-owned subsidiary, CreekPath Systems Inc. ("CreekPath"), and received 10,000 shares of CreekPath common stock in exchange for $1,000. CreekPath is a developer of solutions, which enable the economical delivery of managed storage services. CreekPath had no operations during 1999.

Until December 20, 2000, Exabyte owned 100% of the outstanding common and preferred stock of CreekPath, and consolidated the financial statements of CreekPath into the Company's financial statements. As of December 20, 2000, Exabyte held less than a majority of the outstanding stock of CreekPath, and accounted for its investment prospectively under the equity method.

During 2000, the majority of CreekPath's revenue related to contracted services. Exabyte reflected losses of $4,607,000 through consolidation. During 2000 and 2001, the Company recorded $414,000 and $343,000, respectively, of losses under the equity method. At December 29, 2001, the Company's carrying amount of its investment in CreekPath was $0.

On June 28, 2002, Exabyte sold its remaining ownership interest in CreekPath Systems, Inc. and received cash of $1,500,000, resulting in a gain of $1,500,000.

Note 13 - Sale of Technology

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

Note 14 - Employee Benefit Plan

The Company maintains a qualified Section 401(k) Savings Plan which allows eligible employees to contribute up to 15% of their salaries on a pre-tax basis. As of January 1, 2001, Company contributions to the plan are made in conjunction with the bi-weekly payroll and are not discretionary. The Company recorded as expense matching contributions totaling $790,000 and $480,000 in 2001 and 2002, respectively. There were no matching contributions by the Company in 2000. Company contributions are fully vested after four years of employment.

Note 15 - Segment, Geographic and Sales Information

Since 1998, all operations of the Company have been considered one operating segment. Therefore, no segment disclosures have been presented. The Company will continue to review the internal reporting structure for future changes that could result in disclosure of additional segments. Foreign revenue is based on the country in which the customer is located.

The following table details revenues from external customers by geographic area:

	Revenues From External Customers
	2000	2001	2002
(In thousands)
United States	$ 156,755	$ 113,072	$ 96,582
Europe/Middle East	47,370	32,086	26,705
Pacific Rim	13,130	10,932	9,007
Other	4,487	2,348	897
	$ 221,742	$ 158,438	$ 133,191

The following table details long-lived asset information by geographic area:

	Long Lived Assets
	December 30, 2000	December 29, 2001	December 28, 2002
(In thousands)
United States	$ 15,982	$ 20,148	$ 12,861
Europe	3,827	2,682	38
Pacific Rim	331	250	256
Other	41	2	--
	$ 20,181	$ 23,082	$ 13,155

The following table details revenue by product line:

	2000	2001	2002
(In thousands)
Drives	$ 83,907	$ 48,440	$ 36,675
Libraries	74,308	40,436	31,551
Media	55,874	58,691	58,777
Service, spares and other	14,811	11,842	9,445
Sales allowances	(7,158)	(971)	(3,257)
	$221,742	$158,438	$133,191

The following table summarizes sales to major customers:

	% of Total Net Sales
	2000	2001	2002
Customer A	18.5%	17.6%	17.9%
Customer B	5.9	10.6	16.1
Customer C	13.0	12.2	15.8
Customer D	11.3	10.1	7.9

No other customers accounted for 10% or more of net sales in any of these periods.

Note 16 - Quarterly Information (Unaudited)
(In thousands except per share data)	2001
	Q1	Q2	Q3	Q4
Net sales	$49,052	$39,412	$34,268	$35,706
Gross profit	3,494	8,249	9,470	5,082
Net loss	(17,550)	(5,259)	(3,846)	(8,778)
Basic and diluted net loss per share	(0.77)	(0.23)	(0.17)	(0.32)

(In thousands, except per share data)	2002
	Q1	Q2	Q3	Q4
Net sales	$36,605	$35,649	$36,905	$24,032
Gross profit	709	8,453	10,585	2,496
Net loss	(14,123)	(5,604)	(1,238)	(8,107)
Net loss available to common stockholders	(14,123)	(8,243)	(3,156)	(8,107)
Basic and diluted net loss per share	(0.43)	(0.25)	(0.10)	(0.24)

Note 17 - Subsequent Events

Line of Credit

As discussed in Note 4, the Company at December 31, 2002 is not in compliance with certain financial covenants under its line of credit agreement with Silicon Valley Bank ("the Bank"). Under the credit agreement, violation of these covenants constitutes an "event of default," and entitles the Bank to enforce all remedies set forth in the agreement, including a demand payment for the outstanding borrowings. In February 2003, the Bank agreed to forbear from exercising all remedies as a result of the default, and in conjunction with the forbearance agreement, the Company paid the Bank a fee of $125,000. This forbearance agreement expires on March 31, 2003, and limits borrowings on the line to $16,000,000. In addition, effective February 27, 2003, the Company is paying the Bank's prime rate + 5.25% on all borrowings.

Note Agreements with Suppliers

During the first quarter of 2003, the Company entered into note agreements with certain of its suppliers. The agreements convert certain accounts payable and accrued liability amounts outstanding at December 28, 2002 to notes payable. The total of the notes is approximately $20,900,000, of which, approximately $14,900,000 and $4,000,000 is included in accounts payable and accrued liabilities, respectively, at December 28, 2002. In addition, one of the notes includes a purchase commitment of approximately $2,000,000 entered into in January 2003, which is not reflected in the balance sheet at December 28, 2002. Payment terms on the notes require full payment of all amounts due on specified dates over the period from June 2003 through December 2004. The notes bear interest ranging from zero to 5.0%. Additionally, during the first quarter of 2003, the Company entered into with a supplier a $500,000 letter of credit.

(a) 3. Exhibit Index
Exhibit Number	Description
2.1	Agreement and Plan of Merger among Exabyte Corporation, Bronco Acquisition, Inc., Ecrix Corporation, Certain Lenders, and Certain Investors, Dated as of August 22, 2001 (9)
3.1	Restated Certificate of Incorporation. (1)
3.2	Certificate of Determination of Preference of Series A Junior Participating Preferred Stock. (2)
3.3	By-laws of the Company, as amended. (9)
3.4	Certificate of Designation of Series G Convertible Preferred Stock (7)
3.5	Certificate of Designation of Series H Convertible Preferred Stock (10)
3.6	Certificate of Designation of Series I Convertible Preferred Stock (11)
4.1	Article 4 of the Restated Certificate of Incorporation (included in Exhibit 3.1) (9)
4.2	Article 1 of the By-laws of Exabyte Corporation, as amended (included in Exhibit 3.3) (0)
4.3	Specimen stock certificate of Exabyte (9)
**10.1	Incentive Stock Plan, as amended and restated on January 16, 1997
**10.2	Stock Option Agreement used in connection with the Incentive Stock Plan (6)
**10.3	1990 Employee Stock Purchase Plan (4)
**10.4	Employee Stock Purchase Plan Offering used in connection with the 1990 Employee Stock Purchase Plan (5)
**10.5	Form of participation agreement used in connection with the 1990 Employee Stock Purchase Plan (3)
**10.6	1997 Non-officer Stock Option Plan, as amended and restated on January 19, 2001 (8)
**10.7	Stock Option Agreement used in connection with the 1997 Non- Officer Stock Option Plan (5)
10.8	Form of Indemnity Agreement entered into by the Company with each director and executive officer of the Company (7)
**10.9	Form of Severance Agreement entered into among the Company and its executive officers (9)
*10.10	Manufacturing and Purchase Agreement, dated March 1, 2001, among Hitachi, Ltd., Nihon Exabyte Corporation and Exabyte Corporation (7)
10.11	Exabyte Purchase Agreement between the Company and Singapore Shinei Sangyo PTE., Ltd., dated February 3, 1999 (9)
10.12	Amendment #A01 to Purchase Agreement between the Company and Singapore Shinei Sangyo, dated January 24, 2001 (9)
10.13	Supplier Managed Inventory Agreement between the Company and Singapore Shinei Sangyo, dated January 15, 2003
10.14	Lease Agreement between Industrial Housing Company LLC and Ecrix Corporation, dated December 14, 1998, as amended (9)
10.15	Lease Agreement between Cottonwood Farms Ltd. and Ecrix Corporation, dated September 7, 1999, as amended (9)
10.16	Amendment to Lease between Cottonwood Land and Farms, Ltd. and Ecrix Corporation, dated April 15, 2000 (9)
10.17	Lease between Boulder Walnut LLC and Exabyte Corporation, dated October 1, 1999 (9)
10.18	Lease between Eastpark Associates, Ltd. and Exabyte Corporation, dated May 8, 1992 (9)
10.19	Lease between Boulder 38(th) LLC and Exabyte Corporation, dated October 1, 1999 (9)
10.20	Lease between Eastpark Technology Center, Ltd. and Exabyte Corporation, dated December 9, 1991 (9)
10.21	Exabyte Share Purchase Agreement, dated as of April 12, 2001, among the Company and State of Wisconsin Investment Board. (7)
10.22	Loan and Security Agreement by and between Silicon Valley Bank and Exabyte Corporation, dated June 18, 2002
10.23	Modification Agreement by and between Silicon Valley Bank and Exabyte Corporation, dated February 14, 2003
10.24	Forbearance Agreement by and between Silicon Valley Bank and Exabyte Corporation, dated February 14, 2003
10.25	Modification of Forbearance Agreement by and between Silicon Valley Bank and Exabyte Corporation, dated February 28, 2003
Exhibit Number	Description
*10.26	Exabyte Payment and Repayment Plan Memorandum of Understanding, by and between Exabyte Corporation and Nihon Exabyte Corporation, and Hitachi, Ltd., dated February 14, 2003
10.27	Exabyte Repayment Plan Memorandum of Understanding, by and between Exabyte Corporation and TDK Corporation, dated February 14, 2003
*10.28	Letter of Agreement and Promissory Note, by and between Exabyte Corporation and the Media and Application Solutions of Sony Electronics Inc., dated February 13, 2003
10.29	Exabyte Repayment Plan Memorandum of Understanding, by and between Exabyte Corporation and Panasonic and Consumer Electronics Company, dated March 4, 2003
21.1	List of Subsidiaries.
23.1	Consent of PricewaterhouseCoopers LLP.
24.1	Power of Attorney. Reference is made to the signature page.
99.1	Certification of Chief Executive Officer
99.2	Certificate of Chief Financial Officer

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

(2)	Filed as an Exhibit to the Company's Current Report on Form 8-K, as filed with the SEC on January 26, 1991 and incorporated herein by reference.
(3)	Filed as an Exhibit to the Company's Registration Statement on Form S-8 (Registration No. 33-33414), as filed with the SEC on February 9, 1990 and incorporated herein by reference.
(4)	Filed as an Exhibit to the Company's Registration Statement on Form S-8 (Registration No. 333-09279), as filed with the SEC on July 31, 1996 and incorporated herein by reference.
(5)	Filed as an Exhibit to the Company's Registration Statement on Form S-8 (Registration No. 333-73011), as filed with the SEC on March 1, 2000, and incorporated herein by reference.
(6)	Filed as an Exhibit to the Company's Annual Report on Form 10-K, filed with the SEC on March 25, 1998, and incorporated herein by reference.
(7)	Filed as an Exhibit to the Company's Annual Report on Form 10-K, filed with the SEC on April 12, 2001, and incorporated herein by reference.
(8)	Filed as an Exhibit to the Company's Registration Statement on Form S-8 (Registration No. 333-67464), as filed with the SEC on August 14, 2001, and incorporated herein by reference.
(9)	Filed as an Exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-4, filed with the SEC on October 5, 2001, and incorporated herein by reference.
(10)	Filed as an Exhibit to the Company's Annual Report on Form 10-K, filed with the SEC on March 25, 2002, and incorporated herein by reference.
(11)	Filed as an Exhibit to the Company's Current Report on Form 8-K, as filed with the SEC on May 20, 2002, and incorporated herein by reference.

REPORTS ON FORM 8-K

NONE.

EXABYTE CORPORATION AND SUBSIDIARIES
Schedule II - Valuation and Qualifying Accounts and Reserves

(In thousands)

Col. A	Col. B	Col. C (a)	Col. C (b)	Col. D	Col. E
Description	Balance At Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deduction	Balance at End of Period
Year Ended December 30, 2000:
Allowance for doubtful accounts	$ 645	$ (228)	$ --	$ 253 (1)	$ 670
Reserves for sales programs	7,210	--	7,158	(7,625) (2)	6,743
Inventory valuation reserves	9,569	(225)	--	(2,043) (3)	7,301
Deferred tax asset valuation reserve	56,149	14,599	--	--	70,748
	$73,573	$ 14,146	$7,158	$(9,415)	$85,462
Year Ended December 29, 2001:
Allowance for doubtful accounts	$ 670	$ (380)	$ 33	$ 216 (1)	$ 539
Reserves for sales programs	6,743	--	3,251	(5,702) (2)	4,292
Inventory valuation reserves	7,301	7,804	--	(4,061) (3)	11,044
Deferred tax asset valuation reserve	70,748	31,232	--	--	101,980
	$ 85,462	$ 38,656	$ 3,284	$(9,547)	$117,855
Year Ended December 28, 2002:
Allowance for doubtful accounts	$ 539	$ 341	$ 50	$ (418) (1)	$ 512
Reserves for sales programs	4,292	--	3,778	(5,023) (2)	3,047
Inventory valuation reserves	11,044	5,645	--	(3,559) (3)	13,130
Deferred tax asset valuation reserve	101,980	10,063	--	--	112,043
	$ 117,855	$ 16,049	3,828	$(9,000)	$128,732

(1) Accounts written off, net of recoveries.

(2) Net credits issued to customers for sales programs.

(3) Use of inventory reserves against inventory.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Boulder, State of Colorado, on March 28, 2003.

EXABYTE CORPORATION

By:	/s/ Craig G. Lamborn
Craig G. Lamborn
Title:	Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Tom W. Ward and Craig G. Lamborn , and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

/s/ Tom W. Ward	President and Chief Executive	March 28, 2003
Tom W. Ward	Officer (Principal Executive Officer)

/s/ Juan A. Rodriguez	Chairman of the Board, Chief	March 28, 2003
Juan A. Rodriguez	Technologist

/s/ Craig G. Lamborn	Vice President, Chief Financial	March 28, 2003
Craig G. Lamborn	Officer (Principal Financial and
Accounting Officer)

/s/ Peter D. Behrendt	Director	March 28, 2003
Peter D. Behrendt

/s/ Leonard W. Busse	Director	March 28, 2003
Leonard W. Busse

/s/ A. Laurence Jones	Director	March 28, 2003
A. Laurence Jones

/s/ Thomas E. Pardun	Director	March 28, 2003
Thomas E. Pardun

/s/ Stephanie L. Smeltzer	Director	March 28, 2003
Stephanie L. Smeltzer

/s/ G. Jackson Tankersley, Jr.	Director	March 28, 2003
G. Jackson Tankersley, Jr.

CERTIFICATIONS

I, Tom W. Ward, Chief Executive Officer of Exabyte Corporation, certify that:

1. I have reviewed this annual report on Form 10-k of Exabyte Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ Tom W. Ward

Tom W. Ward
Chief Executive Officer

CERTIFICATIONS

I, Craig G. Lamborn, Chief Financial Officer of Exabyte Corporation, certify that:

1. I have reviewed this annual report on Form 10-K of Exabyte Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ Craig G. Lamborn

Craig G. Lamborn
Chief Financial Officer