Form 10-K/A
period 2003-03-29
EXABYTE CORP /DE/
filed 2003-04-28
CIK 855109

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

This amendment to the Company's Form 10-K for the fiscal year ended December 28, 2002, is being filed to submit information required by Part III.

PART III

Item 10.

Directors And Executive Officers Of The Registrant

The directors and executive officers of the Company and their ages as of March 28, 2003, are as follows:

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

Mr. Leonard W. Busse, age 64, became a director of Exabyte in October 2002. Mr. Busse is a Certified Public Accountant. From 1998 - 2000, Mr. Busse was the Chief Financial Officer and a director of Worldbridge Broadband Services of Lakewood, CO, a telecom technical services company. Prior to Worldbridge, he was the Managing Director and Chief Executive Officer of First Citizens Bank Limited in Trinidad and Tobago from 1994 - 1996. Mr. Busse was also the President and Chief Executive Officer of The Pacific Bank of San Francisco from 1993 - 1994 and provided consulting services through his consulting company, The Busse Group, from 1989 - 1993. Prior to these positions, he held various executive management positions with Continental Illinois National Bank of Chicago over 25 years.

Mr. A. Laurence Jones, age 50, has served as a director of Exabyte since May 1998, and served as non-executive Chairman of the Board from January 2002 until June 2002. He is currently the Chairman and CEO of Interelate Inc., a leading provider of outsourced Customer Relationship Management services. He is also the principal of Aegis Management, LLC, which provides high-level management consulting services. Mr. Jones served as President and Chief Executive Officer of Messagemedia, Inc., a provider of advanced email marketing services, from March 1999 until January 2002. Previously, Mr. Jones served as an independent operating affiliate of McCown DeLeeuw and Co., a private equity firm, and chairman of SARCOM, a national IT services company. From 1993 to 1998 Mr. Jones served as President and Chief Executive Officer of Neodata Services, Inc., a direct marketing services company with lead investor Hicks, Muse, Tate and Furst. Mr. Jones also served as President and Chief Executive Officer of GovPX, Inc., a leading financial information services provider from 1991 to 1993. From 1987 to 1991 Mr. Jones was with Automatic Data Processing and from 1977 to 1987 he was with Wang Laboratories. Mr. Jones also serves as a director of CCI/Triad, a private computer services company and Realm Corporation, a private real estate software company.

Mr. Thomas E. Pardun, age 59, has served as a director of Exabyte since April 1995. Mr. Pardun served as Chairman of the Board of Western Digital Corporation, an information storage provider, from January 2000 until December 2001, and Chairman of the Board and Chief Executive Officer of edge2net, Inc., a provider of voice, data and video services, from November 2000 until September 2001. Previously, Mr. Pardun was President of MediaOne International (previously U.S. West International, Asia-Pacific, a subsidiary of U.S. West, Inc.), an owner/operator of international properties in cable television, telephone services, and wireless communications companies, from May 1996 until his retirement in July 2000. Before joining U.S. West, Mr. Pardun was President of the Central Group for Sprint, as well as President of Sprint's West Division and Senior Vice President of Business Development for United Telecom, a predecessor company to Sprint. Mr. Pardun also held a variety of management positions during a 19-year tenure with IBM, concluding as Director of product line evaluation. Mr. Pardun also serves as a director of Western Digital Corporation and it subsidiary companies, as well as MegaPath Networks.

Ms. Stephanie L. Smeltzer, age 34, joined Exabyte as a director in September 2002. She is a Vice President with Meritage Private Equity Funds, a Denver-based fund with over $475 million in committed capital. Ms. Smeltzer joined Meritage in 2001. Prior to joining Meritage, Ms. Smeltzer earned an M.B.A. from Harvard Business School with high distinction as a George F. Baker Scholar. Previously, she was an investment banking professional with The Wallach Company, a boutique firm located in Denver, Colorado, during 1999. From 1995 - 1999, Ms. Smeltzer was an associate director with Arthur Andersen and co-founded their corporate finance practice in Moscow, Russia. Ms. Smeltzer is a member of the American Institute of Certified Public Accountants. Ms. Smeltzer also serves on the board of directors of Trillion Partners, a Meritage portfolio company.

Mr. G. Jackson Tankersley, Jr., age 52, has served on Exabyte's Board of Directors since November 2001. Mr. Tankersley previously served on Ecrix's Board of Directors from 1996 until November 2001. He is a co-founder and principal of Meritage Private Equity Funds, a Denver-based firm with more than $475 million of committed capital under management. Previously, Mr. Tankersley co-founded The Centennial Funds in 1981 and served as either its chief executive officer or chief investment officer until 1997. He began his career at Continental Illinois Bank in 1974 and joined its venture capital subsidiary in 1978. Mr. Tankersley also serves on the boards of directors of several private companies, some of which are Meritage portfolio companies.

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

Section 16(a) Beneficial Ownership Reporting Compliance

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

Based solely on Exabyte's review of such forms furnished to the Company, we believe that all Section 16(a) filing requirements applicable to our executive officers, directors, and greater than 10% beneficial owners were satisfied, except as noted in the following paragraphs.

There were three Statements of Changes in Beneficial Ownership on Form 4 that were untimely filed with the SEC. Mr. G. Jackson Tankersley, a director, Mr. Tom W. Ward, a director and executive officer, each did not timely file one Form 4. In Addition, Meritage Investment Partners, LLC, a 10% beneficial owner of Exabyte stock did not timely file one Form 4. All of the above named individuals promptly advised representatives of the Company of the transactions; however, the Form 4's were inadvertently filed late. When the omission was discovered all delinquent Form 4's were subsequently filed with the SEC.

There were two Initial Statements of Beneficial Ownership of Securities on Form 3 that were also inadvertently untimely filed with the SEC. Ms. Stephanie Smeltzer and Mr. Leonard W. Busse, directors of Exabyte, each did not timely file a Form 3 with the SEC. Representatives of the company were timely notified of these transactions; however, the Form 3's were inadvertently filed late. When the omission was discovered all delinquent Form 3's were subsequently filed with the SEC.

Item 11.

Executive Compensation

COMPENSATION COMMITTEE REPORT
Compensation Committee Policies

The Compensation Committee (the "Committee") consists of five non-employee directors. The Committee establishes and administers the policies that govern compensation of executive officers. Compensation for Exabyte's executive officers includes the following key elements:

  base salary;
  incentive bonus awards; and
  stock option awards (long-term compensation).

In determining the total compensation package for executive officers, the Committee considers a mix of factors and evaluates both Exabyte's and the individual's performance against those factors.

Base salary is determined as a function of competitive salary levels and company performance over the prior fiscal year. The Committee annually reviews the executive officers' salaries. The Committee then establishes salary levels for the executive officers based on its evaluation of the relevant criteria. However, in 2002, the Committee noted in particular the performance of the Company over the past several years, the Company's need to conserve cash, and the general economic conditions of the industry, and determined that no increase in base salary would be awarded to any executive officer.

In establishing an executive officer's bonus plan opportunity, the Committee considers each executive officer's position and level of responsibility. Incentive bonus award payouts are based upon Exabyte's performance as measured by actual achievement against the annual operating plan approved by the Board of Directors during the previous fiscal year. In 2002, the Committee noted that the Company did not meet performance measures set out in the 2001 bonus plan and determined that no bonuses would be awarded. In setting the 2002 bonus plan, the Committee determined that the same criteria would apply as had been used in 2001. In fiscal 2002, no bonuses were paid to any executive officer, other than contractual bonuses connected with the hiring of a CEO in 2002. See "Chief Executive Officer Compensation," below.

In establishing an executive officer's level of stock option grant, the Committee takes into account the executive officer's performance during the previous fiscal year, his potential to influence the operations of Exabyte in the future and the performance of Exabyte during the previous fiscal year. In particular, the Committee looks at criteria such as Exabyte's:

  financial performance;
  stock performance;
  long-term strategic decisions; and
  response to a rapidly changing competitive environment.

For 2002, executive officers were granted stock options in April, based in part on their respective positions, as well as recommendations provided by the Chief Executive Officer of the Company. The grant of stock options to executive officers was intended to provide for a greater opportunity to be created in stock option incentives awarded to the executive officers in 2002 in order to more closely align individual compensation with company stock performance.

Chief Executive Officer Compensation

During 2002, the position of Chief Executive Officer was held by three individuals. Mr. William L. Marriner resigned his position as Chief Executive Officer in January 2002. Upon his resignation, Mr. Rodriguez was appointed interim Chief Executive Officer until such time as a new CEO could be hired. The Board hired Mr. Ward as President and Chief Executive Officer in June 2002.

Upon Mr. Rodriguez's appointment, he was granted three stock option awards. One stock option, for 150,000 shares vested in three equal increments over the first year. The second option, for 90,000 shares, vested at the rate of 15,000 shares per month and vested fully if a new CEO was hired before August 1, 2002. The third stock option, for 300,000 shares, vested at the rate of 2% per month with the ability to accelerate vesting upon the accomplishment of certain goals set forth in the agreement. In 2002, two of these goals were met, and Mr. Rodriguez was subsequently awarded an accelerated vesting of 50% of this stock option. The grant of options to Mr. Rodriguez was intended to provide him with compensation that was more closely tied to achieving key company goals during his term as Chief Executive Officer.

Mr. Ward received a base salary that was commensurate with the base salary of Exabyte's prior CEOs. Mr. Ward's quarterly bonus goals are set each quarter by the Board. Upon achievement of that quarter's goals, Mr. Ward receives a payment of $75,000 worth of restricted stock, measured on the last day of each quarter. During 2002, Mr. Ward was awarded a quarterly bonus of $75,000 worth of restricted stock for performance of the Company during the third quarter of 2002.

Mr. Ward additionally received two options to purchase up to a total of 7,000,000 shares of common stock. The option provides for acceleration of vesting upon Exabyte's stock price meeting certain price thresholds. If all price thresholds are met, his option will become fully vested. The Board determined that compensating Mr. Ward through grants of stock or stock option awards was appropriate in light of the cash conservation effort that the Company was currently experiencing, as well as to more closely align his compensation with company stock performance.

Deductibility of Compensation

Section 162(m) of the Internal Revenue Code of 1986 generally imposes on Exabyte an annual corporate deduction limitation of $1 million on the compensation of certain executive officers. Compensation in excess of $1 million may be deducted if it is "performance-based compensation" within the meaning of the Code. Exabyte has not adopted a policy with respect to the treatment of all forms of compensation under Section 162(m) of the Code. However, the Compensation Committee has determined that stock options and rights granted under the Incentive Stock Plan with an exercise price at least equal to the fair market value of Exabyte's common stock on the date of grant should, be treated as "performance-based compensation." The Incentive Stock Plan also provides that no employee will be granted stock options under the Incentive Stock Plan during a calendar year for the purchase of more than 500,000 shares of common stock.

Compensation Committee:

Thomas E. Pardun, Chairman

Leonard W. Busse	A. Laurence Jones
Stephanie L. Smeltzer	G. Jackson Tankersley, Jr.

Compensation Of Directors

In October 2002, the Board reevaluated its compensation plan in light of recent events effecting corporations in the U.S. As a result, the Board approved an increase in compensation for audit committee members and increased stock option grants to non-employee directors.

Currently, each director who is not an employee of Exabyte, with the exception of the Chairman of the Audit Committee, receives $15,000 as an annual retainer for his services as a director. The Chairman of the Audit Committee receives a $30,000 annual retainer. These retainers are paid in quarterly installments in cash or stock at the discretion of the individual directors. Non-employee directors receive $1,500 for each Board meeting they attend in person and $250 for each telephone Board meeting in which they participate. The Audit Committee members receive $750 per Audit Committee meeting in which they participate, and all other committee members receive $250 per committee meeting in which they participate. Non-employee directors are also reimbursed for out-of-pocket travel expenses in connection with their attendance at Board meetings.

Meeting fees are payable in shares of restricted common stock instead of cash. The closing stock price on the day of each meeting is used to determine the number of shares granted to each director. The total number of restricted common stock shares issued to each director is issued at the end of the year. For 2002, a total of $125,750 and 134,277 shares of restricted common stock were issued to directors for their services rendered during fiscal 2002.

Non-employee directors receive options under the Incentive Stock Plan. On January 27th of each fiscal year, each non-employee director that has been so for at least three months is automatically granted an option to purchase 15,000 shares of common stock. Upon initial election to the board all newly elected non-employee directors receive an option to purchase 25,000 shares. The exercise price of these options is equal to the fair market value of the stock as of the date of grant. Directors are also eligible to receive discretionary grants of options under the Incentive Stock Plan. During fiscal 2002, options covering a total of 300,000 shares were granted to non-employee directors as a group with a weighted average exercise price of $0.6884 per share. Of the options granted to directors, grants covering a total of 250,000 shares were considered discretionary grants.

Summary Of Compensation

The following table provides summary compensation information paid to or earned by Exabyte's Chief Executive Officer, the four most highly compensated executive officers at the end of fiscal 2002, and one former CEO (collectively, the "Named Executive Officers"):

Summary Compensation Table
		Annual Compensation		Long-Term Compensation Awards
Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Securities Underlying Options (#)(2)	All Other Compensation ($)(3)(4)
Tom W. Ward(5)	2002	166,154	0	7,000,000	1,033
President and Chief Executive
Officer
Juan A. Rodriguez(6)(7)	2002	225,014	0	540,000	7,114
Chairman of the Board	2001	28,409	0	200,000	262
and Chief Technologist
Craig G. Lamborn(6)	2002	190,570	0	100,000	4,102
Vice President and Chief	2001	31,635	0	175,869	49
Financial Officer
Stephen F. Smith(8)	2002	213,231	0	100,000	4,226
Former Vice President,	2001	194,306	0	275,000	7,698
General Counsel and Secretary	2000	217,692	0	(13) 55,000	1,518
Kelly J. Beavers(6)(15)	2002	209,997	0	75,000	5,262
Vice President, Marketing	2001	33,995	0	150,000	55
K. John Stahl(14)(15)	2002	180,000	0	85,000	4,196
Vice President, Engineering
John D. Gardner(9)(15)	2002	(10) 288,330	0	150,000	3,580
Vice President, Sales	2001	(10) 228,274	0	192,538	6,730
William L. Marriner(11)	2002	(12) 292,492	0	0	20,075
Former Chairman of the	2001	329,146	0	600,000	7,155
Board, Chief Executive Officer & President	2000	357,115	0	(13) 140,000	1,084

(1) Includes amounts earned but deferred at the election of the Named Executive Officers under the 401(k) plan.

(2) We have not granted any SARs or restricted stock awards.

(3) As permitted by SEC rules, we have not shown amounts for certain perquisites where the amounts do not exceed the lesser of 10% of bonus plus salary or $50,000.

(4) 2002 compensation includes matching payments by Exabyte under the 401(k) plan for 2002 as follows: Mr. Ward, $807; Mr. Rodriguez, $3,938; Mr. Lamborn, $3,848; Mr. Smith, $2,725; Mr. Beavers, $4,240; Mr. Gardner, $2,646; Mr. Stahl, $2,596; and Mr. Marriner $1,764. Also included in the 2002 compensation is the dollar value of executive life insurance premiums paid by Exabyte for the benefit of the named Executive officers as follows: Mr. Ward, $226; Mr. Rodriguez, $3,176; Mr. Lamborn, $254; Mr. Smith, $1,502; Mr. Beavers, $1,021; Mr. Gardner, $935; Mr. Stahl, $1,600; and Mr. Marriner $234. Mr. Marriner's compensation also includes $18,077 in COBRA payments as part of his severance package with the company.

2001 compensation includes matching payments by Exabyte under the 401(k) plan for 2001 as follows: Mr. Rodriguez, $0; Mr. Lamborn, $0; Mr. Smith, $5,950; Mr. Beavers, $0; Mr. Gardner, $5,950; Mr. Marriner $5,590; as well as the dollar value of executive life insurance premiums paid by Exabyte in 2001 for the benefit of the Named Executive Officers as follows: Mr. Rodriguez, $262; Mr. Lamborn, $49; Mr. Smith, $1,748; Mr. Beavers, $55; Mr. Gardner, $780; Mr. Marriner $1,205.

2000 compensation includes the dollar value of executive life insurance premiums paid by Exabyte in 2000 as follows: Mr. Smith, $1,518; Mr. Marriner, $1,804. There were no matching payments by Exabyte under the 401(k) plan for 2000.

(5) Mr. Tom Ward was hired and appointed President and Chief Executive Officer on June 3, 2002.

(6) Messrs. Rodriguez, Lamborn and Beavers became executive officers of Exabyte as a result of the business acquisition of Ecrix Corporation on November 9, 2001. All 2001 compensation amounts shown for these individuals include only compensation received that was paid out between November 9, 2001 and December 31, 2001.

(7) Mr. Rodriguez was appointed Interim Chief Executive Officer and President on January 20, 2002. He served in this position until June 2002, at which time he was appointed Chairman of the Board and Chief Technologist.

(8) Mr. Smith's employment was terminated from Exabyte, pursuant to a reduction in force on January 10, 2003.

(9) Mr. Gardner was elected as an executive officer on November 9, 2001. Prior to that date, Mr. Gardner did not serve as an executive officer of Exabyte.

(10) Mr. Gardner' s 2002 salary includes $100,407 paid in commissions and his 2001 salary includes $109,387 paid in commissions.

(11) Mr. Marriner resigned his position as Chairman of the Board, Chief Executive Officer and President on January 20, 2002.

(12) Includes $242,080 in severance payments negotiated as part of Mr. Marriner's severance package with Exabyte.

(13) Includes options granted pursuant to the CreekPath Systems, Inc. 2000 Stock Option Plan as follows: Mr. Smith, 10,000 shares and Mr. Marriner, 50,000 shares.

(14) Mr. Stahl was appointed an executive officer on February 13, 2002. Prior to that date, Mr. Stahl did not serve as an executive officer of Exabyte.

(15) As a result of a restructuring in the senior management team, Messrs. Beavers, Stahl and Gardner, although still employed in their current positions, are no longer considered officers of the Company pursuant to Section 16(a) of the 1934 Securities Act, as of the end of 2002.

Officer Severance Program

Exabyte has a severance program that provides for severance payments in the event that officers and other specified employees are terminated within one year after certain changes in control of Exabyte occur. The amounts payable under this program may vary dependent on the position of the terminated officer or employee. The program limits the amount payable to up to 12 months of compensation and also provides for the accelerated vesting of outstanding stock options held by the terminated officer or employee.

Incentive Stock Plan

The Board adopted the Incentive Stock Plan in January 1987. Due to a series of amendments, as of April 7, 2003 there were 9,500,000 shares of common stock authorized for issuance under the Incentive Stock Plan. The Incentive Stock Plan provides for the grant of both incentive stock options (which generally have a favorable tax treatment for the optionee) and non-statutory stock options to employees, directors and consultants. These grants are made at the discretion of the Board. The Incentive Stock Plan also provides for the non-discretionary grant of non-statutory stock options to our non-employee directors. In connection with the sale of Series G Preferred Stock on April 12, 2001, we revised the Incentive Stock Plan to provide that, Exabyte shall not, unless approved by the holders of a majority of the shares present and entitled to vote at a duly convened meeting of stockholders;

  grant any stock options with an exercise price that is less than 100% of the fair market value of the underlying stock on the grant; or
  reduce the exercise price of any stock option granted under the Incentive Stock Plan.

As of April 7, 2003, options to purchase 5,160,598 shares were outstanding under the Incentive Stock Plan and 566,654 shares were available for future grant.

Stock Option Grants

The following table contains information for fiscal 2002 concerning the grant of stock options under the Incentive Stock Plan, except as noted, to the Named Executive Officers:

Option Grants In Last Fiscal Year
	Individual Grants
Name	Number of Securities Underlying Options Granted (#)(1)	% of Total Options Granted to Employees in Fiscal Year(2)	Exercise Price ($/SH)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(3)
					5% ($)	10% ($)
Tom W. Ward	3,000,000	28.82	1.19	06/09/12	2,206,417	5,569,550
	4,000,000	38.43	1.19	6/09/12	2,941,889	7,426,067
Juan A. Rodriguez	150,000	1.44	0.79	02/21/12	18,678	39,223
	90,000	0.86	0.79	02/21/05	11,207	23,534
	300,000	2.88	0.79	02/21/05	209,899	581,188
Craig G. Lamborn	100,000	0.96	0.51	04/11/12	32,074	81,281
Stephen F. Smith	100,000	0.96	0.51	04/11/12	32,074	81,281
Kelly J. Beavers	75,000	0.72	0.51	04/11/12	24,055	60,961
John D. Gardner	150,000	1.44	0.51	04/11/12	48,110	121,922
K. John Stahl	85,000	0.82	0.51	04/11/12	27,262	69,089
William L. Marriner(4)	0	0	0	0	0	0

(1) Exabyte does not have a plan that provides for the issuance of SARs. Options under the Incentive Stock Plan generally vest at the rate of 2% of the total grant per month, beginning one month from the date of grant, for a period of 50 months. Options may be either non-statutory or incentive stock options. The exercise price of options granted under the Incentive Stock Plan must be at least equal to the fair market value of the common stock on the date of grant. Options granted to certain executive officers and other members of management are subject to an agreement with Exabyte, which provides that, unless the board otherwise directs, options will fully vest upon a change in control. The Board may not reprice options granted under the Incentive Stock Plan.

(2) Based on options granted to Exabyte employees during fiscal 2002 to purchase 10,408,750 shares.

(3) The potential realizable value is based on the term of the option at the date of grant (10 years in each case except for certain of Mr. Rodriguez's options, which expire in 2005, and Mr. Smith, whose options expired on April 10, 2003). It is calculated by assuming that the stock price on the date of grant appreciates at the indicated annual rate, compounded annually for the entire term, and that the option is exercised and sold on the last day of the option term for the appreciated stock price. These amounts represent certain assumed rates of appreciation only, in accordance with SEC rules, and do not reflect our estimate or projection of future stock price performance. Actual gains, if any, are dependent on the actual future performance of Exabyte's common stock. The amounts reflected in this table may never be achieved.

(4) As a result of Mr. Marriner's resignation of his position in January 2002, a separation agreement was entered into between Exabyte and Mr. Marriner, which provides for the expiration of Mr. Marriner's stock options on April 21, 2003.

Option Exercises And Year-End Holdings

The following table provides information concerning the exercise of options during fiscal 2002 and unexercised options held as of the end of fiscal 2002 for the Named Executive Officers:
	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at FY-End (#)(1)		Value of Unexercised In-the-Money Options at FY-End ($)(2)
Name	(#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Tom W. Ward	0	0	360,000	6,640,000	0	0
Juan A. Rodriguez	0	0	546,000	194,000	0	0
Craig G. Lamborn	0	0	149,660	126,209	640	3,360
Stephen F. Smith	0	0	279,000	229,900	640	3,360
Kelly J. Beavers	0	0	126,000	99,000	480	2,520
John D. Gardner	0	0	148,078	230,210	960	5,040
K. John Stahl	0	0	56,600	178,400	544	2,856
William L. Marriner	0	0	0	0	0	0

(1) Includes both "in-the-money" and "out-of-the-money" options. "In-the-money" options are options with exercise prices below the market price of Exabyte's common stock (as noted) on December 28, 2002.

(2) Fair market value of Exabyte's common stock on December 27, 2002, the last trading day of fiscal 2002 ($0.55, based on the closing sales price reported on the Nasdaq National Market) less the exercise price of the option.

Performance Graph(1)

This graph compares the performance of Exabyte's common stock with that of the Nasdaq Market Index and the Nasdaq Computer Manufacturer Stocks Index over the same period. It assumes an investment of $100 in Exabyte's common stock and each of the two indexes on January 2, 1998 (end of fiscal year 1997), with the reinvestment of all dividends.

___________

(1) The material in this chart is not "soliciting material," is not deemed "filed" with the SEC and is not to be incorporated by reference in any filing of Exabyte under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Item 12.

Equity Compensation Plan Information

The following table provides information concerning our equity compensation plan as of December 28, 2002.
Plan Category	Number of Securities to be issued upon Exercise of Outstanding Options, Warrants, and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding Securities reflected in Column (a))
Equity compensation plans approved by security holders (2)	11,677,228	2.22	1,201,675 (1)
Equity compensation plans not approved by security holders (3)	7,345,607	1.69	1,416,274
Total	19,022,835	2.01	2,617,949

(1) This amount includes shares issuable under our Employee Stock Purchase Plan, in which most of our employees are eligible to participate.

(2) Amounts include shares issued under the stock option plan approved by stockholders on July 30, 2002 for the issuance of options to Mr. Ward of up to 7,000,000 shares.

(3) Consists of the 1997 Non-Officers Stock Plan, under which options may be granted to employees who are not officers or directors of the Company.

Security Ownership Of Certain Beneficial Owners And Management

The following table provides certain information regarding the ownership of Exabyte's common stock as of April 7, 2003 by:

  each director;
  each current executive officer named in the Summary Compensation Table;
  all of Exabyte's directors and the named Executive Officers as a group; and
  all those known to be beneficial owners of more than five percent of Exabyte's common stock.

	Beneficial Ownership(1)
Beneficial Owner	Number of Shares	Percent of Total
Meritage Investment Partners LLC(2)(7)(10)	13,154,671	30.8%
1600 Wynkoop Suite 300 Denver, CO 80202
State of Wisconsin Investment Board(3)(10)	7,499,679	19.9%
P.O. Box 7842 Madison, WI 53707
First Pacific Advisors, Inc.(4)	3,597,700	10.7%
11400 West Olympic Boulevard Suite 1200 Los Angeles, CA 90064
Centennial Holdings VI, LLC(5)(7)	2,889,447	8.1%
1428 15th Street Denver, CO 80202
Juan A. Rodriguez(6)(7)	1,022,263	3.0%
Tom W. Ward(6)(10)	3,133,649	8.6%
Peter D. Behrendt(6)(8)	458,321	1.4%
Leonard W. Busse(6)	14,061	*
A. Laurence Jones(6)	272,150	*
Thomas E. Pardun(6)	96,424	*
Stephanie L. Smeltzer(6)	26,565	*
G. Jackson Tankersley, Jr.(6)(7)(9)(10)	13,650,829	31.6%
Craig G. Lamborn(6)	181,247	*
Executive Officers and Directors as a group (9 persons)(11)	18,855,509	46.3%

___________

* Less than one percent.

(1) This table is based upon information supplied by officers, directors and principal stockholders and by Schedules 13D and 13G, if any, filed with the SEC. Subject to footnotes below and community property laws, where applicable, each of the stockholders named has sole power to vote and dispose of the shares indicated as beneficially owned. As required by Rule 13d-3(d), each of the names indicated in the table are deemed to be the beneficial owner of shares that the person has the right to acquire beneficial ownership of within 60 days of April 7, 2003.

Applicable percentages are based on 33,585,232 shares outstanding on April 7, 2003, adjusted as required by Rule 13d-3(d)(1).

(2) This information is based on two Schedules 13D, dated May 29, 2002, filed with the SEC and subsequent information separately provided by Meritage Private Equity Fund, L.P. ("Meritage Fund"), a private equity investment fund, and Meritage Investment Partners, LLC ("Meritage Investment"), a manager of private equity investment funds and the sole general partner of Meritage Fund.

Includes shares directly beneficially owned by Meritage Fund as follows: 3,507,200 shares of common stock, 3,896,890 shares of Series H Preferred stock (as-converted), 4,042,246 shares of Series I Preferred stock (as-converted), and 87,680 shares of common stock issuable upon the exercise of a warrant.

Also includes shares owned indirectly beneficially by Meritage Investment through two other funds in which it is the sole general partner as follows: 492,800 shares of common stock, 547,555 shares of Series H Preferred stock (as-converted), 567,980 shares of Series I Preferred stock (as-converted), and 12,320 shares of common stock issuable upon the exercise of a warrant.

Meritage Funds is shown to have sole voting and dispositive power over 11,804,257 shares, representing 28% of the common stock. Meritage Investments is shown to have sole voting and dispositive power over all of the shares.

(3) This information is based on a Schedule 13G, dated February 14, 2003, filed with the SEC by State of Wisconsin Investment Board ("SWIB"), a government agency which manages public pension funds. SWIB is shown to have sole voting and dispositive power over all shares. Also includes 1,250,000 shares of common stock issuable upon conversion of 1,500,000 shares of Series G Preferred, and 2,933,780 shares of common stock issuable upon conversion of 1,750,000 shares of Series I Preferred, held by SWIB.

(4) This information is based on two Schedules 13G, dated February 11, 2003, filed with the SEC by First Pacific Advisors, Inc. ("First Pacific") and FPA Capital Fund, Inc. ("FPA"), an investment fund managed by First Pacific. First Pacific is shown to have shared voting power over 1,323,400 shares, sole voting power over no shares and shared dispositive power over all shares. FPA is shown to have sole voting and shared dispositive power over 1,650,000 shares, representing less than 5% of the common stock.

(5) This information is based on two Schedules 13G, dated February 14, 2003, filed with the SEC by Centennial Fund VI, L.P. ("Centennial Fund"), a private equity investment fund, and Centennial Holdings VI, LLC, ("Centennial Holdings"), the sole general partner of Centennial Fund. Includes 1,956,074 shares of Series H Preferred stock directly beneficially owned by Centennial Fund, and 21,242 shares of common stock and 58,682 shares of Series H Preferred stock owned indirectly beneficially by another fund in which Centennial Holdings is the sole general partner. Centennial Fund is shown to have sole voting and dispositive power over 2,805,707 shares, representing 8.0% of the common stock. Centennial Holdings is shown to have sole voting and dispositive power over all the shares.

(6) Includes shares issuable upon the exercise of outstanding stock options that are exercisable within 60 days of April 7, 2003, as follows: Mr. Rodriguez, 644,157 shares; Mr. Ward, 720,000 shares; Mr. Behrendt, 186,400 shares; Mr. Busse, 5,200 shares; Mr. Jones, 189,800 shares; Mr. Pardun, 54,800 shares; Ms. Smeltzer, 3,000 shares Mr. Tankersley, 8,400 shares; and Mr. Lamborn, 181,247 shares.

(7) Includes shares underlying Series H preferred stock as follows: Meritage Investment Partners LLC, 4,444,445 shares; Centennial Holdings VI, LLC, 2,014,756 shares; Mr. Rodriguez, 250,000 shares; and Mr. Tankersley, 4,575,983 shares. All shares are listed on an as-converted basis.

(8) Includes 4,420 shares held by Mr. Behrendt's spouse as custodian for the benefit of his children.

(9) Includes the shares listed for Meritage Investment Partners LLC under footnote 2, as to which Mr. Tankersley has voting and dispositive power by virtue of being the managing member of Meritage Investment Partners, LLC. Mr. Tankersley disclaims beneficial ownership of such shares. Also includes the following shares held by the following entities: Millennial Holdings LLC, 29,853 shares of common stock; 76,881 shares of Series H preferred stock (as-converted) and 78,387 shares of Series I preferred stock (as-converted); The Millennial Fund, 12,212 shares of common stock; 21,773 shares of Series H preferred stock (as-converted) and 22,199 shares of Series I preferred stock (as-converted); and Tankersley Family Limited Partnership, 21,404 shares of common stock, 32,884 shares of Series H preferred stock (as-converted) and 33,529 shares of Series I preferred stock (as-converted). Mr. Tankersley is the managing member of Millennial Holdings LLC and sole general partner of Tankersley Family Limited Partnership and may be deemed to posses voting and dispositive power over shares held by such entities. Mr. Tankersley disclaims beneficial ownership of all such shares. The Millennial Fund is not a separate legal entity and Mr. Tankersley is the direct beneficial owner of all shares held in that name.

(10) Includes shares underlying Series I preferred stock as follows: Meritage Investment Partners LLC, 4,610,226 shares; SWIB, 2,933,780 shares; Mr. Ward, 2,212,909 shares; and Mr. Tankersley, 4,969,271 shares. All shares are listed on an as-converted basis.

(11) Includes shares described in the notes above, as applicable.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Boulder, State of Colorado, on April 28, 2003.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
/s/ Tom W. Ward	President and Chief Executive	April 28, 2003
Tom W. Ward	Officer (Principal Executive Officer)

/s/ Juan A. Rodriguez	Chairman of the Board, Chief	April 28, 2003
Juan A. Rodriguez	Technologist

/s/ Craig G. Lamborn	Vice President, Chief Financial	April 28, 2003
Craig G. Lamborn	Officer (Principal Financial and
Accounting Officer)

/s/ Leonard W. Busse	Director	April 28, 2003
Leonard W. Busse

/s/ A. Laurence Jones	Director	April 28, 2003
A. Laurence Jones

/s/ Thomas E. Pardun	Director	April 28, 2003
Thomas E. Pardun

/s/ Stephanie L. Smeltzer	Director	April 28, 2003
Stephanie L. Smeltzer

/s/ G. Jackson Tankersley, Jr.	Director	April 28, 2003
G. Jackson Tankersley, Jr.

CERTIFICATIONS

I, Tom W. Ward, Chief Executive Officer of Exabyte Corporation, certify that:

1. I have reviewed this annual report on Form 10-K/A of Exabyte Corporation;

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

Date: April 28, 2003

/s/ Tom W. Ward

Tom W. Ward
Chief Executive Officer

CERTIFICATIONS

I, Craig G. Lamborn, Chief Financial Officer of Exabyte Corporation, certify that:

1. I have reviewed this annual report on Form 10-K/A of Exabyte Corporation;

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

Date: April 28, 2003

/s/ Craig G. Lamborn

Craig G. Lamborn
Chief Financial Officer