Form 10-Q
period 2003-03-29
EXABYTE CORP /DE/
filed 2003-05-19
CIK 855109

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR SECTION 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2003

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
Yes ___X___   No ______

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes______   No ___X___

As of May 16, 2003, there were 58,585,232 shares outstanding of the Registrant's Common Stock (par value $0.001 per share).

EXABYTE CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

PART I

Item 1. Financial Statements

Exabyte Corporation and Subsidiaries Consolidated Balance Sheets
(In thousands, except per share data)	December 28, 2002	March 29, 2003 (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 664	$ 193
Accounts receivable, less allowance for doubtful accounts and sales reserves of $3,559 and $9,379, respectively	31,873	19,815
Inventories, net	24,582	10,817
Other current assets	1,851	1,499
Total current assets	58,970	32,324
Property and equipment, net	4,924	5,481
Goodwill	7,428	7,428
Other long-term assets	803	595
Total long-term assets	13,155	13,504
	$ 72,125	$ 45,828
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$ 30,624	$ 13,032
Accrued liabilities	13,139	8,181
Line of credit	18,560	14,680
Current portion of long-term obligations	1,846	15,701
Total current liabilities	64,169	51,594
Long-term liabilities:
Warranties	2,585	1,852
Other long-term obligations	839	7,252
Commitments and contingencies (Note 8)
Stockholders' equity (deficit):
Preferred stock; no series; $.001 par value; 18,350 shares authorized; no shares issued and outstanding	--	--
Preferred stock; series A; $.001 par value; 500 shares authorized; no shares issued and outstanding	--	--
Convertible preferred stock; series G; $.001 par value; 1,500 shares authorized, issued and outstanding; $3,494 aggregate liquidation preference at March 29, 2003	1	1
Convertible preferred stock; series H; $.001 par value; 9,650 shares authorized, issued and outstanding; $9,650 aggregate liquidation preference at March 29, 2003	10	10
Convertible preferred stock; series I; $.001 par value; 10,000 shares authorized; 8,438 shares issued and outstanding; $17,653 aggregate liquidation preference at March 29, 2003	8	8
Common stock, $.001 par value; 100,000 shares authorized; 33,600 shares issued	34	34
Capital in excess of par value	98,476	97,175
Treasury stock, at cost, 342 and 96 shares, respectively	(2,060)	(578)
Accumulated deficit	(91,937)	(111,520)
Total stockholders' equity (deficit)	4,532	(14,870)
	$ 72,125	$ 45,828

The accompanying notes are an integral part of the consolidated financial statements.

Exabyte Corporation and Subsidiaries Consolidated Statements of Operations

(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 30, 2002	March 29, 2003

Net sales	$ 36,605	$ 22,594
Cost of goods sold	35,896	26,499

Gross profit (loss)	709	(3,905)

Operating expenses:
Selling, general and administrative	8,796	11,934
Research and development	7,368	3,126

Loss from operations	(15,455)	(18,965)

Other income (expense):
Sale of technology	1,200	--
Interest expense	(308)	(467)
Other, net	98	(120)

Loss before income taxes	(14,465)	(19,552)

(Provision for) benefit from income taxes	342	(31)

Net loss	$(14,123)	$(19,583)

Basic and diluted net loss per share	$ (0.43)	$ (0.59)

Weighted average common shares used in calculation of basic and diluted net loss per share	32,895	33,379

The accompanying notes are an integral part of the consolidated financial statements.

Exabyte Corporation and Subsidiaries Consolidated Statements of Cash Flows

(Unaudited)
(In thousands)

	Three Months Ended
	March 30, 2002	March 29, 2003

Cash flows from operating activities:
Net loss	$(14,123)	$(19,583)
Adjustments to reconcile net loss to net cash provided (used) by operating activities
Depreciation and amortization	2,116	1,476
Write-down of assets	3,344	--
Provision for reserves on accounts receivable	266	6,711
Non-cash interest expense	76	--
Stock compensation expense	--	181
Changes in assets and liabilities:
Accounts receivable	(2,603)	5,347
Inventories, net	7,085	13,765
Other current assets	479	352
Other assets	64	208
Accounts payable	59	(963)
Accrued liabilities	4,018	(909)
Other long-term obligations	(1,005)	(881)
Net cash provided (used) by operating activities	(224)	5,704

Cash flows from investing activities:
Purchase of property and equipment, net	(2,395)	(2,033)
Net cash used by investing activities	(2,395)	(2,033)

Cash flows from financing activities:
Cash overdraft	1,143	--
Borrowings under line of credit	35,362	23,489
Payments on line of credit	(34,159)	(27,369)
Principal payments on long-term obligations	(288)	(262)
Decrease in restricted cash	83	--
Net cash provided by financing activities	2,141	(4,142)

Net decrease in cash and cash equivalents	(478)	(471)
Cash and cash equivalents at beginning of period	2,197	664

Cash and cash equivalents at end of period	$ 1,719	$ 193

Supplemental disclosure of non-cash financing activities:
Conversion of accounts payable to notes payable	$ --	$ 16,629
Conversion of accrued liabilities to notes payable	--	4,049
Principal reduction on note payable	--	(184)

The accompanying notes are an integral part of the consolidated financial statements.

Exabyte Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)

Note 1--BASIS OF PRESENTAION

Interim Financial Statements

The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United State of America, or GAAP, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual consolidated financial statements, and reflect all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation in accordance with GAAP. The results of operations for interim periods presented are not necessarily indicative of the operating results for the full year. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2002.

Financial Condition

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses over the last five years, negative cash flows from operations over the last three years, and had a stockholders' deficit of $14,870,000 as of March 29, 2003. Additionally, as of March 29, 2003, the Company had only $193,000 in cash and cash equivalents and had borrowed the maximum amount allowable under its line of credit.

The above factors raise substantial doubt about whether the Company can continue as a going concern. Therefore, the Company continues to reassess its business and investigate various strategic alternatives to increase liquidity. These alternatives may include one or more of the following:

  sale of all or part of our operating assets;
  restructuring of current operations or reduction in workforce;
  additional debt or equity infusions;
  strategic alliance, acquisition or business combination; or
  refinancing of vendor accounts payable (see Note 5).

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

Due to the Company's continued liquidity constraints, the Company's product suppliers significantly reduced their product shipments during the first quarter of 2003. As a result, the Company was unable to fully meet its customer orders. In May 2003, one of the Company's major customers filed bankruptcy. At March 29, 2003, the Company has recorded a full reserve in the amount of $5,962,000 on its accounts receivable with this customer. The related bad debt expense is reflected in the Statement of Operations under selling, general and administrative expenses.

During the first quarter of 2003, the Company terminated employment of 52 full- and part-time employees. The Company paid all severance related to these terminations as of March 29, 2003. In April 2003, the Company terminated an additional 55 full-time employees, and had 275 full- and part-time employees at the end of April 2003.

Our Board of Directors ("Board") believes that we should raise additional equity to support our operations both in the short-term and long-term and to address our liquidity constraints. Our Board has stated its intentions to pursue a rights offering to our existing stockholders and has authorized our officers to pursue such an offering upon terms that would need to be approved by our Board. Any new equity offering will require a significant increase in our authorized shares of common stock; a proposal to increase our authorized common stock will be presented at our 2003 annual meeting of stockholders.

Income Taxes

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

At December 28, 2002, domestic net operating loss carryforwards of approximately $172,000,000, which expire between 2005 and 2022, were available to offset future taxable income. Under the Tax Reform Act of 1986, the amount of and the benefit from net operating losses that can be carried forward may be impaired in certain circumstances. Events that may cause changes in the Company's tax carryovers include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. A portion of Exabyte's and all of Ecrix's pre-business combination tax carryovers that can be utilized in any one taxable year for federal tax purposes have been limited by one or more of such ownership changes. Future ownership changes could further limit the utilization of the Company's net operating loss carryforwards.

Stock-Based Compensation

As permitted under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the Company accounts for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion ("APB") No. 25 "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, no compensation expense has been recognized for options granted to employees with an exercise price equal to the market value at the date of grant or in connection with the employee stock purchase plan. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS 123 and related interpretations.

In accordance with the interim disclosure provisions of SFAS No. 148, "Accounting for Stock Based Compensation Transition and Disclosure-an Amendment of SFAS No. 123," the following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value based method of SFAS No. 123 to stock-based compensation.

Three Months Ended
(In thousands, except per share data)	March 30, 2002	March 29, 2003

Net loss, as reported	$ (14,123)	$ (19,583)

Add: Stock-based compensation expense included in reported net loss, net of related tax effects	76	181

Deduct: Total stock-based compensation expense determined under fair-value based method for all awards, net of related tax effects	(711)	(357)

Pro forma net loss	$ (14,758)	$ (19,759)

Basic and diluted net loss per share:
As reported	$ (0.43)	$ (0.59)
Pro forma	$ (0.45)	$ (0.59)

Reclassifications

Certain reclassifications have been made to prior years' balances to conform with current year presentations.

Note 2--INVENTORIES

Inventories, net of reserves for excess quantities and obsolescence, consist of the following:

(In thousands)	December 28, 2002	March 29, 2003

Raw materials and component parts	$11,038	$6,263
Work-in-process	834	--
Finished goods	12,710	4,554
	$24,582	$10,817

At March 29, 2003, the Company recorded an additional reserve of $6,849,000 for excess and obsolete inventory prompted by changes in sales forecasts and planned discontinuance of older tape drive and automation products.

Note 3--ACCRUED LIABILITIES

Accrued liabilities consist of the following:

(In thousands)	December 28, 2002	March 29, 2003

Wages and employee benefits	$3,164	$2,837
Purchase commitments	5,211	1,219
Warranty and other related costs	2,464	2,540
Other	2,300	1,585
	$13,139	$8,181

Pursuant to a vendor note agreement entered into in January 2003, the Company reclassified $3,992,000 of purchase commitments to notes payable, of which $1,500,000 is current as of March 29, 2003.

Note 4--EARNINGS PER COMMON SHARE

Earnings per Common Share

Basic earnings (loss) per share is based on the weighted average of all common shares issued and outstanding, and is calculated by dividing net income (loss) by the weighted average shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares used in the basic earnings (loss) per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding. For loss periods, the basic and diluted shares are equal, as the inclusion of potentially dilutive common shares would be anti-dilutive. The Company has incurred net losses for all periods presented in its Statement of Operations, and accordingly, basic shares equal diluted shares for all periods presented.

Options to purchase 6,237,000 and 18,082,000 shares of common stock were excluded from dilutive stock option calculations for the first quarter of 2002 and 2003, respectively, because their exercise prices were greater than the average fair market value of the Company's stock for the period, and as such were anti-dilutive.

Additionally, options to purchase 5,440,000 and 2,875,000 shares of common stock were excluded from the computation of diluted earnings per share for the first quarter of 2002 and 2003, respectively, as these options were anti-dilutive as a result of the net loss incurred.

The Company has three classes of preferred stock, all of which are convertible into the Company's common stock. The assumed conversion of the preferred shares into 10,900,000 and 25,045,000 shares of common stock for the first quarter of 2002 and 2003, respectively, has been excluded from diluted share calculations due to their anti-dilutive effect. Also, as a result of their anti-dilutive effect, accumulated preferred dividends of 134,000 and 1,550,000 shares of common stock have been excluded from diluted share calculations for the first quarter of 2002 and 2003, respectively.

During April 2003 and in conjunction with agreements entered into related to its line of credit, the Company issued a warrant to purchase 2,000,000 shares of common stock at an exercise price of $.105 per share, and 25,000,000 shares of common stock to two investors. See further discussion in Note 5.

Note 5--DEBT

Line of Credit

On April 17, 2003, the Company entered into a Third Modification Agreement ("Modification Agreement") of its Loan and Security Agreement dated June 18, 2002 ("Loan Agreement") with Silicon Valley Bank ("SVB"). Pursuant to this Modification Agreement, SVB agreed to advance the Company up to $2,500,000 in excess of its current credit limit up to a maximum of $20,000,000, waive all defaults existing as of April 17, 2003, increase the Company's current credit limit and change the maturity date of the Loan Agreement to September 30, 2003. As a condition of the Modification Agreement, SVB required guaranties ("Guaranties") up to a maximum of $2,500,000 from the Company's CEO and a significant investor ("Guarantors") for advances in excess of the Company's credit limit. In addition, SVB required that each of the Guarantors enter into a subordination agreement ("Subordination Agreement"), whereby each Guarantor agreed to subordinate to SVB: (1) all of the Company's present and future indebtedness and obligations to the Guarantor; and (2) all of the Guarantor's present and future security interests in the Company's assets and property. Also, the Guarantors may not demand any payment, exercise any remedy or participate in any action with respect to the subordinated debt until Exabyte's debts to SVB have been satisfied. The Modification Agreement also requires that the Company provide to SVB its plan to address certain operating issues including but not limited to: (i) consolidating its Colorado operations into a single location; (ii) reducing its inventory; (iii) resolving outstanding issues related to its liabilities with certain vendors; (iv) reducing certain expenses; and (v) identifying segments of its business that may be considered for sale. SVB's agreement to advance amounts in excess of the credit limit will terminate automatically upon the termination of the Guaranties.

On April 17, 2003, the Company issued SVB a warrant, with a seven year life, to purchase 2,000,000 shares of common stock at an exercise price of $0.105 per share pursuant to the Modification Agreement and will pay SVB a cash fee at a later date. As consideration for the Guaranties, the Company issued to the Guarantors (pro-rata) a total of 25,000,000 shares of its common stock on April 21, 2003. If the Guaranties are still in effect on July 15, 2003, the Guarantors will receive (pro-rata) an additional 12,500,000 shares. If the Guaranties are still in effect on September 15, 2003, the Guarantors will receive (pro-rata) an additional 12,500,000 shares. Because the Company does not currently have sufficient authorized shares to meet all of its obligations should its preferred stockholders or option holders exercise their conversion or exercise rights, each Guarantor agreed not to exercise any options or warrants to purchase common stock or convert any preferred stock into common stock until the number of authorized shares of common stock is increased.

Note Agreements with Suppliers

During the first quarter of 2003, the Company entered into note agreements with four of its five largest suppliers. The agreements converted certain accounts payable and accrued liability amounts outstanding at December 28, 2002 to notes payable. As of March 29, 2003, the total amount due under the notes is $20,294,000, of which $13,872,000 is current. Payment terms on the notes require full payment of all amounts due on specified dates over the period from July 2003 through December 2004. The notes bear interest ranging from zero to 5.0%. The Company accounted for the notes under EITF 96-19, "Debtors Accounting for a Modification or Exchange of Debt Instruments ("EITF 96-19"). In accordance with the guidance in EITF 96-19, the terms of the notes are not considered to be substantially different than the terms of the original liabilities. Accordingly, the notes are recorded at their principal amounts and the related interest expense is accounted for using the effective interest rate on each note. Additionally, during the first quarter of 2003, the Company entered into a $500,000 letter of credit with an additional supplier.

Note 6--RESTRUCTURINGS

First Quarter 2002

During the first quarter of 2002, the Company incurred $4,363,000 in charges related to a restructuring. The Board of Directors adopted the plan for this restructuring on January 20, 2002. As a result of this restructuring, the Company closed its service and final assembly facility in Scotland and its service depots in Australia and Canada, and further reduced its U.S workforce. Workforce reductions involved approximately 200 employees worldwide, of which 184 were eligible to receive severance payments. All severance payments for these employees were contractually defined and communicated during the first quarter of 2002. The affected employees were from all functional areas of the Company, with approximately 96 employees in Scotland, 92 in the U.S., six in Australia, four in Canada and two in Singapore.

These restructuring charges included the write-off of leasehold improvements and capital equipment taken out of service of $1,905,000, employee severance and related costs of $1,345,000, the write-off of excess inventories of $652,000, excess facilities costs of $307,000 and other costs of $154,000. During the first quarter of 2002, the Company recorded approximately $3,736,000 of these charges to cost of sales, $509,000 to selling, general and administrative expenses and $117,000 to research and development expenses. During 2002, the Company paid approximately $1,446,000 of these restructuring costs, of which approximately $1,311,000 was severance and related items. During the first quarter of 2003, the Company paid its remaining obligations of $194,000 related to this restructuring.

Note 7--SEGMENT, GEOGRAPHIC AND SALES INFORMATION

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

The following table details revenues from external customers by geographic area (foreign revenue is based on the country in which the customer is located):

	Three Months Ended
(In thousands)	March 30, 2002	March 29, 2003

United States	$26,494	$15,697
Europe/Middle East	7,569	4,988
Pacific Rim	2,124	1,817
Other	418	92
	$36,605	$22,594

The following table details long-lived asset information by geographic area:

(In thousands)	December 28, 2002	March 29, 2003

United States	$12,861	$13,388
Europe	38	37
Pacific Rim	256	79
	$13,155	$13,504

The following table details revenue by product line:

	Three Months Ended
(In thousands)	March 30, 2002	March 29, 2003

Drives	$ 10,880	$ 6,492
Libraries	8,634	4,263
Media	14,795	9,876
Service, spares and other	2,584	2,533
Sales allowances	(288)	(570)
	$ 36,605	$22,594

The following table summarizes sales to major customers:

	% of Total Net Sales
	Three Months Ended
(In thousands)	March 30, 2002	March 29, 2003
Customer A	15.4%	17.1%
Customer B	20.3	14.2
Customer C	10.7	11.6

No other customers accounted for 10% or more of net sales in either of these periods.

Note 8--COMMITMENTS AND CONTINGENCIES

The Company is, from time to time, subjected to certain claims, assertions or litigation by outside parties as part of its ongoing business operations. The outcomes of any such contingencies are not expected to have a material adverse impact on the financial condition, results of operations or cash flows of the Company.

Guarantor Arrangements

During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include intellectual property indemnities to the Company's customers in connection with the sales of its products, indemnities for liabilities associated with the infringement of other parties' technology based upon the Company's products, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, and indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Delaware. In addition, the Company has contractual commitments to various customers, which could require it to incur costs to repair an endemic defect with respect to its products outside of the normal warranty period if such defect were to occur. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments that the Company could be obligated to make. The Company has not recorded any liability for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets. The Company does, however, accrue for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is probable.

Warranty Costs

The Company establishes a warranty liability for the estimated cost of warranty-related claims at the time revenue is recognized. The following table summarizes information related to the Company's warranty reserve at March 29, 2003:

(In thousands)

Balance at beginning of quarter	$ 5,049
Accruals for warranties issued during the quarter	489
Adjustments to warranties	(321)
Settlements made during the quarter	(825)
Balance at end of quarter	$ 4,392

Note 9 - GOODWILL

During the first quarter, the Company tested goodwill for impairment due to a significant decline in the Company's stock price. The Company compared its fair value, based on quoted market prices of its stock, to the Company's carrying value, including goodwill. Using this method, the Company determined that the fair value of the reporting unit, including goodwill, exceeded book value and therefore goodwill is not considered to be impaired.

Note 10 --RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." This statement addresses the accounting for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. The Company adopted SFAS No. 143 on December 29, 2002, and the adoption of this statement did not have a material impact on the Company's financial condition or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses the accounting for costs associated with an exit activity or with a disposal of long-lived assets. The Company adopted SFAS No. 146 on December 29, 2002, and the adoption of this statement did not have a material impact on the Company's financial condition or results of operations.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. FIN 45 also requires additional disclosures about the guarantees an entity has issued, including an entity's product warranty liabilities. The initial recognition and measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 28, 2002, and have not had a material impact on the Company's financial condition or results of operations. The Company adopted the disclosure requirements of FIN 45 in the fourth quarter of 2002, and the disclosures for the first quarter of 2003 are included in Note 8, above.

In November 2002, the Emerging Issues Task Force (EITF) issued EITF Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 addresses how to determine whether a revenue arrangement involving multiple deliverables contains more than one unit of accounting for the purposes of revenue recognition and how the revenue arrangement consideration should be measured and allocated to the separate units of accounting. EITF Issue No. 00-21 applies to all revenue arrangements that the Company enters into after June 28, 2003. The adoption of this statement is not currently anticipated to have a material impact on the Company's financial condition or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. The statement also amends the disclosure provisions of that statement and requires disclosure of the pro forma effect in interim financial statements. The Company adopted SFAS No. 148 for the fiscal year ended December 28, 2002, and the adoption did not have a material impact on the Company's financial condition or results of operations. The Company plans to continue to account for its stock-based compensation under the recognition and measurement principles of APB Opinion No. 25. Accordingly, the alternative methods of transition provided under SFAS No. 148 are not expected to impact the Company. The quarterly disclosure provision of SFAS No. 148 for the first quarter of 2003 is included in Note 4, above.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46 provides guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, and results of operations of a VIE need to be included in a company's consolidated financial statements. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders in a VIE. The provisions of FIN 46 are effective immediately for all VIEs created after January 31, 2003. For VIEs created before February 1, 2003, the provisions of FIN 46 must be adopted at the beginning of the first interim or annual reporting period beginning after June 15, 2003. While the Company is currently evaluating the potential impact of the adoption of FIN 46, the Company believes that it will not be subject to the consolidation or disclosure requirements of FIN 46.

ITEM 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains forward-looking statements that involve future risks and uncertainties. We may achieve different results than those anticipated in these forward-looking statements. The actual results that we achieve may differ materially from any forward-looking statements due to such risks and uncertainties. Words such as "believes," "anticipates," "expects," "intends," "plans" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. You should take into account the risks described in our Annual Report on Form 10-K for the year ended December 28, 2002 and other factors described below when considering such forward-looking statements. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.

Overview

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

Our tape drive products are based on VXA® and MammothTape™ technologies and our tape library products are based upon VXA®, MammothTape™ , LTO™ (Ultrium™ ) technologies.

We market our products worldwide to distributors, resellers and original equipment manufacturers ("OEMs"). We also provide repair services directly to OEMs and to our distributors' and resellers' customers.

Our distributor and reseller channel customers purchase products for resale and they may provide services to their customers, such as:

  distribution;
  financial terms and conditions;
  pre-sales, sales and/or post-sales system upgrades; or
  other value-added products and/or services.

Even though we have no obligation, we support some of these customers by providing marketing and technical support directly to them or their consumers. As a result, we may incur certain additional costs for these sales. Other costs and risks associated with our distributor or reseller customers may include:

  inventory price protections;
  stock rotation obligations;
  short term marketing promotions; and
  customer and consumer rebates.

OEM customers incorporate our products as part of their own systems, which they then sell to their customers under their own brand name. We work closely with our OEM customers during early product development stages to help ensure our products will readily integrate into the OEM's systems.

The sales cycle for an OEM typically covers many months. During this time, the OEM may:

  evaluate the technology;
  qualify the product specifications;
  verify our compliance with product specifications;
  integrate the product into its system; and
  publicly announce the integration. This step typically occurs toward the end of the sales cycle before volume shipments of our products are made to the OEM.

Recent Developments

Due to our continued liquidity constraints, our product suppliers significantly reduced their product shipments to us during the first quarter of 2003. As a result, we were unable to fully meet our customer orders during the first quarter of 2003, and continue to be unable to fill some customer orders because of supplier shipment holdbacks.

In May 2003, one of our major customers filed bankruptcy. At March 29, 2003, we have recorded a full reserve in the amount of $5,962,000 on our accounts receivable with this customer. We are considering future sales to this customer on a prepaid, cash basis. In addition, we expect to increase sales to our other major customers. To the extent that this does not occur, our diminished sales to the major customer in bankruptcy could have a material adverse effect on our revenue.

At March 29, 2003, we have recorded additional inventory reserves of $6,849,000 for excess and obsolete inventory prompted by changes in sales forecasts and planned discontinuance of older tape drive and automation products.

During the first quarter of 2003, we negotiated deferred payment plans with four of our five largest suppliers. Further, in April 2003, we renegotiated our line of credit agreement, which included the issuance of a warrant and stock to our bank and two investors, respectively. See further discussion of these events under "Liquidity and Capital Resources."

Results of Operations

The following table sets forth our operating results as a percentage of sales for each period presented.

	Three Months Ended
	March 30, 2002	March 29, 2003

Net sales	100.0%	100.0%
Cost of goods sold	98.1	117.3

Gross profit (loss)	1.9	(17.3)
Operating expenses:
Selling, general and administrative	24.0	52.8
Research and development	20.1	13.8
Total operating expenses	44.1	66.6

Loss from operations	(42.2)	(83.9)

Other income (expense):
Sale of technology	3.3	--
Interest expense	(0.8)	(2.1)
Other, net	0.2	(0.5)

Loss before income taxes	(39.5)	(86.5)
(Provision for) benefit from income taxes	0.9	(0.2)

Net loss	(38.6)%	(86.7)%

Net Sales

The following tables present our revenue by product in absolute dollars and as a percentage of sales for each period presented.

(In thousands)	Three Months Ended
	March 30, 2002	March 29, 2003

8mm drives:
M2™ , VXA®-1 and VXA®-2	$5,041	$4,759
8mm libraries:
EZ17™, 215, 430M, Autopak 1x15, Autopak 1x10 and Autopak 1x7	4,565	1,881
LTO™ libraries:
110L, 221L and Magnum20	2,569	1,608
Media	14,795	9,876
Service, spares and other	2,584	2,534
End-of-life drives and libraries(x)	7,339	2,506
Sales allowances	(288)	(570)
	$36,605	$22,594

(As a percentage of net sales)	Three Months Ended
	March 30, 2002	March 29, 2003

8mm drives:
M2™ , VXA®-1 and VXA®-2	13.8%	21.1%
8mm libraries:
EZ17™, 215, 430M, Autopak 1x15, Autopak 1x10 and Autopak 1x7	12.5	8.3
LTO™ libraries:
110L, 221L and Magnum20	7.0	7.1
Media	40.4	43.7
Service, spares and other	7.1	11.2
End-of-life drives and libraries(x)	20.0	11.1
Sales allowances	(.8)	(2.5)
	100.0%	100.0%

(x) Prior year amounts and percentages reflect current year classifications of end-of-life products.

Our net sales decreased by 38.3% from $36,605,000 in the first quarter of 2002 to $22,594,000 in the first quarter of 2003 primarily due to our inability to fulfill sales orders due to reduced shipments from our suppliers because of our continued liquidity constraints. In addition, the following items are significant:

  Sales of VXA®-1 and VXA®-2 tape drives increased $581,000 as the drives continue to gain acceptance in the tape drive market. We began shipping VXA®-2 drives to the OEM channel in the second quarter of 2003.
  Sales of M2™ tape drives decreased $863,000 due to this product approaching end of life product status. We do not expect significant sales beyond 2003.
  Sales of VXA®-1 and VXA®-2 libraries (Autopak 1x15, Autopak 1x10 and Autopak 1x7) increased $924,000 as the libraries continue to gain acceptance in the tape drive market. Sales in the first quarter of 2003 were negatively impacted by our inability to fulfill sales orders due to reduced supplier shipments as noted above.
  Sales of M2™ libraries (215, 430 and EZ17) decreased $3,608,000 due to our inability to fulfill sales orders due to reduced supplier shipments as noted above and due to lower sales, as the M2™ tape drive approaches end of life product status. We expect sales to continue to decrease in 2003.
  Sales of LTO™ (Ultrium™) tape libraries (110L, 221L and Magnum20) decreased by $961,000. Sales of 110L and 221L libraries decreased by $1,667,000 due to our inability to fulfill sales orders. Sales of Magnum20 libraries during the first quarter of 2003 were $706,000 and were also negatively impacted by supplier shipping problems. The Magnum20 library was introduced in the third quarter of 2002 and for the first quarter of 2002 there were no comparable sales.
  Sales of tape media decreased by $4,919,000 primarily due to decreased sales to our distributors and resellers as a result of the continued slow economy and customers' concerns about our financial condition.
  Sales of end-of-life drives and libraries decreased by $4,833,000. For tape drives, the majority of the decrease is 8mm tape drives (Eliant™820, Mammoth-LT and Mammoth), which decreased by $4,083,000. For libraries, the majority of the decrease is Mammoth libraries (X80, X200 and EZ17A), which decreased by $1,443,000.

The following table details our sales to different customer types as a percentage of total net sales for the periods presented:

(As a percentage of net sales)	Three Months Ended
Customer Type:	March 30, 2002	March 29, 2003

Distributor/Reseller	76.0%	71.6%
OEM	17.6	19.0
End-user and other	6.4	9.4
	100.0%	100.0%

Sales to distributors/resellers decreased $11,631,000 from the first quarter of 2002 to the first quarter of 2003 primarily as a result of the slow economy and customers' concerns about our financial condition and other factors described above affecting our sales of products. Sales to OEM customers decreased $2,129,000 from the first quarter of 2002 to the first quarter of 2003 primarily due to decreases in sales of Mammoth and M2 tape drives. We began shipping VXA®-2 drives to the OEM channel in the second quarter of 2003

Geographically, sales are attributed to the customer's location. Sales to domestic customers decreased from 72.3% of net sales in the first quarter of 2002 to 69.5% of net sales in the first quarter of 2003. Sales to European customers increased from 20.7% in the first quarter of 2002 to 22.1% in the first quarter of 2003. Sales to Pacific Rim customers increased from 5.8% in the first quarter of 2002 to 8.0% in the first quarter of 2003.

The following table summarizes customers who accounted for 10% or more of our sales in the periods presented:

(As a percentage of net sales)	Three Months Ended
Customer:	March 30, 2002	March 29, 2003

Customer A	15.4%	17.1%
Customer B	20.3	14.2
Customer C	10.7	11.6

No other customers accounted for 10% or more of sales in any of these periods. We cannot guarantee that sales to these or any other customers will continue to represent the same percentage of our revenues in future periods. Our customers also sell competing products and continually review new technologies, which causes our sales volumes to vary from period to period.

Cost of Sales and Gross Margin

Cost of sales includes the actual cost of all materials, labor and overhead incurred in the manufacturing and service processes, as well as certain other related costs. Other related costs include primarily provisions for warranty repairs and inventory reserves. Cost of sales decreased from $35,896,000 for the first quarter of 2002 to $26,499,000 for the first quarter of 2003. For the first quarter of 2002, cost of sales included restructuring charges of $3,735,000, and for the first quarter of 2003, cost of sales included additional inventory reserves recorded of $6,849,000. We recorded these additional inventory reserves for the first quarter of 2003 for excess and obsolete inventory as result of changes in sales forecasts and planned discontinuance of older tape drive and automation products. Excluding these restructuring charges for the first quarter of 2002 and these additional inventory reserves for the first quarter of 2003, respectively, cost of sales decreased from $32,161,000 to $19,650,000. Gross margins, excluding these charges, for the first quarter of 2002 and 2003 were 12.1% and 13.0%, respectively. Gross loss was positively impacted during the first quarter of 2003 by decreased warranty reserves, primarily as a result of the decrease in the installation base for Mammoth and M2™ products, and a decrease in manufacturing overhead, as a result of headcount reductions in 2002.

Operating Expenses

Selling, general and administrative ("SG&A") expenses include salaries, sales commissions, advertising expenses and marketing programs. These expenses increased from $8,796,000 in the first quarter of 2002 to $11,934,000 for the same period in 2003. For the first quarter of 2002, SG&A expenses included restructuring charges of $509,000 and for the first quarter of 2003, SG&A expenses included $5,962,000 for bad debt expense related to a major customer. Excluding these charges for the respective quarters of 2002 and 2003, SG&A expenses were $8,287,000 and $5,934,000, respectively. This decrease is the result of headcount reductions since the first quarter of 2002, as well as a decrease in the product related spending on sales and marketing programs.

Research and development ("R&D") expenses decreased from $7,368,000 in the first quarter of 2002 to $3,126,000 for the same period in 2003. For the first quarter of 2002, R&D expenses included restructuring charges of $117,000. The decrease in R&D expenses from 2002 to 2003 is the result of headcount reductions in since the first quarter of 2002 and lower costs for external engineering in the first quarter of 2003 over the first quarter of 2002.

Other Income (Expense), Net

Other income (expense), net consists primarily of, interest expense, foreign currency remeasurement and transaction gains and losses and other miscellaneous items. For the first quarter of 2002, we recognized income from the one-time sale of technology in the amount of $1,200,000. Interest expense increased from $308,000 in the first quarter of 2002 to $467,000 for the same period in 2003. This increase is primarily due to a higher average interest rate and a higher average outstanding balance on our line of credit in the first quarter of 2003 over the same period in 2002.

Taxes

The provision for income taxes for the first quarter of 2003 of $31,000 represents foreign taxes. During the first quarter of 2002, we recorded the benefit of a federal tax refund in the amount of $453,000 offset by a provision of $111,000 related to state and foreign taxes. Based on cumulative operating losses over the prior five years and future profitability uncertainty, we continue to reserve 100% of our deferred tax assets. We believe a 100% valuation allowance will be required until we attain a consistent and predictable level of profitability.

At December 28, 2002, we had domestic net operating loss carryforwards of approximately $172,000,000, which expire between 2005 and 2022, available to offset future taxable income. Under the Tax Reform Act of 1986, the amount of and the benefit from net operating losses that can be carried forward may be impaired in certain circumstances. Events that may cause changes in our tax carryovers include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. A portion of Exabyte's and all of Ecrix's pre-business combination tax carryovers that can be utilized in any one taxable year for federal tax purposes have been limited by one or more of such ownership changes. Future ownership changes could further limit the utilization of our net operating loss carryforwards.

Liquidity and Capital Resources

Financial Condition

We have incurred operating losses over the last five years, negative cash flows from operations over the last three years, and had a stockholders' deficit of $14,870,000 as of March 29, 2003. Additionally, as of March 29, 2003, we had only $193,000 in cash and cash equivalents and had borrowed the maximum amount allowable under our line of credit.

The above factors raise substantial doubt about whether we can continue as a going concern. Therefore, we continue to reassess our business and investigate various strategic alternatives to increase liquidity. These alternatives may include one or more of the following:

  sale of all or part of our operating assets;
  restructuring of current operations or reduction in workforce;
  additional debt or equity infusions;
  strategic alliance, acquisition or business combination; or
  refinancing of vendor accounts payable.

We will continue to explore these and other options that would provide additional capital for our current operating needs and longer-term objectives. We will need to take one or more of these actions in order to have sufficient funds to support our operations. Should we not be successful in achieving one or more of these actions, it is possible that we may not be able to continue as a going concern.

Due to the Company's continued liquidity constraints, the Company's product suppliers significantly reduced their product shipments during the first quarter of 2003. As a result, the Company was unable to fully meet its customer orders.

During the first quarter of 2003, we terminated employment of 52 full- and part-time employees. We paid substantially all severance related to these terminations as of March 29, 2003. In April 2003, we terminated an additional 55 full-time employees, and had 275 full- and part-time employees at the end of April 2003.

Our Board of Directors ("Board") believes that we should raise additional equity to support our operations both in the short-term and long-term and to address our liquidity constraints. An equity offering may involve, among other things, common stock, preferred stock, convertible preferred stock or convertible debt. It could be private or public. In order to raise enough capital through an equity offering at the current market price for our common stock, we expect that the number of shares of common stock that we may offer, directly or through securities underlying convertible securities, could potentially be over 100,000,000 shares. Also, any new equity offering will require a significant increase in our authorized shares of common stock; a proposal to increase our authorized common stock will be presented at our 2003 annual meeting of stockholders. (We are also requesting authority to engage in a reverse stock split within a certain range at the discretion of our Board.)

Our Board has stated its intentions to pursue a rights offering to our existing stockholders and has authorized our officers to pursue such an offering upon terms that would need to be approved by our Board. In a rights offering, our existing stockholders could purchase shares of our common stock at a subscription price to be determined at the time of the offering. However, our Board has not made a final determination whether to conduct an equity offering or what type of offering would be made.

We also believe that an equity offering will be more attractive to investors if we can reduce our outstanding debts so that we use a substantial portion of the funds raised in the offering for our operations rather than the payment of past debts. We are discussing with our creditors their willingness to accept reduced amounts to settle debts owed by us. Our success in reducing our debt will determine whether we conduct an equity offering at all, or the size and type of equity offering that we do conduct, which may include a rights offering.

Commercial Obligations

On April 17, 2003, we entered into a Third Modification Agreement ("Modification Agreement") of our Loan and Security Agreement dated June 18, 2002 ("Loan Agreement") with Silicon Valley Bank ("SVB"). Pursuant to this Modification Agreement, SVB agreed to advance us up to $2,500,000 in excess of our current credit limit up to a maximum of $20,000,000, waive all defaults existing as of April 17, 2003, increase our current credit limit and change the maturity date of the Loan Agreement to September 30, 2003. As a condition of the Modification Agreement, SVB required guaranties ("Guaranties") up to a maximum of $2,500,000 from our CEO and an investor ("Guarantors") for advances in excess of our credit limit. In addition, SVB required that each of the Guarantors enter into a subordination agreement ("Subordination Agreement"), whereby each Guarantor agreed to subordinate to SVB: (1) all of the Company's present and future indebtedness and obligations to the Guarantor; and (2) all of the Guarantor's present and future security interests in the Company's assets and property. Also, the Guarantors may not demand any payment, exercise any remedy or participate in any action with respect to the subordinated debt until Exabyte's debts to SVB have been satisfied. The Modification Agreement also requires that we provide to SVB a plan to address certain operating issues including but not limited to: (i) consolidating our Colorado operations into a single location; (ii) reducing our inventory; (iii) resolving outstanding issues related to our liabilities with certain vendors; (iv) reducing certain expenses; (v) and identifying segments of our business that may be considered for sale. SVB's agreement to advance amounts in excess of the credit limit will terminate automatically upon the termination of the Guaranties.

On April 17, 2003, the Company issued SVB a warrant, with a seven year life, to purchase 2,000,000 shares of common stock at an exercise price of $0.105 per share pursuant to the Modification Agreement and will pay SVB a cash fee at a later date. As consideration for the Guaranties, we issued to the Guarantors (pro-rata) a total of 25,000,000 shares of its common stock on April 21, 2003. If the Guaranties are still in effect on July 15, 2003, the Guarantors will receive (pro-rata) an additional 12,500,000 shares. If the Guaranties are still in effect on September 15, 2003, the Guarantors will receive (pro-rata) an additional 12,500,000 shares. Because the Company does not currently have sufficient authorized shares to meet all of its obligations should its preferred stockholders or option holders exercise their conversion or exercise rights, each Guarantor agreed not to exercise any options or warrants to purchase common stock or convert any preferred stock into common stock until the number of authorized shares of common stock is increased.

Note Agreements with Suppliers

As a result of our continued liquidity problems, we have been unable to comply with payment terms with many of our suppliers. As a result during the first quarter of 2003, we entered into note agreements with four of our five largest suppliers, and entered into a $500,000 letter of credit with a fifth major supplier. The note agreements converted certain accounts payable and accrued liability amounts outstanding at December 31, 2002 to notes payable. As of March 29, 2003, the total amount due under the notes is $20,294,000. Payment terms on the notes require full payment of all amounts due on specified dates over the period from July 2003 through December 2004. The notes bear interest ranging from zero to 5.0%.

Long-Term Obligations

We are committed to make certain payments under long-term and other obligations. Our cash payments due under contractual obligations as of March 29, 2003 are as follows:

(In thousands)	Less than 1 year	1 - 3 years	Total
Operating leases	$ 4,320	$4,033	$8,353
Unconditional purchase obligations	1,219	--	1,219
Long-term debt	14,115	6,609	20,724
Capital lease obligations	85	256	341
	$19,739	$10,898	$30,637

We expect to fund these obligations through options previously discussed above.

Cash Flow

As of March 29, 2003, we had $193,000 in cash and cash equivalents and negative working capital of $19,270,000. Cash and cash equivalents decreased from December 28, 2002 by $471,000 due to $5,704,000 generated from operating activities, $2,033,000 expended from investing activities and $4,412,000 expended from financing activities. Cash generated from operating activities is primarily attributable to the net reductions in inventory of $13,765,000 and accounts receivable of $12,058,000, but negatively impacted by the net loss of $19,583,000. Inventory decreased as a result of both reduced inventory quantities and increased inventory reserves on certain end of life and older products. The reduction in accounts receivable is a combination of an increase in the allowance for doubtful accounts of $5,962,000 as a result of a major customer filing bankruptcy, and a decrease in gross accounts receivable, primarily due to improved cash collections during the first quarter of 2003. Cash expended from investing activities is from capital expenditures, primarily incurred on product tooling for the VXA tape drives. Cash expended from financing activities is primarily attributable from net payments of $3,880,000 on our line of credit.

Restructurings

First Quarter 2002

During the first quarter of 2002, the Company incurred $4,363,000 in charges related to a restructuring. The Board of Directors adopted the plan for this restructuring on January 20, 2002. As a result of this restructuring, the Company closed its service and final assembly facility in Scotland and its service depots in Australia and Canada, and has further reduced its U.S workforce. Workforce reductions involved approximately 200 employees worldwide, of which 184 were eligible to receive severance payments. All severance payments for these employees were contractually defined and communicated during the first quarter of 2002. The affected employees were from all functional areas of the Company, with approximately 96 employees in Scotland, 92 in the U.S., six in Australia, four in Canada and two in Singapore.

These restructuring charges included the write-off of leasehold improvements and capital equipment taken out of service of $1,905,000, employee severance and related costs of $1,345,000, the write-off of excess inventories of $652,000, excess facilities costs of $307,000 and other costs of $154,000. During the first quarter of 2002, the Company recorded approximately $3,736,000 of these charges to cost of sales, $509,000 to selling, general and administrative expenses and $117,000 to research and development expenses. During 2002, the Company paid approximately $1,446,000 of these restructuring costs, of which approximately $1,311,000 was severance and related items. During the first quarter of 2003, the Company paid its remaining obligations of approximately $194,000 related to this restructuring.

Recent Accounting Pronouncements

Information concerning recent accounting pronouncements is incorporated by reference from Item 1 above, "Financial Statements" under Note 10 of Notes to Consolidated Financial Statements.

Market Risk

In the ordinary course of our operations, we are exposed to certain market risks, primarily changes in foreign currency exchange rates and interest rates. Uncertainties that are either nonfinancial or nonquantifiable, such as political, economic, tax, other regulatory or credit risks are not included in the following assessment of our market risks. We are primarily impacted by fluctuations in the dollar/yen exchange rate as a result of outsourcing of certain manufacturing to Hitachi. Our borrowings under our line of credit agreement expose us to changes in interest rates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information concerning the Company's market risk is incorporated by reference from Item 2 above, "Management's Discussion and Analysis of Financial Condition and Results of Operations," under the caption, "Market Risk."

ITEM 4. CONTROLS AND PROCEDURES

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

CEO and CFO Certifications

Immediately following the Signatures section of this Quarterly Report there are certifications of the CEO and CFO. These certifications are required by Section 302 of the Sarbanes-Oxley Act of 2002. This section of the Quarterly Report contains information regarding the disclosure controls and procedures referred to in certifications. These certifications should be read in conjunction with this section for a more complete understanding of the topics presented.

PART II.

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibit Index
Exhibit Number	Description
2.1	Agreement and Plan of Merger among Exabyte Corporation, Bronco Acquisition, Inc., Ecrix Corporation, Certain Lenders, and Certain Investors, Dated as of August 22, 2001 (5)
3.1	Restated Certificate of Incorporation. (1)
3.2	Amendment to Restated Certificate of Incorporation. (2)
3.3	By-laws of the Company, as amended. (3)
3.4	Certificate of Designation of Series G Convertible Preferred Stock (4)
3.5	Certificate of Designation of Series H Convertible Preferred Stock (5)
3.6	Certificate of Designation of Series I Convertible Preferred Stock (6)
4.1	Article 4 of the Restated Certificate of Incorporation (included in Exhibit 3.1)
4.2	Article 1 of the By-laws of Exabyte Corporation, as amended (included in Exhibit 3.3)
4.3	Specimen stock certificate of Exabyte (5)
*10.1	Third Modification Agreement between Silicon Valley Bank and the Company, dated as of April 17, 2003.
10.2	Guarantor Agreement among the Company, Meritage Private Equity Fund, L.P. and Tom Ward, dated as of April 17, 2003.
10.3	Overadvance Guaranty among Silicon Valley Bank, the Company and Meritage Private Equity Fund, L.P., dated April 17, 2003.
10.4	Overadvance Guaranty among Silicon Valley Bank, the Company and Tom Ward, dated April 17, 2003.
99.1	Certification of Chief Executive Officer
99.2	Certificate of Chief Financial Officer

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

(2)	Filed as an Exhibit to the Company's Registration Statement on Form 8-A/A filed with the SEC on June 7, 2002 and incorporated herein by reference.

(3)	Filed as an Exhibit to the Company's Registration Statement on Form 8-A/A filed with the SEC on June 7, 2002 and incorporated herein by reference.

(4)	Filed as an Exhibit to the Company's Annual Report on Form 10-K, filed with the SEC on April 27, 2001, and incorporated herein by reference.

(5)

Filed as an Exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-4, filed with the SEC on September 21, 2001, as amended by Amendment Nos. 1 and 2 filed with the SEC on October 5, 2001 and October 9, 2001, respectively, and incorporated herein by reference.

(6)	Filed as an Exhibit to the Company's Current Report on Form 8-K, as filed with the SEC on May 20, 2002, and incorporated herein by reference.

*  Certain portions of this exhibit have been omitted as confidential.

**  Indicates management contracts or compensation plans or arrangements filed pursuant to Item 601(b)(10) of Regulation S-K.

(b)     Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

EXABYTE CORPORATION
Registrant
Date	May 19, 2003	By	/s/ Craig G. Lamborn
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

Date: May 19, 2003

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

Date: May 19, 2003

    /s/ Craig G. Lamborn

Craig G. Lamborn
Chief Financial Officer