Form 10-Q
period 2003-06-28
EXABYTE CORP /DE/
filed 2003-08-18
CIK 855109

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR SECTION 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2003

OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from __________________________ to __________________________.

Commission File Number: 0-18033

EXABYTE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	84-0988566
(State of Incorporation)	(I.R.S. Employer Identification No.)

2108 - 55th Street
Boulder, Colorado 80301
(Address of principal executive offices, including zip code)
(303) 442-4333
(Registrant's Telephone Number, including area code)

1685 38th Street, Boulder, CO 80301

(Former Address)

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

As of August 11, 2003, there were 60,951,109 shares outstanding of the Registrant's Common Stock (par value $0.001 per share).

EXABYTE CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets--December 28, 2002 and June 28, 2003 (unaudited)	3
Consolidated Statements of Operations--Three and Six Months Ended June 29, 2002 and June 28, 2003 (unaudited)	4-5
Consolidated Statements of Cash Flows-- Six Months Ended June 29, 2002 and June 28, 2003 (unaudited)	6
Notes to Consolidated Financial Statements (unaudited)	7
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures About Market Risk	25
Item 4. Controls and Procedures	25
PART II. OTHER INFORMATION
Item 2. Changes in Securities and Use of Proceeds	25
Item 4. Submission of Matters to a Vote of Security Holders	26
Item 5. Other Information	26
Item 6. Exhibits and Reports on Form 8-K	29
SIGNATURE	31

PART I

ITEM 1. FINANCIAL STATEMENTS

Exabyte Corporation and Subsidiaries Consolidated Balance Sheets
(In thousands, except per share data)	December 28, 2002	June 28, 2003 (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 664	$ 1,348
Accounts receivable, less allowance for uncollectible accounts and sales reserves of $3,559 and $8,854, respectively	31,873	19,120
Inventories, net	24,582	10,149
Other	1,851	1,398
Total current assets	58,970	32,015
Property and equipment, net	4,924	4,653
Goodwill	7,428	7,428
Other long-term assets	803	546
Total long-term assets	13,155	12,627
	$ 72,125	$ 44,642
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$ 30,624	$ 15,923
Accrued liabilities	13,139	7,574
Line of credit - Bank	18,560	14,492
Current portion of notes payable - suppliers	--	16,461
Current portion of other long-term obligations	1,846	1,831
Total current liabilities	64,169	56,281
Long-term liabilities:
Notes payable - suppliers	--	3,403
Warranties	2,585	1,443
Other long-term obligations	839	864
Stockholders' equity (deficit):
Preferred stock; no series; $.001 par value; 18,350 shares authorized; no shares issued and outstanding	--	--
Preferred stock; series A; $.001 par value; 500 shares authorized; no shares issued and outstanding	--	--
Convertible preferred stock; series G; $.001 par value; 1,500 shares authorized, issued and outstanding; $3,572 aggregate liquidation preference at June 28, 2003	1	1
Convertible preferred stock; series H; $.001 par value; 9,650 shares authorized; 9,650 and 7,296 shares issued and outstanding, respectively; $7,296 aggregate liquidation preference at June 28, 2003	10	7
Convertible preferred stock; series I; $.001 par value; 10,000 shares authorized; 8,438 shares issued and outstanding; $17,946 aggregate liquidation preference at June 28, 2003	8	8
Common stock, $.001 par value; 100,000 shares authorized; 33,600 and 60,953 shares issued, respectively	34	61
Capital in excess of par value	98,476	99,721
Treasury stock, at cost, 342 and 96 shares, respectively	(2,060)	(578)
Accumulated deficit	(91,937)	(116,569)
Total stockholders' equity (deficit)	4,532	(17,349)
Commitments and contingencies (Note 7)
	$ 72,125	$ 44,642

The accompanying notes are an integral part of the consolidated financial statements.

Exabyte Corporation and Subsidiaries Consolidated Statements of Operations

(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	June 29, 2002	June 28, 2003

Net sales	$35,649	$22,736
Cost of goods sold	27,196	16,378
Gross profit	8,453	6,358

Operating expenses:
Selling, general and administrative	7,070	5,716
Research and development	6,273	2,462
Total operating expenses	13,343	8,178

Loss from operations	(4,890)	(1,820)

Other income (expense):
Gain from sale of investment	1,500	--
Interest expense:
Non-cash	(466)	(2,571)
Other	(531)	(660)
Total interest expense	(997)	(3,231)
Translation/remeasurement loss	(959)	(157)
Other, net	(362)	213

Loss before income taxes	(5,708)	(4,995)

Income tax (expense) benefit	104	(54)

Net loss	$(5,604)	$(5,049)

Deemed dividend related to beneficial conversion feature of Series I preferred stock	(2,639)	--

Net loss available to common shareholders	$(8,243)	$(5,049)

Basic and diluted net loss per share	$(0.25)	$(0.09)

Weighted average common shares used in calculation of basic and diluted net loss per share	32,927	54,495

The accompanying notes are an integral part of the consolidated financial statements.

Exabyte Corporation and Subsidiaries Consolidated Statements of Operations

(Unaudited)
(In thousands, except per share data)

	Six Months Ended
	June 29, 2002	June 28, 2003

Net sales	$72,254	$45,330
Cost of goods sold	63,092	42,403
Gross profit	9,162	2,927

Operating expenses:
Selling, general and administrative	15,867	18,124
Research and development	13,641	5,588
Total operating expenses	29,508	23,712

Loss from operations	(20,346)	(20,785)

Other income (expense):
Gain from sale of investment	1,500	--
Sale of technology	1,200	--
Interest expense
Non-cash	(466)	(2,571)
Other	(824)	(1,127)
Total interest expense	(1,290)	(3,698)
Translation/remeasurement loss	(776)	(212)
Other, net	(462)	148

Loss before income taxes	(20,174)	(24,547)

Income tax (expense) benefit	447	(85)

Net loss	$(19,727)	$(24,632)

Deemed dividend related to beneficial conversion feature of Series I preferred stock	(2,639)	--

Net loss available to common shareholders	$(22,366)	$(24,632)

Basic and diluted net loss per share	$(0.68)	$(0.56)

Weighted average common shares used in calculation of basic and diluted loss per share	32,911	43,896

The accompanying notes are an integral part of the consolidated financial statements.

Exabyte Corporation and Subsidiaries Consolidated Statements of Cash Flows

(Unaudited)
(In thousands)

	Six Months Ended
	June 29, 2002	June 28, 2003

Cash flows from operating activities:
Net loss	$(19,727)	$(24,632)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	3,545	2,426
Provision for uncollectible accounts receivable and sales reserves	2,286	6,934
Non-cash interest expense	466	2,571
Stock-based compensation expense	78	181
Gain on sale of investment	(1,500)	--
Write-down of assets	3,548	--
Changes in assets and liabilities:
Accounts receivable	(8,077)	5,819
Inventories, net	7,239	14,433
Other current assets	574	453
Other assets	28	257
Accounts payable	7,185	1,928
Accrued liabilities	1,389	(1,516)
Other long-term obligations	(2,447)	(1,170)
Net cash provided (used) by operating activities	(5,413)	7,684

Cash flows from investing activities:
Purchase of property and equipment, net	(3,079)	(2,026)
Proceeds from sale of investments	1,590	--
Net cash used by investing activities	(1,489)	(2,026)

Cash flows from financing activities:
Proceeds from issuance of stock	3,753	--
Borrowings under bridge loan	1,000	--
Cash overdraft	1,622	--
Borrowings under line of credit - bank	73,343	47,093
Payments on line of credit - bank	(73,504)	(51,161)
Principal payments on notes payable - suppliers and other long- term obligations	(560)	(906)
Decrease in restricted cash	169	--
Net cash provided (used) by financing activities	5,823	(4,974)

Net increase (decrease) in cash and cash equivalents	(1,079)	684
Cash and cash equivalents at beginning of period	2,197	664

Cash and cash equivalents at end of period	$ 1,118	$ 1,348

Supplemental disclosure of non-cash financing activities:
Conversion of accounts payable to notes payable	$ --	$ 16,629
Conversion of accrued liabilities to notes payable	--	4,049
Acquisition of equipment under capital lease obligations, net	--	130

The accompanying notes are an integral part of the consolidated financial statements.

Exabyte Corporation and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)

Note 1-BASIS OF PRESENTATION

Interim Consolidated Financial Statements

The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United State of America, or GAAP, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements, and reflect all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation in accordance with GAAP. The results of operations for interim periods presented are not necessarily indicative of the operating results for the full year. These consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2002.

Liquidity and Basis of Presentation

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses over the last five fiscal years, negative cash flows from operations over the last three fiscal years, and had a stockholders' deficit of $17,349,000 as of June 28, 2003.

The above factors raise substantial doubt about whether the Company can continue as a going concern. Accordingly, the Company continues to reassess its current business plan and investigate various strategic alternatives to increase liquidity. These alternatives may include one or more of the following:

  sale of all or a portion of operating assets;
  restructuring of current operations or reduction in workforce;
  obtaining additional debt or equity capital;
  strategic alliance, acquisition or business combination; or
  restructuring of maturities of long-term obligations, including notes payable to suppliers.

The Company will continue to explore these and other options that would provide additional capital to provide sufficient funds to support its operations. Should the Company not be successful in achieving one or more of these actions, the Company will likely not have sufficient operating capital, and may not be able to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company's sources of capital for operations are currently cash on hand, cash generated from operations and the Company's revolving line of credit with a bank. As of August 14, 2003, the Company had funds available for borrowing under the bank line of credit (including amounts resulting from the over-advance guaranties) of approximately $1,250,000.

The Company's Board of Directors ("Board") has formed a Special Committee to determine the terms and conditions of an equity rights offering to our existing stockholders. However, the Company's Board has not made a final determination on what type of offering would be made. In any case, in order to raise sufficient capital through an equity offering based on the current market prices for the Company's common stock, the Company expects that the number of shares of common stock which may be offered directly or through shares underlying convertible shares would likely result in substantial dilution to existing shareholders.

Due to the Company's continued liquidity constraints, the Company's product suppliers significantly reduced their product shipments during the first four months of 2003. As a result, the Company was unable to fully meet its customer orders, resulting in decreased revenue. Product shipments resumed on a current basis in May 2003. In May 2003, one of the Company's major customers filed bankruptcy, and, during the first quarter of 2003, the Company fully reserved the amount of $5,962,000 on its accounts receivable with this customer. The related bad debt expense is reflected in the Statement of Operations under selling, general and administrative expenses for the six months ended June 28, 2003.

As discussed in Note 5, during the first quarter of 2003, the Company converted certain accounts payable and accrued liability balances due to suppliers to notes payable, in order to maintain an adequate level of liquidity.

During the six months ended June 28, 2003, the Company terminated employment of 107 full- and part-time employees. The Company had paid all severance related to these terminations as of June 28, 2003. Effective in June 2003, the Company terminated an additional 50 full-time employees as a result of an agreement to outsource its repair and service functions (See Note 7). The costs related to this reduction in force, which were recorded in the second quarter of 2003, were not significant.

Income Taxes

The Company has recorded a deferred tax valuation allowance equal to 100% of total deferred tax assets. In recording this allowance, management has considered a number of factors, but primarily, the Company's cumulative operating losses over the prior four years. Management has concluded that a valuation allowance is required for 100% of the total deferred tax assets as it is more likely than not that the deferred tax assets will not be realized.

At December 28, 2002, the Company had incurred domestic net operating loss carryforwards of approximately $172,000,000, which expire between 2005 and 2022. Under the Tax Reform Act of 1986, the amount of, and the benefit from, net operating losses that can be carried forward is limited due to a cumulative ownership change of more than 50% over a three-year period, which occurred in November 2001 in connection with the Ecrix merger. The portion of Exabyte's and Ecrix's pre-business combination tax carryovers, totaling $153,000,000, that can be utilized in any one taxable year for federal tax purposes is limited to approximately $1.2 million per year through 2021. Future ownership changes could further limit the utilization of the Company's remaining net operating loss carryforward of $19,000,000, in addition to any losses incurred subsequent to December 28, 2002.

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

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	June 29, 2002	June 28, 2003	June 29, 2002	June 28, 2003

Net loss available to common stockholders, as reported	$ (8,243)	$ (5,049)	$ (22,366)	$ (24,632)

Add: Stock-based compensation expense included in reported net loss, net of related tax effects	2	--	78	181

Deduct: Total stock-based compensation expense determined under fair-value based method for all awards, net of related tax effects	(608)	(560)	(1,319)	(917)

Pro forma net loss available to common stockholders	$ (8,849)	$ (5,609)	$ (23,607)	$ (25,368)

Basic and diluted net loss per share:
As reported	$ (0.25)	$ (0.09)	$ (0.68)	$ (0.56)
Pro forma	$ (0.27)	$ (0.10)	$ (0.72)	$ (0.58)

Reclassifications

Certain reclassifications have been made to prior periods' balances to conform with the current periods' presentation.

Note 2-INVENTORIES

Inventories, net of reserves for excess quantities and obsolescence, consist of the following:

(In thousands)	December 28, 2002	June 28, 2003

Raw materials and component parts	$11,038	$4,090
Work-in-process	834	--
Finished goods	12,710	6,059
	$24,582	$10,149

During the six months ended June 28, 2003, the Company recorded a reserve of $6,849,000 for excess and obsolete inventory due to changes in sales forecasts and planned discontinuance of older tape drive and automation products.

Note 3-ACCRUED LIABILITIES

Accrued liabilities consist of the following:

(In thousands)	December 28, 2002	June 28, 2003

Compensation and benefits	$3,164	$2,010
Purchase commitments	5,211	1,219
Warranty and other related costs	2,464	1,922
Other	2,300	2,423
	$13,139	$7,574

Pursuant to a vendor note agreement entered into in January 2003, the Company reclassified $3,992,000 of purchase commitments to notes payable, of which $3,000,000 is current as of June 28, 2003.

Note 4-EARNINGS PER COMMON SHARE

Basic earnings (loss) per share is based on the weighted average of all common shares issued and outstanding, and is calculated by dividing net income (loss) by the weighted average shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares used in the basic earnings (loss) per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding. For loss periods, the basic and diluted shares are equal, as the inclusion of potentially dilutive common shares would be anti-dilutive. The Company has incurred net losses for all periods presented in its Statements of Operations, and accordingly, basic shares equal diluted shares for all periods presented.

Options to purchase 5,631,000 and 17,979,000 shares of common stock were excluded from dilutive stock option calculations for the three-month periods ended June 29, 2002 and June 28, 2003, respectively, because their exercise prices were greater than the average fair market value of the Company's stock for the period, and as such were anti-dilutive. Additionally, options to purchase 7,432,000 shares of common stock were excluded from dilutive stock option calculations for the three-month period ended June 29, 2002, as these options were anti-dilutive as a result of the net loss incurred.

Options to purchase 5,631,000 and 15,603,000 shares of common stock were excluded from dilutive stock option calculations for the six-month periods ended June 29, 2002 and June 28, 2003, respectively, because their exercise prices were greater than the average fair market value of the Company's stock for the period, and as such were anti-dilutive. Additionally, options to purchase 7,432,000 and 2,345,000 shares of common stock were excluded from dilutive stock option calculations for the six-month periods ended June 29, 2002 and June 28, 2003, respectively, as these options were anti-dilutive as a result of the net losses incurred.

The Company has three series of preferred stock, all of which are convertible into the Company's common stock. The assumed conversion of the preferred shares into common stock for the three- and six-month periods ended June 29, 2002 and June 28, 2003, has been excluded from diluted share calculations, as the effect of the conversions is anti-dilutive.

Also, as a result of their anti-dilutive effect, accumulated preferred dividends of 268,000 and 2,082,000 shares of common stock have been excluded from diluted share calculations for the three-month and six-month periods ended June 29, 2002 and June 28, 2003, respectively.

Note 5-DEBT

Line of Credit

On April 17, 2003, the Company entered into a Third Modification Agreement ("Modification Agreement") of its Loan and Security Agreement dated June 18, 2002 ("Loan Agreement") with Silicon Valley Bank ("SVB"). Pursuant to this Modification Agreement, SVB agreed to advance the Company up to $2,500,000 in excess of its specified borrowing availability up to a maximum of $20,000,000, waive all defaults existing as of April 17, 2003, increase the Company's current credit limit and change the maturity date of the Loan Agreement to September 30, 2003. As a condition of the Modification Agreement, SVB required guaranties ("Guaranties") up to a maximum of $2,500,000 from the Company's CEO and a significant investor ("Guarantors") for advances in excess of the Company's credit limit. In addition, SVB required that each of the Guarantors enter into a subordination agreement ("Subordination Agreement"), whereby each Guarantor agreed to subordinate to SVB: (1) all of the Company's present and future indebtedness and obligations to the Guarantor; and (2) all of the Guarantor's present and future security interests in the Company's assets and property. Also, the Guarantors may not demand any payment, exercise any remedy or participate in any action with respect to the subordinated debt until Exabyte's debts to SVB have been satisfied. The Modification Agreement also requires that the Company provide to SVB its plan to address certain operating issues including but not limited to: (i) consolidating its Colorado operations into a single location; (ii) reducing its inventory; (iii) resolving outstanding issues related to its liabilities with certain vendors; (iv) reducing certain expenses; and (v) identifying segments of its business that may be considered for sale. SVB's agreement to advance amounts in excess of the credit limit will terminate automatically upon the termination of the Guaranties.

On April 17, 2003, the Company issued SVB a fully vested, immediately exercisable and non-forfeitable warrant to purchase 2,000,000 shares of common stock at an exercise price of $0.105 per share pursuant to the Modification Agreement. The warrant expires on April 17, 2010. The Company determined the value of the warrants to be $159,000 based on the Black-Scholes option-pricing model with the following assumptions: no dividend yield, expected life - 7 years, volatility - 135%, and risk free interest rate - 3.5%. The fair value of the warrant is being recognized as interest expense over the term of the Modification Agreement, which expires on September 30, 2003.

As consideration for the Guaranties, the Company issued to the Guarantors (pro-rata) 25,000,000 shares of its common stock on April 21, 2003, and will issue an additional 12,500,000 shares to be effective July 15, 2003. The Company determined the fair value of the issued shares based on the market price of the Company's stock on the date of issuance, and recorded $2,500,000 of non-cash interest-expense during the second quarter. It is expected that the Guaranties will continue through September 30, 2003 and, accordingly, the Guarantors will receive (pro-rata) an additional 12,500,000 shares on and September 15, 2003. The value of the total shares to be issued under the Guaranties is being recorded as interest expense over the anticipated period that such Guaranties will remain in effect. Subsequent to June 28, 2003, the Company entered into agreements with two additional shareholders to guarantee an additional $250,000 of borrowings from SVB in exchange for up to 5,000,000 common shares to be issued in July, October, and December 2003.

Note Agreements with Suppliers

During the first quarter of 2003, the Company entered into note agreements with four of its largest suppliers. The agreements converted certain accounts payable and accrued liability amounts outstanding at December 28, 2002 to notes payable. As of June 28, 2003, the total amount due under the notes is $19,864,000, of which $16,461,000 is current, and the notes require full payment of all amounts due on specified dates during the period from July 2003 through December 2004. As of August 18, 2003, the Company is attempting to renegotiate the terms of the notes to extend the repayment period. The notes bear interest ranging from zero to 5.0%. The Company accounted for the notes under EITF 96-19, 'Debtors Accounting for a Modification or Exchange of Debt Instruments ("EITF 96-19"). In accordance with the guidance in EITF 96-19, the terms of the notes are not considered to be substantially different than the terms of the original liabilities. Accordingly, the notes are recorded at their principal amounts and the related interest expense is accounted for using the effective interest rate on each note.

Note 6-SEGMENT, GEOGRAPHIC AND SALES INFORMATION

All operations of the Company are considered to be in one operating segment and, accordingly, no segment disclosures have been presented. The Company will continue to review the internal reporting structure for future changes that could result in disclosure of additional segments.

The following table details revenues from external customers by geographic area (foreign revenue is based on the country in which the customer is located):

	Three Months Ended		Six Months Ended
(In thousands)	June 29, 2002	June 28, 2003	June 29, 2002	June 28, 2003

United States	$26,460	$15,381	$52,954	$31,078
Europe/Middle East	6,291	5,026	13,860	10,014
Pacific Rim	2,567	2,174	4,690	3,991
Other	331	155	750	247
	$35,649	$22,736	$72,254	$45,330

The following table presents revenue by product line:

	Three Months Ended		Six Months Ended
(In thousands)	June 29, 2002	June 28, 2003	June 29, 2002	June 28, 2003

Drives	$9,010	$6,020	$19,890	$12,512
Libraries	9,094	3,244	17,728	7,507
Media	17,041	11,372	31,836	21,248
Service, spares, and other	2,361	2,238	4,945	4,771
Sales allowances	(1,857)	(138)	(2,145)	(708)
	$35,649	$22,736	$72,254	$45,330

The following tables summarize sales to major customers:

	Net Sales		% of Total Net Sales
	Three Months Ended		Three Months Ended
(In thousands)	June 29, 2002	June 28, 2003	June 29, 2002	June 28, 2003

Customer A	$5,330	$4,667	15.0%	20.5%
Customer B	7,078	4,279	19.9	18.8
Customer C	8,436	146	23.7	0.6
	Net Sales		% of Total Net Sales
	Six Months Ended		Six Months Ended
(In thousands)	June 29, 2002	June 28, 2003	June 29, 2002	June 28, 2003

Customer A	$10,972	$8,524	15.2%	18.8%
Customer B	14,522	7,487	20.1	16.5
Customer C	12,349	2,765	17.1	6.1

No other customers accounted for 10% or more of net sales in any of the above periods.

The following table details long-lived asset information by geographic area:

(In thousands)	December 28, 2002	June 28, 2003

United States	$12,861	$12,516
Europe	38	33
Pacific Rim	256	78
	$13,155	$12,627

Note 7-COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENT

Litigation and Facilities Leases

As of June 28, 2003, the Company was in default under two lease agreements for facilities in Boulder, Colorado due to delinquent rental payments. For the first property, which included the Company's headquarters, the landlord terminated the original lease and subsequent short-term lease on June 30, 2003, and the Company ceased use of the building on that date. Remaining lease payments under the original lease total approximately $1,222,000. The Company expects to cease use of the second property on or about August 31, 2003, at which time the remaining rental payments under that lease will total approximately $2,900,000.

The landlord under the first lease has commenced litigation against the Company and has claimed damages relating to the rental default and an alleged failure to maintain the leased premises. The amount of the remaining lease payments are as noted above, and the amount of other damages were not specified.. The Company believes that such damages will be mitigated to an amount less than the claim, although such amount can not presently be determined, and there can be no assurance that the damages will indeed be mitigated.

The Company is, from time to time, subjected to certain other claims, assertions or litigation by outside parties as part of its ongoing business operations. The outcomes of any such contingencies are not expected to have a material adverse impact on the consolidated financial condition, results of operations or cash flows of the Company.

Indemnities, Commitments and Guarantees

During the normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include intellectual property indemnities to the Company's customers in connection with the sales of its products, indemnities for liabilities associated with the infringement of other parties' technology based upon the Company's products, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, and indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Delaware. In addition, the Company has contractual commitments to various customers, which could require it to incur costs to repair an endemic defect with respect to its products outside of the normal warranty period if such defect were to occur. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments that the Company could be obligated to make. The Company has not recorded any liability for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets. The Company does, however, accrue for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is probable.

Warranty Costs

The Company establishes a warranty liability for the estimated cost of warranty-related claims at the time revenue is recognized. The following table summarizes information related to the Company's warranty reserve as of and for the six-months ended June 28, 2003:

(In thousands)

Balance at December 28, 2002	$ 5,049
Accruals for warranties issued	935
Adjustments to warranties	(645)
Settlements made	(1,974)
Balance at June 28, 2003	$ 3,365

Subsequent Event

In July 2003, the Company entered into an agreement to outsource its repair and service functions to an outside third party, Teleplan Service Logistics, Inc. ("Teleplan"). The agreement provided for the Company to sell parts and service inventory to Teleplan and the payment of future royalties to the Company by Teleplan for certain out-of-warranty repair services. In addition, the Company will reimburse Teleplan for specified product warranty related services. As a result of this agreement, the Company reduced its workforce by approximately 50 employees effective in June 2003. As of June 28, 2003, the Company identified and notified all impacted employees related to this reduction in force, and recorded costs of approximately $165,000.

Note 8-RECENT ACCOUNTING PRONOUNCEMENTS

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

In May 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 provides for certain changes in the accounting treatment of derivative contracts. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except for certain provisions that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, which should continue to be applied in accordance with their respective effective dates. The requirements of SFAS No. 149 should be applied prospectively. Management anticipates that the adoption of SFAS No. 149 will not have a material impact on the Company's consolidated financial statements.

Also in May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This new statement changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. It requires that those instruments be classified as liabilities in balance sheets. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the Company's third quarter of 2003. The adoption of this statement did not have a material impact on the Company's consolidated financial statements

ITEM 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains forward-looking statements that involve future risks and uncertainties. We may achieve different results than those anticipated in these forward-looking statements. The actual results that we achieve may differ materially from any forward-looking statements due to such risks and uncertainties. Words such as 'believes,' 'anticipates,' 'expects,' 'intends,' 'plans' and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. You should take into account the risks described in our Annual Report on Form 10-K for the year ended December 28, 2002 and other factors described below when considering such forward-looking statements. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.

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

We market our products worldwide to distributors, resellers and original equipment manufacturers ("OEMs"). We have also provided repair services directly to OEMs and to our distributors' and resellers' customers, and in the future our outsourcing partner, as discussed below, will provide such services.

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

Recent Developments

Due to our continued liquidity constraints, our product suppliers significantly reduced their product shipments to us during the first four months of 2003. As a result, we were unable to fully meet our customer orders during the first quarter. Product shipments resumed on a current basis in May 2003. As of August 18, 2003, we were filling all backlog orders on a current basis, and we are receiving product shipments on an as-needed-basis from all significant suppliers.

In May 2003, one of our major customers filed bankruptcy. As of March 29, 2003, we had totally reserved the amount of $5,962,000 on our accounts receivable with this customer.

During the first quarter of 2003, we recorded additional inventory reserves of $6,849,000 for excess and obsolete inventory due to changes in sales forecasts and planned discontinuance of older tape drive and automation products.

In July 2003, we entered into an agreement to outsource our repair and service functions to an outside third party, Teleplan Service Logistics, Inc. as described in Note 7 to the consolidated financial statements.

As of August 18, 2003, we are attempting to renegotiate the terms of notes payable previously entered into with four of our largest suppliers. See further discussion under "Liquidity and Capital Resources" and Note 5 to the consolidated financial statements.

In July, 2003, the Company entered into an agreement with two additional shareholders to guarantee an additional $250,000 of borrowings from Silicon Valley Bank in exchange for up to 5,000,000 common shares to be issued in July, October and December 2003.

The Company is in default under two lease agreements for facilities and is a defendant in litigation regarding one lease, as described in Note 7 to the consolidated financial statements.

Results of Operations

The following table sets forth our operating results as a percentage of sales for each period presented.

	Three Months Ended		Six Months Ended
	June 29, 2002	June 28, 2003	June 29, 2002	June 28, 2003

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	76.3	72.0	87.3	93.5

Gross profit	23.7	28.0	12.7	6.5
Operating expenses:
Selling, general and administrative	19.8	25.1	22.0	40.0
Research and development	17.6	10.9	18.9	12.3
Total operating expenses	37.4	36.0	40.9	52.3

Loss from operations	(13.7)	(8.0)	(28.2)	(45.8)

Other income (expense):
Gain from sale of investment	4.2	--	2.1	--
Sale of technology	--	--	1.7	--
Interest expense	(2.8)	(14.2)	(1.8)	(8.2)
Translation/remeasurement loss	(2.7)	(0.7)	(1.1)	(0.5)
Other	(1.0)	(0.9)	(0.6)	0.3

Loss before income taxes	(16.0)	(22.0)	(27.9)	(54.2)

Income tax (expense) benefit	0.3	(0.2)	0.6	(0.1)

Net loss	(15.7)%	(22.2)%	(27.3)%	(54.3)%

Deemed dividend related to beneficial conversion feature of Series I preferred stock	(7.4)	--	(3.7)	--

Net loss available to common stockholders	(23.1)%	(22.2)%	(31.0)%	(54.3)%

Net Sales

The following tables present our revenue by product in absolute dollars and as a percentage of sales for each period presented.

(In thousands)	Three Months Ended		Six Months Ended
	June 29, 2002	June 28, 2003	June 29, 2002	June 28, 2003

Drives	$9,010	$6,020	$19,890	$12,512
Libraries	9,094	3,244	17,728	7,507
Media	17,041	11,372	31,836	21,248
Service, spares and other	2,361	2,238	4,945	4,771
Sales allowances	(1,857)	(138)	(2,145)	(708)
	$35,649	$22,736	$72,254	$45,330

As a percentage of net sales:

	Three Months Ended		Six Months Ended
	June 29, 2002	June 28, 2003	June 29, 2002	June 28, 2003

Drives:	25.3%	26.5%	27.5%	27.6%
Libraries	25.5	14.3	24.6	16.6
Media	47.8	50.0	44.1	46.9
Service, spares and other	6.6	9.8	6.8	10.5
Sales allowances	(5.2)	(0.6)	(3.0)	(1.6)
	100.0%	100.0%	100.0%	100.0%

Our net sales decreased by 36.2% from $35,649,000 in the second quarter of 2002 to $22,736,000 in the second quarter of 2003. Our sales decreased by 37.3% from $72,254,000 in the first six months of 2002 to $45,330,000 in the first six months of 2003. Both decreases are principally due to the continued downturn in business spending, the bankruptcy of a significant customer, and our inability to fulfill sales orders. Our inability to fulfill sales orders was due to reduced shipments from a supplier, primarily in the first four months of 2003, as a result of our continued liquidity constraints. As percentages of total net sales, sales of drives and media were comparable to those in 2002. For 2003, sales of VXA®-1 and VXA®-2 drives continued to replace declining sales of M2™ drives. We began shipping VXA®-2 drives to the OEM channel in May 2003. Total revenue dollars from service, spares and other remained relatively constant from the second quarter of 2002 to the second quarter of 2003, but was a higher percentage of total net sales in 2003 due to decreased drive and library sales in 2003. Total service revenue, and related costs, may decrease significantly in the future as a result of the outsourcing of this function to TelePlan in July 2003.

As a percentage of total net sales, sales of libraries decreased from 25.5% in the second quarter of 2002 to 14.3% in the second quarter of 2003. For the first six months of 2002, library sales as percentage of total net sales decreased from 24.6% to 16.6% in the first six months of 2003. Both decreases are primarily the result of our inability to fulfill sales orders due to reduced library shipments from our supplier as noted above.

The following table details our sales to different customer types as a percentage of total net sales for the periods presented:

	Three Months Ended		Six Months Ended
(As a percentage of net sales)	June 29, 2002	June 28, 2003	June 29, 2002	June 28, 2003

Distributor/Reseller	77.5%	75.1%	76.8%	73.4%
OEM	17.1	13.4	17.3	16.2
End-user and other	5.4	11.5	5.9	10.4
	100.0%	100.0%	100.0%	100.0%

Sales to distributor/reseller and OEM customers decreased as a percentage of net sales from the second quarter as well as the first six months of 2002 to the same periods in 2003, while sales to end-user customers (primarily service, repair and sales of spare parts) increased for the comparable periods. Our ongoing effort to sell VXA® products to OEMs is an important part of our business plan and return to profitability. The decrease in sales to OEMs is primarily a result of significant decreases in sales of Mammoth and M2™ products.

Geographically, sales are attributed to the customer's location. The following table summarizes our sales to different geographic locations as a percentage of total net sales for the periods presented:

	Three Months Ended		Six Months Ended
(As a percentage of net sales)	June 29, 2002	June 28, 2003	June 29, 2002	June 28, 2003

United Sates	74.2%	67.6%	73.3%	68.6%
Europe/Middle East	17.7	22.1	19.2	22.1
Pacific Rim	7.2	9.6	6.5	8.8
Other	0.9	0.7	1.0	0.5
	100.0%	100.0%	100.0%	100.0%

The following table summarizes customers who accounted for 10% or more of our sales in the periods presented:

	Three Months Ended		Six Months Ended
(As a percentage of net sales)	June 29, 2002	June 28, 2003	June 29, 2002	June 28, 2003

Customer A	15.0%	20.5%	15.2%	18.8%
Customer B	19.9	18.8	20.1	16.5
Customer C	23.7	0.6	17.1	6.1

No other customers accounted for 10% or more of sales in any of these periods. We cannot guarantee that sales to these or any other customers will continue to represent the same percentage of our revenue in future periods. Our customers also sell competing products and continually review new technologies which causes our sales volumes to vary from period to period.

Cost of Sales and Gross Margin

Our cost of sales includes the actual cost of all materials, labor and overhead incurred in the manufacturing and service processes, as well as certain other related costs, which include primarily provisions for warranty repairs and inventory reserves. Our cost of sales decreased from $27,196,000 for the second quarter of 2002 to $16,378,000 for the second quarter of 2003; our cost of sales for the first six months of 2002 and 2003 decreased from $63,092,000 to $42,403,000, respectively. Our gross margin percentage increased from 23.7% in the second quarter of 2002 to 28.0% in the second quarter of 2003 and our gross margin percentage decreased from 12.7% for the first six months of 2002 to 6.5% for the first six months of 2003. For the first six months of 2002, cost of sales included restructuring charges of $3,736,000, and for the first six months of 2003, cost of sales included additional inventory reserves recorded of $6,849,000. Excluding the restructuring charges in 2002 and the additional inventory reserves in 2003, our cost of sales for the first six months of 2002 and 2003 decreased from $59,356,000 to $35,554,000, respectively, and our gross margin percentage increased from 17.9% to 21.6%, respectively. For the second quarter and first six months of 2003, gross margins were positively impacted by decreases in fixed costs, due to headcount reductions in 2002, and decreased warranty reserves, primarily due to the decrease in the number of units under warranty for Mammoth and M2™ products, an overall decrease in standard warranty cost per unit, and lower freight costs in 2003. Gross profit for the first six months of 2002 was negatively impacted by increased inventory reserves, the write-off of an in-process capital asset project and additional reserves recorded for vacated excess facilities.

Operating Expenses

Selling, general and administrative ("SG&A") expenses include salaries, sales commissions, advertising expenses and marketing programs. These expenses decreased from $7,070,000 in the second quarter of 2002 to $5,716,000 for the same period in 2003. The decrease is the result of headcount reductions in 2002 and the first quarter of 2003, the impact of which was primarily realized in the second quarter of 2003, a decrease in product related spending on sales, marketing and advertising programs, and the collection of previously reserved accounts receivable. For the first six months of 2002 and 2003, SG&A expenses increased from $15,867,000 to $18,124,000, respectively. For the first six months of 2002, SG&A expenses included restructuring charges of $509,000, and for the first six months of 2003, SG&A expenses included $5,962,000 for bad debt expense related to a major customer. Excluding these charges for the respective six-month periods of 2002 and 2003, SG&A expenses were $15,358,000 and $12,162,000, respectively. As noted above, this decrease is the result of headcount reductions and a decrease in product related expenses for sales, marketing and advertising programs.

Research and development expenses decreased from $6,273,000 in the second quarter of 2002 to $2,462,000 for the same period in 2003. For the first six months of 2002 and 2003, these expenses decreased from $13,641,000 to $5,588,000, respectively. The decreases in both the second quarter and six-month periods of 2003 are the result of headcount reductions, lower costs for external engineering, and a decrease in costs incurred in developing VXA-2 and automation products.

Other Income (Expense), Net

Other income (expense), net consists primarily of income from the sales of our ownership interests in other companies, a one-time sale of technology, interest expense, foreign currency remeasurement and transaction gains and losses and other miscellaneous items. For the second quarter of 2003, other income (expense) was comprised primarily of interest expense of $3,231,000, of which $2,571,000 was non-cash interest related to the issuance of common stock in exchange for investor guarantees on our bank line of credit and common stock warrants issued to our bank. The remaining interest expense was interest and fees incurred on our bank line of credit. For the first six months of 2003, interest expense includes the non-cash interest noted above and $1,127,000 of bank interest and fees. For the second quarter and first six months of 2002, we recognized interest expense of $997,000 and $1,290,000, respectively, of which $466,000 related to the beneficial conversion feature of a bridge loan and the value of related stock warrants. Our interest incurred on our bank line of credit was higher in 2003 compared to 2002 due to a default rate of 9.5% for 2003 as compared to 5.5% for 2002.

During the second quarter of 2002, we sold our remaining ownership interest in CreekPath Systems, Inc., resulting in a gain of $1,500,000. Also, during the first quarter of 2002, we recognized income of $1,200,000 related to the sale of a manufacturing license agreement. Both of these items are included in other income for first six months of 2002.

Translation/remeasurement loss decreased from $959,000 to $157,000 and from $776,000 to $212,000 for the second quarter and first six months of 2002 and 2003, respectively. These decreases resulted mainly from a significant strengthening of the Japanese Yen against the U.S. dollar in 2002 versus 2003. Translation/remeasurement loss was also increased in 2003 by the strengthening of the Euro against the U.S. dollar.

Taxes

The provision for income taxes for the second quarter and first six months of 2003 represents foreign taxes. During the first quarter of 2002, we recorded the benefit of a federal tax refund in the amount of $453,000 offset by a provision of $111,000 related to state and foreign taxes. Based on cumulative operating losses over the prior five years and future profitability uncertainty, we continue to reserve 100% of our deferred tax assets. We believe a 100% valuation allowance will be required until we attain a consistent and predictable level of profitability.

See Note 1 to the consolidated financial statements for information regarding our domestic net operating loss carryforwards.

Liquidity and Capital Resources

Financial Condition

We have incurred operating losses over the last five fiscal years, negative cash flows from operations over the last three fiscal years, and had a stockholders' deficit of $17,349,000 as of June 28, 2003. Additionally, as of June 28, 2003, we had limited cash and cash equivalents and limited available borrowings under our line of credit.

The above factors raise substantial doubt about whether we can continue as a going concern. Accordingly, we continue to reassess our business and investigate various strategic alternatives to increase liquidity. These alternatives may include one or more of the following:

  sale of all or a portion of our operating assets;
  restructuring of current operations or reduction in workforce;
  obtaining additional debt or equity capital;
  strategic alliance, acquisition or business combination; or
  restructuring of maturities of long-term obligations, including notes payable to suppliers.

We will continue to explore these and other options that would provide funds to support our operations. Should we not be successful in achieving one or more of these actions, it is possible that we may not be able to continue as a going concern.

Due to our continued liquidity constraints, our product suppliers significantly reduced their product shipments to us during the first four months of 2003. As a result, we were unable to fully meet our customer orders during the first quarter. Product shipments resumed on a current basis in May 2003. By August 18, 2003, we were filling all backlog orders on a current basis, and we are receiving product shipments on an as-needed-basis from all significant suppliers.

We believe that the Company should raise additional equity to support our operations both in the short-term and long-term and to address our liquidity constraints. An equity offering may involve, among other things, common stock, preferred stock, convertible preferred stock or convertible debt. It could be private or public. The Company's Board of Directors ("Board") has formed a Special Committee to determine the terms and conditions of an equity rights offering to our existing stockholders. Our Board has not made a final determination on what type of offering would be made. Any new equity offering will likely result in substantial dilution to existing shareholders.

We also believe that an equity offering will be more attractive to investors if we can reduce our outstanding debts so that we use a substantial portion of the funds raised in the offering for our operations rather than the payment of existing debts. Our success in reducing our debt will determine whether we conduct an equity offering at all, or the size and type of equity offering that we do conduct, which may include a rights offering. During the second and third quarters of 2003, we have been actively negotiating with certain of our trade creditors to reduce amounts owed to them and to establish deferred payment plans. In addition, as discussed below, we are negotiating with our major suppliers to extend the repayment periods for existing notes payable.

Commercial Obligations

On April 17, 2003, we entered into a Third Modification Agreement ("Modification Agreement") of our Loan and Security Agreement dated June 18, 2002 ("Loan Agreement") with Silicon Valley Bank ("SVB"). Pursuant to this Modification Agreement, SVB agreed to advance the Company up to $2,500,000 in excess of our specified borrowing availability, up to a maximum of $20,000,000, waive all defaults existing as of April 17, 2003, increase our current credit limit and change the maturity date of the Loan Agreement to September 30, 2003. As a condition of the Modification Agreement, SVB required guaranties ("Guaranties") up to a maximum of $2,500,000 from the Company's CEO and a significant investor ("Guarantors") for advances in excess of our credit limit. In addition, SVB required that each of the Guarantors enter into a subordination agreement ("Subordination Agreement"), whereby each Guarantor agreed to subordinate to SVB: (1) all of our present and future indebtedness and obligations to the Guarantor; and (2) all of the Guarantor's present and future security interests in our assets and property. Also, the Guarantors may not demand any payment, exercise any remedy or participate in any action with respect to the subordinated debt until our debts to SVB have been satisfied. The Modification Agreement also requires that we provide to SVB our plan to address certain operating issues including but not limited to: (i) consolidating our Colorado operations into a single location; (ii) reducing our inventory; (iii) resolving outstanding issues related to our liabilities with certain vendors; (iv) reducing certain expenses; and (v) identifying segments of our business that may be considered for sale. SVB's agreement to advance amounts in excess of the credit limit will terminate automatically upon the termination of the Guaranties.

On April 17, 2003, we issued SVB a fully vested, immediately exercisable and non-forfeitable warrant to purchase 2,000,000 shares of common stock at an exercise price of $0.105 per share pursuant to the Modification Agreement. The warrant expires on April 17, 2010. We determined the value of the warrants to be $159,000, based on the Black-Scholes option-pricing model with the following assumptions: no dividend yield, expected life - 7 years, volatility - 135%, and risk free interest rate - 3.5%. The fair value of the warrant is being recognized as interest expense over the term of the Modification Agreement, which expires on September 30, 2003.

As consideration for the Guaranties, we issued to the Guarantors (pro-rata) 25,000,000 shares of our common stock on April 21, 2003, and will issue an additional 12,500,000 shares to be effective July 15, 2003. We determined the fair value of the issued shares based on the market price of our stock on the date of the issuance, and recorded $2,500,000 of non-cash interest-expense during the second quarter. We expect that the Guaranties will continue through September 30, 2003 and, accordingly, the Guarantors will receive (pro-rata) an additional 12,500,000 shares on September 15, 2003. Subsequent to June 28, 2003, we entered into agreements with two additional shareholders to guarantee an additional $250,000 of borrowings from SVB in exchange for up to 5,000,000 common shares to be issued in July, October, and December 2003.

Note Agreements with Suppliers

During the first quarter of 2003, we entered into note agreements with four of our largest suppliers. The agreements converted certain accounts payable and accrued liability amounts outstanding at December 31, 2002 to notes payable. As of June 28, 2003, the total amount due under the notes is $19,864,000. Payment terms on the notes require full payment of all amounts due on specified dates over the period from July 2003 through December 2004. As of August 18, 2003, we are attempting to renegotiate the terms of the notes to extend the repayment period. The notes bear interest ranging from zero to 5.0%.

Commitments and Contractual Obligations

We are committed to make certain payments under long-term and other obligations. Our cash payments due under contractual obligations as of June 28, 2003 are as follows (in thousands):

(In thousands)	Less than 1 year	1 - 3 years	Total
Operating leases	$ 4,744	$3,441	$8,185
Unconditional purchase obligations	1,219	--	1,219
Long-term debt obligations	16,704	3,548	20,252
Capital lease obligations	168	212	380
	$22,835	$7,201	$30,036

We expect to fund these obligations through alternatives discussed above.

Cash Flows

As of June 28, 2003, we had limited cash and cash equivalents and negative working capital of $24,266,000. Cash and cash equivalents increased from December 28, 2002 by $684,000 due to the net of $7,684,000 of cash provided by operating activities, $2,026,000 used by investing activities and $4,974,000 used by financing activities. Cash provided by operating activities is primarily attributable to the net reductions in inventory of $14,433,000 and accounts receivable of $5,819,000, an increase in accounts payable of $1,928,000, less the net loss of $24,632,000. Inventory decreased as a result of both reduced inventory quantities and increased inventory reserves on certain end of life and older products. The reduction in accounts receivable is a combination of an increase in the allowance for doubtful accounts of $5,962,000 as a result of a major customer filing bankruptcy, and a decrease in gross accounts receivable, primarily due to decreased sales and improved cash collections during the first six months of 2003. The increase in accounts payable relates to increased product shipments from suppliers in June 2003. Cash used by investing activities is due to capital expenditures, primarily incurred on product tooling for the VXA tape drives. Cash used by financing activities is primarily due to net payments of $4,068,000 on our line of credit.

Recent Accounting Pronouncements

Information concerning recent accounting pronouncements is incorporated by reference from Item 1 above, "Financial Statements" under Note 8 of Notes to Consolidated Financial Statements.

Market Risk

In the ordinary course of our operations, we are exposed to certain market risks, primarily changes in foreign currency exchange rates and interest rates. Uncertainties that are either nonfinancial or nonquantifiable, such as political, economic, tax, other regulatory or credit risks are not included in the following assessment of our market risks. We are primarily impacted by fluctuations in the dollar/yen exchange rate as a result of outsourcing of certain manufacturing to Hitachi and others. Our borrowings under our line of credit agreement expose us to changes in interest rates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information concerning the Company's market risk is incorporated by reference from Item 2 above, 'Management's Discussion and Analysis of Financial Condition and Results of Operations,' under the caption, 'Market Risk.'

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of the Disclosure Controls and Procedures

The Company's management, with the participation of the Company's principal executive and principal financial officers, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 28, 2003. Based upon this evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were effective as of that date for purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports that the Company files under the Securities Exchange Act of 1934.

Changes in Internal Controls.

There were no changes in the Company's internal control over financial reporting that occurred during the Company's quarter ended June 28, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

CEO and CFO Certifications

Attached as exhibits to this Quarterly Report are certifications of the CEO and interim CFO. These certifications are required by Section 302 of the Sarbanes-Oxley Act of 2002. This section of the Quarterly Report contains information regarding the disclosure controls and procedures referred to in certifications. These certifications should be read in conjunction with this section for a more complete understanding of the topics presented.

PART II.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the second quarter of 2003, the Company issued 25,000,000 shares of its common stock to two guarantors of a total of $2,500,000 under the Company's revolving line of credit with Silicon Valley Bank. The common stock was issued in exchange for such guarantees to a significant investor in the Company and the Company's President who is also a stockholder of the Company. The Company believes that these parties met the standards for purchasers in a non-public offering, and the Company relied upon an exemption from securities registration for a non-public offering in selling those shares.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 23, 2003, we held an Annual Meeting of Stockholders. At the meeting, we asked stockholders to vote upon four proposals:

Proposal 1:     Elect 3 directors to hold office until the 2006 Annual Meeting.

Proposal 2:     Ratify the Board's selection of PricewaterhouseCoopers LLP as our independent accountants for fiscal 2003.

Proposal 3:     Amend the Restated Certificate of Incorporation to increase the number of our shares of authorized common stock from 100 million shares to 350 million shares.

Proposal 4:     Approve amendments to our Restated Certificate of Incorporation to effect a reverse split of our outstanding common stock pursuant to which any whole number of outstanding shares between and including two and 15 would be combined into one share of our common stock, and to authorize our Board, in its sole discretion, to select and file one of these amendments to effect a reverse stock split or to determine not to effect, and thereby abandon, the reverse stock split.

A total of 64,176,551 shares of Common Stock, Series G preferred, Series H preferred and Series I preferred combined, representing approximately 82% of the total shares eligible to vote, and 82% of the total votes of shares eligible to vote at the meeting, were represented at the meeting. The number of votes cast for, against or withheld, as well as abstentions and broker non-votes as to each proposal, are as follows:

	Votes For	Votes Against or Withheld	Abstentions and Broker Non-Votes
Proposal 1 - Election of Directors
Leonard W. Busse	62,441,864	1,734,686	N/A
Stephanie L. Smeltzer	62,436,839	1,739,711	N/A
Tom W. Ward	58,551,609	5,624,941	N/A

Proposal 2 - Ratification of appointment of PricewaterhouseCoopers LLP	63,937,478	107,967	130,836

Proposal 3 - Increase Number of Authorized Shares	62,058,774	2,094,292	23,214

Proposal 4 -- Amendment of Exabyte's Restated Certificate of Incorporation to effect a reverse split	62,780,359	1,364,985	30,936

Each of these proposals was passed by the stockholders. Information on the re-elected directors and the name of other directors who continued in office are described in Item 5 below, which information about the directors is incorporated herein by reference.

ITEM 5. OTHER INFORMATION

Directors And Executive Officers Of The Registrant

The directors and executive officers of the Company and their ages as of August 11, 2003, are as follows:

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

Mr. Leonard W. Busse, age 65, became a director of Exabyte in October 2002. Mr. Busse is a Certified Public Accountant. From 1998 to 2000, Mr. Busse was the Chief Financial Officer and a director of Worldbridge Broadband Services of Lakewood, CO, a telecom technical services company. Prior to Worldbridge, he was the Managing Director and Chief Executive Officer of First Citizens Bank Limited in Trinidad and Tobago from 1994 to 1996. Mr. Busse was also the President and Chief Executive Officer of The Pacific Bank of San Francisco from 1993 to 1994 and provided consulting services through his consulting company, The Busse Group, from 1989 to 1993. Prior to these positions, he held various executive management positions with Continental Illinois National Bank of Chicago over 25 years.

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

Ms. Stephanie L. Smeltzer, age 34, joined Exabyte as a director in September 2002. She is a Vice President with Meritage Private Equity Funds, a Denver-based fund with over $475 million in committed capital. Ms. Smeltzer joined Meritage in 2001. Prior to joining Meritage, Ms. Smeltzer earned an M.B.A. from Harvard Business School with high distinction as a George F. Baker Scholar. Previously, she was an investment banking professional with The Wallach Company, a boutique firm located in Denver, Colorado, during 1999. From 1995 to 1999, Ms. Smeltzer was an associate director with Arthur Andersen and co-founded their corporate finance practice in Moscow, Russia. Ms. Smeltzer is a member of the American Institute of Certified Public Accountants. Ms. Smeltzer also serves on the board of directors of Trillion Partners, a Meritage portfolio company.

Mr. G. Jackson Tankersley, Jr., age 54, has served on Exabyte's Board of Directors since November 2001. Mr. Tankersley previously served on Ecrix's Board of Directors from 1996 until November 2001. He is a co-founder and principal of Meritage Private Equity Funds, a Denver-based firm with more than $475 million of committed capital under management. Previously, Mr. Tankersley co-founded The Centennial Funds in 1981 and served as either its chief executive officer or chief investment officer until 1997. He began his career at Continental Illinois Bank in 1974 and joined its venture capital subsidiary in 1978. Mr. Tankersley also serves on the boards of directors of several private companies, some of which are Meritage portfolio companies.

Mr. Carroll A. Wallace, age 53, was engaged as a consultant in May 2003 to act as the interim Chief Financial Officer of Exabyte. Mr. Wallace was a partner at KPMG LLP from 1982 to 2002, at which time he retired from the firm. During Mr. Wallace's tenure at KPMG, he served as partner in charge of the audit department of the Denver, Colorado office from 1992 to 1995, and from 1995 through 2001, Mr. Wallace headed KPMG's Colorado technology practice which served companies ranging in size from early growth stage to large diverse corporations.

Mr. Wallace is the subject of an administrative proceeding commenced by the Securities and Exchange Commission in April, 1999, alleging that Mr. Wallace violated applicable auditing standards in the audit of financial statements of a public investment company for 1994 and 1995. The claims concern an alleged misclassification (in one year) and overstatement in the value of restricted securities held by the investment company in one particular portfolio company. Mr. Wallace denies all such claims. In December 2000, an administrative law judge at the SEC entered an initial decision adverse to Mr. Wallace and concluded that Mr. Wallace should be temporarily denied the privilege of practicing before the SEC as an accountant for one year. As stated in that decision, no fraud or investor losses were charged or proven. Mr. Wallace has appealed the decision to the Commission, and therefore the initial decision is not in effect. Mr. Wallace intends to continue to appeal this decision outside of the SEC, as necessary and appropriate.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibit Index
Exhibit Number	Description
2.1	Agreement and Plan of Merger among Exabyte Corporation, Bronco Acquisition, Inc., Ecrix Corporation, Certain Lenders, and Certain Investors, Dated as of August 22, 2001 (5)
3.1	Restated Certificate of Incorporation. (1)
3.2	Amendment to Restated Certificate of Incorporation. (2)
3.3	By-laws of the Company, as amended. (3)
3.4	Certificate of Designation of Series G Convertible Preferred Stock (4)
3.5	Certificate of Designation of Series H Convertible Preferred Stock (5)
3.6	Certificate of Designation of Series I Convertible Preferred Stock (6)
4.1	Article 4 of the Restated Certificate of Incorporation (included in Exhibit 3.1)
4.2	Article 1 of the By-laws of Exabyte Corporation, as amended (included in Exhibit 3.3)
4.3	Specimen stock certificate of Exabyte (5)
31	Rule 13a-14(a) Certifications.
32	Section 1350 Certification.
*10.1	Third Modification Agreement between Silicon Valley Bank and the Company, dated as of April 17, 2003. (7)
10.2	Guarantor Agreement among the Company, Meritage Private Equity Fund, L.P. and Tom Ward, dated as of April 17, 2003. (7)
10.3	Overadvance Guaranty among Silicon Valley Bank, the Company and Meritage Private Equity Fund, L.P., dated April 17, 2003. (7)
10.4	Overadvance Guaranty among Silicon Valley Bank, the Company and Tom Ward, dated April 17, 2003. (7)

*  Certain portions of this exhibit have been omitted as confidential.

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

(6)	Filed as an Exhibit to the Company's Current Report on Form 8-K, as filed with the SEC on May 20, 2002, and incorporated herein by reference.
(7)	Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q, as filed with the SEC on May 19, 2003, and incorporated herein by reference.

(b)     Reports on Form 8-K

The Company filed three Reports on Form 8-K for the second quarter of 2003:

  Current Report file April 24, 2003, regarding Item 5;
  Current Report filed May 14, 2003, regarding Items 7 and 12; and
  Current Report filed June 15, 2003, regarding Item 9.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

EXABYTE CORPORATION
Registrant
Date	August 18, 2003	By	/s/ Carroll A. Wallace
Carroll A. Wallace Interim Chief Financial Officer (Principal Financial and Accounting Officer)