Form 10-Q
period 2003-09-27
EXABYTE CORP /DE/
filed 2003-11-12
CIK 855109

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR SECTION 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2003

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

As of November 7, 2003, there were 88,451,109 shares outstanding of the Registrant's Common Stock (par value $0.001 per share).

EXABYTE CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets--December 28, 2002 and September 27, 2003 (unaudited)	3

Consolidated Statements of Operations--Three and Nine Months Ended September 28, 2002 and September 27, 2003 (unaudited)	4-5

Consolidated Statements of Cash Flows-- Nine Months Ended September 28, 2002 and September 27, 2003 (unaudited)	6

Notes to Consolidated Financial Statements (unaudited)	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	25

Item 4. Controls and Procedures	25

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds	26

Item 6. Exhibits and Reports on Form 8-K	27

SIGNATURE	29

PART I

Item 1. Financial Statements

Exabyte Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share data)	December 28, 2002	September 27, 2003 (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 664	$ 170
Accounts receivable, less allowances for uncollectible accounts and sales returns and programs of $3,559 and $7,999, respectively	31,873	17,646
Inventory, net	24,582	10,755
Other	1,851	1,469
Total current assets	58,970	30,040
Equipment and leasehold improvements, net	4,924	3,028
Goodwill	7,428	7,428
Other non-current assets	803	446
Total non-current assets	13,155	10,902
Total assets	$ 72,125	$ 40,942
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	30,624	9,339
Accrued liabilities (note 3)	13,139	8,892
Line of credit - Bank (note 5)	18,560	13,784
Current portion of notes payable - suppliers (note 5)	--	12,642
Current portion of other non-current liabilities	1,846	1,356
Total current liabilities	64,169	46,013
Notes payable, less current portions (note 5):
Suppliers	--	13,081
Others	--	2,939
Accrued warranties, less current portion	2,585	1,214
Other liabilities, less current portion	839	594
Total liabilities	67,593	63,841
Stockholders' equity (deficit):
Preferred stock; no series; $.001 par value; 18,350 shares authorized; no shares issued and outstanding	--	--
Preferred stock; series A; $.001 par value; 500 shares authorized; no shares issued and outstanding	--	--
Series G convertible preferred stock; $.001 par value; 1,500 shares authorized, issued and outstanding; aggregate liquidation preference at September 27, 2003 of $3,651 (note 1)	1	1
Series H convertible preferred stock; $.001 par value; 9,650 shares authorized; 9,650 and 7,296 shares issued and outstanding, respectively; aggregate liquidation preference at September 27, 2003 of $7,296	10	7
Series I convertible preferred stock; $.001 par value; 10,000 shares authorized; 8,438 shares issued and outstanding; aggregate liquidation preference at September 27, 2003 of $18,230	8	8
Common stock, $.001 par value; 100,000 shares authorized; 33,600 and 88,419 shares issued, respectively	34	88
Additional paid-in capital	98,476	106,721
Treasury stock, at cost; 342 and 96 shares outstanding, respectively	(2,060)	(578)
Accumulated deficit	(91,937)	(129,146)
Total stockholders' equity (deficit)	4,532	(22,899)
Commitments and contingencies (note 7)
Total liabilities and stockholder's equity (deficit)	$ 72,125	$ 40,942

See accompanying notes to the consolidated financial statements.

Exabyte Corporation and Subsidiaries
Consolidated Statements of Operations

(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	September 28, 2002	September 27, 2003

Net revenue (note 9)	$ 36,904	$ 24,555
Cost of goods sold	26,319	15,700
Gross profit	10,585	8,855

Operating expenses:
Selling, general and administrative	5,968	5,540
Research and development	5,700	1,979
Lease terminations and related costs (note 8)	--	4,707
Total operating expenses	11,668	12,226

Loss from operations	(1,083)	(3,371)

Other income (expense):
Interest expense (note 5):
Stock-based	--	(7,025)
Other	(379)	(908)
Total interest expense	(379)	(7,933)
Gain (loss) on foreign currency translation	37	(1,228)
Other, net	215	(26)

Loss before income taxes	(1,210)	(12,558)

Income tax expense	(28)	(18)

Net loss	$ (1,238)	$ (12,576)

Deemed dividend related to beneficial conversion feature of Series I preferred stock	(1,918)	--

Net loss available to common stockholders	$ (3,156)	$ (12,576)

Basic and diluted net loss per share	$ (0.10)	$ (0.17)

Weighted average common shares used in calculation of basic and diluted net loss per share	33,058	75,311

See accompanying notes to the consolidated financial statements.

Exabyte Corporation and Subsidiaries
Consolidated Statements of Operations

(Unaudited)
(In thousands, except per share data)

	Nine Months Ended
	September 28, 2002	September 27, 2003

Net revenue (note 9)	$ 109,159	$ 69,884
Cost of goods sold	89,412	58,102
Gross profit	19,747	11,782

Operating expenses:
Selling, general and administrative	21,835	23,664
Research and development	19,341	7,567
Lease terminations and related costs (note 8)	--	4,707
Total operating expenses	41,176	35,938

Loss from operations	(21,429)	(24,156)

Other income (expense):
Gain from sale of investment	1,500	--
Sale of technology	1,200	--
Interest expense (note 5):
Stock-based	(466)	(9,596)
Other	(1,228)	(2,036)
Total interest expense	(1,694)	(11,632)
Loss on foreign currency translation	(739)	(1,440)
Other, net	(222)	122

Loss before income taxes	(21,384)	(37,106)

Income tax benefit (expense)	419	(103)

Net loss	$ (20,965)	$ (37,209)

Deemed dividend related to beneficial conversion feature of Series I preferred stock	(4,557)	--

Net loss available to common stockholders	$ (25,522)	$ (37,209)

Basic and diluted net loss per share	$ (0.77)	$ (0.68)

Weighted average common shares used in calculation of basic and diluted loss per share	32,960	54,368

See accompanying notes to the consolidated financial statements.

Exabyte Corporation and Subsidiaries
Consolidated Statements of Cash Flows

(Unaudited)
(In thousands)

	Nine Months Ended
	September 28, 2002	September 27, 2003
Cash flows from operating activities:
Net loss	$ (20,965)	$ (37,209)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	5,479	3,185
Provision for uncollectible accounts receivable and sales returns and programs	3,447	6,823
Stock-based interest expense	541	9,596
Lease termination expense	--	4,707
Stock-based compensation expense	177	181
Gain on sale of investment	(1,500)	--
Loss on foreign currency translation of long-term obligation	--	1,045
Write-down of assets	4,075	--
Changes in assets and liabilities:
Accounts receivable, net	(13,030)	7,404
Inventory, net	10,217	15,222
Other current assets	(2,679)	382
Other non-current assets	42	357
Accounts payable	8,182	(339)
Accrued liabilities	(181)	(1,243)
Other non-current liabilities	(4,648)	(1,371)
Net cash provided (used) by operating activities	(10,843)	8,740
Cash flows from investing activities:
Purchase of equipment and leasehold improvements, net	(3,156)	(2,261)
Proceeds from sale of investments	1,590	--
Net cash used by investing activities	(1,566)	(2,261)
Cash flows from financing activities:
Proceeds from issuance of stock	7,132	12
Borrowings under bridge loan	1,000	--
Borrowings under line of credit - Bank	118,195	72,049
Payments on line of credit - Bank	(112,586)	(76,825)
Principal payments on notes payable and other non-current liabilities	(941)	(2,209)
Decrease in restricted cash	451	--
Net cash provided (used) by financing activities	13,251	(6,973)
Net increase (decrease) in cash and cash equivalents	842	(494)
Cash and cash equivalents at beginning of period	2,197	664
Cash and cash equivalents at end of period	3,039	170
Supplemental disclosure of non-cash financing activities:
Conversion of accounts payable to notes payable	--	$ 20,946
Conversion of accrued liabilities to notes payable	--	$ 4,049
Acquisition of inventory with note payable	--	$ 1,395
Common stock issued as dividends	$ 56	--
Treasury stock issued for services	$ 100	--
Conversion of bridge loan plus accrued interest to Series I preferred stock	$ 1,051	--
Settlement of accrued liability recorded as goodwill	$ 2,721	--

See accompanying notes to the consolidated financial statements.

Exabyte Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 1-BASIS OF PRESENTATION AND SUBSEQUENT EVENTS

Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements of Exabyte Corporation (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United State of America ("GAAP"), have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited interim consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements, and reflect all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation in accordance with GAAP. The results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year. These unaudited interim consolidated financial statements and related notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2002.

Liquidity and Basis of Presentation

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses for the last five fiscal years, negative cash flows from operations for the last three fiscal years, and had a stockholders' deficit and working capital deficit of $22,899,000 and $15,973,000, respectively, as of September 27, 2003.

The above factors raised substantial doubt about the Company's ability to continue as a going concern. Accordingly, the Company continues to reassess its current business plan and investigate various strategic alternatives to increase working capital and liquidity. These alternatives may include one or more of the following:

  strategic partnership or business combination;
  restructuring of maturities of debt, including notes payable to suppliers;
  obtaining additional debt or equity capital;
  restructuring of current operations or reductions in workforce; or
  sale of all or a portion of operating assets.

The Company will continue to evaluate these and other alternatives to obtain additional capital and funds to support its operations. The Company's primary sources of funds for operations have been cash generated from operations and the Company's revolving line of credit with a bank. As discussed below in "Subsequent Events," on November 7, 2003 the Company entered into a Media Distribution Agreement and sold preferred stock providing for combined total proceeds of $20,000,000.

In May 2003, one of the Company's major customers filed bankruptcy, and, during the first quarter of 2003, the Company fully reserved the amount of $5,962,000 on its accounts receivable with this customer. The related bad debt expense is included in selling, general and administrative expenses in the accompanying unaudited interim consolidated financial statements for the nine months ended September 27, 2003.

As discussed in note 5, during the first and third quarters of 2003, the Company converted certain accounts payable and accrued liability balances due suppliers to notes payable, in order to maintain an adequate level of liquidity and funds for operations.

During the nine months ended September 27, 2003, the Company terminated employment of 170 full- and part-time employees. These terminations affected employees in all areas of the Company including the sales, engineering and administrative functions. The Company had paid substantially all severance related to these terminations as of October 31, 2003. As of September 27, 2003, the Company had 246 employees as compared to 404 employees on December 28, 2002 and 422 employees on September 28, 2002.

Subsequent Events

On November 6, 2003, the sole shareholder of the Company's Series G Preferred Stock exchanged its preferred shares for approximately 2,515,000 shares of common stock. In addition, in October 2003, a preferred shareholder converted 616,500 shares of Series I Preferred Stock into approximately 1,034,000 shares of common stock.

On November 7, 2003, the Company entered into a Media Distribution Agreement ("MDA") with Imation Corp. ("Imation") whereby the Company granted Imation the exclusive worldwide marketing and distribution rights for the Company's proprietary removable data storage media. . In exchange for such rights, Imation will pay the Company a one-time distribution fee of $18,500,000, payable $10,000,000 upon execution of the MDA and $8,500,000 upon the achievement of a specified level of media sales by Imation subsequent to the effective date of the agreement. The Company expects to receive the $8,500,000 payment no later than December 31, 2003. Under the MDA, the Company agreed to grant Imation a second security interest in its intellectual property to secure the Company's obligations under the MDA and a seat as an observer on the Company's Board of Directors. The MDA has an indefinite term, but provides for termination by Imation upon 180 days prior written notice to the Company, or upon a material default by either party. If Imation terminates the MDA because of a material default by Exabyte, the Company must pay Imation a prorated portion of the distribution fee In addition, on November 7, 2003, Imation also purchased 1,500,000 shares of the Company's Series I Preferred Stock for $1,500,000.

Reclassifications

Certain reclassifications have been made to prior periods' balances to conform with the current periods' presentation.

Note 2-INVENTORY

Inventory, net of reserves for excess quantities and obsolescence, consists of the following:

(In thousands)	December 28, 2002	September 27, 2003

Raw materials and component parts	$ 11,038	$ 6,308
Work-in-process	834	--
Finished goods	12,710	4,447
	$24,582	$10,755

During the first quarter of 2003, the Company recorded a reserve of $6,849,000 for excess and obsolete inventory due to changes in sales forecasts and planned discontinuance of older tape drive and automation products.

Note 3-ACCRUED LIABILITIES

Accrued liabilities consist of the following:

(In thousands)	December 28, 2002	September 27, 2003

Compensation and benefits	$ 3,164	$ 2,301
Purchase commitments	5,211	1,305
Warranty and other related costs	2,464	1,496
Lease terminations and related costs	--	1,796
Other	2,300	1,994
	$13,139	$8,892

Note 4-EARNINGS PER COMMON SHARE AND STOCK-BASED COMPENSATION

Earnings Per Share

Basic earnings (loss) per share is based on the weighted average of all common shares issued and outstanding, and is calculated by dividing net income (loss) by the weighted average shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares used in the basic earnings (loss) per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding. For loss periods, the basic and diluted shares are equal, as the inclusion of potentially dilutive common shares would be anti-dilutive. The Company has incurred net losses for all periods presented in its Statements of Operations and, accordingly, basic and diluted shares are equal for all periods presented.

Options to purchase 13,366,000 and 14,617,000 shares of common stock were excluded from dilutive stock option calculations for the three-month periods ended September 28, 2002 and September 27, 2003, respectively, because their exercise prices were greater than the average fair market value of the Company's stock for the period, and as such were anti-dilutive. Additionally, options to purchase 6,305,000 and 11,293,000 shares of common stock were excluded from dilutive stock option calculations for the three-month periods ended September 28, 2002 and September 27, 2003, as these options were anti-dilutive as a result of the net loss incurred.

Options to purchase 13,335,000 and 14,617,000 shares of common stock were excluded from dilutive stock option calculations for the nine-month periods ended September 28, 2002 and September 27, 2003, respectively, because their exercise prices were greater than the average fair market value of the Company's stock for the period, and as such were anti-dilutive. Additionally, options to purchase 6,274,000 and 11,293,000 shares of common stock were excluded from dilutive stock option calculations for the nine-month periods ended September 28, 2002 and September 27, 2003, respectively, as these options were anti-dilutive as a result of the net losses incurred.

At September 27, 2003, the Company had three series of outstanding preferred stock, all of which were convertible into the Company's common stock. The assumed conversion of the preferred shares into common stock for the three- and nine-month periods ended September 28, 2002 and September 27, 2003, has been excluded from diluted share calculations, as the effect of the conversion features is anti-dilutive.

In addition, as a result of their anti-dilutive effect, accumulated preferred dividends of 581,000 and 2,598,000 shares of common stock have been excluded from diluted share calculations for the three-month and nine-month periods ended September 28, 2002 and September 27, 2003, respectively.

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

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	September 28, 2002	September 27, 2003	September 28, 2002	September 27, 2003

Net loss available to common stockholders, as reported	$ (3,156)	$ (12,576)	$ (25,522)	$ (37,209)

Add: Stock-based compensation expense included in reported net loss, net of related tax effects	99	--	177	181

Deduct: Total stock-based compensation expense determined under fair-value based method for all awards, net of related tax effects	(1,078)	(656)	(2,397)	(1,554)

Pro forma net loss available to common stockholders	$ (4,135)	$ (13,232)	$ (27,742)	$ (38,582)

Basic and diluted net loss per share:
As reported	$ (0.10)	$ (0.17)	$ (0.77)	$ (0.68)
Pro forma	$ (0.13)	$ (0.18)	$ (0.84)	$ (0.71)

Note 5-DEBT

Line of Credit

On April 17, 2003, the Company entered into a Third Modification Agreement ("Third Modification") of its Loan and Security Agreement dated June 18, 2002 ("Loan Agreement") with Silicon Valley Bank ("SVB"). Pursuant to this Third Modification, SVB agreed to advance the Company up to $2,500,000 in excess of its specified borrowing availability up to a maximum of $20,000,000, waive all defaults existing as of April 17, 2003, increase the Company's current credit limit and change the maturity date of the Loan Agreement to September 30, 2003. As a condition of the Third Modification, SVB required guaranties ("Guaranties") up to a maximum of $2,500,000 from the Company's CEO and a significant investor ("Guarantors") for advances in excess of the Company's credit limit. In addition, SVB required that each of the Guarantors enter into a subordination agreement ("Subordination Agreement"), whereby each Guarantor agreed to subordinate to SVB: (1) all of the Company's present and future indebtedness and obligations to the Guarantor; and (2) all of the Guarantor's present and future security interests in the Company's assets and property. Also, the Guarantors may not demand any payment, exercise any remedy or participate in any action with respect to the subordinated debt until Exabyte's debts to SVB have been satisfied. On October 10, 2003, the Company entered into the Fifth Modification Agreement ("Fifth Modification") which extended the Loan Agreement through September 30, 2005, under similar terms and conditions, including the continued maintenance of the Guaranties. The Fifth Modification provides for interest at 5.25% over the prime rate (4% at October 10, 2003), subject to a decrease upon the occurrence of specified "fundraising events," as defined. The Fifth Modification also includes certain financial covenants relating to operating results and limits on inventory levels with product distributors. Borrowings under the Fifth Modification continue to be based on eligible accounts receivable and inventory balances, as defined in the Loan Agreement. As a result of entering the Media Distribution Agreement and the sale of preferred stock discussed in note 1, the Company expects that the Guaranties will be terminated in November 2003.

As consideration for the Guaranties, the Company issued to the Guarantors (pro-rata) 25,000,000 shares of its common stock on April 21, 2003, 12,500,000 shares on July 15, 2003 and 12,500,000 shares effective September 15, 2003. During July, 2003, the Company entered into agreements with two additional shareholders to guarantee an additional $250,000 of borrowings from SVB in exchange for up to 2,500,000 common shares to be issued in July, and an additional 2,500,000 shares to be issued in October and December 2003. The Company determined the fair value of the issued shares based on the market price of the Company's stock on the date of issuance, and recorded $7,025,000 and $2,571,000 of stock-based interest-expense during the third and second quarters of 2003, respectively. The value of the total shares to be issued under the Guaranties is being recorded as interest expense over the anticipated period that such Guaranties will remain in effect.

In connection with the Third Modification, the Company issued SVB a fully vested, immediately exercisable and non-forfeitable warrant to purchase 2,000,000 shares of common stock at an exercise price of $0.105 per share pursuant to the Modification Agreement. The warrant expires on April 17, 2010. The Company determined the value of the warrants to be $159,000 based on the Black-Scholes option-pricing model with the following assumptions: no dividend yield, expected life - 7 years, volatility - 135%, and risk free interest rate - 3.5%. The fair value of the warrant was recognized as interest expense over the term of the Third Modification, which expired on September 30, 2003.

Notes Payable - Suppliers

During the first quarter of 2003, the Company entered into note payable agreements with four of its largest suppliers that converted certain accounts payable and accrued liability amounts outstanding at December 28, 2002 to notes payable. In September 2003, the Company entered into a note payable agreement with a fifth supplier for $5,970,000 which converted accounts payable and inventory purchase commitments to a note payable. The note is unsecured and is due monthly through 2007 with interest at 9.0%. In addition, the Company renegotiated the payment schedule for the largest of the four notes payable described above to extend payments originally due in 2003 and 2004 to 2005. As of September 27, 2003, the total amount due under all notes payable - suppliers is $25,723,000, of which $12,642,000 is due within one year. The notes require full payment of all amounts due through December 2007, bear interest at rates ranging from zero to 9.0%, paid monthly, and are payable as follows: 2003 - $2,734,000; 2004 - $12,429,000; 2005 - $7,639,000; 2006 - $1,753,000; 2007 - $1,168,000. The Company accounted for the modification of the liabilities under EITF 96-19, 'Debtors Accounting for a Modification or Exchange of Debt Instruments ("EITF 96-19"). In accordance with the provisions of EITF 96-19, the terms of the notes are not considered to be substantially different than the terms of the original liabilities. Accordingly, the notes are recorded at their principal amounts and the related interest expense is accounted for using the effective interest rate on each note.

Note Payable - Lessor

In September 2003, the Company entered into a note payable in the amount of $3,060,000 with the lessor of certain of its office and manufacturing facilities, in settlement of all past and future amounts due under the lease for such facilities. The note is unsecured, is payable interest only through September 2008, at which time the entire principal amount is due, and bears interest at the prime rate for the first year (4.0% at September 27, 2003), 6.0% for years two through four and 10.0% for year five. Interest on the note was imputed at a rate of 9.0% over the term of the note and, accordingly, the note was recorded net of discount of $359,000. The 9.0% rate was considered to be a market interest rate based on other borrowings of the Company. The discount will be recognized over the term of the note as additional interest expense using the effective interest method.

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

The following table details revenues from external customers by geographic area (foreign revenue is based on the country in which the customer is located):

	Three Months Ended		Nine Months Ended
(In thousands)	September 28, 2002	September 27, 2003	September 28, 2002	September 27, 2003
United States	$ 28,170	$ 17,773	$ 81,124	$ 48,851
Europe/Middle East	6,245	5,051	20,105	15,065
Asia Pacific	2,425	1,703	7,116	5,694
Other	64	28	814	274
	$36,904	$24,555	$109,159	$69,884

The following table presents revenue by product line:

	Three Months Ended		Nine Months Ended
(In thousands)	September 28, 2002	September 27, 2003	September 28, 2002	September 27, 2003
Drives	$ 8,633	$ 7,049	$ 28,523	$ 20,400
Libraries	7,037	2,921	24,765	9,547
Media	20,461	10,922	52,297	32,170
Service, spares, and other	1,849	3,684	6,795	8,499
Sales allowances	(1,076)	(21)	(3,221)	(732)
	$36,904	$24,555	$109,159	$69,884

The following tables summarize revenue to major customers:

	Net Revenue		% of Total Net Revenue
	Three Months Ended		Three Months Ended
(In thousands)	September 28, 2002	September 27, 2003	September 28, 2002	September 27, 2003
Customer A	$6,735	$4,995	18.3%	20.3%
Customer B	$5,618	$4,161	15.2%	16.9%
Customer C	$9,406	--	25.5%	--
	Net Revenue		% of Total Net Revenue
	Nine Months Ended		Nine Months Ended
(In thousands)	September 28, 2002	September 27, 2003	September 28, 2002	September 27, 2003
Customer A	$21,257	$12,549	19.5%	18.0%
Customer B	$16,591	$12,130	15.2%	17.4%
Customer C	$21,755	--	19.9%	--

No other customers accounted for 10% or more of net revenue in any of the above periods.

The following table details long-lived asset information by geographic area:

(In thousands)	December 28, 2002	September 27, 2003

United States	$12,861	$10,798
Europe	38	27
Asia Pacific	256	77
	$13,155	$10,902

Note 7-COMMITMENTS AND CONTINGENCIES

Litigation

The Company is, from time to time, subjected to certain claims, assertions or litigation by outside parties as part of its ongoing business operations. The outcomes of any such contingencies are not expected to have a material adverse impact on the consolidated financial condition, results of operations or cash flows of the Company. Outstanding litigation as of June 28, 2003, related to a lease default, was settled in October 2003, as discussed in note 8.

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

Warranty Costs

The Company establishes a warranty liability for the estimated cost of warranty-related claims at the time revenue is recognized. The following table summarizes information related to the Company's warranty reserve as of and for the nine-months ended September 27, 2003:

(In thousands)

Balance at December 28, 2002	$ 5,049
Accruals for warranties issued	1,259
Adjustments to warranties	(1,113)
Settlements made	(2,485)
Balance at September 27, 2003	$ 2,656

Note 8-LEASE TERMINATIONS

During the third quarter of 2003, the Company was in default under three lease agreements for facilities due to delinquent rental payments. For the first property, which included the Company's headquarters, the lessor terminated the original lease and subsequent short-term lease on June 30, 2003, and the Company ceased use of the building on that date. Remaining lease payments under the original lease totaled approximately $1,600,000. The lessor under this lease had commenced litigation against the Company and claimed damages relating to the rental default and an alleged failure to maintain the leased premises.

In October 2003, the Company reached a settlement with the lessor for the payment of the remaining lease payments over a one-year period commencing in November 2003. As discussed in note 5, the Company settled the default under a second lease for facilities through the issuance of a note payable, and the Company remains in default under a lease for its former San Diego, California sales office space, with a total obligation of approximately $170,000.

As a result of the lease terminations and settlements and the Company ceasing to use the leased facilities as of September 27, 2003, the Company recorded lease termination expense and related costs totaling $4,707,000 in the third quarter of 2003. Included in this amount is $4,498,000 of past and future rental payments (net of discount) and $972,000 of accelerated amortization of leasehold improvements, less $763,000 of related deferred rent concessions.

Note 9-REPAIR AND SERVICE ACTIVITIES

In July 2003, the Company entered into an agreement to outsource its repair and service functions to an outside third party, Teleplan Service Logistics, Inc. ("Teleplan"). The agreement provided for the Company to sell parts and service inventory to Teleplan and provides for the payment of future royalties to the Company by Teleplan for certain out-of-warranty repair services. In addition, the Company will reimburse Teleplan for specified product warranty related services. The Company recognized revenue and gross profit of approximately $1,600,000 and $950,000, respectively, related to the sale of parts and inventory to Teleplan during the third quarter of 2003.

Note 10-INCOME TAXES

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

At December 28, 2002, the Company had incurred domestic net operating loss carryforwards of approximately $172,000,000, which expire between 2005 and 2022. Under the Tax Reform Act of 1986, the amount of, and the benefit from, net operating losses that can be carried forward is limited due to a cumulative ownership change of more than 50% over a three-year period, which occurred in November 2001 in connection with the Ecrix merger. The portion of Exabyte's and Ecrix's pre-business combination tax carryovers, totaling $153,000,000, that can be utilized in any one taxable year for federal tax purposes is limited to approximately $1.2 million per year through 2021. Ownership changes after December 28, 2002 could further limit the utilization of the Company's remaining net operating loss carryforward of $19,000,000, in addition to any losses incurred subsequent to December 28, 2002.

Note 11-RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 provides guidance on how to identify a variable interest entity ("VIE") and determine when the assets, liabilities, and results of operations of a VIE need to be included in a company's consolidated financial statements. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders in a VIE. The provisions of FIN 46 are effective immediately for all VIEs created after January 31, 2003. For VIEs created before February 1, 2003, the provisions of FIN 46 must be adopted at the beginning of the first interim or annual reporting period beginning after June 15, 2003. While the Company is currently evaluating the potential impact of the adoption of FIN 46, the Company believes that it will not be subject to the consolidation or disclosure requirements of FIN 46.

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

Overview

We are a leading provider of information storage products, including tape drive products, automated tape libraries and recording media. Our strategic focus is data retrieval, backup and archival applications for workstations, midrange computer systems and networks. Computer manufacturers and resellers require a variety of storage products, which vary in price, performance, capacity and form-factor characteristics as their needs for reliable data backup and archival storage increase. Our strategy is to offer a number of products to address a broad range of these requirements.

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

Recent Developments

On November 7, 2003, the Company entered into a Media Distribution Agreement and sold preferred stock for a combined total of $20,000,000 in proceeds.

On November 6, 2003, the sole shareholder of the Company's Series G Preferred Stock exchanged its preferred shares for approximately 2,515,000 shares of common stock.

In September 2003, the Company converted certain accounts payable amounts and inventory purchase commitments due to a supplier into long-term debt.

During the third quarter and in October 2003, the Company settled and recorded its obligations under certain lease agreements for facilities.

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

Results of Operations

The following table sets forth our operating results as a percentage of revenue for each period presented.

	Three Months Ended		Nine Months Ended
	September 28, 2002	September 27, 2003	September 28, 2002	September 27, 2003

Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	71.3	63.9	81.9	83.1

Gross profit	28.7	36.1	18.1	16.9
Operating expenses:
Selling, general and administrative	16.2	22.6	20.0	33.9
Research and development	15.4	8.1	17.7	10.9
Lease terminations and related costs	--	19.1	--	6.7
Total operating expenses	31.6	49.8	37.7	51.5

Loss from operations	(2.9)	(13.7)	(19.6)	(34.6)

Other income (expense):
Interest expense	(1.0)	(32.4)	(1.5)	(16.6)
Gain (loss) on foreign currency translation	0.1	(5.0)	(0.7)	(2.1)
Gain from sale of investment	--	--	1.4	--
Sale of technology	--	--	1.1	--
Other	0.5	--	(0.3)	0.2

Loss before income taxes	(3.3)	(51.1)	(19.6)	(53.1)

Income tax (expense) benefit	(0.1)	(0.1)	0.4	(0.1)

Net loss	(3.4)%	(51.2)%	(19.2)%	(53.2)%

Deemed dividend related to beneficial conversion feature of Series I preferred stock	(5.2)	--	(4.2)	--

Net loss available to common stockholders	(8.6)%	(51.2)%	(23.4)%	(53.2)%

Net Revenue

The following tables present our revenue by product in absolute dollars and as a percentage of revenue for each period presented.

(In thousands)	Three Months Ended		Nine Months Ended
	September 28, 2002	September 27, 2003	September 28, 2002	September 27, 2003

Drives	$ 8,633	$ 7,049	$ 28,523	$20,400
Libraries	7,037	2,921	24,765	9,547
Media	20,461	10,922	52,297	32,170
Service, spares and other	1,849	3,684	6,795	8,499
Sales allowances	(1,076)	(21)	(3,221)	(732)
	$36,904	$24,555	$109,159	$69,884

As a percentage of net revenue:

	Three Months Ended		Nine Months Ended
	September 28, 2002	September 27, 2003	September 28, 2002	September 27, 2003

Drives:	23.4%	28.7%	26.1%	29.2%
Libraries	19.1	11.9	22.7	13.7
Media	55.4	44.5	47.9	46.0
Service, spares and other	5.0	15.0	6.2	12.2
Sales allowances	(2.9)	(0.1)	(2.9)	(1.1)
	100.0%	100.0%	100.0%	100.0%

Our net revenue decreased by 33.5% from $36,904,000 in the third quarter of 2002 to $24,555,000 in the third quarter of 2003. Our revenue decreased by 36.0% from $109,159,000 in the first nine months of 2002 to $69,884,000 in the first nine months of 2003. Both decreases are principally due to the continued downturn in business spending, the bankruptcy of a significant customer, the delay in achieving increased revenue from OEM customers due to longer than anticipated sales lead times with these customers, and continued liquidity constraints, which resulted in reduced inventory shipments to us. As percentages of total net revenue, revenue from drives increased for the third quarter and the first nine months of 2003 over the same periods in 2002. For 2003, revenue from VXA®-1 and VXA®-2 drives continued to replace declining sales of M2™ drives. We began shipping VXA®-2 drives to the OEM channel in May 2003. Media revenue decreased as a percentage of total revenue in both the third quarter and the first nine months of 2003, as compared to the same periods in 2002, primarily due to increases in drive revenue as a percentage of total revenue and decreased media shipments to distributors at the end of the third quarter of 2003 compared to 2002. Total revenue, and revenue as a percentage of total revenue from service, spares and other increased in 2003 primarily as a result of the sales of parts and service inventory to Teleplan. Total service revenue, and related costs, may decrease significantly in the future as a result of the outsourcing of this function to Teleplan.

As a percentage of total net revenue, revenue from libraries decreased from 19.1% in the third quarter of 2002 to 11.9% in the third quarter of 2003. For the first nine months of 2002, library revenue as percentage of total net revenue decreased from 22.7% to 13.7% in the first six months of 2003. Both decreases are primarily the result of our inability to fulfill sales orders due to reduced library shipments from our supplier.

The following table details our revenue from different customer types as a percentage of total net revenue for the periods presented:

	Three Months Ended		Nine Months Ended
	September 28, 2002	September 27, 2003	September 28, 2002	September 27, 2003

Distributor/Reseller	80.6%	64.1%	78.0%	58.9%
OEM	15.7	20.2	16.8	20.9
End-users and other	3.7	15.7	5.2	20.2
	100.0%	100.0%	100.0%	100.0%

Revenue from distributor/reseller customers decreased as a percentage of net revenue from the third quarter and the first nine months of 2002, as compared to the same periods in 2003, while revenue from OEM and end-user customers (primarily service, repair and sales of spare parts) increased for the comparable periods. Our ongoing effort to sell VXA® products to OEMs is an important part of our business plan and return to profitability and such sales, as well as sales of Mammoth products, continued to increase throughout 2003. Revenue from end-users and other increased for both the three- and nine-month periods in 2003 due to the sale of parts and service inventory to Teleplan.

Geographically, revenue is attributed to the customer's location. The following table summarizes our revenue in different geographic locations as a percentage of total net revenue for the periods presented:

	Three Months Ended		Nine Months Ended
	September 28, 2002	September 27, 2003	September 28, 2002	September 27, 2003

United Sates	76.3%	72.4%	74.3%	69.9%
Europe/Middle East	16.9	20.6	18.4	21.6
Asia Pacific	6.6	6.9	6.5	8.1
Other	0.2	0.1	0.8	0.4
	100.0%	100.0%	100.0%	100.0%

The following table summarizes customers who accounted for 10% or more of our revenue in the periods presented:

	Three Months Ended		Nine Months Ended
	September 28, 2002	September 27, 2003	September 28, 2002	September 27, 2003

Customer A	18.3%	20.3%	19.5%	18.0%
Customer B	15.2%	16.9%	15.2%	17.4%
Customer C	25.5%	--	19.9%	--

No other customers accounted for 10% or more of revenue in any of these periods. We cannot guarantee that revenue from these or any other customers will continue to represent the same percentage of our revenue in future periods. Our customers also sell competing products and customers continually review new technologies which causes our revenue to vary from period to period.

Cost of Goods Sold and Gross Margin

Our cost of goods sold includes the actual cost of all materials, labor and overhead incurred in the manufacturing and service processes, as well as certain other related costs, which include primarily provisions for warranty repairs and inventory reserves. Our cost of goods sold decreased from $26,319,000 for the third quarter of 2002 to $15,700,000 for the third quarter of 2003; and our cost of goods sold for the first nine months of 2002 and 2003 decreased from $89,412,000 to $58,102,000, respectively, due to decreased revenue. Our gross margin percentage increased from 28.7% in the third quarter of 2002 to 36.1% in the third quarter of 2003 and decreased from 18.1% for the first nine months of 2002 to 16.9% for the first nine months of 2003. During the third quarter of 2003 and the first nine months of 2003, cost of goods sold included approximately $650,000 of net costs associated with the approximately $1,600,000 of parts and service inventory sold to Teleplan, which represents a higher than normal gross margin. In the first nine months of 2002, cost of goods sold included restructuring charges of $3,857,000, and in the first nine months of 2003, cost of goods sold included additional inventory reserves of $6,849,000. Excluding the restructuring charges in 2002, and the additional inventory reserves and the increased gross margin on the goods sold to Teleplan in 2003, our cost of goods sold for the first nine months of 2002 and 2003 decreased from $85,555,000 to $50,455,000, respectively, and our gross margin percentage increased from 21.6% to 27.8%, respectively. For the third quarter and first nine months of 2003, gross margins were positively impacted by decreases in fixed costs, due to headcount reductions in 2002 and early 2003; decreased warranty reserves, primarily resulting from the decrease in the number of units under warranty for Mammoth and M2™ products; an overall decrease in standard warranty cost per unit and lower freight costs in 2003. Gross profit for the first nine months of 2002 was negatively impacted by increased inventory reserves, the write-off of an in-process capital asset project and additional reserves recorded for vacated excess facilities.

Operating Expenses

Selling, general and administrative ("SG&A") expenses include salaries, sales commissions, advertising expenses and marketing programs. These expenses decreased from $5,968,000 in the third quarter of 2002 to $5,540,000 for the same period in 2003. The decrease is the result of headcount reductions in 2002 and 2003, the impact of which was primarily realized in the second and third quarters of 2003, and overall cost control measures implemented in 2003, which included limitations on expense increases and new hiring. For the first nine months of 2002 and 2003, SG&A expenses increased from $21,835,000 to $23,664,000, respectively. For the first nine months of 2002, SG&A expenses included restructuring charges of $688,000, and for the first nine months of 2003, SG&A expenses included $5,962,000 for bad debt expense related to a major customer. Excluding these charges for the respective nine-month periods of 2002 and 2003, SG&A expenses were $21,147,000 and $17,702,000, respectively. As noted above, this decrease is the result of headcount reductions and cost reductions in substantially all areas.

Research and development expenses decreased from $5,700,000 in the third quarter of 2002 to $1,979,000 for the same period in 2003. For the first nine months of 2002 and 2003, these expenses decreased from $19,341,000 to $7,567,000, respectively. The decreases in both the third quarter and nine-month periods of 2003 are the result of significant headcount reductions, lower costs for external engineering, and a decrease in costs incurred in developing VXA and related automation products. Management believes that the Company continues to have the necessary resources in place to meet all technology related milestones.

During the third quarter of 2003, the Company was in default under three lease agreements for facilities due to delinquent rental payments. For the first property, which included the Company's headquarters, the lessor terminated the original lease and subsequent short-term lease on June 30, 2003, and the Company ceased use of the building on that date. Remaining lease payments under the original lease total approximately $1,600,000. The lessor under this lease commenced litigation against the Company and claimed damages relating to the rental default and an alleged failure to maintain the leased premises. In October 2003, the Company reached a settlement with the lessor for the payment of the remaining lease payments over a one-year period commencing in November 2003.

In September 2003, the Company entered into a note payable in the amount of $3,060,000 with the lessor of certain of its office and manufacturing facilities, in settlement of all past and future amounts due under the lease for such facilities. The note is unsecured, is payable interest only through September 2008, at which time the entire principal amount is due, and bears interest at the prime rate for the first year (4.0% at September 27, 2003), 6.0% for years two through four and 10.0% for year five. Interest on the note was imputed at a rate of 9.0% over the term of the note and, accordingly, the note was recorded net of discount of $359,000. The 9.0% rate was considered to be a market interest rate based on other borrowings of the Company. The discount will be recognized over the term of the note as additional interest expense using the effective interest method. The Company remains in default under the third lease for its former San Diego, California sales office space, with a total obligation of approximately $170,000.

As a result of the lease terminations and the Company's ceasing to use the leased facilities, the Company recorded lease termination expense and related costs totaling $4,707,000 in the third quarter of 2003. Included in this amount is $4,498,000 of past and future rental payments (net of discount) and $972,000 of accelerated amortization of leasehold improvements, less $763,000 of related deferred rent concessions.

Other Income (Expense), Net

Other income (expense), net consists primarily of income from the sales of our ownership interests in other companies, a one-time sale of technology, interest expense, foreign currency fluctuation gains and losses and other miscellaneous items. For the third quarter of 2003, other income (expense) includes interest expense of $7,933,000, of which $7,025,000 was stock-based interest related to the issuance of common stock in exchange for investor guaranties on our bank line of credit. The remaining interest expense was cash interest and fees incurred on our bank line of credit. For the first nine months of 2003, interest expense includes stock-based interest totaling $9,596,000 and $2,036,000 of cash interest and fees incurred on our bank line of credit. For the third quarter and first nine months of 2002, we recognized interest expense of $379,000 and $1,694,000, respectively, of which $541,000 related to the beneficial conversion feature of a bridge loan and the value of related stock warrants. Interest incurred on our bank line of credit was higher in 2003 compared to 2002 due to an interest rate of 9.5% for 2003 as compared to 5.5% for 2002.

During the second quarter of 2002, we sold our remaining ownership interest in CreekPath Systems, Inc., resulting in a gain of $1,500,000. Also, during the first quarter of 2002, we recognized income of $1,200,000 related to the sale of a manufacturing license agreement. Both of these items are included in other income for first nine months of 2002.

The result of foreign currency translations fluctuated from a gain of $37,000 to a loss of $1,228,000 for the third quarter of 2002 and 2003, respectively. The loss from foreign currency translation increased from a loss of $739,000 to a loss of $1,440,000 for the first nine months of 2002 and 2003, respectively. These fluctuations resulted primarily from a significant strengthening of the Japanese Yen and the Euro against the U.S. dollar in 2002 versus 2003, particularly in September 2003.

Taxes

The provision for income taxes for the third quarter and first nine months of 2003 represents foreign taxes. During the first quarter of 2002, we recorded the benefit of a federal tax refund in the amount of $453,000 offset by a provision of $111,000 related to state and foreign taxes. Based on cumulative operating losses over the prior five years and future profitability uncertainty, we continue to reserve 100% of our deferred tax assets. We believe a 100% valuation allowance will be required until we attain a consistent and predictable level of profitability.

At December 28, 2002, we had incurred domestic net operating loss carryforwards of approximately $172,000,000, which expire between 2005 and 2022. Under the Tax Reform Act of 1986, the amount of, and the benefit from, net operating losses that can be carried forward is limited due to a cumulative ownership change of more than 50% over a three-year period, which occurred in November 2001 in connection with the Ecrix merger. The portion of Exabyte's and Ecrix's pre-business combination tax carryovers, totaling $153,000,000, that can be utilized in any one taxable year for federal tax purposes is limited to approximately $1.2 million per year through 2021. Ownership changes after December 28, 2002 could further limit the utilization of our remaining net operating loss carryforward of $19,000,000, in addition to any losses incurred subsequent to December 28, 2002.

Liquidity and Capital Resources

Financial Condition

We have incurred operating losses for the last five fiscal years, negative cash flows from operations for the last three fiscal years, and had a stockholders' deficit and working capital deficit of $22,899,000 and $15,973,000, respectively as of September 27, 2003. In addition, as of September 27, 2003, we had limited cash and cash equivalents and limited available borrowings under our line of credit.

The above factors raised substantial doubt about whether we can continue as a going concern. Accordingly, we have continued to reassess our business and investigate various strategic alternatives to increase liquidity. These alternatives may include one or more of the following:

  strategic partnership or business combination;
  restructuring of maturities of debt, including notes payable to suppliers;
  obtaining additional debt or equity capital;
  restructuring of current operations or reduction in workforce; or
  sale of all or a portion of our operating assets.

During the second and third quarters of 2003, we have been actively negotiating with certain of our trade creditors to reduce amounts owed to them and to establish deferred payment plans. We have entered into revised arrangements with certain vendors. In addition, we have negotiated extended payment plans with certain major suppliers, as discussed below. We will continue to evaluate alternatives to obtain funds to support our operations.

On November 7, 2003, we entered into a Media Distribution Agreement ("MDA") with Imation Corp. ("Imation") whereby the Company granted Imation the exclusive worldwide marketing and distribution rights for our proprietary removable data storage media. In exchange for such rights, Imation will pay the Company a one-time distribution fee of $18,500,000, payable $10,000,000 upon execution of the MDA and $8,500,000 upon the achievement of a specified level of media sales by Imation subsequent to the effective date of the agreement. We expect to receive the $8,500,000 payment no later than December 31, 2003. Under the MDA, we agreed to grant to Imation a second security interest in the Company's intellectual property to secure our obligations under the MDA and a seat as an observer on the Company's Board of Directors. The MDA has an indefinite term, but provides for termination by Imation upon 180 days prior written notice to the Company, or upon a material default by either party. If Imation terminates the MDA because of a material default by the Company, we must pay Imation a prorated portion of the distribution fee. In addition, on November 7, 2003, Imation also purchased 1,500,000 shares of the Company's Series I Preferred Stock for $1,500,000.

Commercial Obligations

On April 17, 2003, we entered into a Third Modification Agreement ("Third Modification") of its Loan and Security Agreement dated June 18, 2002 ("Loan Agreement") with Silicon Valley Bank ("SVB"). Pursuant to this Third Modification, SVB agreed to advance the Company up to $2,500,000 in excess of its specified borrowing availability up to a maximum of $20,000,000, waive all defaults existing as of April 17, 2003, increase the Company's current credit limit and change the maturity date of the Loan Agreement to September 30, 2003. As a condition of the Third Modification, SVB required guaranties ("Guaranties") up to a maximum of $2,500,000 from our CEO and a significant investor ("Guarantors") for advances in excess of the Company's credit limit. In addition, SVB required that each of the Guarantors enter into a subordination agreement ("Subordination Agreement"), whereby each Guarantor agreed to subordinate to SVB: (1) all of the Company's present and future indebtedness and obligations to the Guarantor; and (2) all of the Guarantor's present and future security interests in the Company's assets and property. Also, the Guarantors may not demand any payment, exercise any remedy or participate in any action with respect to the subordinated debt until Exabyte's debts to SVB have been satisfied. On October 10, 2003, we entered into the Fifth Modification Agreement ("Fifth Modification") which extended the Loan Agreement through September 30, 2005, under similar terms and conditions, including the continued maintenance of the Guaranties. The Fifth Modification provides for interest at 5.25% over the prime rate, subject to a decrease upon the occurrence of specified "fundraising events," as defined. The Fifth Modification also includes certain financial covenants relating to operating results and limits on inventory levels with product distributors. Borrowings under the Fifth Modification continue to be based on eligible accounts receivable and inventory balances, as defined in the Loan Agreement. As a result of entering the Media Distribution Agreement and the sale of preferred stock discussed in note 1, we expect that the Guaranties will be terminated in November 2003.

As consideration for the Guaranties, we issued to the Guarantors (pro-rata) 25,000,000 shares of its common stock on April 21, 2003, 12,500,000 shares on July 15, 2003 and 12,500,000 shares effective September 15, 2003. During July, 2003, we entered into agreements with two additional shareholders to guarantee an additional $250,000 of borrowings from SVB in exchange for up to 2,500,000 common shares to be issued in July and an additional 2,500,000 shares to be issued in October and December 2003. The Company determined the fair value of the issued shares based on the market price of our stock on the date of issuance, and recorded $7,025,000 and $2,571,000 of stock-based interest-expense during the third and second quarters of 2003, respectively. The value of the total shares to be issued under the Guaranties is being recorded as interest expense over the anticipated period that such Guaranties will remain in effect.

In connection with the Third Modification, we issued SVB a fully vested, immediately exercisable and non-forfeitable warrant to purchase 2,000,000 shares of common stock at an exercise price of $0.105 per share pursuant to the Modification Agreement. The warrant expires on April 17, 2010. We determined the value of the warrants to be $159,000 based on the Black-Scholes option-pricing model with the following assumptions: no dividend yield, expected life - 7 years, volatility - 135%, and risk free interest rate - 3.5%. The fair value of the warrant was recognized as interest expense over the term of the Third Modification, which expired on September 30, 2003.

Notes Payable - Suppliers

During the first quarter of 2003, we entered into note payable agreements with four of our largest suppliers that converted certain accounts payable and accrued liability amounts outstanding at December 28, 2002 to notes payable. In September 2003, we entered into a note payable agreement with a fifth supplier for $5,970,000 which converted accounts payable and inventory purchase commitments to a note payable. The note is unsecured and is due monthly through 2007 with interest at 9.0%. In addition, we renegotiated the payment schedule for the largest of the four notes payable described above to extend payments originally due in 2003 and 2004 to 2005. As of September 27, 2003, the total amount due under all notes payable - suppliers is $25,723,000, of which $12,642,000 is due within one year. The notes require full payment of all amounts due through December 2007, bear interest at rates ranging from zero to 9.0%, paid monthly, and are payable as follows: 2003 - $2,734,000; 2004 - $12,429,000; 2005 - $7,639,000; 2006 - $1,753,000; 2007 - $1,168,000. We accounted for the modification of the liabilities under EITF 96-19, 'Debtors Accounting for a Modification or Exchange of Debt Instruments ("EITF 96-19"). In accordance with the provisions of EITF 96-19, the terms of the notes are not considered to be substantially different than the terms of the original liabilities. Accordingly, the notes are recorded at their principal amounts and the related interest expense is accounted for using the effective interest rate on each note.

Note Payable - Lessor

In September 2003, we entered into a note payable in the amount of $3,060,000 with the lessor of certain of our office and manufacturing facilities, in settlement of all past and future amounts due under the lease for such facilities. The note is unsecured, is payable interest only through September 2008, at which time the entire principal amount is due, and bears interest at the prime rate for the first year (4.0% at September 27, 2003), 6.0% for years two through four and 10.0% for year five. Interest on the note was imputed at a rate of 9.0% over the term of the note and, accordingly, the note was recorded net of discount of $359,000. The 9.0% rate was considered to be a market interest rate based on other borrowings of the Company. The discount will be recognized over the term of the note as additional interest expense using the effective interest method.

Commitments and Contractual Obligations

We are committed to make certain payments under long-term and other obligations. Our cash payments due under contractual obligations as of September 27, 2003 are as follows (in thousands):

(In thousands)	Less than 1 year	1 - 3 years	Total
Operating leases	$ 1,178	$ 3,174	$ 4,352
Unconditional purchase obligations	1,305	--	1,305
Long-term debt obligations:
Suppliers	13,365	14,062	27,427
Other	178	4,033	4,211
Capital lease obligations	92	128	220
	$16,118	$21,397	$37,515

We expect to fund these obligations through alternatives discussed above including amounts to be received from Imation as discussed in "Liquidity and Capital Resources."

Cash Flows

As of September 27, 2003, we had limited cash and cash equivalents and negative working capital of $15,973,000. Cash and cash equivalents decreased from December 28, 2002 by $494,000 due to the net of $8,740,000 of cash provided by operating activities, $2,261,000 used by investing activities and $6,973,000 used by financing activities. Cash provided by operating activities is primarily attributable to the net reductions in inventory of $15,221,000 and accounts receivable of $7,404,000, less the net loss of $37,209,000 reduced by stock-based interest expense of $9,596,000, lease termination expense and related costs of $4,707,000 and loss on foreign currency translation of $1,045,000. Inventory decreased as a result of both reduced inventory quantities and the sale of parts and service repair inventory to Teleplan. The reduction in accounts receivable is a combination of an increase in the allowance for doubtful accounts of $5,962,000 as a result of a major customer filing bankruptcy, and a decrease in gross accounts receivable, primarily due to improved cash collections and decreased revenue during the first nine months of 2003. Cash used by investing activities is due to capital expenditures, primarily incurred on product tooling for the VXA tape drives. Cash used by financing activities is primarily due to net payments of $4,776,000 on our bank line of credit and $2,209,000 on our long-term obligations.

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 provides guidance on how to identify a variable interest entity ("VIE") and determine when the assets, liabilities, and results of operations of a VIE need to be included in a company's consolidated financial statements. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders in a VIE. The provisions of FIN 46 are effective immediately for all VIEs created after January 31, 2003. For VIEs created before February 1, 2003, the provisions of FIN 46 must be adopted at the beginning of the first interim or annual reporting period beginning after June 15, 2003. While the Company is currently evaluating the potential impact of the adoption of FIN 46, we believe that we will not be subject to the consolidation or disclosure requirements of FIN 46.

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

Item 4. Controls and Procedures

Evaluation of the Disclosure Controls and Procedures

The Company's management, with the participation of the Company's principal executive and principal financial officers, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 27, 2003. Based upon this evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were effective as of that date for purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports that the Company files under the Securities Exchange Act of 1934.

Changes in Internal Controls

There were no changes in the Company's internal control over financial reporting that occurred during the Company's quarter ended September 27, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

CEO and CFO Certifications

Attached as exhibits to this Quarterly Report are certifications of the CEO and CFO. These certifications are required by Section 302 of the Sarbanes-Oxley Act of 2002. This section of the Quarterly Report contains information regarding the disclosure controls and procedures referred to in certifications. These certifications should be read in conjunction with this section for a more complete understanding of the topics presented.

PART II.

Item 2. Changes in Securities and Use of Proceeds

During the third quarter of 2003, the Company issued 27,500,000 shares of its common stock to four guarantors for guaranties in the amount of $2,750,000 under the Company's revolving line of credit with Silicon Valley Bank. The common stock was issued in exchange for such guarantees to a significant investor in the Company and the Company's President who is also a stockholder of the Company. The Company believes that these parties met the standards for purchasers in a non-public offering, and the Company relied upon an exemption from securities registration for a non-public offering in selling those shares.

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibit Index
Exhibit Number	Description
2.1	Agreement and Plan of Merger among Exabyte Corporation, Bronco Acquisition, Inc., Ecrix Corporation, Certain Lenders, and Certain Investors, Dated as of August 22, 2001 (5)
3.1	Restated Certificate of Incorporation. (1)
3.2	Amendment to Restated Certificate of Incorporation. (2)
3.3	By-laws of the Company, as amended. (3)
3.4	Certificate of Designation of Series G Convertible Preferred Stock (4)
3.5	Certificate of Designation of Series H Convertible Preferred Stock (5)
3.6	Certificate of Designation of Series I Convertible Preferred Stock (6)
4.1	Article 4 of the Restated Certificate of Incorporation (included in Exhibit 3.1)
4.2	Article 1 of the By-laws of Exabyte Corporation, as amended (included in Exhibit 3.3)
4.3	Specimen stock certificate of Exabyte (5)
31	Rule 13a-14(a) Certifications.
32	Section 1350 Certification.
10.1	Fifth Modification Agreement dated as of October 10, 2003, by and between Silicon Valley Bank and the Company. (7)
10.2

Form of Overadvance Guarantor Consent with Builder Investment Partnership, Meritage Private Equity Fund, L.P., Tom Ward and Crestview Capital Fund II, L.P., which is attached to the Fifth Modification Agreement referenced in Exhibit 10.1. (7)

*10.3	Exabyte Payment and Repayment Plan, among the Company, Nihon Exabyte Corporation and Hitachi, Ltd., dated August 25, 2003.
*10.4	Agreement for Debt Restructuring and Modification of Manufacturing Terms, among the Company, Solectron Corporation and Shinei International Pte. Ltd., dated September 1, 2003.
*10.5	Depot Repair Services Agreement, among the Company and Teleplan Holding USA, Inc., dated June 2003.
*10.6	Settlement Agreement, among the Company and 1685-1775 38th St, LLC, dated November 4, 2003.
10.7	Lease Termination Agreement, among the Company and Eastpark, LLC f/k/a Eastpark Associates, Ltd., dated September 26, 2003.
10.8	Promissory Note among the Company and Eastpark, LLC f/k/a Eastpark Associates, Ltd., dated September 1, 2003.

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

(6)	Filed as an Exhibit to the Company's Current Report on Form 8-K, as filed with the SEC on May 20, 2002, and incorporated herein by reference.
(7)	Filed as an Exhibit to the Company's Current Report on Form 8-K, as filed with the SEC on October 17, 2003, and incorporated herein by reference.

(b)     Reports on Form 8-K

The Company filed two Reports on Form 8-K for the third quarter of 2003:

  Current report filed August 21, 2003, regarding Items 12 and 7.
  Current report filed October 17, 2003, regarding Items 5 and 7.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

EXABYTE CORPORATION
Registrant
Date	November 11, 2003	By	/s/ Carroll A. Wallace
Carroll A. Wallace Chief Financial Officer (Principal Financial and Accounting Officer)