Form 10-K
period 2004-01-03
EXABYTE CORP /DE/
filed 2004-03-31
CIK 855109

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended January 3, 2004 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________________ to ___________________________.

Commission File Number: 0-18033

EXABYTE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	84-0988566
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2108 55th Street, Boulder, Colorado	80301
(Address of principal executive offices)	(Zip Code)

(Registrant's Telephone Number, including area code)	(303) 442-4333

Securities registered pursuant to Section 12(b) of the Act:
(Title of each class)	(Name of each exchange on which registered)
N/A	N/A

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which common equity was last sold as of June 27, 2003, the last business day of the registrant's most recently completed second fiscal quarter was $3,135,668.80. (a)

The aggregate number of shares of common stock outstanding as of March 8, 2004 was 97,833,220.

Documents Incorporated by Reference

Portions of the registrant's definitive proxy statement for the 2004 Annual Meeting are incorporated by reference into Part III of this report. The registrant's definitive proxy statement will be filed with the SEC on or before May 3, 2004.

__________________________________

(a) Excludes 29,582,421 shares of common stock held by directors, executive officers and stockholders whose ownership exceeds ten percent of the common stock outstanding at June 27, 2003. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of registrant, or that such person is controlled by or under common control with the registrant.

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

PART I

ITEM 1.

INFORMATION REGARDING OUR BUSINESS

OUR BUSINESS

We design, manufacture and market a range of VXA® and MammothTape™ tape drives, as well as VXA®, MammothTape™ and LTO™ (Ultrium™) automated tape libraries. We also provide our own brand of recording media and provide worldwide service and customer support to our customers and end users. We were incorporated in June 1985 under the laws of the State of Delaware, and are based in Boulder, Colorado.

We sell innovative tape storage products to our customers who have indicated that they seek products that are easy to use and provide:

  Value;
  A high ratio of storage capacity to price;
  Speed; and
  Data reliability.

Our strategy is to offer a number of products to address a broad range of these requirements.

We concentrate on the midrange application and database server market, manufacturing tape backup and network storage solutions for small, medium and large businesses. We provide cost-effective solutions incorporating VXA, MammothTape and LTO(Ultrium) technologies. Our groundbreaking VXA Packet Technology provides higher capacity, speed and data reliability than our competition, while maintaining competitive prices.

We market our products through resellers, distributors and original equipment manufacturers ("OEMs"). We have a worldwide network of OEMs, distributors and resellers that share our commitment to value and customer service, including partners such as IBM, HP, Fujitsu Limited, Fujitsu Siemens Computers, Bull, Apple Computer, Toshiba, Logitec, Kontron, Imation, Tech Data, Ingram Micro, CDW and Arrow Electronics.

We are managed by a team of executives with extensive experience leading innovation in the data storage industry and driving growth in technology companies. Details regarding our management team are provided at the end of this Item.

OUR PRODUCTS

VXA Packet Technology

We believe our VXA Packet Technology improves the design of tape storage products, dramatically increasing their performance and reducing back-up storage costs. VXA Packet Technology overcomes the limitations of conventional tape storage technology by replacing mechanical components with digital technologies that have been proven in a wide range of other mission-critical IT applications. At a price that is comparable or even lower than any competitive tape drive in its class, VXA Packet Drives provide:

  Significantly greater capacity;
  Superior speed;
  Superior data restore integrity; and
  Affordability.

The Limitations of Conventional Tape Technology

Conventional tape storage technology, such as that used in linear and helical scan tape drives, requires highly precise head-to-tape alignment. Accurately recording and restoring data in long linear streams requires precise control of the media as it passes over the head. Because of these limitations, conventional tape storage solutions on the lower end of the price spectrum tend to have limited data capacity, slow data transfer speeds, and less than satisfactory restore integrity.

The complexity and fragility of these components have a number of negative consequences including:

  Complex tracking requirements. Accurate read/write operations in conventional tape storage technology depend on very precise control of the tape drive head to sequentially follow the geometry of each track on the tape media.
  Mechanical obstacles to improving speed, capacity and reliability. Conventional tape storage technology can achieve higher performance only by developing and utilizing increasingly complex and fragile mechanical components to read and write data in narrower, denser tracks.
  High cost of mechanized components. As the complexity of mechanical components has increased in order to read/write data to smaller and smaller tracks, the development and manufacturing costs of conventional tape drives escalate, keeping the price of tape storage products rising while other storage and hardware products deliver year-to-year price reductions to customers.

As a result, conventional tape storage products provide a lower price-performance ratio compared to competing technologies.

The Advantages of VXA Packet Technology

With an in-depth understanding of the limitations of conventional tape products, Juan Rodriguez, our Chief Technologist, and a team of engineers set out to address these issues - the result was our VXA Packet Technology, which was first introduced to the market in 1998.

VXA Packet Technology provides a digital solution to the common mechanical problems of tape drives. VXA Packet Drives are the only tape drives that read data from tape in "packets." Unlike traditional tape drives that must read data sequentially from each individual track on a data tape, VXA Packet Drives scan the entire tape, writing and reading data in discrete packets that are reassembled in the buffer. VXA uses buffer segmenting technology, error correction technology, variable speed operation technology and overscan operation technology to read, reassemble and write data in ways that overcome the limitations of conventional tape technology.

  Buffer Segment. VXA Packet Technology employs four heads that scan the entire tape (not an individual track) and read the data packets into a buffer segment. Because each packet has a unique address, the VXA buffer reassembles the packets in the correct order, regardless of the order in which they were read (received), similar to a Web browser reassembling data packets that traveled over the Internet.
  Error Correction. VXA Packet Technology utilizes four-level error correction applied in two phases.
  Variable Speed Operation. Variable Speed Operation is an innovative design concept that enables VXA to continually adjust the tape speed to match the actual data transfer rate of the host. This real-time speed adjustment eliminates backhitching, which causes delays, wear on media and the drive mechanism, all leading to greater reliability of data.
  OverScan Operation. The VXA OverScan Operation, an operation that effectively allows the heads to sweep greater than 100 percent of the tape surface area, eliminates the historical dependence of tape storage on the critical alignment geometry between the tape path and the recording head. (To either write or read data, conventional tape devices depend on a constant head-to-tape speed for linear recording, or a constant track angle for helical scan recording.)

VXA Packet Technology overcomes the limited capacity, reliability and speed of conventional tape technology by replacing the complex mechanical components - those that have historically interfered with engineering efforts to read and write data in denser tracks - with innovative digital solutions. VXA has achieved dramatic increases in capacity and speed and will continue to increase performance in future generations with only modest changes to the drive design.

In addition, VXA Packet Technology lowers the cost of tape storage because it eliminates the most costly elements of conventional tape drives - the complex and expensive mechanized components needed to maintain tight tolerances between the head and media. As a result, we believe VXA will maintain a very low price point while providing higher and higher levels of capacity and performance - reestablishing a significant price-performance advantage over competing storage technologies.

MammothTape Technology

We also produce MammothTape technology platforms, which are integrated systems encompassing both a helical-scan tape drive and advanced metal evaporated ("AME") media. All aspects of the technology work together to optimize recording performance and to ensure the integrity of vital data.

Sales of our tape drives, including end-of-life products, represented the following percentages of total revenue less sales allowances ("net revenue":

Year	% of Revenue
2001	31%
2002	28%
2003	30%

General information regarding our automated tape drive libraries

In addition to our tape drives, we design, develop, manufacture, sell and support automated tape drive libraries. These libraries incorporate one or more tape drives and multiple media cartridges to provide much higher data capacities than using a single drive and, with more than one drive, higher data transfer rates.

We offer library products incorporating VXA, MammothTape and LTO(Ultrium) tape drives. Our libraries are designed to be scalable, allowing us to develop different sized libraries based on the same model, with room inside each box for expansion. This capability enables our designs to accommodate increases in customers' data storage needs and allows our end users to protect their library investment.

We engineer our library products to satisfy the reliability, service-ability and management requirements of storage networking. They combine the reliability of our robotics with features such as optional Ethernet ports, hot-pluggable tape drive carriers designed to be serviced during library operation, optional bar code scanners and removable magazines.

Sales of library products, including end-of-life products, represented the following percentages of net revenue:

Year	% of Revenue
2001	26%
2002	24%
2003	14%

Table of Our Tape Drive and Automated Library Products
Product	Capacity*	Transfer Rate*	Notes	Media
Tape Drives
VXA-2	Up to 81 GB (native) Up to 160 GB (compressed)	Up to 6 MB/sec. (native) Up to 12 MB/sec. (compressed)	Provides 4x the capacity, 2x the speed and 180x the restore integrity of DDS-4 at a comparable price	VXATape: V23, V17, V10, V6
VXA-1	Up to 33 GB (native) Up to 66 GB (compressed)	Up to 3 MB/sec. (native) Up to 6 MB/sec. (compressed)	Sets new standard for data restore and interchange while offering extraordinary tape drive performance	VXATape: V17, V10, V6
VXA RakPak 1U Drive Enclosure	One VXA-1 drive Up to 33 GB (native) Up to 66 GB (compressed) Two VXA-1 drives Up to 66GB (native) Up to 132 GB (compressed)	One VXA-1 drive Up to 3 MB/sec. (native) Up to 6 MB/sec. (compressed) Two VXA-1 drives Up to 6 MB/sec. (native) Up to 12 MB/sec. (compressed)	RakPak design combines VXA-1 tape drives with a convenient rack-mount chassis that fits security into standard 19-inch racks.	Same as VXA-1
Mammoth-2 (M2)	Up to 60 GB (native) Up to 150 GB (compressed)	Up to 12 MB/sec. (native) Up to 30 MB/sec. (compressed)	Embedded serverless backup w/native Fibre Channel interface and automated drive cleaning	AME w/ Smart-Clean 75m, 150m, 225m
Automation - High End Libraries
Magnum20	Fully Loaded LTO-1 Up to 14.3 TB (native) Up to 29.6 TB (compressed) Fully Loaded LTO-2 Up to 28.6 TB (native) Up to 57.2 TB (compressed)	Fully Loaded LTO-1 Up to 432 GB/hr. (native) Up to 864 GB/hr. (compressed) Fully Loaded LTO-2 Up to 1 TB/hr. (native) Up to 2 TB/hr. (compressed)	Accommodates up to 8 LTO-1 or LTO-2 drives and up to 143 cartridges. Supports LTO-1, LTO-2, SCSI or Fibre Channel drives, all within the same library unit, at the same time	Exabyte LTO (Ultrium) data cartridges
Automation - Mid-Range Libraries
215M	Fully Loaded Up to 900 GB (native) Up to 2.25 TB (compressed)	Fully Loaded Up to 86.4 GB/hr. (native) Up to 216 GB/hr. (compressed)	Accommodates up to 2 M2 drives and 15 data cartridges. Most cost-effective, high capacity library in its class	Exabyte AME or AME with SmartClean
430	Fully Loaded VXA-2 Up to 2.4 TB (native) Up to 4.8 TB (compressed) Fully Loaded M2 Up to 1.8 TB (native) Up to 4.5 TB (compressed)	Fully Loaded VXA-2 Up to 86.4 GB/hr. (native) Up to 173 GB/hr. (compressed) Fully Loaded M2 Up to 173 GB/hr. (native) Up to 432 GB/hr. (compressed)	Accommodates up to 4 VXA-2 or M2 drives and 30 cartridges. Barcode capability, ethernet connectivity and native Fibre Channel interface	Exabyte AME w/Smartclean or VXATape
221L	Fully Loaded LTO-1 Up to 2.1 TB (native) Up to 4.2 TB (compressed) Fully Loaded LTO-2 Up to 4.2 TB (native) Up to 8.4 TB (compressed)	Fully Loaded LTO-1 Up to 108 GB/hr. (native) Up to 216 GB/hr. (compressed) Fully Loaded LTO-2 Up to 252 GB/hr. (native) Up to 504 GB/hr. (compressed)	Accommodates up to 2 LTO-1 or LTO-2 drives and 21 cartridges. Only library in its class to offer native Fibre Channel interface to tape drives and robotics	Exabyte LTO (Ultrium) data cartridges
Automation - Autoloaders
EZ17	Fully Loaded Up to 420 GB (native) Up to 1.05 TB (compressed)	Fully Loaded Up to 43.2 GB/hr. (native) Up to 108 GB/hr. (compressed)	Accommodates 1 M2 tape drive and up to 7 cartridges. Affordable alternative to standalone tape drives	Exabyte AME w/SmartClean
VXA-2 PacketLoader 1x10 1U	Fully Loaded Up to 800 GB (native) Up to 1.6 TB (compressed)	Fully Loaded Up to 21.6 GB/hr. (native) Up to 43.2 GB/hr. (compressed)	Accommodates 1 VXA-2 tape drive and up to 10 cartridges. Uses a compact 1U rack-mounted design to accommodate space constraints	VXATape
VXA PacketLoader 1x10 2u	Fully Loaded VXA-2 Up to 800 GB (native) Up to 1.6 TB (compressed) Fully Loaded VXA-1 Up to 330 GB (native) Up to 660 GB (compressed)	Fully Loaded VXA-2 Up to 21.6 GB/hr. (native) Up to 43.2 GB/hr. (compressed) Fully Loaded VXA-1 Up to 10.8 GB/hr. (native) Up to 21.6 GB/hr. (compressed)	Accommodates 1 VXA-1 or VXA-2 tape drive and up to 10 cartridges. Compact 2u form factor design	VXATape
VXA-2 PacketLoader 1x7 Desktop	Fully Loaded Up to 1.1 TB (compressed)	Fully Loaded Up to 43.2 GB/hr. (compressed)	Accommodates 1 VXA-2 tape drive and up to 7 cartridges. Best combination of speed and capacity available in any comparable autoloader	VXATape
110L	Fully Loaded LTO-2 Up to 2.0 TB (native) Up to 4.0 TB (compressed) Fully Loaded LTO-1 Up to 1.0 TB (native) Up to 2.0 TB (compressed)	Fully Loaded LTO-2 Up to 126 GB/hr. (native) Up to 252 GB/hr. (compressed) Fully Loaded LTO-1 Up to 54 GB/hr. (native) Up to 108 GB/hr. (compressed)	Accommodates 1 LTO-1 or LTO-2 tape drive and up to 10 cartridges. Combines mid-range capacity and performance with entry-level affordability for robust, high-performance data storage	Exabyte LTO (Ultrium) data cartridges

* Specifications are compressed. VXA, Mammoth and LTO assume a 2:1 compression ratio; M2 assumes a 2.5:1 compression ratio; LTO (Ultrium) assumes a 2:1 compression ratio. Compression, capacity and throughput will vary dependent upon type of data and system configuration. All specifications are subject to change without notice.

Anticipated Future Tape Drive and Library Products

Below is a list of our products that we are currently developing. We cannot assure that any of the products we have announced or are developing will be successfully developed, made commercially available on a timely basis or achieve market acceptance.

VXA-3: We expect to introduce the VXA-3 tape drive by the first half of 2005. We are currently anticipating that the tape drive will have a 160 GB native capacity and a 12 MB per second native transfer rate.

VXA-4: We expect to introduce the VXA-4 tape drive in 2007. Current specifications for this drive anticipate a 320 GB native capacity and a 24 MB per second native transfer rate.

Media Products

As shown in the above tables, we provide various types of media cartridges, as well as cleaning cartridges and data cartridge holders, for our tape drive products. The high-quality media, produced by multiple third parties, is available in different lengths to handle various data storage requirements. Beginning on November 7, 2003, we market our media products exclusively through Imation Corp., which arrangement is discussed in greater detail below.

Sales of media and media related products represented the following percentages of net revenue:

Year	% of Revenue
2001	37%
2002	44%
2003	47%

Media sales represent a significant portion of our total revenue. We depend on a continuous supply of Advanced Metal Evaporative ("AME") media to use with our VXA and MammothTape products. We cannot sell our products, or grow our product lines without a sufficient supply of AME media. We transact business with one supplier through a supply agreement that will terminate at the end of 2005 unless terminated earlier by either party, with the supplier being required to provide at least nine months prior written notice. We transact business with our other media suppliers through purchase orders and expect to negotiate terms and conditions of a supply agreement with each such supplier in the future.

AME Media

Formulated specifically for our VXA and MammothTape tape drives, AME tape (also called VXATape for use with VXA tape drives) offers expanded recording capacity and low abrasivity, which reduces mechanical wear. AME magnetic material is vertically aligned. This unique orientation and the absence of binder components on the media gives AME higher capacity and superior signal strength. AME's specially formulated backcoating dramatically reduces the buildup of static electricity and debris, greatly reducing the chance of read/write errors.

AME with SmartClean™

AME media with SmartClean technology is only available for use with M2 tape drives and includes a section of cleaning tape at the beginning of each data cartridge. We specifically designed this cleaning tape to remove chemical films that can build up on recording heads. These films are caused by organic compounds and cannot be removed by other cleaning methods. The M2 drive keeps statistics on its own operation and activates the SmartClean technology when the drive needs cleaning. With normal use, extra cleaning cartridges are needed less frequently.

OUTSOURCING PHILOSOPHY

As discussed in greater detail below, we currently outsource:

  all of our manufacturing;
  all of our repair and onsite service; and
  the distribution of all of our media products.

We believe that outsourcing such functions helps us operate in a more efficient and cost-effective manner. Outsourcing enables us to focus on our core mission: to design innovative products that meet our customers' evolving needs.

SERVICE AND SUPPORT

We offer a full range of warranty and post-warranty repair services for our tape drive, library and media products. We deliver these services pursuant to an agreement with Teleplan Service Logistics, Inc., which is the exclusive provider of our repair services. Teleplan performs all in-warranty and out-of-warranty depot repairs of our storage products. Pursuant to this agreement, we receive royalties relating to all out-of-warranty repair services.

According to Teleplan, it is a leader in reverse supply chain management solutions, with facilities worldwide. These locations offer commodity logistics, testing and repair capabilities that match the service requirements of leading OEMs and systems integrators.

Our agreement with Teleplan terminates in June of 2006, unless otherwise extended by the parties. Either of the parties may terminate the agreement earlier upon a material default by the other party.

Revenue from services, spares and support programs represented the following percentages of net revenue:

Year	% of Revenue
2001	7%
2002	7%
2003	10%

OUR CUSTOMERS

We market our products worldwide through distributors, resellers and OEMs. We sell our new products initially to distributors and resellers who are quicker to evaluate, integrate, and adopt new technology. OEM sales generally increase (relative to reseller sales) if the new product successfully completes the necessary qualification process. Over the last several years, our sales have been principally to distribution and reseller customers as our sales to OEM customers decreased. In the past year, this trend has been reversed and we now see increasing sales to OEMs. We believe this is a direct result of our long-term strategy to increase the number of our OEM customers as well as the volume of products we sell to them. We believe that a successful business model includes a majority of our revenue coming from OEM purchases.

Imation

We distribute our media products pursuant to an agreement with Imation Corp. ("Imation"), which is our exclusive worldwide distributor of our media products. We sell our media products exclusively to Imation, and Imation manages our media brand and provides sales, marketing and distribution services. Our agreement with Imation has an indefinite term, but provides for termination by Imation upon 180 days prior written notice to us, or upon a material default by either party. If Imation terminates the agreement due to our material default, we must pay Imation a prorated portion of the distribution fee we received from Imation.

Imation is a developer, manufacturer and supplier of magnetic and optical removable data storage media. Imation believes it has one of the broadest product lines in the industry-spanning from a few megabytes to hundreds of gigabytes of capacity in each piece of media. It serves customers in more than 60 countries, in both business and consumer markets, has more than 300 data storage patents in the U.S. alone and employs approximately 2,800 people worldwide, including more than 300 technology scientists.

OEM Customers

OEM customers incorporate our products as part of their own systems, which they then sell to their customers under their own brand name. We work closely with our OEM customers during early product development stages to help ensure our products will readily integrate into the OEM's systems.

Product sales to OEMs represented the following percentages of net revenue:

Year	% of Revenue
2001	24%
2002	19%
2003	20%

We believe our success depends on OEMs adopting our products, particularly the VXA-2 packet tape technology, as well as OEMs with whom we have an existing relationship increasing their purchases of current products.

Distributor and Reseller Customers

Our distributor and reseller customers purchase products for resale. Reseller customers may provide various services to their customers, such as:

  distribution;
  financial terms and conditions;
  pre-sales, sales and/or post-sales system upgrades; or
  other value-added products and/or services.

Sales to distributors and resellers represented the following percentages of net revenue:

Year	% of Revenue
2001	71%
2002	76%
2003	64%

Sales to the Government

We do not sell our products directly to federal, state and local governments. We support our reseller customers that sell directly to the government with various government-directed programs and other sales and marketing services. We believe that the government business generally represents approximately 25% of our non-OEM total revenue.

International Customers

We market our products overseas directly to international OEMs and resellers. We also serve OEMs and end users through our international resellers. International resellers, which have rights to sell our products in a country or group of countries, serve each of our international markets. Direct international sales will probably continue to represent a significant portion of our revenue for the foreseeable future. In addition, many of our domestic customers may ship a significant portion of our products to their overseas customers.

Direct international sales accounted for the following percentages of net revenue:

Year	% of Revenue
2001	29%
2002	27%
2003	31%

Principal Customers

A partial list of our customers includes Apple Computer, Arrow Electronics, Bull, Digital Storage Inc., Fujitsu Siemens Computers, Hewlett Packard, IBM, Ingram Micro, Tech Data, and Toshiba. We have customers who are also competitors, such as IBM with their LTO(Ultrium) tape drive. We have several customers whose sales account for 10% or more of our net revenue. The chart below sets forth the percentages of revenue for customers that exceeded 10% of annual sales over the past three years:

	2001	2002	2003
Ingram Micro	18%	18%	16%
Tech Data	12%	16%	16%
IBM	10%	8%	7%
Digital Storage	11%	16%	2%

MANUFACTURING

We are currently outsourcing all of our manufacturing process, including manufacturing of our tape drives, library products and media.

Tape Drives and Libraries

We have entered into an agreement with ExcelStor ESGW International Limited ("ExcelStor")to manufacture some of our automation products. The term of the supply agreement with ExcelStor is three years and automatically renews for 2-year terms unless terminated by one of the parties. Either party may terminate the agreement without cause upon 180 days' prior written notice to the other party.

We began transitioning the manufacture of products to ExcelStor's manufacturing facility in China in January 2004. In addition, we may transition the manufacture of some of our drive products to China in 2004 and 2005.

ExcelStor was founded in 2000 to manufacture and sell hard disk drives and is a subsidiary of Great Wall Technology Ltd. ExcelStor has state-of-the-art testing and production facilities in China and is managed by a team of professionals with at least a decade of disk drive manufacturing experience. Based on the location of the manufacturing facilities, and lower-cost quotes received from ExcelStor for the manufacture of our products, we believe that the transition to Excelstor will reduce overhead costs, optimize our inventory control and make our manufacturing processes more efficient.

Until such time as the transition of our manufacturing to Excelstor is completed, Shinei International, a Solectron company ("Shinei"), continues to supply us with our libraries, and Hitachi Ubiquitous Company ("Hitachi") continues to supply us with our tape drives. As such, our tape drives and libraries will be supplied in accordance with the agreements we have with Hitachi and Shinei.

Media

Currently, we obtain AME media pursuant to supply agreements from three suppliers

  Matsushita Electric Industrial Co. Ltd. ("MEI");
  TDK Corporation ("TDK"); and
  Sony Corporation ("Sony").

Components

We obtain components for our products from sole-source suppliers. We have executed master purchase agreements with some of our sole-source suppliers and conduct business with the rest of our suppliers on a purchase order basis. We rely heavily on our suppliers to produce the components for our products, or the products themselves. The following chart shows the parts manufactured for us by our sole-source suppliers.

Hitachi	M2 /VXA-1/VXA-2 plus spare parts and deck components for service
ExcelStor	1U as well as ramping up for other library products in conjunction with transition
BDT	AUTOPAK 1X 10, Rack Mount Kits, and Barcode Readers
Shinei	110L/215/221L/430/EZ17/AUTOPAK 1x7/MAGNUM20/Durango CEI's plus fru's/cru's/spare parts
Solectron	M2 PWBA's as well as all Library PWBA's
CI Design	VXA enclosures
Matsushita	225m Exabyte branded media, 225m OEM branded media, V23 Exabyte branded V23 OEM branded media.
Sony	Exabyte branded: 112m, 160m, MP cleaner; M1 Cleaner, 22m, 125m, 170m; VXA V6, V10, V17.
TDK	V23, 225m, 170m, 150m and 75m Exabyte branded, 75m and 150m OEM branded, LTO and LTO Cleaner Exabyte branded.

OUR RESEARCH AND DEVELOPMENT

The market for data storage devices is highly competitive. We believe that this competition is based largely on the improvements in technology, which increase speed and reliability of storage products and at the same time reduce the cost of those products. With this in mind, we have concentrated our research and development on enhancing existing products and developing new products that will improve the performance and cost of current tape drives we offer. Our research and development expenses were approximately $25.2 million, $23.7 million, and $9.8 in 2001, 2002 and 2003, respectively. The decreases in 2003 are the result of significant headcount reductions, lower costs for external engineering and a decrease in costs incurred in developing VXA and related automation products. We believe that we will continue to have the necessary resources in place to meet all technology development related milestones in 2004.

Information Regarding Our Patents and Proprietary Information

We rely on a combination of patents, copyright and trade secret protections, non-disclosure agreements, and licensing arrangements to establish and protect our proprietary rights. As of March 8, 2004, we held a total of 106 patents and 9 pending applications in the United States, of which 4 were issued in 2003, all relating to technologies and other aspects of our tape drive and automated tape library products. However, we believe that, because of the rapid pace of technological change in the tape storage industry, factors such as knowledge, ability and experience of our employees, new product introductions and frequent product enhancements may be more significant than patent and trade secret protection.

Licenses

Our VXA-1 tape drive was previously manufactured by AIWA. As part of the transfer of that manufacturing relationship, we entered into a technology transfer and license agreement with AIWA, whereby AIWA granted us a non-exclusive license to utilize certain AIWA related VXA technologies related to design and production of the VXA-1 and VXA-2 tape drives for a royalty based on the invoice price to us of each VXA-1 and VXA-2 drive we purchase from another manufacturer.

We additionally entered into a software license agreement for the use of a new business and financial management system to replace our existing system. We believe that the new system is a better fit for a company of our size and structure and we expect to have the system implemented by April 1, 2004. The term of the software license agreement is perpetual.

Information Regarding Our Backlog

For the reasons indicated below, we believe that the backlog of purchase orders at the end of any quarter or year is not a meaningful indicator of future sales. Our customers typically are not obligated to purchase minimum quantities of our products. Lead times for the release of purchase orders depend upon the scheduling practices of each customer. We believe that, based upon past order histories, the rate of new orders may vary from month to month. Customers may cancel or reschedule orders without penalty. In addition, while our actual shipments depend upon our production capacity and component availability, we currently do not have our third-party suppliers manufacture products until a purchase order has been received by a customer and we endeavor to fill purchases orders within three weeks.

Information Regarding our Inventory Levels

We strive to maintain appropriate levels of inventory. Excessive amounts of inventory reduces our cash available for operations and may cause us to write-off a significant amount as excess or obsolete. Inadequate inventory levels due to forecasting variances or lack of liquidity may make it difficult for us to meet customer product demand, resulting in lost revenues.

Our goal is to maintain flexibility in our inventory control systems in order to meet customer request dates for product shipments. As such, we generally build our products to customer forecasts and point-of-sale data provided to us by our distributors and resellers. We attempt to maintain approximately two weeks worth of inventory at any given time and believe that this is an appropriate level which allows us to meet these goals. In striving to maintain the proper inventory levels, we go through several steps each month to help us evaluate our inventory levels and maintain them at the appropriate levels. We review sales forecasts and past sales data and evaluate any OEM inventory level requirements for their hubs in determining a rolling monthly inventory forecast. Additionally, we restrict purchases of inventory to conform with our inventory forecast and long lead-time inventory products.

In addition to our inventory controls, we believe that we must accurately time the introduction and end-of-life of our products into and out of the data storage market because it affects our revenue and inventory levels. Accurately timing the release of new products is important to the sales of existing products. Prematurely taking an existing product into an end-of-life cycle could result in revenue loss from that product, and delaying the withdrawal of a product could result in excess product inventory and subsequent inventory write-downs. We continually evaluate our product life cycles. Any timing mistakes or inability to successfully introduce a new product could adversely affect our results of operations.

Our Competition

The data storage market is extremely competitive and subject to rapid technological change. We believe that competition in the data storage market will continue to be intense, particularly because manufacturers of all types of storage technologies compete for a limited number of customers.

The success of any future products depends on:

  timely development;
  customer acceptance;
  supply capacity;
  customer transition to these future products;
  OEM qualification and adoption; and
  media availability.

Although tape has historically been the preferred medium for data storage backup, companies are developing new technologies for this market. Some of the new technologies are:

  Optical Disk
  Optical Tape
  DVD
  Holographic Storage
  Magneto-optics
  Magnetic Disk

We may also experience competition from new storage architectures, such as SANs, network attached storage and virtual storage.

Our VXA and M2 tape drives face significant competition from current and announced tape drive products manufactured by Quantum, Hewlett Packard, Certance, Sony and the LTO Consortium. The specifications of some of these drives show greater data capacities and transfer rates than our tape drive products. We believe that our VXA tape drives are a low cost, competitive alternative to competing products when compared on the basis of performance, functionality and reliability. In turn, we offer LTO(Ultrium) technology through our library products.

Our library products face competition from companies such as Advanced Digital Information Corporation ("ADIC"), Quantum, Overland Data, StorageTek and QualStar. Significant competition may also develop from companies offering erasable and non-erasable optical disks, as well as other technologies.

Our media products are generally proprietary and are only sold by us through Imation. However, Sony does manufacture certain legacy media products and we compete with them based on price and product availability.

OUR EMPLOYEES

As of the dates indicated, we had full-time and part-time employees (worldwide), consisting of:

February 5, 2002

Total full- and part-time employees:  628

Business Group	Employees
Corporate and Business	37
Supply Chain	429
Customer Unit	70
Sales	92

March 13, 2003

Total full- and part-time employees: 318

Business Group	Employees
Corporate and Business	20
Supply Chain	167
Customer Unit	58
Sales	73

January 7, 2004

Total full- and part-time employees: 199

Business Group	Employees
Corporate and Business	26
Supply Chain	71
Customer Unit	52
Sales	50

Our success continues to depend significantly upon our ability to attract, retain and motivate key engineering, marketing, sales, supply, support and executive personnel.

OUR BUSINESS RISKS

General Information About These Business Risks

Following is a discussion of certain risks that may impact our business. If any of the following risks actually occurs, our business could be negatively impacted. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us, or that we currently see as immaterial, may negatively impact our business. You should carefully consider the risks described below. If any of the following risks should actually occur, our existing business, future business opportunities, financial condition or results of operations would likely suffer. In such case, the trading price of Exabyte common stock or other securities could fall, and you may lose all or part of your investment.

We need additional funding to support our operations.

We have incurred operating losses over the last five years. As a result, we have taken several actions to raise cash, including the sales of preferred stock in 2001 through 2003, revisions to our bank line of credit with overadvance guarantees in 2003 and entering into the Media and Distribution Agreement with Imation in November 2003. However, we believe that additional external funding will be necessary to support and expand our operations, and we therefore are continuing to investigate various strategic alternatives that could increase our liquidity, as described in "Liquidity and Capital Resources." If we do not achieve one or more of these actions, it is possible that we may not be able to continue as a going concern.

The uncertainty regarding our ability to continue as a going concern may affect the willingness of customers and suppliers to deal with us.

As a result of our lack of liquidity, the report of our independent auditors on our consolidated financial statements, as of and for the year ended January 3, 2004, contained an explanatory paragraph regarding the uncertainty relating to our ability to continue as a going concern. Ongoing concerns about our financial condition have impacted our dealings with third parties, such as customers, suppliers and creditors, and any such concerns could have a material adverse effect on our business and results of operations in the future.

Our limited available cash could negatively impact our revenue if it impedes our ability to obtain inventory and finished goods in a timely manner.

In 2003 and 2002, we experienced liquidity constraints which affected our ability to pay our vendors and suppliers for products and meet our overall contractual obligations. This situation caused our vendors to restrict shipments of key components we needed to build and sell our products, including our media products. If our liquidity prevents us from making timely payments to our suppliers in the future, we can again expect restrictions on our ability to obtain products and meet our customers' demands. This situation would materially and adversely impact our revenue, results of operations and financial and competitive condition.

We need to expand existing OEM customer relationships and develop new OEM customers for our VXA products in order to be successful.

Our product sales depend heavily on OEM qualification, adoption and integration. OEM sales are a key component of our revenue, and many reseller and smaller OEM customers delay their orders until larger OEMs adopt and integrate our products. We have established a number of relationships with OEM customers for our VXA products, but the revenue from these OEMs has not grown as rapidly as necessary for us to be profitable. Our competitive position and ability to achieve future profitable operations may be negatively impacted unless we are able to establish additional relationships with OEM customers and sell increased volumes of our VXA products to these customers.

Our profitability depends on decreases in our direct product costs.

We need to improve our gross margins and at the same time sell more of our VXA products to OEM customers who generally pay lower prices than other customers. In order to lower our product cost, we must either revise existing supply agreements or transition our outsourced manufacturing to other suppliers, or relocate such manufacturing to lower cost geographic locations. Although these actions are in process, they have not been completed. Any transition to a new outsourcing manufacturer or location involves the risk of interruption of product supply and delays in meeting our customers' demands.

Our media sales must be maintained or increased to achieve profitability.

We now sell all of our proprietary media products to our exclusive distributor, Imation. Our sales prices to Imation are less than the prices we previously realized for these products. As a result of these decreased prices, we must sell a higher volume of media products to realize similar or increased revenue and gross margins, and we depend on Imation to maintain or increase sales levels of our media products.

We are subject to significant risks regarding foreign operations and fluctuations in foreign currency.

Many of our key components and products are manufactured overseas in countries such as Japan, Germany, China, Singapore, and Malaysia,. Because we depend on foreign sourcing for our key components, products and subassemblies, our results of operations may be materially affected by:

  reduced intellectual property protections;
  foreign government regulations;
  foreign tax regulations;
  foreign exchange control regulations;
  import/export restrictions;
  foreign economic instability;
  political instability; and
  tariffs, trade barriers and other trade restrictions by the U.S. government in products or components shipped from or to foreign sources.

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

Additionally, certain supply agreements and a note payable to a supplier are denominated in the yen at fixed conversion rates. In addition, our foreign subsidiaries incur significant operating costs that are payable in foreign currencies. Foreign currency fluctuations affect our costs for products and our results of operations. Please see "Market Risk" in Item 7 below for more information.

Our manufacturers may be unable to meet our product demand, implement product engineering changes on a timely basis, or produce product at a commercially reasonable cost.

We currently outsource all of our manufacturing processes. Outsourcing our manufacturing to a third party takes many months and, due to the time and expense involved and the inability to easily move the manufacturing to another party, we heavily depend on our existing and proposed third party manufacturers for our products. If our manufacturers cannot meet our product demand, or cannot or will not implement product changes on a timely basis, we would be unable to fill customer orders and our results of operations and financial condition would be adversely impacted. In addition, should our manufacturers be unable to produce the product at a commercially reasonable cost to us, our margins would be negatively impacted. Our dependence on third party manufacturers can also adversely affect our ability to negotiate the terms of our future business relationships with these parties.

Our revenue is concentrated with a limited number of customers.

In 2003, our four largest customers accounted for 41% of our revenues. We do not require minimum purchase obligations from our customers, and they may also cancel or reschedule orders at any time, prior to shipment, without significant penalty. Losing one or more key customers would adversely affect our results of operations.

Our dependencies on sole-source suppliers may affect our control over delivery, quantity, quality and cost of products.

We obtain all the components to make our products from third parties. We rely heavily on sole-source suppliers (one supplier providing us with one or more components) to develop and/or manufacture critical components for our tape drives or libraries. A shortage of any component would directly affect our ability to manufacture the product. In addition, by relying on sole-source suppliers, we have limited control over many component items, including:

  delivering components on schedule;
  manufacturing a high volume of components;
  maintaining the highest possible product quality when manufacturing; and
  managing manufacturing costs.

Managing our inventory levels is important to our cash position and results of operations.

Excessive amounts of inventory reduces our cash available for operations and may result in charges for excess or obsolete materials. Inadequate inventory levels may make it difficult for us to meet customer product demand, resulting in decreased revenue. In the past we have experienced charges and write-downs for excess and obsolete inventory. An inability to forecast future product revenue or estimated life cycles of products may result in inventory related charges that would negatively affect our results of operations and financial condition.

The storage backup market is very competitive and such competition may cause us to decrease our product pricing or affect our market share.

Many of our current and potential competitors have significantly greater financial, technical, and marketing resources than us. We can expect our competitors to aggressively market helical scan, mini cartridge, half-inch cartridge, optical or other storage product technologies. These technologies may be equivalent or superior to our own technologies, or may render some of our products non-competitive or obsolete. In order to compete under these pressures, we must adapt our technologies to competitive changes affecting speed, capacity and costs of storage products, including price erosion.

Technology typically changes and advances quickly in the high technology industry. In order to successfully compete in this industry, our future products must apply and extend our current technology, as well as keep pace with new technology developments. Factors which impact our ability to compete include:

  rapid development of tape drive technologies;
  customer and OEM adoption of VXA and MammothTape technology;
  integration of our VXA and MammothTape technologies into a compelling tape drive platform;
  compatibility of tape drives to other data storage products;
  data storage density;
  data transfer rate;

  customer confidence and familiarity;
  product reliability; and
  price.

If any new technology provides users with similar or increased benefits than tape, tape technology could become obsolete.

Our proprietary rights may not be fully protected.

Although we file patent applications for our products when appropriate, patents may not result from these applications, or they may not be broad enough to protect our technology. Other parties may also challenge, invalidate or circumvent our patents. Occasionally, third parties ask us to indemnify them from infringement claims and defending these infringement claims may result in long and costly litigation, which could potentially invalidate a patent. We may attempt to secure a license from third parties to protect our technology but cannot assure that we would succeed. Much of our third party manufacturing utilizes proprietary technology, and we may extend licenses of this technology to our third party manufacturers. However, we cannot assure that our third party manufacturers will adhere to the limitations or confidentiality restrictions of their license. Also, some foreign laws may not fully protect our intellectual property rights. This may adversely affect our ability to use such technology and, as a result, our results of operations.

OUR EXECUTIVE OFFICERS

Mr. Juan A. Rodriguez, age 63, has served as our director and Chief Technologist since November 2001, was our interim President and Chief Executive Officer from January 2002 until June 2002, and has served as our Chairman of the Board and Chief Technologist since June 2002. Mr. Rodriguez co-founded Ecrix Corporation in 1996 and was its Chairman of the Board and Chief Executive Officer since 1996. Mr. Rodriguez co-founded Storage Technology Corporation in 1969 after several years as an IBM tape technology engineer. While at Storage Technology Corporation, he served in vice presidential and general manager roles over Engineering, Hard Disk Operations and Optical Disk Operations. In 1985, Mr. Rodriguez co-founded Exabyte Corporation, where he held the positions of chairman, president and CEO through 1992. Mr. Rodriguez is an adjunct professor for the University of Colorado, Boulder College of Engineering and Applied Science.

Mr. Tom Ward, age 47, joined us as our President, Chief Executive Officer and a director in June 2002. Mr. Ward founded Data Storage Marketing, a distributor of storage products, in 1987 and sold the company to General Electric in 1997. Mr. Ward founded Canicom in 1997, a call center company, which he sold to Protocol Communications, an integrated direct marketing company, in 2000, assuming the position of Chief Operating Officer until June 2001. Mr. Ward began his career with Storage Technology Corporation serving in several roles in engineering and marketing. He later joined MiniScribe as Director of Sales for High Performance Products.

Mr. Carroll A. Wallace, age 54, was engaged as a consultant in May 2003 to act as the interim Chief Financial Officer of Exabyte and became an employee and officer on November 1, 2003. Mr. Wallace was a partner at KPMG LLP from 1982 to 2002, at which time he retired from the firm. During Mr. Wallace's tenure at KPMG, he served as partner in charge of the audit department of the Denver, Colorado office from 1992 to 1995, and from 1995 through 2001, Mr. Wallace headed KPMG's Colorado technology practice which served companies ranging in size from early growth state to large diverse corporations.

Mr. Wallace is the subject of an administrative proceeding commenced by the Securities and Exchange Commission in April, 1999, alleging that Mr. Wallace violated applicable auditing standards in the audit of financial statements of a public investment company for 1994 and 1995. The claims concern an alleged misclassification (in one year) and overstatement in the value of restricted securities held by the investment company in one particular portfolio company. Mr. Wallace denies all such claims. In December 2002, an administrative law judge at the SEC entered an initial decision adverse to Mr. Wallace and concluded that Mr. Wallace should be temporarily denied the privilege of practicing before the SEC as an accountant for one year. As stated in that decision, no fraud or investor losses were charged or proven. Mr. Wallace appealed the decision to the Commission, and in August 2003, the Commission upheld the findings of the administrative law judge and entered an administrative order against Mr. Wallace. Mr. Wallace requested and received a stay of the order and has appealed this decision to the United States Federal District Court of Appeals.

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

In addition, we will make available, free of charge upon request, a copy of our Ethics Code, which is applicable to all of our employees, including our principal executive officers. For a copy of this code, please contact the Corporate Secretary.

ITEM 2.

PROPERTIES

Our corporate offices, including our research and development and limited manufacturing facilities, are located in Boulder, Colorado, in leased buildings aggregating approximately 55,726 square feet. As discussed more fully in Management's Discussion and Analysis of Financial Condition and Results of Operations , we ceased use of several other leased facilities during 2003 and settled our remaining obligations under the related leases through a notes payable. In addition, we closed our European sales office located in The Netherlands during 2003. The lease terms on our present facilities expire in 2005 and 2006. Although we do not currently anticipate expanding our operations, we believe that we have enough space available if further expansion becomes necessary. The following chart identifies the location and type of each Exabyte property:

OFFICE TYPE	DOMESTIC	INTERNATIONAL

R&D & Mfg.	Boulder, CO
Procurement	Boulder, CO	Tokyo, Japan
Service	Boulder, CO	Singapore
Sales & Support	Boulder, CO	Singapore
Frankfurt, Germany
Shanghai, China
Hong Kong, China
Paris, France

ITEM 3.

LEGAL PROCEEDINGS

We are subject to incidental litigation risks in the ordinary course of our business. We are not currently the subject of any material pending legal proceeding.

ITEM 4.

Not Applicable.

PART II

ITEM 5.

MARKET FOR THE REGISTRANT'S COMMON STOCK
AND RELATED STOCKHOLDER MATTERS

Exabyte's common stock is traded on the Over-The Counter Bulletin Board under the symbol "EXBT". From October 19, 1987 until February 26, 2003, Exabyte's common stock was traded on the Nasdaq National Market and from February 26, 2003 until March 24, 2003 on the Nasdaq SmallCap Market.

For the calendar quarters indicated, the following table shows the high and low bid prices of our common stock as reported on Nasdaq or the OTC Bulletin Board, as applicable.

Fiscal Year	High	Low
2002
First Quarter	$1.45	$0.45
Second Quarter	1.18	0.50
Third Quarter	1.20	0.55
Fourth Quarter	0.88	0.51

2003
First Quarter	0.65	0.10
Second Quarter	0.17	0.06
Third Quarter	0.71	0.09
Fourth Quarter	1.31	0.31

2004
First Quarter (through March 8, 2004)	$1.76	$0.97

On March 8, 2004, we had 565 holders of record of our common stock. The reported closing price of the common stock was $1.20. We have never paid cash dividends on our common stock. We presently intend to retain any earnings for use in our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future. We are prohibited under the terms of our line of credit agreement with Silicon Valley Bank from declaring or setting aside any cash dividends.

RECENT SALES OF UNREGISTERED SECURITIES.

Executive Bonuses

On December 5, 2003, we issued a total of 263,155 shares of common stock as a bonus to our executive officers and other key employees for the third quarter of 2003. Of those shares, 105,262 were issued to executive officers, with the remaining shares being issued to other key employees of the Company.

On January 13, 2004, we issued a total of 1,690,759 shares of common stock to our Chief Executive Officer and another key employee for bonuses related to the fourth quarter of 2002 and the first three quarters of 2003. Our Chief Executive Officer received 745,214 of those shares. The Company believes that these issuances are not considered sales for purposes of the registration requirements of the Securities Act of 1933. In addition, we believe that these parties met the standards for purchasers in a non-public offering, the Company made no general solicitation; and the Company also relied upon an exemption from securities registration for a non-public offering in issuing these shares.

Preferred Stock Transactions

On November 7, 2003, we issued 1,500,000 shares of Series I preferred stock to Imation for $1.00 per share in cash for a total of $1,500,000. Also in November, 2003, the State of Wisconsin Investment Board, the sole owner of all our outstanding Series G preferred stock, exchanged all such Series G shares for 2,515,000 shares of our common stock. In October, 2003, a holder of 616,500 shares of our Series I preferred stock converted those shares into approximately 1,034,000 shares of our common stock. All these transactions did not involve an underwriter, underwriter discounts or commissions. We believe that these parties met the standards for purchasers in a non-public offering; the Company made no general solicitation; and the Company relied upon an exemption from securities registration for a non-public offering in selling or issuing the above-mentioned shares. Also, the Company relied upon an exemption for an exchange with an existing stockholder under Section 3(a)(9) for the conversion of the Series I preferred stock mentioned above.

Stock Plans

The following table provides information regarding the Company's equity compensation plans, which consist of Exabyte's Incentive Stock Plan, 1997 Non-Officer Stock Option Plan and options granted to the Company's CEO outside of the Incentive Stock Plan as of January 3, 2004. The Company also has an employee stock purchase plan which invests only in common stock of the Company, but which is not included in the table below.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	12,088,741	$1.14	638,511
Equity compensation plans not approved by security holders (2)	15,333,082	$0.58	407,049
Total	27,421,823	$0.83	1,045,560

(1) Amount includes shares issued under a stock option plan approved by stockholders on July 30, 2002 for the issuance of options to Mr. Ward of up to 7,000,000 shares.

(2) Amount includes the 1997 Non-Officer Stock Option Plan, under which options may be granted to employees who are not officers or directors of the Company, as well as a stock option plan approved by the Board of Directors in 2003 for the issuance of options to Mr. Ward for an additional 7,000,000 shares.

ITEM 6.

SELECTED FINANCIAL DATA

The following selected consolidated statement of operations data, balance sheet data, and cash flow data, as of and for the years ended January 3, 2004, December 28, 2002, December 29, 2001, December 30, 2000 and January 1, 2000 have been derived from the audited consolidated financial statements of the Company. The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and the notes thereto. There were 52 weeks in 1999, 2000, 2001 and 2002 and 53 weeks in 2003.

(In thousands, except per share data)

	As of or For Fiscal Years Ended
Consolidated Statements of Operations Data:	Jan. 1, 2000	Dec. 30, 2000	Dec. 29, 2001	Dec. 28, 2002	Jan. 3, 2004
Net revenue	$222,827	$221,742	$158,438	$133,191	$94,169
Cost of goods sold	182,875	172,085	132,143	110,948	78,576
Gross profit	39,952	49,657	26,295	22,243	15,593
Operating expenses:
Selling, general and administrative	56,650	54,709	36,759	27,316	30,084
Research and development	35,725	36,530	25,184	23,713	9,826
Lease terminations and related costs	--	--	--	--	4,707
Loss from operations (1)	(52,423)	(41,582)	(35,648)	(28,786)	(29,024)

Other income (expense):
Gain from sale of investment	--	--	1,719	1,500	--
Sale of technology	--	--	--	1,200	--
Interest income	2,646	1,057	86	27	--
Interest expense (3)	(477)	(686)	(1,715)	(2,051)	(12,859)
Loss on foreign currency translation	--	--	124	(803)	(1,851)
Other, net	(934)	(1,213)	338	(561)	130
Loss before income taxes and equity in loss of investee	(51,188)	(42,424)	(35,096)	(29,474)	(43,604)
Income tax (expense) benefit (2)	(37,219)	1,570	6	402	(88)
Equity in loss of investee	--	(414)	(343)	--	--

Net loss	(88,407)	(41,268)	(35,433)	(29,072)	(43,692)

Deemed dividend related to beneficial conversion features of preferred stock	--	--	--	(4,557)	(556)

Net loss available to common stockholders	$(88,407)	$(41,268)	$(35,433)	$(33,629)	$(44,248)

Basic and diluted loss per share	$ (3.97)	$ (1.83)	$ (1.47)	$ (1.02)	$ (0.70)
Weighted average common shares used in calculation of basic and diluted loss per share	22,256	22,560	24,052	33,022	63,617
Consolidated Balance Sheets Data:
Working capital (deficit)	$ 59,594	$ 27,023	$ 11,266	$ (5,199)	$ (6,561)
Total assets	127,276	103,792	83,230	72,125	46,129
Notes payable, less current portion	--	--	--	--	13,960
Accrued warranties, deferred revenue and other non-current liabilities, less current portions	6,570	8,146	9,594	3,424	18,419
Stockholders' equity (deficit)	78,756	39,058	24,754	4,532	(28,416)

(1)  The Company recorded restructuring charges in 2000, 2001, and 2002 totaling $3,899,000, $498,000 and $4,791,000, respectively, and $549,000 of charges relating to workforce reductions in 2003. See Note 8 to the Consolidated Financial Statements for information regarding restructuring and workforce reduction charges included in loss from operations.

(2)  The Company recorded a full valuation allowance on all existing deferred tax assets in 1999. See Note 7 to the Consolidated Financial Statements for information on income tax expense or benefit and net operating loss carry forwards.

(3)  Interest expense in 2003 includes $10,146,000 of stock-based interest expense as discussed in Note 4 to the Consolidated Financial Statements

QUARTERLY RESULTS OF OPERATIONS /
SUPPLEMENTARY FINANCIAL INFORMATION

The following tables set forth unaudited quarterly operating results for fiscal 2002 and 2003 in dollars and as a percentage of net revenue. This information has been prepared on a basis consistent with the audited consolidated financial statements included elsewhere herein and, in the opinion of management, contains all adjustments consisting only of normal recurring adjustments, necessary for a fair presentation thereof. These unaudited quarterly results should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this annual report on Form 10-K. The operating results for any quarter are not necessarily indicative of results for any future period. The sum of the quarterly earnings per share may not total annual amounts reported in the consolidated financial statements as a result of the fluctuation in the amount of weighted average common shares used in the calculation of basic and diluted loss per share.

(In thousands except per share data)	Quarters Ended
	March 30,		June 29,		September 28,		December 28,
	2002		2002		2002		2002
	$	%	$	%	$	%	$	%

Net revenue	$ 36,605	100.0	$ 35,649	100.0	$ 36,905	100.0	$ 24,032	100.0
Cost of goods sold	35,896	98.1	27,196	76.3	26,320	71.3	21,536	89.6
Gross profit	709	1.9	8,453	23.7	10,585	28.7	2,496	10.4

Operating expenses (1):
Selling, general and administrative	8,796	24.0	7,070	19.8	5,969	16.2	5,481	22.8
Research and development	7,368	20.1	6,273	17.6	5,700	15.4	4,372	18.2
Loss from operations	(15,455)	(42.2)	(4,890)	(13.7)	(1,084)	(2.9)	(7,357)	(30.6)

Other income (expense):
Gain from sale of investment	--	--	1,500	4.2	--	--	--	--
Sale of technology	1,200	3.3	--	--	--	--	--	--
Interest expense	(308)	(0.8)	(1,007)	(2.8)	(379)	(1.0)	(357)	(1.5)
Other, net	98	0.2	(1,311)	(3.7)	252	0.7	(376)	(1.6)
Loss before income taxes	(14,465)	(39.5)	(5,708)	(16.0)	(1,211)	(3.2)	(8,090)	(33.7)

Income tax (expense) benefit	342	0.9	104	0.3	(27)	(0.1)	(17)	--

Net loss	(14,123)	(38.6)	(5,604)	(15.7)	(1,238)	(3.3)	(8,107)	(33.7)

Deemed dividend related to beneficial conversion feature of preferred stock	--	--	(2,639)	(7.4)	(1,918)	(5.2)	--	--

Net loss available to common stockholders	$ (14,123)	(38.6)	$ (8,243)	(23.1)	$ (3,156)	(8.5)	$ (8,107)	(33.7)

Basic and diluted loss per share	$ (0.43)		$ (0.25)		$ (0.10)		$ (0.24)

(In thousands except per share data)	Quarters Ended
	March 29,		June 28,		September 27,		January 3,
	2003		2003		2003 (as restated (3))		2004
	$	%	$	%	$	%	$	%

Net revenue	$ 22,594	100.0	$ 22,736	100.0	$ 22,955	100.0	$ 25,884	100.0
Cost of goods sold	26,024	115.2	16,378	72.0	14,986	65.3	21,188	81.9
Gross profit	(3,430)	(15.2)	6,358	28.0	7,969	34.7	4,696	18.1

Operating expenses: (1)
Selling, general and administrative	12,409	54.9	5,716	25.1	5,540	24.1	6,419	24.8
Research and development	3,126	13.8	2,462	10.8	1,979	8.6	2,259	8.7
Lease terminations and other related costs	--	--	--	--	4,707	20.5	--	--
Loss from operations	(18,965)	(83.9)	(1,820)	(7.9)	(4,257)	(18.5)	(3,982)	(15.4)

Other income (expense):
Interest expense (2)	(467)	(2.1)	(3,231)	(14.2)	(7,933)	(34.6)	(1,228)	(4.7)
Loss on foreign currency translation	(55)	(0.2)	(157)	(0.7)	(1,228)	(5.3)	(411)	(1.6)
Other, net	(65)	(0.4)	213	0.9	(26)	(0.1)	8	--
Loss before income taxes	(19,552)	(86.6)	(4,995)	(21.9)	(13,444)	(58.5)	(5,613)	(21.7)

Income tax (expense) benefit	(31)	(0.1)	(54)	(0.2)	(18)	(0.1)	15	0.2

Net loss	(19,583)	(86.7)	(5,049)	(22.1)	(13,462)	(58.6)	(5,598)	(21.5)

Deemed dividend related to beneficial conversion feature of preferred stock	--	--	--	--	--	--	(556)	(2.1)

Net loss available to common stockholders	$ (19,583)	(86.7)	$ (5,049)	(22.1)	$ (13,462)	(58.6)	$ (6,154)	(23.6)

Basic and diluted loss per share	$ (0.59)		$ (0.09)		$ (0.18)		$ (0.07)

(1)  See Note 8 to the Consolidated Financial Statements for information regarding restructuring and workforce reduction charges included in loss from operations in 2002 and 2003.

(2)  Interest expense in 2003 includes $10,146,000 of stock-based interest expense as discussed in Note 4 to the Consolidated Financial Statements.

(3)  In connection with the preparation of its fiscal 2003 annual financial statements, the Company re-evaluated its accounting for the sale of service inventory and parts to its outsourced service provider, Teleplan, in the third quarter of 2003. Upon completion of such evaluation, it was determined that the transaction should be treated for accounting purposes as a consignment of inventory and the proceeds from the transaction should be deferred and recognized as a reduction of warranty expense as the inventory and parts are utilized by Teleplan in providing warranty services to the Company, rather than recognized as revenue at the time of sale. At the time the inventory is utilized, the cost will be recognized as an increase to warranty expense within costs of goods sold. Accordingly, the statement of operations for the three months ended September 27, 2003 has been restated to reflect this revised accounting treatment as follows (in thousands, except per-share data):

	As Previously Reported	As Restated
Net revenue	$24,555	$22.955
Cost of goods sold	$15,700	14,986
Loss from operations	(3,371)	(4,257)
Net Loss	(12,576)	(13,462)
Basic and diluted loss per share	(0.17)	(0.18)

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Exabyte Corporation and subsidiaries ("Exabyte" or the "Company") is a leading provider of information storage products, including tape drive products, automated tape libraries and recording media. Our strategic focus is data backup, restoration and archival applications for workstations, midrange computer systems and networks. Computer manufacturers and resellers require a variety of storage products, which vary in price, performance, capacity and form-factor characteristics to meet their needs for reliable data backup, restoration and archival storage increase. Our strategy is to offer a number of products to address a broad range of these requirements. Our tape drive products are based on VXA® and MammothTape™ technologies and our tape library products are based upon VXA®, MammothTape™ and LTO™ (UltriumÔ) technologies.

We market our products worldwide to resellers and original equipment manufacturers ("OEMs") through offices located in the United States, Europe and Asia Pacific. As discussed below, our proprietary media products are now marketed and distributed by our exclusive worldwide distributor, Imation Corp. ("Imation"). We have also provided repair services directly to OEMs and to our resellers' customers. Beginning in the third quarter of 2003, our outsourcing partner, Teleplan Service Logistics, Inc. ("Teleplan") has provided such services.

In connection with our sales agreements with our reseller channel customers, we may provide inventory price protection, stock rotation rights and short-term marketing and consumer rebate programs. For our largest reseller customers, we generally provide all of the above items. The cost of these rights and programs are significant and are a direct reduction of our revenue, but are necessary to realize increased revenue through this segment of our customers.

OEM customers incorporate our products as part of their own systems, which they then sell to their customers under their own brand name. We work closely with our OEM customers during early product development stages to help ensure our products will readily integrate into the OEMs systems. We expect that a significant portion of future revenue growth will relate to increased sales to OEMs. Accordingly, expansion of these relationships is a key strategic initiative in the future. In general, sales to OEMs are at lower prices and lower gross margins. Because our purchase prices for products designated for sale to OEMs are generally lower, it is imperative that we continue to obtain a lower cost of products from suppliers for OEM sales to achieve future profitability.

Our business is directly impacted by overall growth in the economies in which we operate and, in particular, in the technology industry sector and business purchasing of technology related products. The downturn in the economy and the resulting decrease in capital investment directly impacted our revenue and operating results in 2002 and 2003. We believe the improving economic climate and our increased penetration into OEM customers will provide us with improving business opportunities. However, there can be no assurance that these factors will result in improved operating results or financial condition.

One of our most significant challenges in 2004 and thereafter will be to continue to reduce our product costs to improve our gross margins. In that regard, we are working with existing hardware and media suppliers to obtain reduced product costs, as well as exploring opportunities to re-locate existing third-party manufacturing to new suppliers and/or geographic locations that will result in decreased costs. We recently began manufacturing certain automation products through a supplier located in China and anticipate sourcing more of our products from China-based suppliers in the future. Cost estimates from these suppliers relating to future product manufacturing have been more competitive than cost estimates from certain of our existing suppliers. Obtaining these overall cost reductions is an integral factor in our becoming profitable in the future. However, there can be no assurance that we will indeed achieve such cost reductions in the future.

Expense control was a key business initiative for us in 2003, and will continue to be so in 2004. As we continue to focus on improving our gross margins, constant or decreasing operating costs is an important issue in improving our operating results. While we believe our cost structure is currently appropriate to support our operations, an increase in operating costs, particularly as a percentage of revenue in the future would negatively impact our operating results.

Our key performance metrics are revenue, gross margin, and operating income or loss, and related operating expenses. As noted above, increasing sales to OEM customers, achieving reduced product costs from existing and new suppliers, and disciplined operating expense control measures are critical components of our overall business strategy. In addition, providing timely and responsive product service and repair services to our customers is also a standard by which we measure our performance. We believe the outsourcing of our service and repair function during 2003, as discussed below, will be a key component in meeting this performance standard and creating future customer loyalty for our products.

Recent Developments In 2003

Receivable and Inventory Related Charges

During the first quarter of 2003, the Company's largest customer, Digital Storage, Inc. ("DSI") filed for bankruptcy protection and we fully reserved our accounts receivable balance from DSI totaling $5,962,000. We do not expect any recovery of this balance in the future will be significant.

Also during 2003, we recorded charges for obsolete and excess inventory and physical inventory adjustments of $9,814,000 related to revisions in certain product sales forecasts, the expected discontinuance of older tape drive and automation products and the consolidation of inventory locations.

Based on our evaluation of our credit exposure for accounts receivable and the composition of inventory at January 3, 2004, we do not expect to incur such charges in the future. However, there can be no assurance that economic or other external factors will not result in such charges.

Notes Payable to Suppliers and Inventory Shortages

As a result of the Company's lack of liquidity during the first quarter of 2003, we were unable to pay certain suppliers for existing accounts payable and accrued liabilities and we converted these balances to notes payable with such suppliers, as discussed more fully in "Liquidity and Capital Resources". In addition, due to these liquidity constraints, we were unable to obtain sufficient quantities of certain inventory items (including finished goods) to meet customer demand and our revenue forecasts for the first two quarters of 2003. As a result, our operating results were negatively impacted during these periods. Although we currently have adequate inventory to meet customer demand, a lack of liquidity in the future and an inability to remain current under the terms of the notes payable to suppliers would negatively impact the supply of product, revenue and future operating results.

Workforce Reduction

Throughout 2003, we terminated employment of approximately 170 full- and part-time employees. These reductions in force affected employees in all functional areas of the Company, including employees located in Europe, and were necessary to reduce our current cost and personnel structure based on forecasted revenue. In addition, certain of these reductions were directly related to the outsourcing of our service and repair functions to a third-party. We believe we are now appropriately cost structured, but we cannot ensure that we will not reduce our workforce again in the future due to continued losses.

Operating Agreements

As noted above, in November 2003, we entered into a Media and Distribution Agreement with Imation, whereby we granted Imation exclusive worldwide marketing and distribution rights for our proprietary removable data storage media. In exchange for such rights, Imation paid us a one-time distribution fee of $18,500,000 and also purchased 1,500,000 shares of Series I Preferred stock for $1,500,000. See "Liquidity and Capital Resources" and Note 10 to the Consolidated Financial Statements in this Report.

In July 2003, we entered into an agreement to outsource our repair and service functions to an outside third party, Teleplan Service Logistics, Inc. ("Teleplan"). The agreement provided for the Company to sell parts and service inventory to Teleplan and provides for the payment of future royalties to us by Teleplan for certain out-of-warranty repair services. In addition, we will reimburse Teleplan for specified product warranty related services.

Lease Terminations

During the second and third quarters of 2003, we were in default under three lease agreements for facilities due to delinquent rental payments. For the first property, which included the Company's headquarters, the lessor terminated the original lease and a subsequent short-term lease on June 30, 2003, and we ceased use of the building on that date. Remaining lease payments under the original lease totaled approximately $1,600,000. The lessor under this lease had commenced litigation against us and claimed damages relating to the rental default and an alleged failure to maintain the leased premises.

In October 2003, we reached a settlement with the lessor for the payment of the remaining lease payments over a one-year period commencing in November 2003. As discussed in "Liquidity and Capital Resources", we settled the default under a second lease for facilities through the issuance of a note payable in the amount of $3,060,000. We also settled our obligation under a lease for our former San Diego, California sales office space for approximately $170,000.

As a result of the lease terminations and settlements and the Company ceasing to use the leased facilities, we recorded lease termination expense and related costs totaling $4,707,000 in 2003. Included in this amount is $4,498,000 of past and future rental payments and $972,000 of accelerated amortization of leasehold improvements, less $763,000 of related deferred rent concessions.

Fluctuations in Foreign Currency Exchange Rates

The supply agreement with one of our Japan-based suppliers, as well as a note payable to that supplier, provides for payments in Yen based upon a fixed conversion rate of 120 Yen/dollar. During the last four months of 2003, the dollar weakened against the Yen, resulting in a loss on foreign currency translation relating to the note payable of $1,634,000, and increased product costs totaling $1,381,000 during that period. Subsequent to January 3, 2004, we negotiated an agreement with the supplier, whereby both parties will share equally in any fluctuations in the exchange rate of the Yen for certain drive products, through the adjustment of purchase prices after consideration of currency fluctuations, beginning in January 2004. However, the Company may be exposed to the impact of additional fluctuations in foreign currency exchange rates in the future and the impact could be significant.

Critical Accounting Policies and Estimates

The accounting policies noted below are critical to determining our operating results, and represent those policies which involve significant judgments and estimates. For a detailed discussion on the application of these and other accounting policies, see Note 1 to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Revenue Recognition and Uncollectible Accounts Receivable

Our revenue recognition policy is significant because the amount and timing of revenue is a key component of our results of operations. We follow the guidance of Staff Accounting Bulletin No. 104 ("SAB 104"), which requires that a series of criteria are met in order to recognize revenue related to product shipment or the performance of repair services. If these criteria are not met, the associated revenue is deferred until the criteria are met. Generally, these criteria require that there be an arrangement to sell the product, we have delivered the product in accordance with that arrangement, the sales price is determinable, and collectibility is reasonably assured. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from year to year. Additionally, revenue from sales to certain resellers is subject to agreements allowing certain limited rights of return, marketing related rebates and price protection on unsold merchandise held by those resellers. Accordingly, reserves for estimated future returns, marketing rebates and price protection are provided in the period of sale based on contractual terms and historical data. These reserves are subject to estimates by management in accordance with SAB 104 and, should actual results differ from these estimates, the impact on our operations could be significant.

In addition, we incurred significant bad debt expense in 2003 relating to the bankruptcy of a major customer. Our adherence to our established credit policies, including the monitoring of the financial condition of our customers is critical to minimizing future bad debts. We currently estimate our allowance for uncollectible accounts based on known exposure for specific accounts, as well as historical bad debt experience.

Inventory valuation and reserves

Our inventory is a significant component of our total assets. In addition, the carrying value of inventory directly impacts our gross margins and operating results. Our inventory is recorded at the lower of cost or market, cost being determined under the first-in, first-out method. In addition, we must determine if reserves are required for excess or obsolete inventory or future sales which may result in a loss. This determination requires significant judgment by management relating to future revenue by product and the estimated life cycles of certain products in a rapidly changing technology marketplace. Our ability to make accurate estimates regarding inventory usage and valuation is integral to minimizing inventory related charges in the future. Charges for excess and obsolete inventory were significant in 2003 due to revisions in sales forecasts, the estimated discontinuance of certain products and physical inventory adjustments. Although we do not expect such charges to be as significant in the future, the extent of future charges could be impacted by unknown events or circumstances and the effect on our estimates.

Goodwill

Our business combination with Ecrix in November 2001 resulted in a significant amount of goodwill. Under FAS 142, "Goodwill and Other Intangible Assets," goodwill is not amortized to operations, but is assessed periodically for potential impairment based on estimates by management. An impairment may be indicated by a significant decrease in the trading price of our common stock and if such a decrease occurs, additional procedures are required to determine if the carrying value of the goodwill exceeds its implied fair value. Any impairment charge indicated by these tests could be significant to future operating results. For 2003, we have concluded that we have no goodwill impairment.

Recent Accounting Pronouncements

The Financial Accounting Standards Board has recently issued certain accounting pronouncements that may impact our business. For a complete discussion of these accounting pronouncements, see Note 18 to the Consolidated Financial Statements in this Annual Report on Form 10-K.

RESULTS OF OPERATIONS

The following table presents the components of the Company's Consolidated Statements of Operations in dollars, and as a percentage of revenue, and the percentage increase or decrease in each component from year to year for the three years ended December 29, 2001, December 28, 2002 and January 3, 2004.

Consolidated Statements Of Operations
(In thousands except per share data)	Fiscal Years Ended
	December 29,			December 28,			January 3,
	2001			2002			2004
	$	% of Revenue	% Change	$	% of Revenue	% Change	$	% of Revenue

Net revenue	$ 158,438	100.0	(15.9)	$ 133,191	100.0	(29.3)	$ 94,169	100.0
Cost of goods sold	132,143	83.4	(16.0)	110,948	83.3	(29.2)	78,576	83.4
Gross profit	26,295	16.6	(15.4)	22,243	16.7	(29.9)	15,593	16.6

Operating expenses:
Selling, general and administrative	36,759	23.2	(25.7)	27,316	20.5	10.1	30,084	31.9
Research and development	25,184	15.9	(5.8)	23,713	17.8	(58.6)	9,826	10.4
Lease terminations	--	--	--	--	--	--	4,707	5.1
Total operating expenses	61,943	39.1	(17.6)	51,029	38.3	(12.6)	44,617	47.4
Loss from operations	(35,648)	(22.5)	19.2	(28,786)	(21.6)	(0.8)	(29,024)	(30.8)

Other income (expense):
Gain from sale of investment	1,719	1.1	(12.7)	1,500	1.1	(100.0)	--	--
Sale of technology	--	--	--	1,200	0.9	(100.0)	--	--
Interest expense	(1,715)	(1.1)	(19.6)	(2,051)	(1.5)	(527.0)	(12,859)	(13.7)
Loss on foreign currency translation	124	0.1	(747.6)	(803)	(0.6)	(130.5)	(1,851)	(2.0)
Other	424	0.2	(225.9)	(534)	(0.4)	124.3	130	0.1
Loss before income taxes and equity in loss of investee	(35,096)	(22.2)	16.0	(29,474)	(22.1)	(47.9)	(43,604)	(46.3)

Income tax (expense) benefit	6	--	--	402	0.3	(121.9)	(88)	(0.1)
Equity in net loss of investee	(343)	(0.2)	100.0	--	--	--	--	--

Net loss	(35,433)	(22.4)	18.0	(29,072)	(21.8)	(50.3)	(43,692)	(46.4)

Deemed dividend related to beneficial conversion features of preferred stock	--	--	--	(4,557)	(3.4)	87.8	(556)	(0.6)

Net loss available to common stockholders	$ (35,433)	(22.4)	5.1	$ (33,629)	(25.2)	(31.6)	$ (44,248)	(47.0)

Basic and diluted loss per share	$ (1.47)		30.6	$ (1.02)		31.4	$ (0.70)

Net Revenue by Product Type

The following tables present our revenue by product in dollars (in thousands) and as a percentage of net revenue for each year presented:

	Fiscal Year Ended
	2001	2002	2003
Drives	$ 48,440	$ 36,675	$ 28,415
Libraries	40,436	31,551	13,444
Media	58,691	58,777	44,457
Service, spares and other	11,842	9,445	9,077
Sales allowances	(971)	(3,257)	(1,224)
	$158,438	$133,191	$ 94,169

	Fiscal Year Ended
	2001	2002	2003
Drives	30.6%	27.5%	30.2%
Libraries	25.5	23.7	14.3
Media	37.0	44.1	47.2
Service, spares and other	7.5	7.1	9.6
Sales allowances	(0.6)	(2.4)	(1.3)
	100.0%	100.0%	100.0%

Fiscal 2003 Compared to 2002

Our net revenue decreased by 29.3% from $133,191,000 in 2002 to $94,169,000 in 2003. This decrease is primarily due to the continued downturn in business spending, the bankruptcy of a significant customer in the second quarter of 2003, the delay in achieving increased revenue from OEM customers due to longer than anticipated sales lead times with these customers, and decreased inventory shipments throughout the first six months of 2003 due to limited liquidity. As percentages of total net revenue, revenue from drives increased in 2003 over 2002. For 2003, revenue from VXA-1 and VXA-2 drives continued to replace declining sales of M2 drives but did not offset the decline in M2 sales. We began shipping VXA-2 drives to the OEM channel in the fourth quarter of 2002. As a percentage of total net revenue, revenue from libraries decreased from 23.7% in 2002 to 14.3% in 2003. This decrease is primarily the result of our inability to fulfill sales orders due to reduced library shipments from our supplier during 2003 because of liquidity issues. Media revenue increased as a percentage of total revenue in 2003, as compared to 2002, primarily due to the increasing installed base of VXA drives and the related sales of media products. Total revenue from service, spares and other remained relatively constant in 2003 as compared to 2002. Although our installed base of products increased, the installed base of higher service and warranty cost M2 drives continued to decrease. Total service revenue, and related costs, will likely decrease in the future as a result of the outsourcing of this function to Teleplan.

As a result of the temporary production shut-down for part of March 2004, we may experience a decrease from anticipated revenue relating to automation products in the first quarter of 2004 due to a limited supply of such products from Solectron. See "Notes Payable - Suppliers" below.

Sales allowances decreased in 2003 by $2,033,000, due primarily to decreased stock rotation activity in the last three quarters of the year.

Fiscal 2002 Compared to 2001

Our net revenue decreased by 15.9% from $158,438,000 in 2001 to $133,191,000 in 2002. We believe this decrease was due to a general slowdown in the technology industry, competition, decreasing OEM sales and declining sales of Mammoth and earlier generation tape drives and older library products. In particular, OEM sales of these products continued to decline as the products entered the later stages of their life cycles and because of M2 reliability issues. Revenue from sales of VXA-1 and VXA-2 drives and library products continued to increase as these products began to gain customer acceptance of these relatively new technologies but did not offset the decline of older products. Sales of service and spare parts decreased $2,396,000, which relates to a decreasing installed base of our legacy hardware products and, accordingly, there were fewer drives and libraries outside of their three-year warranty period to service in 2002 compared to 2001. In addition, we believe that outside competition in the repair business adversely affected sales of service and spare parts.

Media sales remained relatively constant from 2001 to 2002, due to the fact that media demand remained strong for previously sold drives and libraries. We believe that customers were purchasing media for existing products as they deferred investments in new equipment. Additionally, media sales included VXA tape sales in 2002, with little or no comparable amounts in 2001.

In addition, 2002 revenue was negatively impacted by a significant decrease in fourth quarter sales in our government sector business and the deferral into the first quarter of 2003 of revenue for product we were not able to ship at the end of the fourth quarter.

Sales allowances increased in 2002 by $2,287,000 due to charges related to stock rotations during 2002, while we had a credit for these programs during 2001 and certain marketing related programs for 2002. Exposure to qualifying sales under this program remained relatively stable in 2002 compared to 2001. However, during 2001, exposure to qualifying sales decreased.

Net Revenue by Customer Type

The following table presents our revenue from different types of customers as a percentage of net revenue for each of the following years:

	Fiscal Year Ended
	2001	2002	2003
Distributor/Reseller	70.8%	75.6%	63.6%
OEM	23.6	18.6	20.4
End user and other	5.6	5.8	16.0
	100.0%	100.0%	100.0%

Fiscal 2003 Compared to 2002

Revenue from distributor/reseller customers decreased as a percentage of net revenue from 2002, as compared to 2003, while revenue from OEM and end-user customers (primarily service, repair and sales of spare parts) increased as a percentage of net revenue in 2003. Our ongoing effort to sell VXA products to OEMs is an important part of our business plan and return to profitability and such sales, as well as sales of Mammoth products, continued to increase as a percentage of net revenue throughout 2003.

Fiscal 2002 Compared to 2001

Revenue from distributor/reseller and end user customers increased as a percentage of sales from 70.8% in 2001 to 75.6% in 2002. Sales to OEM customers decreased as a percentage of sales from 23.6% in 2001 to 18.6% in 2002. We believe these fluctuations were a result of wider acceptance of our newer generation products through the reseller channel, and delayed acceptance of the VXA technologies in the OEM channel. OEM customers have an extended qualification, adoption and integration time before purchasing new products.

Net Revenue by Geographic Region

Geographically, revenue is attributed to the customer's location. The following table summarizes our revenue by geographic region as a percentage of total net revenue:

	Fiscal Year Ended
	2001	2002	2003
United States	71.4%	72.5%	69.1%
Europe/Middle East	20.3	20.1	22.7
Asia Pacific	6.9	6.8	7.7
Other	1.4	0.6	0.5
	100.0%	100.0%	100.0%

Fiscal 2003 Compared to 2002

Revenue from customers in Europe and Asia Pacific increased in 2003 from 26.9% to 30.4% of total revenue, due to increased sales of library products to OEM customers and increased market penetration of the VXA technology in these regions. Revenue from European customers decreased by $5,379,000 and revenue from Asia Pacific customers decreased by $1,766,000. These decreases were related to worldwide economic issues, as well as inventory shortages due to our lack of liquidity during 2003.We expect international revenue, which totaled $29,094,000 in 2003, to continue to increase as a percentage of total net revenue as these marketing activities expand.

Fiscal 2002 Compared to 2001

Revenue from domestic customers increased from 71.4% of net revenue in 2001 to 72.5% in 2002, with a corresponding decrease in revenue from international customers in 2002. Comparing 2001 to 2002, sales to domestic customers decreased by $16,348,000, sales to European customers decreased by $5,381,000 and sales to Asia Pacific customers decreased by $1,925,000. We believe these decreases resulted from a worldwide economic slowdown, particularly in the technology industry, as well as the other factors listed above.

Significant Customers

The following table summarizes customers who accounted for 10% or more of revenue for the years presented:

	Fiscal Year Ended
	2001	2002	2003
Tech Data	12.2%	15.8%	16.2%
Ingram Micro	17.6	17.9	16.0
IBM	10.1	7.9	6.8
Digital Storage	10.6	16.1	1.9

No other customers accounted for 10% or more of sales in any of these years. We cannot guarantee that revenue from these or any other customers will continue to represent the same percentage of our revenue in future periods. Our customers also sell competing products and continually review new technologies, which causes our sales volumes to vary from period to period.

Cost of Sales and Gross Margin

Our cost of goods sold includes the actual cost of all materials, labor and overhead incurred in the manufacturing and service processes, as well as certain other related costs, which include primarily provisions for warranty repairs and inventory reserves.

Fiscal Year 2003 Compared to 2002

Our cost of goods sold decreased from $110,948,000 for 2002 to $78,576,000 in 2003 due to decreased revenue. Our gross margin percentage remained constant at16.7% in 2002 and 16.6% in 2003. In 2002, cost of goods sold included restructuring charges of $3,857,000. In 2003, cost of goods sold included additional inventory reserves of $6,849,000. The restructuring charges in 2002 had an approximate 3.1% impact on our gross margin percentage. In 2003, the additional inventory reserves had an approximate 7.3% impact on our gross margins. In 2003, gross margins were positively impacted by decreases in fixed costs due to headcount reductions in 2002 and early 2003, decreased warranty reserves, primarily resulting from the decrease in the number of units under warranty for Mammoth and M2 products, an overall decrease in standard warranty cost per unit, and lower freight costs. Gross profit in 2003 was negatively impacted by a higher percentage of sales to OEM customers at lower gross margins and the effect of foreign currency fluctuations for product purchases denominated in yen at a fixed conversion rate, which totaled $1,381,000. Gross profit for 2002 was negatively impacted by increased inventory reserves, the write-off of an in-process capital asset project and additional reserves recorded for vacated excess facilities.

Fiscal Year 2002 Compared to 2001

Our cost of sales decreased from $132,143,000 in 2001 to $110,948,000 in 2002. Our gross margin percentage increased from 16.6% in 2001 to 16.7% in 2002. Restructuring charges in 2001 and 2002 were approximately 0.1% and 3.1% of the total costs, respectively. Gross margins for 2002 included restructuring charges of $3,857,000, but were favorably impacted by decreases in fixed costs due to reduced headcount, lower warranty expense due to the decreasing M2 installed base under warranty, product cost improvements and a VAT refund of $580,000. Partially offsetting these favorable impacts were increased inventory reserves related to manufacturing outsourcing and product roadmap decisions and the write-down of certain assets, primarily M3 tooling.

Selling, General and Administrative

Selling, general and administrative ("SG&A") expenses include salaries, sales commissions, advertising expenses and marketing programs.

Fiscal Year 2003 Compared to 2002

SG&A expenses increased from $27,316,000 in 2002 to $30,084,000 for 2003. SG&A expenses included restructuring charges of $688,000 in 2002, and in 2003 included $5,962,000 for bad debt expense related to a major customer. SG&A for 2003 also included decreases due to headcount reductions in 2002 and 2003, the impact of which was primarily realized in 2003, and overall cost control measures implemented in 2003, which included limitations on expenses and new hiring, although such expenses did not decrease in proportion to the decrease in revenue.

Fiscal Year 2002 Compared to 2001

SG&A expenses decreased from $36,759,000 and 23.2% of revenue in 2001 to $27,316,000 and 20.5% of revenue in 2002. Included in 2001 and 2002 were $179,000 and $688,000 of restructuring charges, respectively. Fiscal 2002 included decreases as a result of headcount reductions as part of our restructurings in the first and third quarters of 2002 and continued cost control efforts during the year. In addition, advertising expenses decreased in 2002 due to fewer product launches. Partially offsetting these expense decreases were restructuring charges during the first quarter of 2002.

Research and Development

Research and development expenses include salaries, third-party development costs and prototype expenses.

Fiscal Year 2003 Compared to 2002

Research and development expenses decreased from $23,713,000 in 2002 to $9,826,000 for 2003. The decreases in 2003 are the result of significant headcount reductions, lower costs for external engineering, and a decrease in costs incurred in developing VXA and related automation products. Management believes that the Company continues to have the necessary resources in place to meet all technology development related milestones in 2004.

Fiscal Year 2002 Compared to 2001

Research and development expenses decreased from $25,184,000 in 2001 to $23,713,000 in 2002, but as a percentage of revenue, increased from 15.9% to 17.8% for the same years. Included in research and development expenses for 2001 and 2002 were restructuring charges of $97,000 and $245,000, respectively. Research and development expenses were favorably impacted by lower automation development costs in 2002 as compared to 2001, due to a larger number of product introductions in 2001. Partially offsetting the decrease in expenses was the write-down of certain assets during the first quarter of 2002

Lease Terminations and Related Costs

During the third quarter of 2003, we were in default under three lease agreements for facilities due to delinquent rental payments. For the first property, which included the Company's headquarters, the lessor terminated the original lease and subsequent short-term lease on June 30, 2003, and we ceased use of the building on that date. Remaining lease payments under the original lease total approximately $1,600,000. The lessor under this lease commenced litigation against the Company and claimed damages relating to the rental default and an alleged failure to maintain the leased premises. In October 2003, we reached a settlement with the lessor for the payment of the remaining lease payments over a one-year period commencing in November 2003.

In September 2003, we entered into a note payable in the amount of $3,060,000 with the lessor of certain of our office and manufacturing facilities, in settlement of all past and future amounts due under the lease for such facilities. The note is unsecured, is payable interest only through September 2008, at which time the entire principal amount is due and bears interest at the prime rate for the first year (4.0% at September 27, 2003), 6.0% for years two through four and 10.0% for year five. Interest on the note was imputed at a rate of 9.0% over the term of the note and, accordingly, the note was recorded net of discount of $359,000. The 9.0% rate was considered to be a market interest rate based on other borrowings of the Company. The discount will be recognized over the term of the note as additional interest expense using the effective interest method. We also settled our obligation under a third lease for our former San Diego, California sales office space, which totaled approximately $170,000.

As a result of the lease terminations and settlements and the Company ceasing to use the leased facilities, we recorded lease termination expense and related costs totaling $4,707,000 in 2003. Included in this amount is $4,498,000 of past and future rental payments and $972,000 of accelerated amortization of leasehold improvements, less $763,000 of related deferred rent concessions.

Other Income (Expense), Net

Other income (expense), net consists primarily of income from the sales of our ownership interests in other companies, a one-time sale of technology, interest income and expense, foreign currency fluctuation gains and losses and other miscellaneous items.

Fiscal Year 2003 Compared to 2002

In 2003, other income (expense) includes interest expense of $12,859,000 of which $10,146,000 was stock-based interest related to the issuance of common stock in exchange for investor guaranties on our bank line of credit (discussed in detail below under "Borrowings"). The remaining interest expense was cash interest and fees incurred on our bank line of credit. In 2002 we recognized interest expense of $2,051,000, of which $541,000 related to the beneficial conversion feature of a bridge loan and the value of related stock warrants. Interest incurred on our bank line of credit was higher in 2003 compared to 2002 due to an interest rate of 9.5% for 2003 as compared to 5.5% for 2002.

During 2002, we sold our remaining ownership interest in CreekPath Systems, Inc., resulting in a gain of $1,500,000. Also, during 2002, we recognized income of $1,200,000 related to the sale of a manufacturing license agreement. Both of these items are included in other income for 2002.

The result of foreign currency translations fluctuated from a loss of $803,000 to a loss of $1,851,000 for 2002 and 2003, respectively. These fluctuations resulted primarily from a significant strengthening of the Japanese Yen and the Euro against the U.S. dollar in both 2002 and 2003, particularly in the last four months of 2003.

Fiscal Year 2002 Compared to 2001

Interest income decreased from $86,000 for 2001 to $27,000 in 2002, due to the disposition of substantially all of our interest bearing assets by the end of the second quarter of 2002. Interest expense increased from $1,715,000 for 2001 to $2,051,000 for 2002, which included a non-cash interest charge of $541,000 related to the beneficial conversion feature of a bridge loan and the value of the related warrants. Other income (expense) items other than interest income and expense decreased from income of $2,181,000 for 2001 to income of $1,336,000 for 2002. A $1,719,000 gain on the sale of our investment in Sun Microsystems favorably impacted 2001. In June 2002, Exabyte sold its remaining ownership interest in CreekPath Systems, Inc. for total proceeds and a gain of $1,500,000 due to the interest in CreekPath Systems, Inc. previously being written down to zero. During the first quarter of 2002, we received and recognized $1,200,000 related to a sale of a manufacturing license agreement. Fluctuations in the dollar/Yen and dollar/Euro exchange rates resulted in a gain of $124,000 in 2001 and a loss of $803,000 in 2002.

Taxes

In 2003, we recognized tax expense of $88,000, primarily related to our foreign operations. For 2002, we recorded a benefit from income taxes in the amount of $402,000, primarily as a result of a Federal income tax refund received in the amount of $453,000. This refund was for a prior year filing and related to issues for which tax expense had previously been recorded. For 2001, we recognized $6,000 of income tax benefit. Based on cumulative operating losses over the prior five years and the uncertainty regarding future profitability, we continue to reserve 100% of our deferred tax assets. We believe a 100% valuation allowance will be required until the Company achieves a consistent and predictable level of profitability.

At January 3, 2004 , we had domestic net operating loss carry forwards available to offset future taxable income of approximately $216,000,000, which expire between 2005 and 2023. Under the Tax Reform Act of 1986, the amount of and the benefit from net operating losses that can be carried forward may be limited in certain circumstances. Due to a cumulative ownership change of more than 50% over a three-year period which occurred in November 2001 in connection with the Ecrix merger, the portion of Exabyte's and Ecrix's pre-business combination tax carryovers totaling $153,000,000 that can be utilized in any one taxable year for federal tax purposes is limited to approximately $1,200,000 per year through

2021. Ownership changes after January 3, 2004 could further limit the utilization of our remaining net operating loss carry forward of $63,000,000, in addition to any losses incurred subsequent to January 3, 2004.

Loss Per Share

Basic and diluted loss per share was $0.70 in 2003 compared to $1.02 in 2002. Included in the 2003 loss per share is $556,000, or $0.01 per share, related to the beneficial conversion feature of the Company's Series I preferred stock. In addition, outstanding common shares increased significantly in 2003 due to shares issued for loan guaranties. Basic and diluted loss per share decreased from $1.47 per share in 2001 to $1.02 per share for 2002. Included in the 2002 per share loss amount is a deemed dividend in the amount of $4,557,000, or $0.14 per share, related to the beneficial conversion feature of the Company's Series I preferred stock. Included in the 2001 and 2002 per share loss amounts are restructuring charges of $0.02 and $0.15 per share, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Issues

We have incurred losses for the past several years and realized a substantial loss in 2003. Declining revenue, reduced gross margins on certain hardware products, special charges relating to the reorganization of the business and the effect of the weakening dollar versus foreign currencies such as the Yen and Euro contributed to the loss in 2003 and the Company's continuing liquidity issues. We continue to reassess our business and investigate various strategic alternatives that would increase liquidity. These alternatives may include one or more of the following:

  proceeds from debt or equity fundraising activities;
  sale of all or a portion of our operating assets;
  continued restructuring of current operations;
  strategic alliance, or business combination; or
  restructuring of payment terms of notes payable to certain suppliers.

We will continue to explore these and other options that would provide additional capital for longer-term objectives and current operating needs. It will be necessary for us to take one or more of these actions in order to have sufficient funds to support our operations. If we are not successful in achieving one or more of these actions, it is possible that we may not be able to continue as a going concern. In November 2003, we entered into a Media and Distribution Agreement with, and sold preferred stock to, Imation and we received proceeds of $20 million in cash. These proceeds were used primarily to repay our line-of-credit with our bank and meet other supplier requirements. In addition, during 2003, we successfully negotiated and restructured the payment terms for certain amounts due to suppliers and settled our obligations due to various lessors for facilities. These negotiations and settlements resulted in the deferral of the payment of a portion of these amounts into 2005 and thereafter. Currently, our primary sources of funding are based on the Imation proceeds, availability under our line of credit with Silicon Valley Bank, notes payable to suppliers and others, and our ability to generate cash from operations. We are currently evaluating additional sources of cash, with an emphasis on obtaining additional equity capital or borrowing availability in 2004. The amount of such additional liquidity needs cannot presently be determined.

Cash Flows - 2003

We have incurred operating losses and experienced declining revenue over the last five years. As of January 3, 2004, we have $6,979,000 in cash and cash equivalents and negative working capital of $6,256,000. In January 2004, we used a substantial portion of our cash balance to repay our bank line-of-credit balance of $6,498,000. During 2003, we had $23,258,000 in cash provided by operating activities, $2,393,000 used by financing activities and $14,550,000 used by investing activities.

The components of cash provided by operations include our net loss of $43,692,000, reduced by depreciation and amortization expense, stock-based interest expense, provision for uncollectible accounts receivable and sales returns and programs, lease termination expense and loss on foreign currency translation, all of which totaled $27,573,000. In addition, cash flows from operating activities in 2003 was impacted by (1) a decrease in accounts receivable of $9,711,000 resulting from a reduction in days-sales-outstanding from 127 days at December 28, 2002 to 56 days at January 3, 2004, as well as the write-off of a $5,962,000 receivable balance from a significant customer that filed bankruptcy in 2003, (2) an increase in deferred revenue related to the $18,500,000 distribution fee received from Imation, (3) a decrease in inventory of $12,497,000 due to increased usage and disposition of inventory items during 2003, and (4) a decrease in accounts payable and accrued liabilities of $2,770,000 due in part to the use of the proceeds from the Media Distribution Agreement to pay aged payables and accrued liabilities. Cash used by financing activities is comprised primarily of net payments on the bank line-of-credit and other notes payable of $16,065,000 and the proceeds from the sale of preferred stock of $1,500,000. Cash used by investing activities relates to the purchase of equipment and leasehold improvements.

Our cash from operations can be affected by the risks involved in our operations, including revenue growth, the successful introduction and sales of new product offerings, control of product costs and operating expenses, and overall management of working capital items. Cash required for capital expenditures is expected to total approximately $1,000,000 in 2004. This amount is significantly less than prior years due to decreased new product development activities and our overall lack of liquidity.

Cash Flows - 2002

As of December 28, 2002, we had $664,000 in cash and cash equivalents and negative working capital of $5,199,000. From 2001 to 2002, our cash and cash equivalents decreased $1,533,000 due to $13,267,000 used by operating activities, $2,054,000 used by investing activities and $13,788,000 provided by financing activities. Cash used by operating activities was primarily attributable to our net loss of $29,072,000, but positively impacted from a $13,843,000 increase in accounts payable. Cash used by investing activities was primarily from capital expenditures of $3,903,000 offset by $1,590,000 in cash proceeds from sales of investments. Cash provided by financing activities was primarily a result of $7,081,000 from the issuance of stock, $1,000,000 from a bridge loan, net borrowings of $6,269,000 on our line of credit and principal payments of $1,013,000 on long-term debt obligations.

BORROWINGS

Line of Credit-Bank

On June 18, 2002, the Company entered into a $25,000,000 line of credit agreement (the "Agreement") with Silicon Valley Bank ("SVB") that originally expired in June 2005. The purpose of the Agreement is to provide funds for general working capital needs. As of December 28, 2002, we were not in compliance with certain financial covenants included in the Agreement which constituted an event of default. In February 2003, SVB agreed to forbear from exercising its remedies as a result of the default, and in April 2003, we entered into the Third Modification Agreement ("Third Modification"). The Third Modification provided for borrowings of up to $20,000,000, based on a specified percentage of eligible accounts receivable, as defined, and a percentage of specified inventory balances, also as defined in the Agreement. Collateral for all borrowings included substantially all assets of the Company and the maturity date of the Agreement was revised to September 30, 2003. Interest under the Third Modification was charged at a rate equal to the prime rate plus 5.25%. The Fourth Modification Agreement increased the overadvance guaranties from $2,500,000 to $2,750,000 effective July 18, 2003.

On October 10, 2003, we entered into the Fifth Modification Agreement which extended the Agreement through September 30, 2005, under similar terms and conditions. As of March 16, 2004, we have negotiated a revised agreement (the "Revised Agreement") which provides for borrowings of up to $20,000,000 based on 70% of eligible accounts receivable. Eligible accounts receivable excludes balances greater than 60 days past due, certain foreign receivables and other items defined in the Revised Agreement. No borrowings are available based on inventory balances. At January 3, 2004, interest is being charged retroactively at the prime rate plus 2.25% (6.25%) in accordance with the Revised Agreement. The Revised Agreement also includes financial covenants relating to operating results, limits on inventory levels with product distributors, the maintenance of minimum levels of net worth or deficit and prohibits the payment of dividends. The Revised Agreement also includes certain acceleration clauses that may cause any outstanding balance to become immediately due in the event of default. We expect to finalize the Revised Agreement in early April 2004. As of January 3, 2004, we were in violation of the covenant relating to operating results for the fourth quarter of 2003. We obtained a waiver of such covenant violation in March 2004. We believe we will be in compliance with the financial covenants included in the Revised Agreement during 2004.

In connection with the Third Modification, SVB had notified the Company that it was in an "over advance" state with respect to its line of credit, and that in order for SVB to continue to allow the Company to borrow against the line, the Company was required to cause its CEO and a significant investor ("Guarantors") to agree to guarantee up to a maximum of $2,500,000 for advances in excess of the Company's credit limit (the "Guaranties"). The Company, through an independent committee of its Board, negotiated agreements with the Guarantors, whereby the Guarantors agreed to such a guarantee in exchange for a specific number of shares of the Company's common stock. In addition, the Company agreed to issue a warrant to SVB as compensation for allowing access to the extended line of credit while the Guaranties were being negotiated. In addition, SVB required that each of the Guarantors enter into a subordination agreement ("Subordination Agreement"), whereby each Guarantor agreed to subordinate to SVB: (1) all of our present and future indebtedness and obligations to the Guarantor; and (2) all of the Guarantor's present and future security interests in our assets and property. Additional guaranties for $250,000 of excess borrowings were obtained in July 2003 under similar terms. The Guaranties were terminated in November 2003. The excess borrowing availability was substantially utilized by the Company during the period of time that the Guaranties were in effect. Similar guaranties are not expected to be needed in the future.

Notes Payable - Suppliers

During 2003, we entered into agreements with four of our largest suppliers that converted certain accounts payable and accrued liability amounts outstanding at December 28, 2002, totaling $20,900,000, to unsecured notes payable, which are due through 2005 and bear interest at rates ranging from zero to 5%. In September 2003, we entered into restructuring and note payable agreements (the Agreements) with a fifth supplier, Solectron Corporation ("Solectron"), for $8,991,000 which converted accounts payable and inventory purchase commitments to a note payable. Of this balance, $3,020,000 represents a current inventory purchase commitment which is non-interest bearing. Accordingly, the remaining purchase commitment balance of $1,392,000 at January 3, 2004 is included in accrued liabilities in the accompanying consolidated financial statements. The remaining $5,970,000 original balance of the note is unsecured and is due monthly through 2007 with interest at 9.0%. As of January 3, 2004, the total amount due under all notes payable - suppliers is $24,398,000, which is payable as follows: 2004 - $13,384,000; 2005 - $8,093,000; 2006 - $1,753,000; 2007 - $1,168,000.

Through a lawsuit filed in February 2004, Solectron notified us that they were declaring the Company to be in default under the Agreements due to non-compliance with the inventory purchase provision of the Agreements, which required the purchase of a specified amount of inventory by December 31, 2003. We disputed this assertion and, based on consultation with our legal counsel, we were advised that we had meritorious defenses related to this claim. On March 5, 2004, we entered into an agreement with Solectron that modified certain provisions of the Agreement and cured the alleged default. As a result, Solectron agreed to dismiss the lawsuit pending the extension of certain letters of credit provided to Solectron by the Company, which was completed on March 8, 2004. In connection with the litigation, Solectron ceased production of products for us during the period between March 1, 2004 and the date of settlement, at which time production resumed.

Note Payable - Lessor

In September 2003, we entered into a note payable in the amount of $3,060,000 with the lessor of certain of our former office and manufacturing facilities, in settlement of all past and future amounts due under the lease for such facilities. The note is unsecured, is payable interest only through September 2008, at which time the entire principal amount is due, and bears interest at the prime rate for the first year (4.0% at January 3, 2004), 6.0% for years two through four and 10.0% for year five. Interest on the note was imputed at a rate of 9.0% over the term of the note and, accordingly, the note was recorded net of discount of $359,000. The 9.0% rate was considered to be a market interest rate based on our other borrowings. The discount will be recognized over the term of the note as additional interest expense using the effective interest method.

Media Distribution Agreement

On November 7, 2003, we entered into a Media Distribution Agreement ("Media Agreement") with Imation whereby we granted Imation the exclusive worldwide marketing and distribution rights for the Company's proprietary removable data storage media. In exchange for such rights, Imation paid us a one-time distribution fee of $18,500,000, payable $10,000,000 upon execution of the Media Agreement and $8,500,000 upon the achievement of a specified level of media sales by Imation subsequent to the effective date of the Media Agreement. We received the $8,500,000 payment in December 2003. Under the Media Agreement, we agreed to grant Imation a second security interest in our intellectual property to secure the Company's obligations under the Media Agreement and a seat as an observer on our Board of Directors. The Media Agreement has an indefinite term, but provides for termination by Imation upon 180 days' prior written notice to the Company, or upon a material default by either party. If Imation terminates the Media Agreement because of a material default by Exabyte, we must pay Imation a prorated portion of the distribution fee (based on 10 years from November 7, 2003). If the Media Agreement is terminated by Imation, we are not obligated to refund any portion of the distribution fee. The Media Agreement provides for discounted sales prices to Imation which, in turn, reduces our gross margin on media sales. On November 7, 2003, Imation also purchased 1,500,000 shares of the Company's Series I Preferred Stock for $1,500,000.

Other Non-Current Liabilities And Contractual Obligations

We are committed to make certain payments for non-current liabilities including notes payable. Our cash payments due under these contractual obligations as of January 3, 2004 are as follows:

(In thousands)	Less than 1 year	1 - 3 years	After 3 years	Total
Notes payable	$13,384	$11,014	$3,060	$27,458
Operating leases	1,138	3,050	43	4,231
Unconditional purchase obligations, primarily for inventory	1,392	--	--	1,392
Capital lease obligations	85	95	--	180
	$15,999	$14,159	$3,103	$33,261

We expect to fund these obligations through cash generated from operations and external debt or equity financings.

In addition, as of January 3, 2004, we have issued irrevocable letters-of-credit in favor of certain suppliers totaling $750,000, of which $250,000 expires May 31, 2004 and $500,000 expires June 10, 2004.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

In the ordinary course of our operations, we are exposed to certain market risks, primarily fluctuations in foreign currency exchange rates and interest rates. Uncertainties that are either nonfinancial or nonquantifiable, such as political, economic, tax, other regulatory or credit risks are not included in the following assessment of our market risks.

Foreign Currency Exchange Rates

We have foreign subsidiaries whose operations expose us to foreign currency exchange rate fluctuations (See Note 1 to the Consolidated Financial Statements). Fluctuations in foreign currency exchange rates could impact remeasurement of our foreign denominated assets and liabilities into U.S. dollars and our future earnings and cash flows from transactions denominated in different currencies. At January 3, 2004, 19.3% of our total liabilities, consisting primarily of a note payable to a supplier, were denominated in foreign currencies. During 2003, 12.2% of operating expenses were denominated in foreign currencies. Assets and revenue denominated in foreign currencies were not significant in 2003. We have subsidiaries in Europe, Japan and Singapore whose accounting records are maintained in their local currency. Our exposure to currency exchange rate fluctuations is diversified due to the number of different countries in which we conduct business, although our most significant exposure relates to the Yen due to certain product supply agreements with, and a note payable to, a Japanese supplier. These agreements and note payable provide for payments at a fixed conversion rate of 120 Yen/dollar. Foreign currency gains and losses will continue to result from fluctuations in the exchange rates of these subsidiaries' operations compared to the U.S. dollar thereby impacting future operating results. We incurred a loss of $1,634,000 in 2003 due to the foreign currency translation of the note payable to a supplier denominated in Yen at the fixed conversion rate. In addition, our cost of goods sold increased in 2003 by $1,381,000 due to the fluctuation in the exchange rate of the Yen, primarily during the last four months of the year.

Subsequent to January 3, 2004, we reached an agreement with the Japanese supplier to share equally in any fluctuations in the exchange rate of the Yen, through the adjustment of purchase prices after consideration of currency fluctuations, beginning in January 2004 for purchases of drive products. This sharing agreement does not apply to payments under the note payable.

We purchase certain inventory components and services, denominated in Yen, from Japanese suppliers. We settle such payments at the prevailing spot rate. We prepared sensitivity analyses of our exposure from foreign assets and liabilities as of January 3, 2004, and our exposure from anticipated foreign revenue and operating expenses in 2004 using historical data and anticipated future activity to assess the impact of hypothetical changes in foreign currency exchange rates. Based upon the results of these analyses, we estimate that a hypothetical 10% unfavorable change in foreign currency exchange rates from the 2003 year end rates could have a $2,084,000 impact on liabilities. The expected impact on net revenue and operating expenses is not considered significant.

In addition, we have also prepared sensitivity analyses of our exposure related to Yen denominated product purchases, primarily finished goods. Using a hypothetical 10% unfavorable change in the dollar/yen exchange rate from the year end rate, and projected 2004 purchases denominated in Yen at fixed conversion rates, we estimate a potential $3,093,000 impact on 2004 product purchases and cost of goods sold, which would affect operating results, cash flows or our financial condition, including inventory balances, during 2004.

Interest Rates

At January 3, 2004, we had $6,498,000 outstanding on our line of credit, and our interest rate on the line was prime plus 2.25% (6.25%). Fluctuations in rates during 2004 could impact our interest expense related to this line of credit. Other notes payable are at fixed rates throughout 2004.

We prepared sensitivity analyses of our exposure to interest rate fluctuations to assess the impact of a hypothetical change in interest rates. Based on the results of these analyses, we estimate that a hypothetical 10% unfavorable change in interest rates with respect to our current rate of prime plus 2.5% could have a $52,000 impact on results of operations assuming an estimated average borrowing level of $8,000,000 during 2004. This risk is similar to the interest rate risk presented in the prior year, and could have a significant effect on our results of operations, cash flows or financial condition in 2004.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required pursuant to this item are included in this Annual Report on Form 10-K and begin on page F-1. The supplementary financial information required by this item is included in "Item 6: Selected Financial Data" under the subsection titled "Quarterly Results of Operations / Supplementary Financial Information."

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

None reported.

ITEM 9A.

CONTROLS AND PROCEDURES

As of January 3, 2004, Exabyte conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by Exabyte in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms as of January 3, 2004. There was no change in our internal control over financial reporting during the quarter ended January 3, 2004 that has materially affected, or is reasonably likely to materially affect, Exabyte's internal control over financial reporting.

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

PART III

For Part III, the information set forth in the Company's definitive Proxy Statement for the Company's 2004 Annual Meeting of Stockholders, to be filed within 120 days after January 3, 2004, the close of its fiscal year, is hereby incorporated by reference.

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS
OF THE REGISTRANT

ITEM 11.

EXECUTIVE COMPENSATION

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
AND REPORTS ON FORM 8-K

(A) 1. CONSOLIDATED FINANCIAL STATEMENTS

(a) 2.   Consolidated Financial Statement Schedules

Years ended December 29, 2001, December 28, 2002 and January 3, 2004.

II	Valuation and Qualifying Accounts	S-1

All other schedules are omitted because they are inapplicable, not required under the instructions, or the information is included in the financial statements or notes thereto.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
of Exabyte Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)1 present fairly in all material respects, the financial position of Exabyte Corporation and its subsidiaries at December 28, 2002 and January 3, 2004, and the results of their operations and their cash flows for each of the three years in the period ended January 3, 2004, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the consolidated financial statement schedule listed in the index appearing under Item 15(a)2 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses and has an accumulated deficit of $135,629,000 at January 3, 2004. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Denver, Colorado
March 30, 2004

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 28, 2002	January 3, 2004
ASSETS
Current assets:
Cash and cash equivalents	$ 664	$ 6,979
Accounts receivable, less allowances for uncollectible accounts and sales returns and programs of $3,559 and $1,804, respectively	31,873	14,764
Inventory, net	24,582	12,085
Other	1,851	1,777
Total current assets	58,970	35,605

Equipment and leasehold improvements, net (Note 2)	4,924	2,781
Goodwill (Note 9)	7,428	7,428
Other non-current assets	803	315

Total non-current assets	13,155	10,524
Total assets	$ 72,125	$ 46,129

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$ 30,624	$ 8,843
Accrued liabilities (Note 3)	13,139	9,436
Current portion of deferred revenue (Note 10)	1,694	3,495
Line of credit - Bank (Note 4)	18,560	6,498
Current portion of notes payable - suppliers (Note 4)	--	13,384
Current portion of other non-current liabilities	152	510
Total current liabilities	64,169	42,166
Notes payable, less current portion (Note 4)
Suppliers	--	11,014
Others	--	2,946
	--	13,960
Accrued warranties, less current portion	2,585	979
Deferred revenue, less current portion (Note 10)	519	16,980
Other liabilities, less current portion	320	460
Total liabilities	$ 67,593	$ 74,545

See accompanying notes to the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands, except per share data)

	December 28, 2002	January 3, 2004
Stockholders' equity (deficit) (Notes 5 and 6):
Preferred stock; no series; $.001 par value; 18,350 shares authorized; no shares issued and outstanding	$ --	$ --
Preferred stock; series A; $.001 par value; 500 shares authorized; no shares issued and outstanding	--	--
Series G convertible preferred stock; $.001 par value; 1,500 shares authorized, issued and outstanding at December 28, 2002; exchanged for common stock in 2003	1	--
Series H convertible preferred stock; $.001 par value; 9,650 shares authorized; 9,650 and 7,296 shares issued and outstanding, respectively; aggregate liquidation preference at January 3, 2004 of $7,296	10	7
Series I convertible preferred stock; $.001 par value; 10,000 shares authorized; 8,438 and 9,321 shares issued and outstanding, respectively; aggregate liquidation preference at January 3, 2004 of $20,003	8	9
Common stock, $.001 par value; 350,000 shares authorized; 33,600 and 93,017 shares outstanding, respectively	34	93
Additional paid-in capital	98,476	107,682
Treasury stock, at cost; 342 and 96 shares, respectively	(2,060)	(578)
Accumulated deficit	(91,937)	(135,629)
Total stockholders' equity (deficit)	4,532	(28,416)

Commitments and contingencies (Note 11)

Total liabilities and stockholders' equity (deficit)	$ 72,125	$ 46,129

See accompanying notes to the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Fiscal Years Ended
	December 29, 2001	December 28, 2002	January 3, 2004

Net revenue	$ 158,438	$ 133,191	$ 94,169
Cost of goods sold	132,143	110,948	78,576

Gross profit	26,295	22,243	15,593

Operating expenses:
Selling, general and administrative	36,759	27,316	30,084
Research and development	25,184	23,713	9,826
Lease terminations and related costs (Note 12)	--	--	4,707
Total operating expenses	61,943	51,029	44,617

Loss from operations	(35,648)	(28,786)	(29,024)

Other income (expense):
Interest expense (Note 4):
Stock-based	--	(541)	(10,146)
Other	(1,715)	(1,510)	(2,713)
Total interest expense	(1,715)	(2,051)	(12,859)
Gain (loss) on foreign currency translation	124	(803)	(1,851)
Gain on sale of investment (Note 13)	1,719	1,500	--
Sale of technology (Note 13)	--	1,200	--
Interest income	86	27	--
Other, net	338	(561)	130

Loss before income taxes and equity in net loss of investee	(35,096)	(29,474)	(43,604)

Income tax (expense) benefit	6	402	(88)
Equity in net loss of investee (Note 13)	(343)	--	--

Net loss	(35,433)	(29,072)	(43,692)

Deemed dividend related to beneficial conversion features of preferred stock (Note 6)	--	(4,557)	(556)

Net loss available to common stockholders	$ (35,433)	$ (33,629)	$ (44,248)

Basic and diluted loss per share	$ (1.47)	$ (1.02)	$ (0.70)

Weighted average common shares used in calculation of basic and diluted loss per share	24,052	33,022	63,617

See accompanying notes to the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands, except per share data)	Preferred Stock			Common Stock
	Series G	Series H	Series I	Shares	Amount	Additional Paid-In Capital	Treasury Stock Amount	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balances at December 30, 2000	$ --	$ --	$ --	23,234	$ 23	$ 69,154	$ (2,742)	$ (27,377)	$ 39,058
Common stock options exercised at $0.65 per share	--	--	--	14	--	--	--	--	--
Common stock issued pursuant to Employee Stock Purchase Plan at $.079 and $0.82 per share	--	--	--	102	--	82	--	--	--
Issuance of 9,560 shares of Series H preferred stock at $2.00 per share	1	--	--	--	--	2,999	--	--	3,000
Issuance of 1,500 shares of Series G preferred stock at $1.00 per share	--	10	--	--	--	9,640	--	--	9,650
Common stock issued pursuant to acquisition at $0.72 per share	--	--	--	10,000	10	7,190	--	--	7,200
Options granted to employees of acquired company	--	--	--	--	--	1,006	--	--	1,006
Issuance of common stock warrants	--	--	--	--	--	191	--	--	191
Net loss for the year	--	--	--	--	--	--	--	(35,433)	(35,433)
Balances at December 29, 2001	1	10	--	33,350	33	90,262	(2,742)	(62,810)	24,754
Common stock options exercised at $0.65 and $0.80 per share	--	--	--	95	--	62	--	--	62
Common stock issued pursuant to Employee Stock Purchase Plan at $0.45 and $0.94 per share	--	--	--	85	--	63	--	--	63
Common stock options issued to non-employees	--	--	--	--	--	77	--	--	77
Issuance of 8438 shares of Series I preferred stock at $1.00 per share	--	--	8	--	--	7,998	--	--	8,006
Issuance of common stock warrants	--	--	--	--	--	541	--	--	541
Common stock issued for compensation	--	--	--	--	1	(582)	682	--	101
Common stock dividend	--	--	--	70	--	55	--	(55)	--
Net loss for the year	--	--	--	--	--	--	--	(29,072)	(29,072)
Balances at December 28, 2002	1	10	8	33,600	34	98,476	(2,060)	(91,937)	4,532
Common stock options exercised at $0.18 and $0.74 per share	--	--	--	22	--	13	--	--	13

See accompanying notes to the consolidated financial statements

Exabyte Corporation And Subsidiaries
Consolidated Statements Of Stockholders' Equity (Deficit) (Continued)
(In thousands, except per share data)	Preferred Stock			Common Stock
	Series G	Series H	Series I	Shares	Amount	Additional Paid-In Capital	Treasury Stock Amount	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Common stock issued pursuant to Employee Stock Purchase Plan at $.08 per share	--	--	--	21	--	2	--	--	2
Issuance of 1,500 shares of Series I preferred stock at $1.00 per share	--	--	1	--	--	1,499	--	--	1,500
Issuance of common stock warrants	--	--	--	--	--	71	--	--	71
Common stock issued under loan guaranties	--	--	--	50,043	50	8,394	--	--	8,444
Common stock issued for compensation	--	--	--	263	--	(1,151)	1,482	--	331
Common stock issued for settlement of accounts payable	--	--	--	2,943	3	380	--	--	383
Common stock dividend	--	--	--	223	--	--	--	--	--
Conversion of preferred stock to common stock	(1)	(3)	--	5,902	6	(2)	--	--	--
Net loss for the year		--	--	--	--	--	--	(43,692)	(43,692)
Balances at January 3, 2004	$ --	$ 7	$ 9	93,017	$ 93	$ 107,682	$ (578)	$ (135,629)	$ (28,416)

See accompanying notes to the consolidated financial statements

Exabyte Corporation And Subsidiaries
Consolidated Statements Of Cash Flows

(In thousands)

	Fiscal Years Ended
	December 29, 2001	December 28, 2002	January 3, 2004
Cash flows from operating activities:
Net loss	$(35,433)	$(29,072)	$(43,692)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	8,874	6,724	3,688
Write-down of assets	--	4,071	--
Provision for uncollectible accounts receivable and sales returns and programs	2,904	3,749	7,398
Equity in loss of investee	343	--	--
Lease termination expense	--	--	4,707
Gain on sale of investment	(1,719)	(1,500)	--
Stock-based compensation expense	--	178	331
Stock-based interest expense	--	541	10,146
Loss (gain) on disposal of equipment and leasehold improvements	--	106	(124)
Loss on foreign currency translation of non-current liability	--	--	1,634
Changes in assets and liabilities, net of effects of business combination:
Accounts receivable, net	9,821	(9,194)	9,711
Inventory, net	15,129	4,723	12,497
Other current assets	1,315	(174)	74
Other non-current assets	5	5	488
Accounts payable	(8,653)	13,843	(452)
Accrued liabilities	(5,661)	(1,234)	(2,318)
Deferred revenue	--	--	18,262
Other non-current liabilities	1,162	(6,033)	908
Net cash provided (used) by operating activities	(11,913)	(13,267)	23,258
Cash flows from investing activities:
Proceeds from sale of investments	1,719	1,590	--
Purchase of equipment and leasehold improvements	(1,751)	(3,903)	(2,695)
Acquisition, net of cash acquired	2,766	--	--
Proceeds from sale of equipment and leasehold improvements	94	259	302
Net cash provided (used) by investing activities	2,828	(2,054)	(2,393)

See accompanying notes to the consolidated financial statements.

Exabyte Corporation And Subsidiaries
Consolidated Statements Of Cash Flows (Continued)

(In thousands)

	Fiscal Years
	December 29, 2001	December 28, 2002	January 3, 2004
Proceeds from issuance of common and preferred stock	12,733	7,081	1,515
Cash overdraft	(2,343)	--	--
Decrease (increase) in restricted cash	(451)	451	--
Borrowings under bridge loan	--	1,000	--
Borrowings under line of credit - Bank	181,454	147,247	113,987
Payments under line of credit - Bank	(181,470)	(140,978)	(126,050)
Principal payments on notes payable and other non-current liabilities	(1,800)	(1,013)	(4,002)
Net cash provided (used) by financing activities	8,123	13,788	(14,550)
Net increase (decrease) in cash and cash equivalents	(962)	(1,533)	6,315
Cash and cash equivalents at beginning of year	3,159	2,197	664
Cash and cash equivalents at end of year	$ 2,197	$ 664	$ 6,979

Supplemental disclosures of other cash and non-cash investing and financing activities:
Interest paid in cash	$ (1,715)	$ (1,510)	$ (2,713)
Income taxes paid	(175)	(150)	--
Income tax refund received	--	453	--
Purchase of equipment under capital lease obligations	--	57	--
Settlement of accrued liability recorded as goodwill	--	2,721	--
Conversion of bridge loan plus accrued interest to Series I preferred stock	--	1,051	--
Conversion of accounts payable to notes payable	--	--	20,946
Conversion of accrued liabilities to notes payable	--	--	4,049
Common stock issued in settlement of accounts payable	--	--	383

Reconciliation of the effects of business combination:
Fair value of net assets acquired	$ 21,495
Cash purchase price	(1,809)
Fair value of common stock and options issued	(8,206)
Liabilities assumed	$ 11,480

See accompanying notes to the consolidated financial statements.

Exabyte Corporation And Subsidiaries
Notes To Consolidated Financial Statements

Note 1 - Operations and Summary of Significant Accounting Policies

Business, Liquidity and Basis of Presentation

Exabyte Corporation ("Exabyte" or the "Company") was incorporated on June 5, 1985 under the laws of the state of Delaware. Exabyte markets, designs and manufactures storage products including VXA®, and MammothTape™ drives, as well as automation for VXA®, MammothTape™ and LTO™ (Ultrium™) technologies. Exabyte also provides its own brand of recording media and provides worldwide service and customer support to its customers and end users. The Company has reported its results of operations on the basis of a fiscal year of 52 or 53 weeks ending on the Saturday closest to December 31. There were 53 weeks in fiscal 2003 and 52 weeks in fiscal 2002 and 2001. The year ended January 3, 2004 is referred to as "2003" in the accompanying notes to the consolidated financial statements. Beginning with the three months ended March 31, 2004, the Company will report its operating results on a calendar month, quarter and annual basis. During 2003, Nasdaq delisted the Company's stock, which is now traded on the OTC Bulletin Board.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses of $35,433,000, $29,072,000 and $43,692,000 in fiscal 2001, 2002 and 2003 respectively, and had a stockholders' deficit and working capital deficit of $28,416,000 and $6,561,000, respectively, as of January 3, 2004.

The Company is currently investigating various strategic alternatives that would result in increased liquidity. These alternatives may include one or more of the following:

  Proceeds from debt or equity fund raising activities;
  sale of all or a portion of operating assets;
  continued restructuring of current operations;
  strategic alliance or business combination; or
  restructuring of payment terms of notes payable to certain suppliers.

The Company will continue to explore these and other options that would provide additional capital for longer-term objectives and current operating needs. It will be necessary for the Company to take one or more of these actions in order to have sufficient funds to support its operations in 2004. If the Company is not successful in achieving one or more of these actions, the Company may not be able to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The Company has prepared the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, which require the use of management's estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities, as well as the reported amounts of revenue and expenses. Accordingly, actual results could differ from the estimates used.

Cash and Cash Equivalents

Cash equivalents are short-term, highly liquid investments that are both readily convertible to cash and have original maturities of three months or less at the date of purchase. The Company has no cash equivalents at December 28, 2002 or January 3, 2004.

Inventory

Inventory is recorded at the lower of cost or market using the first-in, first-out method, and includes materials, labor and manufacturing overhead. Inventory is presented net of reserves for excess quantities and obsolescence of $13,130,000 and $11,353,000 at December 28, 2002 and January 3, 2004, respectively, and consists of the following:

	December 28, 2002	January 3, 2004
(In thousands)
Raw materials and component parts	$11,038	$ 6,450
Work-in-process	834	--
Finished goods	12,710	5,635
	$24,582	$12,085

Equipment and Leasehold Improvements

Equipment and leasehold improvements are recorded at cost. Depreciation and amortization is recorded using the straight-line method over the estimated useful lives of the respective assets. Software, computers, furniture and machinery/equipment are depreciated over three years. Leasehold improvements are amortized over the useful life of the asset or the lease term (three to twelve years), whichever is less. Maintenance and repairs are expensed as incurred.

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

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, borrowings under the Company's line of credit and other notes payable, and the current portion of other non-current liabilities in the consolidated balance sheets approximate fair value due to the short-term maturity of these instruments. The fair value of non-current notes payable and capital leases was estimated by discounting the future cash flows using market interest rates and does not differ significantly from the amounts reflected in the consolidated balance sheets.

Goodwill

In June of 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 141, "Business Combinations" ("FAS 141") and Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("FAS 142").

FAS 141 was effective for the Company for all business combinations initiated after June 30, 2001, and mandates the purchase method to account for all business combinations. The Company accounted for its business combination with Ecrix Corporation ("Ecrix"), which was completed on November 9, 2001, under the provisions of FAS 141. Under the purchase method, the purchase price of an acquired business is allocated to the individual tangible and intangible assets acquired and liabilities assumed based upon estimated fair values at the date of acquisition. Any excess of the purchase price over the amounts assigned to assets acquired and liabilities assumed is recognized as goodwill. Goodwill is accounted for under the provisions of FAS 142.

The Company adopted FAS 142 on January 1, 2002. Under FAS 142, goodwill is assigned to one or more reporting units based upon certain criteria, is tested for impairment upon adoption of FAS142 and annually thereafter, and is no longer amortized. No amortization expense was recorded in 2001, as the Ecrix combination was completed subsequent to June 30, 2001. Upon adoption of FAS 142, the

Company concluded that it has one reporting unit, and in 2002 the Company completed the transitional and annual impairment tests using the following approach: (1) Calculate the fair value of the Company based on quoted market prices of the Company's stock, and compare such amount with the Company's carrying value (stockholders' equity or deficit), including goodwill; (2) If the fair value of the Company is less than its carrying amount, measure the amount of impairment loss, if any, by comparing the implied fair value of the goodwill with the carrying amount of such goodwill; (3) If the carrying amount of the goodwill exceeds its implied fair value, recognize that excess as an impairment loss. Using this method, the Company determined that the fair value of the reporting unit, including goodwill, exceeded carrying value as of December 28, 2002 and January 3, 2004 and, accordingly, goodwill is not considered to be impaired.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured. Generally, these criteria are met upon shipment of products and transfer of title and risk of loss to customers. Product sales to certain distributors and resellers are subject to agreements allowing certain limited rights of return, marketing related rebates and price protection on unsold merchandise. Accordingly, the Company records an allowance for estimated future returns, marketing rebates and for price protection in the period of the sale based on contractual terms and historical data. The Company sells to certain original equipment manufacturers ("OEM's"), which require that the Company maintain inventory at third party warehouses. Revenue from these sales is recognized when title transfers, which is generally when the OEM takes possession of the inventory from the warehouse. Revenue for out-of-warranty service repairs is recorded when the service has been performed and the product has been shipped back to the customer. Revenue for on-site warranty contracts is deferred and amortized using the straight-line method over the contract period. Shipping and handling costs are included in cost of goods sold.

The distribution fee received by the Company in connection with the Media Distribution Agreement ("Media Agreement") discussed in Note 10 was recorded as deferred revenue and is being amortized using the straight-line method over ten years, which represents the estimated period over which existing media products will be sold. In addition, under certain circumstances the distribution fee may be refundable on a pro-rata basis over a ten year period from the date of the Media Agreement.

Foreign Currency Transactions and Remeasurement

The U.S. dollar is the functional currency of the consolidated corporation including its subsidiaries. For the Company's foreign subsidiaries, monetary assets and liabilities are remeasured into U.S. dollars using the exchange rates in effect at the balance sheet date and non-monetary assets are remeasured at historical rates. Results of operations are remeasured using the average exchange rates during the period. The Company recorded net foreign exchange (gains) losses related to these remeasurements of $438,000, $(608,000) and $31,000 in 2001, 2002 and 2003, respectively. From time to time, the Company enters into transactions that are denominated in foreign currencies. These transactions are remeasured at the prevailing spot rate upon payment and recorded in the operating account to which the payment relates. Accounts receivable and payable from subsidiaries denominated in foreign currencies are remeasured using period end rates and transaction gains and losses are recorded. The Company recorded net foreign exchange (gains) losses related to these transactions of $(562,000), $1,411,000 and $1,818,000 in 2001, 2002 and 2003, respectively. In 2003, $1,634,000 of such loss related to the translation of a note payable to a supplier denominated in the Yen. In addition, during 2003 the Company's cost of goods sold increased by $1,381,000 as a result of a supply agreement with a Japanese supplier which required payment in Yen at a fixed conversion rate.

Comprehensive Income

The Company has no items of comprehensive income.

Warranty Costs

The Company establishes a warranty liability for the estimated cost of warranty-related claims at the time product related revenue is recognized. The following table summarizes information related to the Company's warranty reserve at December 28, 2002 and January 3, 2004:

(In thousands)

	December 28, 2002	January 3, 2004
Balance at beginning of year	$ 10,943	$ 5,049
Accruals for warranties issued during the year	2,033	1,180
Adjustments to warranties	(4,613)	(2,977)
Amortization during the year	(3,314)	(1,228)
Balance at end of year	$ 5,049	$ 2,024

Advertising Costs

Advertising costs are expensed as incurred and totaled $1,795,000, $486,000 and $186,000 in 2001, 2002 and 2003, respectively.

Research and Development Costs

All research and development costs are expensed as incurred.

Loss Per Common Share

Basic loss per share is based on the weighted average number of common shares issued and outstanding, and is calculated by dividing net loss by the weighted average number of shares outstanding during the period. Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares used in the basic loss per share calculation, adjusted for the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding. For 2001, 2002 and 2003, basic and diluted loss per share are equal, as the inclusion of potentially dilutive common shares is anti-dilutive.

Options to purchase 6,667,000, 12,891,000 and 16,028,000 shares of common stock were excluded from diluted share calculations for 2001, 2002 and 2003, respectively, as a result of the exercise prices being greater than the average fair market value of the Company's stock for the year, and as such are anti-dilutive.

In addition, options to purchase 5,161,000, 6,132,000 and 11,294,000 shares of common stock, respectively, were excluded from diluted share calculations for 2001, 2002 and 2003, respectively, as these options are anti-dilutive.

The Company had three classes of preferred stock outstanding during 2003, all of which were convertible into the Company's common stock (see Note 6). The assumed conversion of the preferred shares into common stock for 2001, 2002 and 2003, has been excluded from diluted share calculations as the effect of the conversion features is anti-dilutive. In addition, as a result of their anti-dilutive effect, accumulated preferred dividends payable in 97,500, 1,087,000 and 2,282,000 shares of common stock have been excluded from diluted share calculations for 2001, 2002 and 2003, respectively.

Stock-Based Compensation

As permitted under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), the Company accounts for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 "Accounting for

Stock Issued to Employees" ("APB 25"). Accordingly, no compensation expense has been recognized for options granted to employees with an exercise price equal to the market value at the date of grant or in connection with the employee stock purchase plan. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of FAS 123 and related interpretations.

The following table illustrates the effect on net loss available to common stockholders and net loss per share if the Company had applied the fair-value based method of SFAS 123 to stock-based compensation.

(In thousands, except per share data)	2001	2002	2003

Net loss	$ (35,433)	$ (29,072)	$ (43,692)

Add stock-based compensation expense included in reported net loss available to common stockholders, net of related tax effects	--	178	331

Deduct total stock-based compensation expense determined under fair-value based method for all awards, net of related tax effects	(3,978)	(3,108)	(2,113)

Pro forma net loss	$ (39,411)	$ (32,002)	$ (45,474)
Deemed dividend related to beneficial conversion features of preferred stock (Note 6)	--	(4,557)	(556)

Proforma net loss available to common stockholders	$ (39,411)	$ (36,559)	$ (46,030)
Basic and diluted net loss per share available to common stockholders:
As reported	$ (1.47)	$ (1.02)	$ (0.70)
Pro forma	$ (1.64)	$ (1.11)	$ (0.72)

For FAS 123 disclosure purposes, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2001	2002	2003
Estimated dividends	none	none	None
Expected volatility	133%	135%	190%
Risk-free interest rate	2.8%-4.8%	2.2%-4.0%	1.5%-2.5%
Expected term (years)	1.95	3.52	3.21

Reclassifications

Certain reclassifications have been made to prior years' balances to conform with the current year presentation.

Note 2 - Equipment and Leasehold Improvements

Equipment and leasehold improvements consist of the following:

	December 28, 2002	January 3, 2004
(In thousands)
Equipment and furniture	$ 52,991	$ 42,951
Equipment under capital leases	2,443	273
Leasehold improvements	11,253	372
Less accumulated depreciation and amortization	(61,763)	(40,815)
	$ 4,924	$ 2,781

Depreciation expense totaled $8,927,000, $6,724,000 and $3,688,000 in 2001, 2002 and 2003, respectively. Accumulated amortization of equipment under capital leases was $2,168,000 and $97,000 at December 28, 2002 and January 3, 2004, respectively. Amortization of equipment under capital leases is included in depreciation expense.

Note 3 - Accrued Liabilities

Accrued liabilities are comprised of the following:

	December 28, 2002	January 3, 2004
(In thousands)
Wages and employee benefits	$ 3,164	$ 2,228
Inventory purchase commitments	5,211	1,392
Warranty costs, current portion	2,464	1,045
Liability related to overadvance loan guaranties	--	$1,631
Other	2,300	3,140
	$ 13,139	$ 9,436

Note 4 - Debt

Line of Credit

On June 18, 2002, the Company entered into a $25,000,000 line of credit agreement (the "Agreement") with Silicon Valley Bank ("SVB") that originally expired in June 2005. As of December 28, 2002, the Company was not in compliance with certain financial covenants included in the Agreement which constituted an event of default. In February 2003, SVB agreed to forbear from exercising its remedies as a result of the default, and in April 2003, the Company entered into the Third Modification Agreement ("Third Modification"). The Third Modification provided for borrowings of up to $20,000,000, based on a specified percentage of eligible accounts receivable, as defined, and a percentage of specified inventory balances, also as defined in the Agreement. Collateral for all borrowings included substantially all assets of the Company and the maturity date of the Agreement was revised to September 30, 2003. Interest under the Third Modification was charged at a rate equal to the prime rate plus 5.25%. The Fourth Modification Agreement increased the overadvance guaranties from $2,500,000 to $2,750,000 effective July 18, 2003.

On October 10, 2003, the Company entered into the Fifth Modification Agreement which extended the Agreement through September 30, 2005, under similar terms and conditions. As of January 3, 2004, the Company was in violation of the covenant relating to operating results for the fourth quarter of 2003. The Company obtained a waiver of such covenant violation in March 2004.

In connection with the Third Modification, SVB had notified the Company that it was in an "over advance" state with respect to its line of credit, and that in order for SVB to continue to allow the Company to borrow against the line, the Company was required to cause its CEO and a significant investor ("Guarantors") to agree to guarantee up to a maximum of $2,500,000 for advances in excess of the Company's credit limit (the "Guaranties"). The Company, through an independent committee of its Board, negotiated agreements with the Guarantors, whereby the Guarantors agreed to such a guarantee in exchange for a specific number of shares of the Company's common stock, as discussed below. In addition, SVB required that each of the Guarantors enter into a subordination agreement ("Subordination Agreement"), whereby each Guarantor agreed to subordinate to SVB: (1) all of the Company's present and future indebtedness and obligations to the Guarantor; and (2) all of the Guarantor's present and future security interests in the Company's assets and property. Additional guaranties for $250,000 of excess borrowings were obtained in July 2003 under similar terms. The Guaranties were terminated in November 2003.

As consideration for the Guaranties, the Company issued to the Guarantors (pro-rata) 25,000,000 shares of its common stock on April 21, 2003, 12,500,000 shares on July 15, 2003 and 8,793,252 shares on September 15, 2003. An additional 3,706,748 common shares are required to be issued under the Guaranties, but have not been issued as of January 3, 2004. The value of these shares, totaling $1,631,000, is included in accrued liabilities in the accompanying consolidated financial statements. During July, 2003, the Company entered into agreements with two additional shareholders to guarantee an additional $250,000 of borrowings from SVB in exchange for up to 2,500,000 common shares issued in July, and an additional 1,500,000 shares issued in October 2003. The Company determined the fair value of all of the shares based on the market price of the Company's stock on the date the shares were earned by the Guarantors, and recorded $10,146,000 of stock-based interest-expense during 2003. The value of the total shares issued under the Guaranties was recorded as interest expense over the anticipated period that such Guaranties were in effect. As a result of entering into the Media Distribution Agreement discussed in Note 10, all of the Guaranties were terminated in November 2003.

In connection with the Third Modification, the Company issued SVB a fully vested, immediately exercisable and non-forfeitable warrant to purchase 2,000,000 shares of common stock at an exercise price of $0.105 per share pursuant to the Modification Agreement. This warrant was issued as compensation to SVB for continuing to allow access to an extended credit limit while the Company negotiated the series of Guarantee Agreements with its CEO and a significant investor, as discussed above. The warrant expires on April 17, 2010. The Company determined the value of the warrants to be $159,000 based on the Black-Scholes option-pricing model with the following assumptions: no dividend yield, expected life - 7 years, volatility - 135%, and risk free interest rate - 3.5%. The fair value of the warrant was recognized as interest expense over the term of the Third Modification, which expired on September 30, 2003. As of January 3, 2004, the Company had $6,498,000 in outstanding borrowings and $2,476,000 of additional borrowing availability.

Notes Payable - Suppliers

During 2003, the Company entered into agreements with four of its largest suppliers that converted certain accounts payable and accrued liability amounts outstanding at December 28, 2002, totaling $20,900,000, to unsecured notes payable, which are currently due through 2005 and bear interest at rates ranging from zero to 5%. In September 2003, the Company entered into restructuring and note payable agreements (the "Agreements") with a fifth supplier, Solectron Corporation ("Solectron"), for $8,991,000 which converted accounts payable and inventory purchase commitments to a note payable. Of this balance, $3,020,000 represents a current inventory purchase commitment which is non-interest bearing. Accordingly, the remaining purchase commitment balance of $1,392,000 at January 3, 2004 is included in accrued liabilities in the accompanying consolidated financial statements. The remaining $5,970,000 original balance of the note is unsecured and is due monthly through 2007 with interest at 9.0%. As of January 3, 2004, the total amount due under all notes payable - suppliers is $24,398,000, which is payable as follows: 2004 - $13,384,000; 2005 - $8,093,000; 2006 - $1,753,000; 2007 - $1,168,000. The Company accounted for the modification of the liabilities under EITF 96-19, 'Debtors Accounting for a Modification or Exchange of Debt Instruments ("EITF 96-19"). In accordance with the provisions of EITF 96-19, the terms of the notes are not considered to be substantially different than the terms of the original liabilities.

Note Payable - Lessor

In September 2003, the Company entered into a note payable in the amount of $3,060,000 with the lessor of certain of its former office and manufacturing facilities, in settlement of all past and future amounts due under the lease for such facilities. The note is unsecured, is payable interest only through September 2008, at which time the entire principal amount is due, and bears interest at the prime rate for the first year (4.0% at January 3, 2004), 6.0% for years two through four and 10.0% for year five. Interest on the note was imputed at a rate of 9.0% over the term of the note and, accordingly, the note was recorded net of discount of $359,000. The 9.0% rate was considered to be a market interest rate based on other borrowings of the Company. The discount will be recognized over the term of the note as additional interest expense using the effective interest method.

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

Interest expense totaled $1,715,000, $2,051,000 and $12,859,000 in 2001, 2002 and 2003, respectively.

Note 5 - Stock Compensation Plans

Fixed Stock Option Plans

Under the Company's Incentive Stock Plan, the Company may grant options to its employees and directors for up to 9,500,000 shares of common stock. Under the Company's 1997 Non-Officer Stock Option Plan, the Company may grant options to its employees (who are not officers or directors) for up to 9,000,000 shares of common stock. Under both plans, options are granted at an exercise price not less than the fair market value of the stock on the date of grant. The options typically vest over periods up to 50 months and expire 10 years after the date of grant, except in the event of the termination or death of the employee, whereupon vested shares must be exercised within 90 days or six months, respectively, or they are canceled. In addition, the Company has granted 14,000,000 options to its CEO outside of the Incentive Stock Plan. Such options have the same terms and conditions as described above for options granted under the plans.

A summary of the status of the Company's fixed stock option plans as of December 29, 2001, December 28, 2002 and January 3, 2004, and changes during the years then ended is as follows:

	2001		2002		2003
	Shares (000s)	Weighted-Ave. Exercise Price	Shares (000s)	Weighted-Ave. Exercise Price	Shares (000s)	Weighted-Ave. Exercise Price
Outstanding at beginning of year	4,620	$10.08	11,828	$3.42	19,023	$2.00
Granted at fair market value	10,593	1.37	10,856	1.03	14,438	0.22
Exercised	(1)	0.65	(95)	0.65	(22)	0.65
Forfeited	(3,384)	6.20	(3,566)	3.73	(6,017)	3.14

Outstanding at end of year	11,828	$3.42	19,023	$2.00	27,422	$0.83

Options exercisable at year end	4,052	$6.67	7,268	$3.39	7,629	$1.51
Weighted-average fair value of options granted during the year	$0.83		$0.80		$0.17

The following table summarizes information about fixed stock options outstanding at January 3, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (000's)	Weighted-Avg. Remaining Contractual Life	Weighted-Avg. Exercise Price	Number Exercisable (000's)	Weighted-Avg. Exercise Price
$ 0.11 - 0.45	12,500	9.56	$ 0.18	1,201	$ 0.18
0.47 - 0.90	6,203	8.32	0.71	3,604	0.69
0.96 - 1.40	7,463	8.37	1.19	1,600	1.17
2.09 - 19.63	1,256	5.94	5.70	1,224	5.68
	27,422	8.79	$ 0.83	7,629	$ 1.51

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan, the Company is authorized to issue up to 1,500,000 shares of common stock to its full-time employees, substantially all of whom are eligible to participate. Under the terms of the plan, employees may elect to have up to 15% of their gross salaries withheld by payroll deduction to purchase the Company's common stock. The purchase price of the stock is 85% of the lower of market price at the beginning or end of each six-month participation period. Purchases are limited to 1,000 shares per employee per offering period. Employees purchased 102,000, 85,000 and 21,000 shares in 2001, 2002 and 2003, respectively.

The fair value of each stock purchase plan grant is estimated on the date of grant using the Black-Scholes model with the following assumptions:

	2001	2002	2003
Estimated dividends	none	none	None
Expected volatility	133%	135%	190%
Risk-free interest rate	4.4%-4.8%	3.5%-3.6%	1.9%-2.2%
Expected term (years)	0.5	0.5	0.5
Weighted-average fair value of purchase rights granted	$1.26	$0.58	$0.13

Business Combination

On November 9, 2001, in connection with the Company's business combination with Ecrix, certain options were granted to former Ecrix employees who became employees of the Company. These options were granted at prices equal to or greater than fair market value and included vesting credit for their period of service at Ecrix. Otherwise, these options followed the normal provisions of the Company's fixed stock option plans. These options were valued under FASB Interpretation No. 44, an interpretation of APB Opinion 25. The calculated value of $1,006,000 was recorded as part of the purchase price of the business combination.

Note 6 - Preferred Stock

The Company has authorized and issued shares of the following series of Preferred Stock:

Series G Preferred Stock

On April 12, 2001, the Company entered into an agreement to issue 1,500,000 shares of Series G preferred stock to a private investor for total proceeds of $3,000,000. The original issuance price of the Series G preferred stock was $2.00 per share. Dividends accrued at a rate of 9% per annum on the original Series G issue price and were cumulative, if not paid. Series G preferred stock had a liquidation preference over common stock and conversion rights, at the option of the holder, into shares of common stock at a conversion price of $2.40 per share, subject to adjustment.

The Company registered the shares of Series G preferred stock as well as the underlying shares of common stock issuable upon conversion, or payment of dividends when, as and if, declared by the board of directors. During the third quarter of 2002, the Company issued a dividend of 70,000 shares of common stock valued at $56,000 to Series G shareholders. In November 2003, the sole stockholder of the Series G preferred stock exchanged such shares for approximately 2,515,000 shares of common stock. The number of common shares issued was in excess of the shares that would have been issued using the original conversion ratio and, accordingly, the Company recognized a deemed dividend equal to the fair value of the additional common shares issued of $556,000 in 2003.

Series H Preferred Stock

On November 9, 2001, the Company issued 9,650,000 shares of Series H preferred stock as part of the Agreement and Plan of Merger between the Company, Ecrix and certain investors (see Note 9). The issuance of the Series H preferred stock resulted in cash proceeds of $7,606,000 and the conversion of $2,044,000 in bridge loans and accrued interest made under the Agreement and Plan of Merger. The original issue price of the Series H preferred stock was $1.00 per share. No dividends accrue with respect to the Series H preferred stock, although an adjustment to the conversion price is required to be made in the event a dividend or distribution payable in common stock is declared with respect to the common stock. Series H preferred stock has a liquidation preference of $7,296,000 as of January 3, 2004 over common stock, and conversion rights, at the option of the holder, into shares of common stock, at a price of $1.00 per share.

The holders of the Series H preferred stock are entitled to vote with shares of common stock (and not as a separate class) on an as-converted basis at any annual or special meeting of the Company's stockholders; provided, however, that without prior written consent of a majority of the outstanding Series H preferred stock, the Company may not take certain actions, including asset transfer or acquisition (which terms are defined in the Certificate of Designation). The Company has registered the underlying shares of common stock issuable upon conversion of the Series H preferred stock. The Company also has the right, but not the obligation, to redeem some or all of the outstanding shares of Series H Preferred Stock at any time after November 9, 2003 at a price per share equal to $3.00 provided, that the closing bid price of the common stock for each of the 30 consecutive trading days prior to the date that the Company delivers notice of its intent to redeem is greater than such redemption price.

Series I Preferred Stock

On May 17, 2002, the Company issued 3,901,200 shares of Series I preferred stock at a price of $1.00 per share for net cash proceeds of $3,664,000. On July 31, 2002, the Company issued an additional 4,536,300 shares of Series I preferred stock at a price of $1.00 per share in exchange for net cash proceeds of $3,292,000 and the conversion of $1,051,000 in bridge loans and accrued interest. Included in the total 8,437,500 shares of Series I preferred stock issued were 37,500 shares issued as an introduction fee. As discussed in Note 10, the Company issued an additional 1,500,000 shares at $1.00 per share in November 2003. The Series I preferred shares are convertible into shares of common stock at a price of $0.5965 per share. The difference between the conversion price of the Series I preferred stock and the fair value of the Company's common stock on May 17, 2002 resulted in a beneficial conversion feature in the amount of $2,639,000 for the shares issued pursuant to the first closing. The difference between the conversion price of the Series I preferred stock and the fair value of the Company's common stock on July 31, 2002 resulted in a beneficial conversion feature in the amount of $1,918,000 for the shares issued pursuant to the second closing. These amounts total $4,557,000, are reflected in the Statement of Operations for 2002 as a deemed dividend and were calculated in accordance with EITF 98-5 "Accounting for Convertible Securities With Beneficial Conversion Features or Contingently Adjustable Conversion Features" and EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments."

The holders of the Series I preferred stock are entitled to vote with the shares of common stock (and not as a separate class) on an as-converted basis at any annual or special meeting of the Company's stockholders; provided, however that without prior written consent of a majority of the outstanding Series I preferred stock, the Company may not take certain actions, including asset transfer or acquisition (which terms are defined in the Certificate of Designation). The Company also has the right, but not the obligation to redeem some or all of the outstanding shares of Series I preferred stock at the earlier of May 17, 2003 or the date of a change in control at a price per share equal to the liquidation value. Series I preferred stock has a liquidation preference of $20,003,000 as of January 3, 2004 over common stock.

In addition, the holders of the Series I preferred stock received the right to receive, for no additional consideration, warrants to purchase shares of common stock. The warrants are issuable upon any redemption or other involuntary retirement of Series I preferred stock by Exabyte (other than pursuant to a conversion of shares of Series I preferred stock or a reclassification or exchange of such shares for other securities that preserve in all respects the benefits of the conversion rights of the Series I preferred stock). The number of shares of common stock issuable upon exercise of the warrants will be equal to the number of shares of common stock issuable upon conversion of the Series I preferred stock redeemed at a per-share exercise price equal to the conversion price in effect on the date of such redemption. Should the warrants be issued, the value of the warrants at that time will be recorded as a deemed dividend.

In addition, holders of the Series I preferred stock, in preference to the holders of Exabyte's other preferred and common stock, will be entitled to receive, when, as and if declared by the board of directors, dividends in an amount per share calculated at a compound annual rate of 12% of the original issue price of the Series I preferred stock. All dividends will be cumulative, whether or not declared, and will be payable quarterly in arrears. Commencing on the earlier of January 1, 2007 or the date of a change in control, the dividend rate will increase to 15% per annum. Upon conversion of any shares of Series I preferred stock, any accrued but unpaid dividends shall be paid in cash or, at the option of the holder, in shares of common stock at the conversion price per common share.  The conversion of the dividends into common stock represents a contingent beneficial conversion feature in accordance with EITF 98-5. Should the dividends be converted into shares of common stock in conjunction with the conversion of Series I preferred stock, the difference between the effective conversion price of the Series I preferred stock and the fair value of common stock will be recorded as a deemed dividend. At January 3, 2004, the Company has accumulated, but has not declared or paid $1,361,000 of preferred stock dividends related to the Series I issuance.

The Company has registered the shares of Series I preferred stock as well as the underlying shares of common stock issuable upon conversion, the underlying common shares, if applicable, upon the exercise of any warrant issued upon redemption or involuntary retirement of shares of Series I preferred stock, or payment of dividends when, as and if, declared by the Board of Directors. In October 2003, a preferred stockholder converted 616,500 shares of Series I Preferred Stock into approximately 1,034,000 shares of common stock.

Note 7 - Income Taxes

Loss before income taxes is subject to tax in the following jurisdictions:

	2001	2002	2003
(In thousands)
Domestic	$ (35,230)	$ (29,358)	$ (42,749)
Foreign	134	(116)	(855)
	$ (35,096)	$ (29,474)	$ (43,604)

The (benefit) expense from income taxes consists of the following:

	2001	2002	2003
(In thousands)
Current:
Federal	$ --	$ (453)	$ --
State	18	--	--
Foreign	(24)	51	88
	$ (6)	$ (402)	$ 88

Total income tax benefit differs from the amount computed by applying the U.S. federal income tax rate of 35% to loss before income taxes for the following reasons:

	2001	2002	2003
(In thousands)
U.S. federal income tax at statutory rate	$ (12,404)	$ (10,316)	$ (15,261)
State income taxes, net of federal benefit	(946)	(563)	(1,390)
Valuation allowance	13,270	10,063	16,381
Effects of sale of CreekPath Systems, Inc.	--	(726)	--
U.S. federal income tax refund	--	(453)	--
Foreign taxes in excess of 35%	(71)	50	88
Other	145	91	270
	$ (6)	$ (402)	$ 88

The Company's deferred tax asset is attributable to the following:

	December 29, 2002	January 3, 2004
(In thousands)
Current assets:
Warranty reserve	$ 2,587	$ 1,508
Allowance for uncollectible accounts receivable	1,359	687
Reserves for excess or obsolete inventory	5,259	4,480
Other	4,656	2,475
	13,861	9,150
Less: valuation allowance	(13,861)	(9,150)
	$ --	$ --
Noncurrent assets:
Net operating loss carry forwards	$ 67,094	$ 83,386
Equipment and leasehold improvements	5,026	4,000
Credit carry forwards	4,774	4,774
Goodwill	586	472
Capitalized research and development for tax purposes	19,901	24,947
Other	801	1,694
	98,182	119,273
Less: valuation allowance	(98,182)	(119,273)
	$ --	$ --

During 2002, the Company received a refund of approximately $453,000. The refund was the result of the carryback of net operating losses allowed under a recent law change, increasing the carryback period from two to five years for net operating losses generated in 2001 and 2002. As a result of the Company's deferred tax valuation allowance, the Company recorded a benefit for the cash refund received.

The Company has recorded a deferred tax valuation allowance equal to 100% of total deferred tax assets. In recording this allowance, management has considered a number of factors, but primarily, the Company's cumulative operating losses over the prior five years and the uncertainty regarding future profitability. Management has concluded that a valuation allowance is required for 100% of the total deferred tax asset as it is more likely than not that such asset will not be realized.

At January 3, 2004, the Company had incurred domestic net operating loss carryforwards of approximately $216,000,000 which expire between 2005 and 2023. Under the Tax Reform Act of 1986, the amount of, and the benefit from, net operating losses that can be carried forward is limited due to a cumulative ownership change of more than 50% over a three-year period, which occurred in November 2001 in connection with the Ecrix acquisition. The portion of Exabyte's and Ecrix's pre-business combination tax carryovers, totaling $153,000,000, that can be utilized in any one taxable year for federal tax purposes is limited to approximately $1.2 million per year through 2021. Ownership changes after January 3, 2004 could further limit the utilization of the Company's remaining net operating loss carryforward of $63,000,000, in addition to any losses incurred subsequent to January 3, 2004.

Note 8 - Restructurings and Workforce Reductions

Restructurings and workforce reductions in 2001, 2002 and 2003 are summarized as follows:

2001

In March 2001, the Company completed a reduction in its workforce in order to reduce expenses, minimize ongoing cash consumption and to simplify management structure. The reduction in workforce impacted all areas of the Company, resulted in the termination of approximately 235 persons (211 domestically and 24 in Europe) and resulted in the Company recording a severance charge to operations of approximately $498,000, of which $223,000 was recorded as cost of sales, $179,000 as selling, general and administrative expenses and $96,000 as research and development expenses. All amounts were paid during the first quarter of 2001.

2002

During the first quarter of 2002, the Company incurred $4,363,000 in charges related to a restructuring. The Board of Directors adopted the plan for this restructuring on January 20, 2002. As a result of this restructuring, the Company closed its service and final assembly facility in Scotland, closed its service depots in Australia and Canada and further reduced its U.S workforce.

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

The Company also incurred special charges of $3,421,000 during the first quarter of 2002, which did not qualify as restructuring charges. These charges included $4,621,000 of fixed asset and inventory write-offs related to a downsizing and to changes in its product roadmap, net of income of $1,200,000 related to the sale of certain technology. During the first quarter of 2002, the Company recorded $3,675,000 of these special charges to cost of sales, $262,000 to selling, general and administrative expenses, and $684,000 to research and development expenses.

In July 2002, the Company completed a reduction in its workforce in order to reduce expenses and minimize ongoing cash consumption. All areas of the Company were impacted by the workforce reduction. The Company reduced its domestic workforce by approximately 104 persons and recorded a severance charge to operations in the third quarter of 2002 of approximately $428,000. The Company recorded $121,000 of this severance charge as cost of sales, $179,000 as selling, general and administrative expenses and $128,000 as research and development expenses. All severance was paid during the third quarter of 2002.

2003

During 2003, the Company terminated employment of 170 full- and part-time employees. These terminations affected employees in all areas of the Company including the sales, engineering and administrative functions and included terminations of certain employees located in Europe. In addition, certain of these terminations related to the outsourcing of the Company's repair and service function as discussed in Note 13. The Company paid all severance related to these terminations during 2003, which totaled approximately $549,000 and is primarily recorded in SG&A.

Note 9 - Business Combination and Goodwill

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

The aggregate purchase price included the following items:

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

Included in the acquired liabilities above is $4,321,000 due to a supplier under an agreement to purchase certain inventory and equipment. This supplier manufactured the VXA-1 drives for Ecrix, and held this equipment and inventory for this purpose. On July 12, 2002, the Company renegotiated this agreement due to disagreements between the parties related to the value of certain inventory and equipment. The Company agreed to pay $2,000,000 to settle the amount due, of which $1,000,000 was paid in October, and the remainder is being paid $100,000 per month through August 2004. The Company recorded the reduction in the settlement value of $2,721,000 as a decrease to the goodwill related to the merger with Ecrix during the third quarter of 2002.

Note 10 - Media Distribution Agreement

On November 7, 2003, the Company entered into a Media Distribution Agreement ("MDA") with Imation whereby the Company granted Imation the exclusive worldwide marketing and distribution rights for the Company's proprietary removable data storage media. In exchange for such rights, Imation paid the Company a distribution fee of $18,500,000, payable $10,000,000 upon execution of the MDA and $8,500,000 upon the achievement of a specified level of media sales by Imation subsequent to the effective date of the MDA. The Company received the $8,500,000 payment in December 2003. The MDA provides for discounted sales prices to Imation and the Company agreed to grant Imation a second security interest in its intellectual property to secure the Company's obligations under the MDA and a seat as an observer on the Company's Board of Directors. The MDA has an indefinite term, but provides for termination by Imation upon 180 days' prior written notice to the Company, or upon a material default by either party. If Imation terminates the MDA because of a material default by Exabyte during the first ten years of the MDA, the Company must pay Imation a prorated portion of the distribution fee based on a ten-year period. If the MDA is terminated by Imation, the Company is not obligated to refund any portion of the distribution fee. In addition, on November 7, 2003, Imation also purchased 1,500,000 shares of the Company's Series I Preferred Stock for $1,500,000. As of January 3, 2004, the deferred revenue balance related to the distribution fee is approximately $18,346,000.

Note 11 - Commitments and Contingencies

Indemnities, Commitments and Guaranties

The Company leases its office, distribution and sales facilities under various operating lease arrangements. Substantially all of the leases contain various provisions for rental adjustments including, in certain cases, a provision based on increases in the Consumer Price Index, and require the Company to pay property taxes, insurance and normal maintenance costs. The Company also leases certain equipment under operating leases. Future minimum lease payments under non-cancelable operating lease arrangements are as follows:

(In thousands)
2004	$ 1,138
2005	1,642
2006	1,369
Thereafter	82
$4,231

Rent expense aggregated $5,191,000, $5,414,000 and $6,022,000 in 2001, 2002 and 2003, respectively.

In the normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include intellectual property indemnities to the Company's customers in connection with the sales of its products, indemnities for liabilities associated with the infringement of other parties' technology based upon the Company's products, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, and indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Delaware. In addition, the Company has contractual commitments to various customers, which could require it to incur costs to repair an epidemic defect with respect to its products outside of the normal warranty period if such defect were to occur. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments that the Company could be obligated to make. The Company has not recorded any liability for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets. The Company does, however, accrue for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is probable.

In addition, as of January 3, 2004, the Company has issued irrevocable letters-of-credit in favor of certain suppliers totaling $750,000, of which $250,000 expires on May 31, 2004 and $500,000 expires June 10, 2004.

Litigation

The Company is, from time to time, subjected to certain claims, assertions or litigation by outside parties as part of its ongoing business operations. The outcomes of any such contingencies are not expected to have a material adverse impact on the consolidated financial condition, results of the operations or cash flows of the Company.

Through a lawsuit filed in February 2004, Solectron notified the Company that it was declaring the Company to be in default under the restructuring and note payable agreements (the Agreements) discussed in Note 4, due to non-compliance with the inventory purchase provision of the Agreements, which required the purchase of a specified amount of inventory from Solectron by December 31, 2003. The Company disputed this assertion and, based on consultation with legal counsel, the Company was advised that it had meritorious defenses related to this claim. On March 5, 2004, the Company entered into an agreement with Solectron that modified certain provisions of the Agreements and cured the alleged default. As a result, Solectron agreed to dismiss the lawsuit pending the extension of certain letters of credit provided to Solectron by the Company, which was completed on March 8, 2004.

Note 12 - Lease Terminations

During the second and third quarters of 2003, the Company was in default under three lease agreements for facilities due to delinquent rental payments. For the first property, which included the Company's headquarters, the lessor terminated the original lease and a subsequent short-term lease on June 30, 2003, and the Company ceased use of the building on that date. Remaining lease payments under the original lease totaled approximately $1,600,000. The lessor under this lease had commenced litigation against the Company and claimed damages relating to the rental default and an alleged failure to maintain the leased premises.

In October 2003, the Company reached a settlement with the lessor for the payment of the remaining lease payments over a one-year period commencing in November 2003. As discussed in Note 4, the Company settled the default under a second lease for facilities through the issuance of a note payable. The Company also settled its obligation under a lease for its former San Diego, California sales office space for approximately $170,000.

As a result of the lease terminations and settlements and the Company ceasing to use the leased facilities, the Company has recorded lease termination expense and related costs totaling $4,707,000. Included in this amount is $4,498,000 of past and future rental payments (net of discount) and $972,000 of accelerated amortization of leasehold improvements, less $763,000 of related deferred rent concessions.

Note 13 - Investments and Sale of Technology

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

In December 1999, the Company formed a wholly-owned subsidiary, CreekPath Systems Inc. ("CreekPath"), and received 10,000 shares of CreekPath common stock in exchange for $1,000. CreekPath is a developer of solutions which enable the economical delivery of managed storage services. Until December 20, 2000, Exabyte owned 100% of the outstanding common and preferred stock of CreekPath, and consolidated the financial statements of CreekPath into the Company's financial statements. As of December 20, 2000, Exabyte held less than a majority of the outstanding stock of CreekPath, and accounted for its investment prospectively under the equity method. During 2001, the Company recorded $343,000 of losses under the equity method. On June 28, 2002, Exabyte sold its remaining ownership interest in CreekPath Systems, Inc. and received cash and recorded a gain of $1,500,000.

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

Note 14 - Employee Benefit Plan

The Company maintains a qualified Section 401(k) Savings Plan which allows eligible employees to contribute up to 15% of their salaries on a pre-tax basis. The Company made matching contributions totaling $790,000 and $480,000 to the plan in 2001 and 2002, respectively. There were no matching contributions by the Company in 2003. Company contributions are fully vested after four years of employment.

Note 15 - Concentration of Credit Risk and Significant Customers

The Company's customers include OEMs, resellers, distributors and end users. The Company is subjected to credit risk from accounts receivable with customers. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. At December 28, 2002 and January 3, 2004, and for the years then ended, significant customers as a percentage of accounts receivable and revenue were as follows:

	Accounts Receivable		Revenue
	December 28,	January 3,	Fiscal Year Ended
	2002	2004	2001	2002	2003
Customer A	21.6%	14.5%	17.6%	17.9%	16.0%
Customer B	34.0	0.2	10.6	16.1	1.9
Customer C	23.2	16.4	12.2	15.8	16.2
Customer D	6.2	8.0	10.1	7.9	6.8
Customer E	1.0	26.2	1.2	1.8	8.8

No other customers accounted for more than 10% of accounts receivable or revenue in 2001, 2002 or 2003.

Note 16 - Segment, Geographic and Sales Information

All operations of the Company are considered to be in one operating segment and, accordingly, no segment disclosures have been presented. The Company will continue to review the internal reporting structure for future changes that could result in disclosure of additional segments. Foreign revenue is based on the country in which the customer is located.

The following table details revenue from external customers by geographic area for the fiscal years:

	2001	2002	2003
(In thousands)
United States	$ 113,072	$ 96,582	$ 65,075
Europe/Middle East	32,086	26,705	21,329
Asia Pacific	10,932	9,007	7,241
Other	2,348	897	524
	$ 158,438	$ 133,191	$ 94,169

The following table details long-lived asset information by geographic area as of:

	December 29, 2001	December 28, 2002	January 3, 2004
(In thousands)
United States	$ 20,148	$ 12,861	$ 10,396
Europe	2,682	38	18
Asia Pacific	250	256	110
Other	2	--	--
	$ 23,082	$ 13,155	$ 10,524

The following table details revenue by product line for the fiscal years:

	2001	2002	2003
(In thousands)
Drives	$ 48,440	$ 36,675	$ 28,415
Libraries	40,436	31,551	13,444
Media	58,691	58,777	44,457
Service, spares and other	11,842	9,445	9,077
Sales allowances	(971)	(3,257)	(1,224)
	$158,438	$133,191	$ 94,169

Note 17 - Quarterly Information (Unaudited)
(In thousands, except per share data)	2002
	Q1	Q2	Q3	Q4
Net revenue	$36,605	$35,649	$36,905	$24,032
Gross profit	709	8,453	10,585	2,496
Net loss	(14,123)	(5,604)	(1,238)	(8,107)
Net loss available to common stockholders	(14,123)	(8,243)	(3,156)	(8,107)
Basic and diluted loss per share	(0.43)	(0.25)	(0.10)	(0.24)

(In thousands, except per share data)	2003
	Q1	Q2	Q3 (as restated (1))	Q4
Net revenue	$22,594	$22,736	$22,955	$25,884
Gross profit	(3,430)	6,358	7,969	4,696
Net loss	(19,583)	(5,049)	(13,462)	(5,598)
Net loss available to common stockholders	(19,583)	(5,049)	(13,462)	(6,154)
Basic and diluted loss per share	(0.59)	(0.09)	(0.18)	(0.07)

(1) In connection with the preparation of its fiscal 2003 annual financial statements, the Company re-evaluated its accounting for the sale of service inventory and parts to its outsourced service provider, Teleplan, in the third quarter of 2003. Upon completion of such evaluation, it was determined that the transaction should be treated for accounting purposes as a consignment of inventory and the proceeds from the transaction should be deferred and recognized as a reduction of warranty expense as the inventory and parts are utilized by Teleplan in providing warranty services to the Company, rather than recognized as revenue at the time of sale. At the time the inventory is utilized, the cost will be recognized as an increase to warranty expense within costs of goods sold. Accordingly, the balance sheet and statement of operations as of and for the three months ended September 27, 2003 has been restated to reflect this revised accounting treatment as follows (in thousands, except per-share data):

	As Previously Reported	As Restated
Statement of Operations:
Net revenue	$24,555	$22,955
Cost of goods sold	15,700	14,986
Gross profit	8,855	7,969
Loss from operations	(3,371)	(4,257)
Net Loss	(12,576)	(13,462)
Net loss available to common stockholders	(12,576)	(13,462)
Basic and diluted loss per share	(0.17)	(0.18)

Balance Sheet:
Current assets	30,040	30,626
Current liabilities	46,013	47,057
Other non-current liabilities	17,828	18,256
Stockholder's deficit	(22,899)	(23,785)

Note 18 - Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46"). The FASB revised FIN No. 46 in December 2003 ("FIN 46R"). Pursuant to FIN 46R, the effective date for applying certain provisions is deferred. FIN 46 provides guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable-interest entities. The Company will apply the provisions of FIN 46 prospectively to any variable interest entities created after January 31, 2003. Since the Company does not have any current interests in any variable interest entities, the adoption of this interpretation did not have a significant impact on the Company's 2003 financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150"). This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, certain financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS 150 shall be effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The FASB issued FASB Staff Position ("FSP") 150-3 on November 7, 2003 to defer the effective date for applying the provisions of SFAS No. 150 for certain mandatorily redeemable non-controlling interests. The Company does not expect the provisions of this statement to have a significant impact on its current or prospective financial statements.

In November 2002, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). EITF 00-21 addresses how to determine whether a revenue arrangement involving multiple deliverables contains more than one unit of accounting for the purposes of revenue recognition and how the revenue arrangement consideration should be measured and allocated to the separate units of accounting. EITF 00-21 applies to all revenue arrangements that the Company enters into after June 27, 2003. The adoption of this statement did not have a significant impact on the Company's 2003 consolidated financial condition or results of operations.

In December 2003, the SEC issued Staff Accounting Bulletin No. 104, Revenue Recognition, ("SAB 104") which supercedes SAB 101, Revenue Recognition in Financial Statements. SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements and to rescind the SEC s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers ("FAQ") issued with SAB 101. Selected portions of the FAQ have been incorporated into SAB 104. The adoption of SAB 104 did not have a material impact on the Company s revenue recognition policies.

(A) 3. EXHIBIT INDEX
Exhibit Number	Description

2.1	Agreement and Plan of Merger among Exabyte Corporation, Bronco Acquisition, Inc., Ecrix Corporation, Certain Lenders, and Certain Investors, Dated as of August 22, 2001 (9)
3.1	Restated Certificate of Incorporation. (1)
3.2	Certificate of Determination of Preference of Series A Junior Participating Preferred Stock. (2)
3.3	By-laws of the Company, as amended. (9)
3.5	Certificate of Designation of Series H Convertible Preferred Stock (10)
3.6	Certificate of Designation of Series I Convertible Preferred Stock (11)
4.1	Article 4 of the Restated Certificate of Incorporation (included in Exhibit 3.1) (9)
4.2	Article 1 of the By-laws of Exabyte Corporation, as amended (included in Exhibit 3.3)
4.3	Specimen stock certificate of Exabyte (9)
**10.1	Incentive Stock Plan, as amended and restated on September 11, 2002 (12)
**10.2	Stock Option Agreement used in connection with the Incentive Stock Plan (6)
**10.3	1990 Employee Stock Purchase Plan (4)
**10.4	Employee Stock Purchase Plan Offering used in connection with the 1990 Employee Stock Purchase Plan (5)
**10.5	Form of participation agreement used in connection with the 1990 Employee Stock Purchase Plan (3)
**10.6	1997 Non-officer Stock Option Plan, as amended and restated on January 19, 2001 (8)
**10.7	Stock Option Agreement used in connection with the 1997 Non- Officer Stock Option Plan (5)
10.8	Form of Indemnity Agreement entered into by the Company with each director and executive officer of the Company (7)
**10.9	Form of Severance Agreement entered into among the Company and its executive officers (9)
*10.10	Manufacturing and Purchase Agreement, dated March 1, 2001, among Hitachi, Ltd., Nihon Exabyte Corporation and Exabyte Corporation (7)
10.11	Exabyte Purchase Agreement between the Company and Singapore Shinei Sangyo PTE., Ltd., dated February 3, 1999 (9)
10.12	Amendment #A01 to Purchase Agreement between the Company and Singapore Shinei Sangyo, dated January 24, 2001 (9)
10.13	Supplier Managed Inventory Agreement between the Company and Singapore Shinei Sangyo, dated January 15, 2003 (12)
10.14	Lease Agreement between Industrial Housing Company LLC and Ecrix Corporation, dated December 14, 1998, as amended (9)
10.15	Lease Agreement between Cottonwood Farms Ltd. and Ecrix Corporation, dated September 7, 1999, as amended (9)
10.16	Amendment to Lease between Cottonwood Land and Farms, Ltd. and Ecrix Corporation, dated April 15, 2000 (9)
10.17	Series I Preferred Stock Purchase Agreement, dated May 17, 2002, by and among Exabyte Corporation and the purchasers listed on Schedule A thereto (11)
10.18	Loan and Security Agreement by and between Silicon Valley Bank and Exabyte Corporation, dated June 18, 2002 (12)
10.19	Modification Agreement by and between Silicon Valley Bank and Exabyte Corporation, dated February 14, 2003 (12)
10.20	Forbearance Agreement by and between Silicon Valley Bank and Exabyte Corporation, dated February 14, 2003 (12)
10.21	Modification of Forbearance Agreement by and between Silicon Valley Bank and Exabyte Corporation, dated February 28, 2003 (12)

Exhibit - 1

Exhibit Number	Description
*10.22	Third Modification Agreement between Silicon Valley Bank and the Company, dated as of April 17, 2003 (13)
10.23	Fifth Modification Agreement dated as of October 10, 2003, by and between Silicon Valley Bank and the Company (14)
*10.24	Exabyte Payment and Repayment Plan Memorandum of Understanding, by and between Exabyte Corporation and Nihon Exabyte Corporation, and Hitachi, Ltd., dated February 14, 2003 (12)
*10.25	Exabyte Payment and Repayment Plan, among the Company, Nihon Exabyte Corporation and Hitachi, Ltd., dated August 25, 2003 (15)
10.26	Exabyte Repayment Plan Memorandum of Understanding, by and between Exabyte Corporation and TDK Corporation, dated February 14, 2003 (12)
*10.27	Letter of Agreement and Promissory Note, by and between Exabyte Corporation and the Media and Application Solutions of Sony Electronics Inc., dated February 13, 2003 (12)
10.28	Exabyte Repayment Plan Memorandum of Understanding, by and between Exabyte Corporation and Panasonic and Consumer Electronics Company, dated March 4, 2003 (12)
*10.29	Agreement for Debt Restructuring and Modification of Manufacturing Terms, among the Company, Solectron Corporation and Shinei International Pte. Ltd., dated September 1, 2003 (15)
*10.30	Depot Repair Services Agreement, among the Company and Teleplan Service Logistics, Inc., dated June 2003 (15)
*10.31	Settlement Agreement, among the Company and 1685-1775 38th St, LLC, dated November 4, 2003 (15)
10.32	Lease Termination Agreement, among the Company and Eastpark, LLC f/k/a Eastpark Associates, Ltd., dated September 26, 2003 (15)
10.33	Promissory Note among the Company and Eastpark, LLC f/k/a Eastpark Associates Ltd., dated September 1, 2003 (15)
*10.34	Media Distribution Agreement, by and between Exabyte Corporation and Imation Corp, dated November 7, 2003
10.35	Series I Preferred Stock Purchase Agreement, by and between Exabyte Corporation and Imation Corp., dated November 7, 2003
*10.36	Software License and Maintenance Agreement, by and between Exabyte Corporation and MSS Technologies, Inc., dated November 26, 2003
21.1	List of Subsidiaries.
23.1	Consent of PricewaterhouseCoopers LLP.
24.1	Power of Attorney. Reference is made to the signature page.
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.
32.1	Section 1350 Certification.

*  Certain portions of this exhibit have been omitted pending a determination on a request for confidential treatment thereof by the Company.

**  Indicates management contracts or compensation plans or arrangements filed pursuant to Item 601(b)(10) of Regulation S-K.

Exhibit - 2

(1)

Filed as an Exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-30941) filed with the Securities and Exchange Commission (the "SEC") on September 8, 1989 or Amendments Nos. 1 and 2 thereto (filed on October 12, 1989 and October 16, 1989 respectively), and incorporated herein by reference.

(2)	Filed as an Exhibit to the Company's Current Report on Form 8-K, as filed with the SEC on January 26, 1991 and incorporated herein by reference.

(3)	Filed as an Exhibit to the Company's Registration Statement on Form S-8 (Registration No. 33-33414), as filed with the SEC on February 9, 1990 and incorporated herein by reference.

(4)	Filed as an Exhibit to the Company's Registration Statement on Form S-8 (Registration No. 333-09279), as filed with the SEC on July 31, 1996 and incorporated herein by reference.

(5)	Filed as an Exhibit to the Company's Registration Statement on Form S-8 (Registration No. 333-73011), as filed with the SEC on March 1, 2000, and incorporated herein by reference.

(6)	Filed as an Exhibit to the Company's Annual Report on Form 10-K, filed with the SEC on March 25, 1998, and incorporated herein by reference.

(7)	Filed as an Exhibit to the Company's Annual Report on Form 10-K, filed with the SEC on April 12, 2001, and incorporated herein by reference.

(8)	Filed as an Exhibit to the Company's Registration Statement on Form S-8 (Registration No. 333-67464), as filed with the SEC on August 14, 2001, and incorporated herein by reference.

(9)	Filed as an Exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-4, filed with the SEC on October 5, 2001, and incorporated herein by reference.

(10)	Filed as an Exhibit to the Company's Annual Report on Form 10-K, filed with the SEC on March 25, 2002, and incorporated herein by reference.

(11)	Filed as an Exhibit to the Company's Current Report on Form 8-K, as filed with the SEC on May 20, 2002, and incorporated herein by reference.

(12)	Filed as an Exhibit to the Company's Annual Report on Form 10-K, filed with the SEC on March 28, 2003, and incorporated herein by reference.

(13)	Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q, filed with the SEC on May 19, 2003, and incorporated herein by reference.

(14)	Filed as an Exhibit to the Company's Current Report on Form 8-K, as filed with the SEC on October 17, 2003, and incorporated herein by reference.

(15)	Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q, filed with the SEC on November 12, 2003, and incorporated herein by reference.

(C) REPORTS ON FORM 8-K

Exabyte filed two Reports on Form 8-K for the fourth quarter of 2003:

  Current report filed October 17, 2003 regarding Items 5 and 7.
  Current report filed on November 13, 2003 regarding Items 12 and 7.

Exhibit - 3

EXABYTE CORPORATION AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Col. A	Col. B	Col. C (a)	Col. C (b)	Col. D	Col. E
Description	Balance At Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deduction	Balance at End of Period
Year Ended December 29, 2001:
Allowance for doubtful accounts	$ 670	$ (380)	$ 33	$ 216 (1)	$ 539
Reserves for sales programs	6,743	--	3,251	(5,702) (2)	4,292
Inventory valuation reserves	7,301	7,804	--	(4,061) (3)	11,044

	$ 14,714	$ 7,424	$ 3,284	$ (9,547)	$ 15,875
Year Ended December 28, 2002:
Allowance for doubtful accounts	$ 539	$ 341	$ 50	$ (418) (1)	$ 512
Reserves for sales programs	4,292	--	3,778	(5,023) (2)	3,047
Inventory valuation reserves	11,044	5,645	--	(3,559) (3)	13,130

	$ 15,875	$ 5,986	3,828	$ (9,000)	$ 16,689
Year Ended January 3, 2004:
Allowance for doubtful accounts	$ 512	$ 6,678	$ 1	$ (7,056) (1)	$ 135
Reserves for sales programs	3,047	--	719	(2,097) (2)	1,669
Inventory valuation reserves	13,130	9,814	--	(11,591) (3)	11,353

	$ 16,689	$ 16,492	720	$(20,744)	$ 13,157

(1) Accounts written off, net of recoveries.

(2) Net credits issued to customers for sales programs.

(3) Reserves related to inventory written-off or otherwise disposed of.

S-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Boulder, State of Colorado, on March 31, 2004.

EXABYTE CORPORATION

By:	/s/ Carroll A. Wallace
Carroll A. Wallace
Title:	Chief Financial Officer, Treasurer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Tom W. Ward and Carroll A. Wallace , and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

/s/ Tom W. Ward	President and Chief Executive	March 31, 2004
Tom W. Ward	Officer (Principal Executive Officer)

/s/ Juan A. Rodriguez	Chairman of the Board, Chief	March 31, 2004
Juan A. Rodriguez	Technologist

/s/ Carroll A. Wallace	Chief Financial Officer,	March 31, 2004
Carroll A. Wallace	Treasurer (Principal Financial and
Accounting Officer)

/s/ Leonard W. Busse	Director	March 31, 2004
Leonard W. Busse

/s/ John Garrett	Director	March 31, 2004
John Garrett

/s/ A. Laurence Jones	Director	March 31, 2004
A. Laurence Jones

/s/ Thomas E. Pardun	Director	March 31, 2004
Thomas E. Pardun

/s/ Stephanie L. Smeltzer	Director	March 31, 2004
Stephanie L. Smeltzer

/s/ G. Jackson Tankersley, Jr.	Director	March 31, 2004
G. Jackson Tankersley, Jr.

Signatures