Form 10-K/A
period 2004-01-03
EXABYTE CORP /DE/
filed 2004-05-03
CIK 855109

Washington, D.C. 20549
FORM 10-K/A

Amendment No. 1

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which common equity was last sold as of June 27, 2003, the last business day of the registrant's most recently completed second fiscal quarter was $3,135,668.80. (a).

The aggregate number of shares of common stock outstanding as of March 8, 2004 was 97,833,220.

This amendment to the Company's Form 10-K for the fiscal year ended January 3, 2004, is being filed to submit information required by Part III.

Part III

Item 10.

Directors And Executive Officers Of The Registrant

The directors and executive officers of the Company and their ages as of April 13, 2004, are as follows:

A. Laurence Jones

Mr. A. Laurence Jones, age 51, has served as a director of Exabyte since May 1998, and served as non-executive Chairman of the Board from January 2002 until June 2002. He is currently the Chairman and CEO of Interelate Inc., a leading provider of outsourced Customer Relationship Management services. He is also the principal of Aegis Management, LLC, which provides high-level management consulting services. Mr. Jones served as President and Chief Executive Officer of Messagemedia, Inc., a provider of advanced email marketing services, from March 1999 until January 2002. Previously, Mr. Jones served as an independent operating affiliate of McCown DeLeeuw and Co., a private equity firm, and chairman of SARCOM, a national IT services company. From 1993 to 1998 Mr. Jones served as President and Chief Executive Officer of Neodata Services, Inc., a direct marketing services company with lead investor Hicks, Muse, Tate and Furst. Mr. Jones also served as President and Chief Executive Officer of GovPX, Inc., a leading financial information services provider from 1991 to 1993. From 1987 to 1991 Mr. Jones was with Automatic Data Processing and from 1977 to 1987 he was with Wang Laboratories. Mr. Jones also serves as a director of Activant Solutions, a private computer services company, and Realm Corporation, a private real estate software company.

G. Jackson Tankersley, Jr.

Mr. G. Jackson Tankersley, Jr., age 54, has served on Exabyte's Board of Directors since November 2001. Mr. Tankersley is a co-founder and principal of Meritage Private Equity Funds, a Denver-based private equity firm with more than $475 million of committed capital under management. Previously, Mr. Tankersley co-founded The Centennial Funds in 1981 and served as either its chief executive officer or chief investment officer until 1997. He began his career at Continental Illinois Bank in 1974 and joined its venture capital subsidiary in 1978. Mr. Tankersley also serves on the boards of directors of various private companies, including several Meritage portfolio companies. Mr. Tankersley previously served on the board of directors of Ecrix Corporation from 1996 until the merger of Ecrix with a subsidiary of Exabyte in November 2001.

John R. Garrett

Mr. John R. Garrett, age 47, joined Exabyte as a director in December 2003. He is currently a managing director of Meritage Private Equity Funds, a Denver-based private equity firm with over $475 million of committed capital under management. Prior to joining Meritage upon its formation in 1999, Mr. Garrett was a shareholder of the Denver law firm of Brownstein Hyatt & Farber, where he served as head of the corporate and securities law practice group from 1995 to 1999. Previously, Mr. Garrett was a partner in the national law firm of Kirkland & Ellis in Denver in New York City from 1986 to 1995. Mr. Garrett also serves on the board of directors of Xspedius Holding Corp., a Meritage portfolio company.

Thomas E. Pardun

Mr. Thomas E. Pardun, age 60, has served as a director of Exabyte since April 1995. Mr. Pardun served as Chairman of the Board of Western Digital Corporation, an information storage provider, from January 2000 until December 2001, and Chairman of the Board and Chief Executive Officer of edge2net, Inc., a provider of voice, data and video services, from November 2000 until September 2001. Previously, Mr. Pardun was President of MediaOne International, Asia-Pacific (previously U.S. West International, Asia-Pacific, a subsidiary of U.S. West, Inc.), an owner/operator of international properties in cable television, telephone services, and wireless communications companies, from May 1996 until his retirement in July 2000. Before joining U.S. West, Mr. Pardun was President of the Central Group for Sprint, as well as President of Sprint's West Division and Senior Vice President of Business Development for United Telecom, a predecessor company to Sprint. Mr. Pardun also held a variety of management positions during a 19-year tenure with IBM, concluding as Director of product line evaluation. Mr. Pardun also serves as a director of Western Digital Corporation, as well as MegaPath Networks.

Juan A. Rodriguez

Mr. Juan A. Rodriguez, age 63, has served as a director and Chief Technologist of Exabyte since November 2001, was its interim President and Chief Executive Officer from January 2002 until June 2002, and has served as its Chairman of the Board and Chief Technologist since June 2002. Mr. Rodriguez co-founded Ecrix Corporation in 1996 and was its Chairman of the Board and Chief Executive Officer since 1996. Mr. Rodriguez co-founded Storage Technology Corporation in 1969 after several years as an IBM tape technology engineer. While at Storage Technology Corporation, he served in vice presidential and general manager roles over Engineering, Hard Disk Operations and Optical Disk Operations. In 1985, Mr. Rodriguez co-founded Exabyte Corporation, where he held the positions of chairman, president and CEO through 1992. Mr. Rodriguez is an adjunct professor for the University of Colorado, Boulder College of Engineering and Applied Science.

Leonard W. Busse

Mr. Busse, age 65, became a director of Exabyte in October 2002. Mr. Busse is a Certified Public Accountant. From 1998 - 2000, Mr. Busse was the Chief Financial Officer and a director of Worldbridge Broadband Services of Lakewood, CO, a telecom technical services company. Prior to Worldbridge, he was the Managing Director and Chief Executive Officer of First Citizens Bank Limited in Trinidad and Tobago from 1994 - 1996. Mr. Busse was also the President and Chief Executive Officer of The Pacific Bank of San Francisco from 1993 - 1994 and provided consulting services through his consulting company, The Busse Group, from 1989 - 1993. Prior to these positions, he held various executive management positions with Continental Illinois National Bank of Chicago over 25 years.

Stephanie Smeltzer McCoy

Ms. McCoy, age 35, joined Exabyte as a director in September 2002. She is a Vice President with Meritage Private Equity Funds, a Denver-based private equity firm with over $475 million in committed capital under management. Prior to joining Meritage in 2001, Ms. McCoy earned an M.B.A. from Harvard Business School with high distinction as a George F. Baker Scholar. Previously, she was an investment banking professional with The Wallach Company in Denver, Colorado during 1999, and from 1995 to 1999 was an associate director with Arthur Andersen and co-founded the firm's corporate finance practice in Moscow, Russia. Ms. McCoy is a member of the American Institute of Certified Public Accountants. Ms. McCoy also serves on the board of directors of Trillion Partners, a Meritage portfolio company.

Tom W. Ward

Mr. Tom Ward, age 47, joined Exabyte as its President and Chief Executive Officer and a director in June 2002. Mr. Ward founded Data Storage Marketing, a distributor of storage products, in 1987 and sold the company to General Electric in 1997. Mr. Ward founded Canicom in 1997, a call center company, which he sold to Protocol Communications, an integrated direct marketing company, in 2000, assuming the position of Chief Operating Officer until June 2001. Mr. Ward began his career with Storage Technology Corporation serving in several roles in engineering and marketing. He later joined MiniScribe as Director of Sales for High Performance Products.

Carroll A. Wallace

Mr. Carroll Wallace, age 54, was engaged as a consultant in May 2003 to act as the interim Chief Financial Officer of Exabyte and became an employee and officer on November 1, 2003. Mr. Wallace was a partner at KPMG LLP from 1982 to 2002, at which time he retired from the firm. During Mr. Wallace's tenure at KPMG, he served as partner in charge of the audit department of the Denver, Colorado office from 1992 to 1995, and from 1995 through 2001, Mr. Wallace headed KPMG's Colorado technology practice which served companies ranging in size from early growth state to large diverse corporations.

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

The directors serve until the annual meeting of stockholders in the following years or their successors are elected and qualified: 2004, Mr. Jones and Mr. Tankersley; 2005, Mr. Garrett, Mr. Pardun and Mr. Rodriguez; 2006, Mr. Busse, Ms. Smeltzer McCoy and Mr. Ward.

The executive officers serve at the discretion of the Board of Directors. There are no family relationships among any of the directors and executive officers.

AUDIT COMMITTEE

The Audit Committee of Exabyte's Board of Directors is composed of three directors and operates under a written charter adopted by the Board of Directors. The members of the Audit Committee are Leonard W. Busse, A. Laurence Jones and Thomas E. Pardun. Each member of the Audit Committee is an "independent director" as defined in the Market Place Rules of the Nasdaq Stock Market's Listing Standards. Mr. Busse has the professional experience deemed necessary to qualify as an audit committee financial expert under rules of the Securities and Exchange Commission.

Code of Ethics

The Company has an Ethics Code which is applicable to all of its employees, including its principal executive officers. A copy of the Company's ethics code may be obtained upon request to Secretary, Exabyte Corporation, 2108 55th Street, Boulder, Colorado 80301.

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

There were two Statements of Changes in Beneficial Ownership on Form 4 that were untimely filed with the SEC. Messrs. Tom W. Ward and Juan A. Rodriguez, both a director and executive officer, each did not timely file one Form 4. The above named individuals promptly advised representatives of the Company of the transactions; however, the Form 4's were inadvertently filed late. When the omission was discovered all delinquent Form 4's were subsequently filed with the SEC.

Item 11.

Executive Compensation

COMPENSATION COMMITTEE REPORT

Compensation Committee Policies

The Compensation Committee (the "Committee") consists of six non-employee directors. The Committee establishes and administers the policies that govern compensation of executive officers. Compensation for Exabyte's executive officers includes the following key elements:

  base salary;
  incentive bonus awards; and
  stock option awards (long-term compensation).

In determining the total compensation package for executive officers, the Committee considers a mix of factors and evaluates both Exabyte's and the individual's performance against those factors.

Base salary is determined as a function of competitive salary levels and company performance over the prior fiscal year. The Committee annually reviews the executive officers' salaries. The Committee then establishes salary levels for the executive officers based on its evaluation of the relevant criteria. However, in 2003, the Committee decided to maintain all compensation levels at the status quo until the Company returns to profitability, at which time the compensation levels and criteria will be reevaluated. Any individual treatment of compensation during this time will be made on an exception basis only, based upon exceptional performance or retention requirements. The Company's and the Committee's long-term intentions are to maintain average compensation levels at or above the market mean for comparable companies, as made available through supporting surveys, reports, and other reasonable data acquired.

In establishing an executive officer's bonus plan opportunity, the Committee considers each executive officer's position and level of responsibility. Incentive bonus award payouts are based upon Exabyte's performance as measured by actual achievement against the annual operating plan approved by the Board of Directors during the previous fiscal year. In setting the 2003 bonus plans, the Committee established prior to each quarter the bonus Company thresholds in determining bonus targets for the executive officers, and offers a range between 50% and 150% of the bonus target depending on Company performance. Bonuses, payable in a combination of cash and stock, were earned for the third quarter to the executive officers, and for the first three quarters of 2003 to the CEO.

It is the intention of Exabyte to continue to issue stock options to executive officers, including the CEO in order to provide long-term incentives to its employees. In establishing an executive officer's level of stock option grant, the Committee takes into account the executive officer's performance during the previous fiscal year, his potential to influence the operations of Exabyte in the future and the performance of Exabyte during the previous fiscal year. In particular, the Committee looks at criteria such as Exabyte's:

  financial performance;
  stock performance;
  long-term strategic decisions; and
  response to a rapidly changing competitive environment.

For 2003, executive officers were granted stock options in March and August, based in part on their respective positions, as well as recommendations provided by the Chief Executive Officer of the Company. The grant of stock options to executive officers was intended to provide for a greater opportunity for up-side reward to be created in stock option incentives awarded to the executive officers in 2003 in order to more closely align individual compensation with company stock performance.

Chief Executive Officer Compensation

Mr. Ward received a base salary that was commensurate with the base salary of Exabyte's prior CEOs, and similar to the executive officers, he did not receive a raise in his base salary during 2003. Mr. Ward's quarterly bonus goals are set each quarter by the Board. In accordance with the Company's employment agreement with Mr. Ward, upon achievement of that quarter's goals, Mr. Ward receives a payment of $75,000 worth of restricted stock, measured on the last day of each quarter. During 2003, the Board determined that Mr. Ward earned bonuses of $225,000 worth of restricted stock for performance of the Company during the first three quarters of 2003.

Mr. Ward additionally received an option to purchase up to a total of 7,000,000 shares of common stock, which vests as to 2% per month over 50 months. The Board determined that compensating Mr. Ward through grants of stock or stock option awards was appropriate in light of the cash conservation effort that the Company was currently experiencing, as well as to more closely align his compensation with company stock performance.

Deductibility of Compensation

Section 162(m) of the Internal Revenue Code of 1986 generally imposes on Exabyte an annual corporate deduction limitation of $1 million on the compensation of certain executive officers. Compensation in excess of $1 million may be deducted if it is "performance-based compensation" within the meaning of the Code. Exabyte has not adopted a policy with respect to the treatment of all forms of compensation under Section 162(m) of the Code. However, the Compensation Committee has determined that stock options and rights granted under each of its employee stock option plans with an exercise price at least equal to the fair market value of Exabyte's common stock on the date of grant should, be treated as "performance-based compensation."

Compensation Committee:

Thomas E. Pardun, Chairman	Leonard W. Busse
John R. Garrett	A. Laurence Jones
Stephanie Smeltzer McCoy	G. Jackson Tankersley, Jr.

COMPENSATION COMMITTEE INTERLOCKS

During 2003 none of the Company's executive officers served on the board or compensation committee of another company which had one of its executive officers serve as one of the Company's directors or a member of the Company's Compensation Committee.

COMPENSATION OF DIRECTORS

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

Meeting fees are payable in shares of restricted common stock instead of cash. The closing stock price on the day of each meeting is used to determine the number of shares granted to each director. The total number of restricted common stock shares issued to each director is issued at the end of the year. For 2003, a total of $60,000 and 506,808 shares of restricted common stock were issued to directors for their services rendered during fiscal 2003.

Non-employee directors receive options under the Incentive Stock Plan. On January 27th of each fiscal year, each non-employee director that has been so for at least three months is automatically granted an option to purchase 15,000 shares of common stock. Upon initial election to the board all newly elected non-employee directors receive an option to purchase 25,000 shares. The exercise price of these options is equal to the fair market value of the stock as of the date of grant. Directors are also eligible to receive discretionary grants of options under the Incentive Stock Plan. During fiscal 2003, options covering a total of 100,000 shares were granted to non-employee directors as a group with a weighted average exercise price of $.485 per share.

SUMMARY OF COMPENSATION

The following table provides summary compensation information paid to or earned by Exabyte's Chief Executive Officer, and the Company's two other executive officers at the end of fiscal 2003, (collectively, the "Named Executive Officers"):

Summary Compensation Table

		Annual Compensation		Long-Term Compensation Awards
Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Securities Underlying Options (#)(3)	All Other Compensation ($)(4)(5)
Tom W. Ward(6)	2003	300,000	225,000(2)	7,000,000	810
President and Chief Executive	2002	166,154	75,000(2)	7,000,000	1,033
Officer
Juan A. Rodriguez(7)	2003	225,014	50,000(2)	940,000	3,176
Chairman of the Board and	2002	225,014	0	540,000	7,114
Chief Technologist	2001	28,409	0	200,000	262
Carroll A. Wallace(8)	2003	15,384	50,000(2)	400,000	74
Chief Financial Officer

(1) Includes amounts earned but deferred at the election of the Named Executive Officers under the 401(k) plan.

(2) 2002 bonus amounts include the value of 111,940 shares issued to Mr. Ward for a bonus earned in 2002. 2003 bonus amounts include the value of 745,214 shares issued to Mr. Ward, 52,631 shares issued to Mr. Rodriguez, and 52,631 shares issued to Mr. Wallace for bonuses earned in 2003.

(3) We have not granted any SARs or restricted stock awards.

(4) As permitted by SEC rules, we have not shown amounts for certain perquisites where the amounts do not exceed the lesser of 10% of bonus plus salary or $50,000.

(5) 2003 compensation includes the dollar value of executive life insurance premiums paid by Exabyte for the benefit of the Named Executive Officers as follows: Mr. Ward, $810; Mr. Rodriguez, $3,176; and Mr. Wallace, $74.

2002 compensation includes matching payments by Exabyte under the 401(k) plan for 2002 as follows: Mr. Ward, $807; and Mr. Rodriguez, $3,938. Also included in the 2002 compensation is the dollar value of executive life insurance premiums paid by Exabyte for the benefit of the named Executive officers as follows: Mr. Ward, $226; and Mr. Rodriguez, $3,176.

2001 compensation includes matching payments by Exabyte under the 401(k) plan for 2001 as follows: Mr. Rodriguez; as well as the dollar value of executive life insurance premiums paid by Exabyte in 2001 for the benefit of the Named Executive Officers as follows: Mr. Rodriguez, $262.

(6) Mr. Tom Ward was hired and appointed President and Chief Executive Officer on June 3, 2002.

(7) Mr. Rodriguez was appointed Interim Chief Executive Officer and President on January 20, 2002. He served in this position until June 2002, at which time he was appointed Chairman of the Board and Chief Technologist.

(8) Mr. Wallace was appointed Chief Financial Officer of Exabyte on November 1, 2003.

OFFICER SEVERANCE PROGRAM

Exabyte has a severance program that provides for severance payments in the event that certain officers and other specified employees are terminated within one year after certain changes in control of Exabyte occur. The amounts payable under this program may vary dependent on the position of the terminated officer or employee. The program limits the amount payable to up to 12 months of compensation and also provides for the accelerated vesting of outstanding stock options held by the terminated officer or employee.

EMPLOYMENT AGREEMENT

At the time of Mr. Ward's joining the Company in June, 2002, the Company and Mr. Ward entered into an employment agreement. The agreement provides for Mr. Ward to be the President and Chief Executive Officer of the Company. Either Mr. Ward or the Company is free to terminate his employment at any time for any reason. The employment agreement provides for a base salary of $300,000 per annum, subject to review at least annually, and a quarterly incentive bonus of up to $75,000 paid in stock at the then current fair market value upon achievement of mutually agreed goals. The employment agreement also covered stock options which were granted in 2002 to Mr. Ward and his purchase of preferred stock which was being sold at that time.

INCENTIVE STOCK PLAN

The Board adopted the Incentive Stock Plan in January 1987. Due to a series of amendments, as of April 13, 2004 there were 9,500,000 shares of common stock authorized for issuance under the Incentive Stock Plan. The Incentive Stock Plan provides for the grant of both incentive stock options (which generally have a favorable tax treatment for the optionee) and non-statutory stock options to employees, directors and consultants. These grants are made at the discretion of the Board. The Incentive Stock Plan also provides for the non-discretionary grant of non-statutory stock options to our non-employee directors. In connection with the sale of Series G Preferred Stock on April 12, 2001, we revised the Incentive Stock Plan to provide that, Exabyte shall not, unless approved by the holders of a majority of the shares present and entitled to vote at a duly convened meeting of stockholders;

  grant any stock options with an exercise price that is less than 100% of the fair market value of the underlying stock on the grant; or
  reduce the exercise price of any stock option granted under the Incentive Stock Plan.

As of April 13, 2004, options to purchase 5,175,321 shares were outstanding under the Incentive Stock Plan and 385,931 shares were available for future grant.

STOCK OPTION GRANTS

The following table contains information for fiscal 2003 concerning the grant of stock options under the Incentive Stock Plan, except as noted, to the Named Executive Officers:

Option Grants In Last Fiscal Year
	Individual Grants
Name	Number of Securities Underlying Options Granted (#)(1)	% of Total Options Granted to Employees in Fiscal Year(2)	Exercise Price ($/SH)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(3)
					5% ($)	10% ($)
Tom W. Ward	7,000,000	48.92%	$0.147	8/22/2013	$657,132	$1,639,960
Juan A. Rodriguez	100,000	0.70%	$0.181	3/21/2013	$11,382	$28,846
	840,000	5.87%	$0.147	8/22/2013	$77,655	$196,795
Carroll A. Wallace	400,000	2.79%	$0.450	11/01/2013	$113,201	$286,873

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

(2) Based on options granted to Exabyte employees during fiscal 2003 to purchase 14,307,000 shares.

(3) The potential realizable value is based on the term of the option at the date of grant (10 years in each case). It is calculated by assuming that the stock price on the date of grant appreciates at the indicated annual rate, compounded annually for the entire term, and that the option is exercised and sold on the last day of the option term for the appreciated stock price. These amounts represent certain assumed rates of appreciation only, in accordance with SEC rules, and do not reflect our estimate or projection of future stock price performance. Actual gains, if any, are dependent on the actual future performance of Exabyte's common stock. The amounts reflected in this table may never be achieved.

Option Exercises And Year-End Holdings

The following table provides information concerning the exercise of options during fiscal 2003 and unexercised options held as of the end of fiscal 2003 for the Named Executive Officers:

	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at FY-End (#)(1)		Value of Unexercised In-the-Money Options at FY-End ($)(2)
Name	(#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Tom W. Ward	0	0	1,700,000	12,300,000	703,080	12,300,000
Juan A. Rodriguez	0	0	807,200	872,800	461,555	872,800
Carroll A. Wallace	0	0	16,000	384,000	12,960	384,000

(1) Includes both "in-the-money" and "out-of-the-money" options. "In-the-money" options are options with exercise prices below the market price of Exabyte's common stock (as noted) on January 2, 2004.

(2) Fair market value of Exabyte's common stock on January 2, 2004, the last trading day of fiscal 2003 ($1.26, based on the closing sales price reported on the Over the Counter Bulletin Board) less the exercise price of the option.

eQUITY cOMPENSATION pLAN iNFORMATION

The following table provides information concerning our equity compensation plan as of January 3, 2004.

Plan Category	Number of Securities to be issued upon Exercise of Outstanding Options, Warrants, and Rights (A)	Weighted Average Exercise Price of Outstanding Options, Warrants and rights (B)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding Securities reflected in Column (a)) (C)
Equity compensation plans approved by security holders(1)	12,088,741	$1.14	638,511
Equity compensation plans not approved by security holders(2)	15,333,082	$0.58	407,049
TOTAL	27,421,823	$0.83	1,045,560

(1) Amounts include shares issued under the stock option plan approved by stockholders on July 30, 2002 for the issuance of options to Mr. Ward of up to 7,000,000 shares.

(2) Consists of the 1997 Non-Officers Stock Plan, under which options may be granted to employees who are not officers or directors of the Company, as well as a stock option plan approved by the Board of Directors in 2003 for the issuance of options to Mr. Ward for an additional 7,000,000 shares.

PERFORMANCE GRAPH(1)

This graph compares the performance of Exabyte's common stock with that of the Nasdaq Market Index and the Nasdaq Computer Manufacturer Stocks Index over the same period. It assumes an investment of $100 in Exabyte's common stock and each of the two indexes on January 2, 1999 (end of fiscal year 1998), with the reinvestment of all dividends.

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

Item 12.

Security Ownership Of Certain Beneficial Owners And Management

The following table provides certain information regarding the ownership of Exabyte's common stock as of April 13, 2004 by:

  each director;
  each current executive officer named in the Summary Compensation Table;
  all of Exabyte's directors and the named Executive Officers as a group; and
  all those known to be beneficial owners of more than five percent of Exabyte's common stock.

	Beneficial Ownership(1)
Beneficial Owner	Number of Shares	Percent of Total
Meritage Investment Partners LLC(2)(5)(7)	58,154,673	50.28%
1600 Wynkoop
Suite 300
Denver, CO 80202
State of Wisconsin Investment Board(3)(7)	5,448,447	4.98%
P.O. Box 7842
Madison, WI 53707
Juan A. Rodriguez(4)(5)	1,351,437	1.26%
Tom W. Ward(4)(6)(7)	10,861,113	9.75%
Leonard W. Busse(4)	119,224	*
John R. Garrett(4)	11,437	*
A. Laurence Jones(4)	373,241	*
Thomas E. Pardun(4)	199,525	*
Stephanie Smeltzer McCoy(4)	146,405	*
G. Jackson Tankersley, Jr.(4)(5)(6)(7)	58,699,123	50.63%
Carroll A. Wallace(4)	57,500	*
Executive Officers and Directors as a group (9 persons)(8)	70,953,114	57.97%

___________

* Less than one percent.

(1) This table is based upon information supplied by officers, directors and principal stockholders and by Schedules 13D and 13G, if any, filed with the SEC. Subject to footnotes below and community property laws, where applicable, each of the stockholders named has sole power to vote and dispose of the shares indicated as beneficially owned. As required by Rule 13d-3(d), each of the names indicated in the table are deemed to be the beneficial owner of shares that the person has the right to acquire beneficial ownership of within 60 days of April 13, 2004.

Applicable percentages are based on 106,504,674 shares outstanding on April 13, 2004, adjusted as required by Rule 13d-3(d)(1).

(2) This information is based on a Schedule 13D, dated November 20, 2003, filed with the SEC and subsequent information separately provided by Meritage Private Equity Fund, L.P. ("Meritage Fund"), a private equity investment fund, and Meritage Investment Partners, LLC ("Meritage Investment"), a manager of private equity investment funds and the sole general partner of Meritage Fund.

Includes shares directly beneficially owned by Meritage Fund as follows: 42,963,201 shares of common stock, 3,896,890 shares of Series H Preferred stock (as-converted), 4,042,246 shares of Series I Preferred stock (as-converted), and 87,680 shares of common stock issuable upon the exercise of a warrant.

Also includes shares owned indirectly beneficially by Meritage Investment through two other funds in which it is the sole general partner as follows: 6,036,801 shares of common stock, 547,555 shares of Series H Preferred stock (as-converted), 567,980 shares of Series I Preferred stock (as-converted), and 12,320 shares of common stock issuable upon the exercise of a warrant.

Meritage Fund is shown to have sole voting and dispositive power over 50,990,017 shares, representing 44.5% of the common stock. Meritage Investment is shown to have sole voting and dispositive power over all of the shares.

(3) This information is based on a Schedule 13G, dated February 11, 2004, filed with the SEC by State of Wisconsin Investment Board ("SWIB"), a government agency which manages public pension funds. SWIB is shown to have sole voting and dispositive power over all shares. Also includes 2,933,780 shares of common stock issuable upon conversion of 1,750,000 shares of Series I Preferred, held by SWIB.

(4) Includes shares issuable upon the exercise of outstanding stock options that are exercisable within 60 days of April 13, 2004, as follows: Mr. Rodriguez, 920,700 shares; Mr. Ward, 2,702,250 shares; Mr. Busse, 16,000 shares; Mr. Garrett, 3,000; Mr. Jones, 205,200 shares; Mr. Pardun, 70,200 shares; Ms. McCoy, 10,200 shares; Mr. Tankersley, 18,400 shares; and Mr. Wallace, 57,500 shares.

(5) Includes shares underlying Series H preferred stock as follows: Meritage Investment Partners LLC, 4,444,445 shares; and Mr. Tankersley, 4,575,983 shares. All shares are listed on an as-converted basis.

(6) Includes the shares listed for Meritage Investment Partners LLC under footnote 2, as to which Mr. Tankersley has voting and dispositive power by virtue of being a managing member of Meritage Investment Partners, LLC. Mr. Tankersley disclaims beneficial ownership of such shares. Also includes the following shares held by the following entities: Millennial Holdings LLC, 29,853 shares of common stock; 76,881 shares of Series H preferred stock (as-converted) and 78,387 shares of Series I preferred stock (as-converted); The Millennial Fund, 12,212 shares of common stock; 21,773 shares of Series H preferred stock (as-converted) and 22,199 shares of Series I preferred stock (as-converted); and Tankersley Family Limited Partnership, 21,404 shares of common stock, 32,884 shares of Series H preferred stock (as-converted) and 33,529 shares of Series I preferred stock (as-converted). Mr. Tankersley is the managing member of Millennial Holdings LLC and sole general partner of Tankersley Family Limited Partnership and may be deemed to posses voting and dispositive power over shares held by such entities. Mr. Tankersley disclaims beneficial ownership of all such shares. The Millennial Fund is not a separate legal entity and Mr. Tankersley is the direct beneficial owner of all shares held in that name.

(7) Includes shares underlying Series I preferred stock as follows: Meritage Investment Partners LLC, 4,610,226 shares; SWIB, 2,933,780 shares; Mr. Ward, 2,212,909 shares; and Mr. Tankersley, 4,744,341 shares. All shares are listed on an as-converted basis.

(8) Includes shares described in the notes above, as applicable.

Item 13.

Certain Relationships And Related Transactions

In April 2003, the Company entered into a Third Modification Agreement of its line of credit agreement with Silicon Valley Bank ("SVB"). In connection with the Third Modification, SVB notified the Company that it was in an "over advance" state with respect to its line of credit, and that, in order for SVB to continue to allow the Company to borrow under the line, the Company was required to cause Tom Ward, the Company's Chief Executive Officer, and Meritage Private Equity Funds, L.P., a significant beneficial owner (together the "Guarantors"), to guarantee up to a maximum of $2,500,000 (with Mr. Ward and Meritage guaranteeing 10% and 90%, respectively, of the amount) for advances in excess of the Company's credit limit (the "Guaranties"). The Company, through an independent committee of its Board, negotiated agreements with the Guarantors, whereby the Guarantors agreed to such a guarantee in exchange for a specific number of shares of the Company's common stock, as discussed below. In addition, SVB required that each of the Guarantors enter into a subordination agreement whereby each Guarantor agreed to subordinate to SVB: (1) all of the Company's present and future indebtedness and obligations to the Guarantor; and (2) all of the Guarantor's present and future security interests in the Company's assets and property. Additional guaranties for $250,000 of excess borrowings from other guarantors were obtained in July 2003 under similar terms.

As consideration for the Guaranties, the Company issued to the Guarantors (pro-rata) 25,000,000 shares of its common stock on April 21, 2003, 12,500,000 shares on July 15, 2003, 8,793,252 shares on September 15, 2003, and 3,706,748 shares on March 11, 2004. During July 2003, the Company entered into agreements with two additional shareholders to guarantee an additional $250,000 of borrowings from SVB in exchange for 2,500,000 common shares issued in July and an additional 1,500,000 shares issued in October 2003. The Company determined the fair value of all of the shares based on the market price of the Company's stock on the date the shares were earned by the Guarantors, and recorded $10,146,000 of stock-based interest expense during 2003. All of the Guaranties were terminated in November 2003.

Item 14.

Principal Accountant Fees and Services

The following provides information on the fees billed to the Company by its independent auditor for each of the last two fiscal years for audit services and in each of the last two fiscal years for audit-related, tax and other services.

Audit Fees. Includes the aggregate fees billed by the Company's accountants for professional services related to the audit of our annual consolidated financial statements for fiscal 2002 and 2003 included in our Annual Reports on Form 10-K, and for the review of the unaudited consolidated financial statements for fiscal 2002 and 2003 included in our Quarterly Reports on Form 10-Q. Also includes fees billed for employee benefit plan audits.

Audit-Related Fees. The Company did not incur any fees billed in each of its last two fiscal years for assurance and other services by the Company's accountants that were reasonably related to the performance of the audit and that are not reported under Audit Fees.

Tax Fees. Includes the aggregate fees billed in each of the Company's last two fiscal years for professional services rendered by the Company's principal accountant for tax compliance, tax advice, and tax planning, including as to foreign tax issues.

All Other Fees. Includes the aggregate fees billed in each of the Company's last two fiscal years, other than those services reported above. Specifically, the fees include services connected with the filing of the Company's registration statements during the time period mentioned above, as well as expatriate issues occurring during the Company's last two fiscal years.

In the course of its meetings, the Audit Committee has determined that these other services are compatible with maintaining our accountant's independence.

Fee Detail
FEE CATEGORY	2003	2002
Audit Fees	$215,000	$203,000
Audit-Related Fees	$ 0	$ 0
Tax Fees	$ 55,000	$ 70,000
All Other Fees	$ 11,000	$ 48,000

PART IV

Item 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)3. EXHIBIT INDEX
31.1	Rule 13a-14 Certification of the Chief Executive Officer.
31.2	Rule 13a-14 Certification of the Chief Financial Officer.
32.1	Section 1350 Certification.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Boulder, State of Colorado, on May 3, 2004.

EXABYTE CORPORATION

By:	/s/ Carroll A. Wallace
Carroll A. Wallace
Title:	Chief Financial Officer, Treasurer (Principal Financial and Accounting Officer)

/s/ Tom W. Ward*	President and Chief Executive	May 3, 2004
Tom W. Ward	Officer (Principal Executive Officer)

/s/ Juan A. Rodriguez*	Chairman of the Board, Chief	May 3, 2004
Juan A. Rodriguez	Technologist

/s/ Carroll A. Wallace	Chief Financial Officer,	May 3, 2004
Carroll A. Wallace	Treasurer (Principal Financial and
Accounting Officer)

/s/ Leonard W. Busse*	Director	May 3, 2004
Leonard W. Busse

/s/ John R. Garrett*	Director	May 3, 2004
John R. Garrett

/s/ A. Laurence Jones*	Director	May 3, 2004
A. Laurence Jones

/s/ Thomas E. Pardun*	Director	May 3, 2004
Thomas E. Pardun

/s/ Stephanie Smeltzer McCoy*	Director	May 3, 2004
Stephanie Smeltzer McCoy

/s/ G. Jackson Tankersley, Jr.*	Director	May 3, 2004
G. Jackson Tankersley, Jr.

*Signed by Carroll A. Wallace as attorney-in-fact for the named directors who constitute all of the members of the Company's Board of Directors.