Form 10-Q
period 2004-03-31
EXABYTE CORP /DE/
filed 2004-05-17
CIK 855109

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR SECTION 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

As of May 13, 2004, there were 108,250,414 shares outstanding of the Registrant's Common Stock (par value $0.001 per share).

EXABYTE CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets--January 3, 2004 and March 31, 2004 (unaudited)	3-4
Consolidated Statements of Operations--Three Months Ended March 29, 2003 and March 31, 2004 (unaudited)	5
Consolidated Statements of Cash Flows-- Three Months Ended March 29, 2003 and March 31, 2004 (unaudited)	6-7
Notes to Consolidated Financial Statements (unaudited)	8
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	28
Item 4. Controls and Procedures	28
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	29
Item 2. Changes in Securities and Use of Proceeds	29
Item 6. Exhibits and Reports on Form 8-K	30
SIGNATURE	32

PART I

Item 1. Financial Statements

Exabyte Corporation and Subsidiaries
Consolidated Balance Sheets

(In thousands, except per share data)

	January 3, 2004	March 31, 2004 (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 6,979	$ 413
Accounts receivable, less allowances for uncollectible accounts and sales returns and programs of $1,804 and $1,929, respectively	14,764	18,585
Inventory, net	12,085	12,109
Other	1,777	1,562
Total current assets	35,605	32,669

Equipment and leasehold improvements, net	2,781	2,834
Goodwill	7,428	7,428
Other non-current assets	315	488
Total non-current assets	10,524	10,750
Total assets	$ 46,129	$ 43,419

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$ 8,843	$ 9,641
Accrued liabilities (Note 3)	9,436	7,397
Current portion of deferred revenue (Note 7)	3,495	3,570
Line of credit - Bank (Note 4)	6,498	8,522
Current portion of notes payable - suppliers (Note 4)	13,384	13,518
Current portion of other non-current liabilities	510	263
Total current liabilities	42,166	42,911
Notes payable, less current portion (Note 4)
Suppliers	11,014	8,913
Others	2,946	2,952
	13,960	11,865
Accrued warranties, less current portion	979	1,147
Deferred revenue, less current portion (Note 7)	16,980	16,522
Other liabilities, less current portion	460	388
Total non-current liabilities	32,379	29,922
Total liabilities	$ 74,545	$ 72,833

See accompanying notes to the consolidated financial statements.

Exabyte Corporation and Subsidiaries
Consolidated Balance Sheets (continued)

(In thousands, except per share data)

	January 3, 2004	March 31, 2004 (Unaudited)
Stockholders' equity (deficit) (Note 1):
Preferred stock; no series; $.001 par value; 18,350 shares authorized; no shares issued and outstanding	$ --	$ --
Preferred stock; series A; $.001 par value; 500 shares authorized; no shares issued and outstanding	--	--
Series G convertible preferred stock; $.001 par value; 1,500 shares authorized; no shares issued and outstanding	--	--
Series H convertible preferred stock; $.001 par value; 9,650 shares authorized; 7,296 and 5,911 shares issued and outstanding, respectively; aggregate liquidation preference at March 31, 2004 of $5,911	7	6
Series I convertible preferred stock; $.001 par value; 10,000 shares authorized; 9,321 and 8,188 shares issued and outstanding, respectively; aggregate liquidation preference at March 31, 2004 of $17,736	9	8
Common stock, $.001 par value; 350,000 shares authorized; 93,017 and 102,914 shares outstanding, respectively	93	103
Additional paid-in capital	107,682	109,986
Treasury stock, at cost; 96 shares	(578)	(578)
Accumulated deficit	(135,629)	(138,939)
Total stockholders' deficit	(28,416)	(29,414)
Commitments and contingencies (Note 6)
Total liabilities and stockholders' deficit	$ 46,129	$ 43,419

See accompanying notes to the consolidated financial statements.

Exabyte Corporation and Subsidiaries
Consolidated Statements of Operations

(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 29, 2003	March 31, 2004 (Unaudited)

Net revenue	$ 22,594	$ 26,139
Cost of goods sold	26,024	20,053

Gross profit (loss)	(3,430)	6,086

Operating expenses:
Selling, general and administrative	12,409	6,069
Research and development	3,126	2,130
Total operating expenses	15,535	8,199

Loss from operations	(18,965)	(2,113)

Other expense:
Interest expense	(467)	(528)
Loss on foreign currency translation	(55)	(603)
Other, net	(65)	(28)

Loss before income taxes	(19,552)	(3,272)

Income tax expense	(31)	(38)

Net loss	$ (19,583)	$ (3,310)

Basic and diluted loss per share	$ (0.59)	$ (0.03)

Weighted average common shares used in calculation of basic and diluted loss per share	33,379	96,280

See accompanying notes to the consolidated financial statements.

Exabyte Corporation and Subsidiaries
Consolidated Statements of Cash Flows

(Unaudited)
(In thousands)

	Three Months Ended
	March 29, 2003	March 31, 2004 (Unaudited)
Cash flows from operating activities:
Net loss	$(19,583)	$(3,310)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	1,476	399
Provision for uncollectible accounts receivable and sales returns and programs	6,711	129
Stock-based compensation expense	181	95
Stock-based interest expense	--	88
Loss on foreign currency translation of non-current liability	--	293
Changes in assets and liabilities, net of effects of business combination:
Accounts receivable, net	5,347	(3,950)
Inventory, net	13,765	(24)
Other current assets	352	215
Other non-current assets	208	(173)
Accounts payable	(963)	798
Accrued liabilities	(909)	(78)
Deferred revenue	--	(383)
Other non-current liabilities	(881)	(151)
Net cash provided (used) by operating activities	5,704	(6,052)
Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(2,033)	(452)
Net cash used by investing activities	(2,033)	(452)

See accompanying notes to the consolidated financial statements.

Exabyte Corporation and Subsidiaries
Consolidated Statements of Cash Flows (continued)

(Unaudited)
(In thousands)

	Three Months Ended
	March 29, 2003	March 31, 2004 (Unaudited)
Cash flows from financing activities:
Proceeds from issuance of common and preferred stock	--	168
Borrowings under line of credit - Bank	23,489	26,898
Payments under line of credit - Bank	(27,369)	(24,874)
Principal payments on notes payable and other non-current liabilities	(262)	(2,254)
Net cash used by financing activities	(4,142)	(62)
Net decrease in cash and cash equivalents	(471)	(6,566)
Cash and cash equivalents at beginning of period	664	6,979
Cash and cash equivalents at end of period	$ 193	$ 413

Supplemental disclosures of other cash and non-cash investing and financing activities:
Conversion of accounts payable to notes payable	16,629	--
Conversion of accrued liabilities to notes payable	4,049	--
Principal reduction on note payable	(184)	--
Common stock issued in satisfaction of liability related to overadvance loan guaranties	--	1,631
Common stock issued in satisfaction of accrued bonuses	--	330

See accompanying notes to the consolidated financial statements.

Exabyte Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 1- BASIS OF PRESENTATION, SIGNIFICANT ACCOUNTING POLICIES AND
                 SUBSEQUENT EVENT

Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements of Exabyte Corporation (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United State of America ("GAAP") have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited interim consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements, and reflect all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation in accordance with GAAP. The results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year. These unaudited interim consolidated financial statements and related notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 2004.

Liquidity and Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses for several years, and had a stockholders' deficit and working capital deficit of $29,414,000 and $10,242,000, respectively, as of March 31, 2004. Beginning with the three months ended March 31, 2004, the Company will report its operating results on a calendar month, quarter and annual basis.

The Company had evaluated various strategic alternatives that would result in increased working capital and liquidity. These alternatives included one or more of the following:

  proceeds from additional debt or equity fund raising activities;
  sale of all or a portion of operating assets;
  continued restructuring of current operations;
  strategic alliance or business combination; or
  restructuring of payment terms of notes payable to suppliers.

Through March 31, 2004, the Company's primary sources of funds for operations have been cash generated from operations, its revolving line of credit with a bank, and the proceeds from the Media Distribution Agreement with Imation Corp. received in the fourth quarter of 2003. As discussed below in "Subsequent Event," on May 3, 2004 the Company sold preferred stock and common stock purchase warrants for total gross proceeds of $25,000,000.

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

Significant Accounting Policies

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, shipment or delivery has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured. Generally, these criteria are met upon shipment or delivery of products and transfer of title and risk of loss to customers. Product sales to certain distributors and resellers are subject to agreements allowing certain limited rights of return, marketing related rebates and price protection on unsold merchandise. Accordingly, the Company records an allowance for estimated future returns, marketing rebates and for price protection in the period of the sale based on contractual terms and historical data. The Company sells to certain original equipment manufacturers ("OEM's") and other customers, which require that the Company maintain inventory at third party warehouses. Revenue from these sales is recognized when title transfers, which is generally when the OEM or customer takes possession of the inventory from the warehouse. Revenue for out-of-warranty service repairs is recorded when the service has been performed and the product has been returned to the customer. Revenue for on-site warranty contracts is deferred and amortized using the straight-line method over the contract period. Shipping and handling costs are included in cost of goods sold.

The distribution fee received by the Company in connection with the Media Distribution Agreement ("Media Agreement") discussed in Note 7 was recorded as deferred revenue and is being amortized using the straight-line method over ten years, which represents the estimated period over which existing media products will be sold. In addition, under certain circumstances the distribution fee may be refundable on a pro-rata basis over a ten-year period from the date of the Media Agreement.

Foreign Currency Transactions and Remeasurement

The U.S. dollar is the functional currency of the consolidated corporation including its subsidiaries. For the Company's foreign subsidiaries, monetary assets and liabilities are remeasured into U.S. dollars using the exchange rates in effect at the balance sheet date and non-monetary assets are remeasured at historical rates. Results of operations are remeasured using the average exchange rates during the period. The Company recorded net foreign exchange (gains) losses related to these remeasurements of $7,000 and $(122,000) in the first quarter of 2003 and 2004, respectively. From time to time, the Company enters into transactions that are denominated in foreign currencies. These transactions are remeasured at the prevailing spot rate upon payment and recorded in the operating account to which the payment relates. Accounts receivable and payable from subsidiaries denominated in foreign currencies are remeasured using period end rates and transaction gains and losses are recorded. The Company recorded net foreign exchange losses related to these transactions of $49,000 and $725,000 in the first quarter of 2003 and 2004, respectively. In the first quarter of 2004, $293,000 of such loss related to the translation of a note payable to a supplier denominated in the Yen. In addition, during the first quarter of 2004 the Company's cost of goods sold increased by $488,000 as a result of a supply agreement with a Japanese supplier, which required payment in Yen at a fixed conversion rate. Effective April 1, 2004, purchases under this agreement will be made in US dollars.

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

The Company adopted FAS 142 on January 1, 2002. Under FAS 142, goodwill is assigned to one or more reporting units based upon certain criteria, is tested for impairment upon adoption of FAS142 and annually thereafter, and is no longer amortized. Upon adoption of FAS 142, the Company concluded that it has one reporting unit, and in 2002 the Company completed the transitional and annual impairment tests using the following approach: (1) Calculate the fair value of the Company based on quoted market prices of the Company's stock, and compare such amount with the Company's carrying value (stockholders' equity or deficit), including goodwill; (2) If the fair value of the Company is less than its carrying amount, measure the amount of impairment loss, if any, by comparing the implied fair value of the goodwill with the carrying amount of such goodwill; (3) If the carrying amount of the goodwill exceeds its implied fair value, recognize that excess as an impairment loss. Using this method, the Company determined that the fair value of the reporting unit, including goodwill, exceeded carrying value as of January 3, 2004 and March 31, 2004 and, accordingly, goodwill is not considered to be impaired.

Earnings (Loss) Per Common Share

Basic earnings (loss) per share is based on the weighted average of all common shares issued and outstanding, and is calculated by dividing net income (loss) by the weighted average shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares used in the basic earnings (loss) per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding. For loss periods, the basic and diluted shares are equal, as the inclusion of potentially dilutive common shares would be anti-dilutive. The Company incurred net losses for the first quarters of 2003 and 2004 and, accordingly, basic and diluted shares are equal for all periods presented.

Options to purchase 18,082,000 and 1,879,000 shares of common stock were excluded from dilutive stock option calculations for the three-month periods ended March 29, 2003 and March 31, 2004, respectively, because their exercise prices were greater than the average fair market value of the Company's stock for the period, and as such were anti-dilutive. Additionally, options to purchase 2,875,000 and 25,790,000 shares of common stock were excluded from dilutive stock option calculations for the three-month periods ended March 29, 2003 and March 31, 2004, as these options were anti-dilutive as a result of the net loss incurred.

At March 31, 2004, the Company had two series of outstanding preferred stock, both of which were convertible into the Company's common stock. The assumed conversion of the preferred shares into common stock for the three-month periods ended March 29, 2003 and March 31, 2004, has been excluded from diluted share calculations, as the effect of the conversion features is anti-dilutive. As discussed in "Subsequent Event", these shares were exchanged for newly issued Series AA Preferred Stock in May 2004.

In addition, as a result of their anti-dilutive effect, accumulated preferred dividends of 1,550,000 and 2,133,000 shares of common stock have been excluded from diluted share calculations for the three-month periods ended March 29, 2003 and March 31, 2004, respectively.

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

Three Months Ended
(In thousands, except per share data)	March 29, 2003	March 31, 2004

Net loss, as reported	$ (19,583)	$ (3,310)

Add: Stock-based compensation expense included in reported net loss, net of related tax effects	181	95

Deduct: Total stock-based compensation expense determined under fair-value based method for all awards, net of related tax effects	(357)	(867)

Pro forma net loss	$ (19,759)	$ (4,082)

Basic and diluted net loss per share:
As reported	$ (0.59)	$ (0.03)
Pro forma	$ (0.59)	$ (0.04)

During the three months ended March 31, 2004, the Company issued 568,500 options to purchase common stock at exercise prices of $1.30 and $1.31 per share.

Reclassifications

Certain reclassifications have been made to prior period balances to conform with the current period presentation.

Subsequent Event

On May 3, 2004, the Company completed the sale of 25,000 shares of newly authorized Series AA Preferred Stock and warrants to purchase 7,500,000 shares of common stock for total gross proceeds of $25,000,000 (approximately $23,800,000, net of offering costs). The purchase price of the Series AA was $1,000 per share and each share is convertible into 1,000 shares of common stock at $1.00 per share. The warrants have an exercise price of $1.00 per share and a term of five years. In addition, in connection with the issuance of the Series AA Preferred Stock, all shareholders of the Company's existing Series H and Series I Preferred Stock exchanged those shares and accumulated dividends, for shares of the Series AA Preferred Stock on an as-converted common stock equivalent basis. Series AA shares issued for the exchange total 19,909,063. In connection with the exchange, the Company agreed to accrue common stock dividends on the Series I Preferred shares through December 31, 2004. Accordingly, the Series I shareholders received the equivalent of an additional 708,563 shares of common stock as consideration for the exchange. The Company will recognize a deemed dividend equal to the fair value of the additional consideration issued of approximately $503,000 in the second quarter of 2004.

Dividends on the Series AA Shares are payable in cash or common stock at an initial rate of 5%, with an increase to 8% after four years, 10% after five years and 12% thereafter. The Company has the right to force conversion of the Series AA shares, which are non-voting, at such time as the Company's common stock has reached specified price parameters, subject to certain limitations. The Series AA shares have a liquidation preference equal to the issuance price, plus accumulated unpaid dividends and are subject to redemption based on the occurrence of certain conditional events, which are generally under the sole control of the Company. The Company is obligated to register the underlying common shares that would be issued upon conversion, as well as a specified number of common shares that would be issued as dividends on the Series AA shares.

Note 2-INVENTORY

Inventory, net of reserves for excess quantities and obsolescence, consists of the following:

(In thousands)	January 3, 2004	March 31, 2004

Raw materials and component parts	$6,450	$7,023
Finished goods	5,635	5,086
	$12,085	$12,109

In the first quarter of 2003, the Company recorded an additional reserve of $6,849,000 for excess and obsolete inventory prompted by changes in sales forecasts and planned discontinuance of older tape drive and automation products.

Note 3-ACCRUED LIABILITIES

Accrued liabilities consist of the following:

(In thousands)	January 3, 2004	March 31, 2004

Wages and employee benefits	$2,228	$1,991
Inventory purchase commitments	1,392	1,919
Warranty and other related costs	1,045	865
Liability related to overadvance loan guaranties	1,631	--
Other	3,140	2,622
	$9,436	$7,397

Note 4-DEBT

Line of Credit - Bank

On June 18, 2002, the Company entered into a $25,000,000 line of credit agreement (the "Agreement") with Silicon Valley Bank ("SVB") that originally expired in June 2005. The agreement was modified several times during 2003 for violations of various financial covenants and to revise certain terms and conditions, including a decrease in maximum borrowings to $20,000,000 and to provide for interest to be charged at a rate of prime plus 5.25%.

On October 10, 2003, the Company entered into the Fifth Modification Agreement, which extended the Agreement through September 30, 2005, under similar terms and conditions. As of January 3, 2004, the Company was in violation of the covenant relating to operating results for the fourth quarter of 2003. The Company obtained a waiver of such covenant violation in March 2004. In May, 2004, the Company entered into a revised agreement (the "Revised Agreement"), which provides for borrowings of up to $20,000,000 based on 75% of eligible accounts receivable (as adjusted). Eligible accounts receivable excludes balances greater than 60 days past due, certain foreign receivables and other items defined in the Revised Agreement. No borrowings are available based on inventory balances. Interest is being charged at the prime rate plus 2.25% (6.25%) retroactive to January 1, 2004, and the Revised Agreement includes financial covenants relating to operating results, limits on inventory levels with product distributors, the maintenance of minimum levels of net worth or deficit and prohibits the payment of cash dividends. The Revised Agreement also includes certain acceleration clauses that may cause any outstanding balance to become immediately due in the event of default. As of March 31, 2004, the Company was in violation of the covenant relating to the maintenance of specified levels of net worth or deficit and received a waiver of such violation in April 2004.

In connection with the Third Modification, SVB had notified the Company that it was in an "over advance" state with respect to its line of credit, and that in order for SVB to continue to allow the Company to borrow against the line, the Company was required to cause its CEO and a significant investor ("Guarantors") to agree to guarantee up to a maximum of $2,500,000 for advances in excess of the Company's credit limit (the "Guaranties"). The Company, through an independent committee of its Board, negotiated agreements with the Guarantors, whereby the Guarantors agreed to such a guarantee in exchange for a specific number of shares of the Company's common stock, as discussed below. In addition, SVB required that each of the Guarantors enter into a subordination agreement ("Subordination Agreement"), whereby each Guarantor agreed to subordinate to SVB: (1) all of the Company's present and future indebtedness and obligations to the Guarantor; and (2) all of the Guarantor's present and future security interests in the Company's assets and property. Additional guaranties for $250,000 of excess borrowings were obtained in July 2003 under similar terms. As a result of entering into the Media Distribution Agreement discussed in Note 7, all of the Guaranties were terminated in November 2003.

As consideration for the Guaranties, the Company issued 54,000,000 shares of its common stock. The Company determined the fair value of all of the shares based on the market price of the Company's stock on the date the shares were earned by the Guarantors, and recorded $10,146,000 of stock-based interest-expense during 2003.

In connection with the Third Modification, the Company issued SVB a fully vested, immediately exercisable and non-forfeitable warrant to purchase 2,000,000 shares of common stock at an exercise price of $0.105 per share pursuant to the Modification Agreement. This warrant was issued as compensation to SVB for continuing to allow access to an extended credit limit while the Company negotiated the series of Guarantee Agreements with its CEO and a significant investor, as discussed above, and was exercised in April 2004.

Notes Payable - Suppliers

During 2003, the Company entered into agreements with four of its largest suppliers that converted certain accounts payable and accrued liability amounts outstanding at December 28, 2002, totaling $20,900,000, to unsecured notes payable, which are currently due through 2005 and bear interest at rates ranging from zero to 5%. In September 2003, the Company entered into restructuring and note payable agreements (the "Agreements") with a fifth supplier, Solectron Corporation ("Solectron"), for $8,991,000 which converted accounts payable and inventory purchase commitments to a note payable. Of this balance, $3,020,000 represented a current inventory purchase commitment, which is non-interest bearing. Accordingly, the remaining purchase commitment balance of $1,029,000 at March 31, 2004 is included in accrued liabilities in the accompanying consolidated financial statements. The remaining $5,970,000 original balance of the note is unsecured and is due monthly through 2007 with interest at 9.0%. As of March 31, 2004, the total amount due under all notes payable - suppliers is $22,431,000, which is payable as follows: 2004 - $11,242,000; 2005 - $8,268,000; 2006 - $1,753,000; 2007 - $1,168,000. The Company accounted for the modification of the liabilities under EITF 96-19, 'Debtors Accounting for a Modification or Exchange of Debt Instruments ("EITF 96-19"). In accordance with the provisions of EITF 96-19, the terms of the notes are not considered to be substantially different than the terms of the original liabilities.

Note Payable - Lessor

In September 2003, the Company entered into a note payable in the amount of $3,060,000 with the lessor of certain of its former office and manufacturing facilities, in settlement of all past and future amounts due under the lease for such facilities. The note is unsecured, is payable interest only through September 2008, at which time the entire principal amount is due, and bears interest at the prime rate for the first year (4.0% at March 31, 2004), 6.0% for years two through four and 10.0% for year five. Interest on the note was imputed at a rate of 9.0% over the term of the note and, accordingly, the note was recorded net of discount of $359,000. The 9.0% rate was considered to be a market interest rate based on other borrowings of the Company. The discount is being recognized over the term of the note as additional interest expense using the effective interest method.

Note 5-SEGMENT, GEOGRAPHIC AND SALES INFORMATION

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

The following table details revenues from external customers by geographic area (foreign revenue is based on the country in which the customer is located):

	Three Months Ended
(In thousands)	March 29, 2003	March 31, 2004
United States	$15,697	$20,644
Europe/Middle East	4,988	4,386
Asia Pacific	1,817	808
Other	92	301
	$22,594	$26,139

The following table presents revenue by product line:

	Three Months Ended
(In thousands)	March 29, 2003	March 31, 2004
Drives	$ 6,492	$ 9,013
Libraries	4,263	5,007
Media	9,876	10,272
Service, spares, and other	2,533	2,407
Sales allowances	(570)	(560)
	$22,594	$26,139

The following table summarizes revenue from significant customers:

	Net Revenue		% of Total Net Revenue
	Three Months Ended		Three Months Ended
(In thousands)	March 29, 2003	March 31, 2004	March 29, 2003	March 31, 2004
Imation	$ 466	$10,304	2.1%	39.4%
Tech Data	$3,857	$ 3,051	17.1%	11.7%
Ingram Micro	$3,208	$ 2,735	14.2%	10.5%
IBM	$1,427	$ 2,678	6.3%	10.2%
Digital Storage	$2,619	--	11.6%	--

No other customers accounted for 10% or more of net revenue in any of the above periods.

The following table details long-lived asset information by geographic area:

(In thousands)	January 3, 2004	March 31, 2004

United States	$10,396	$10,639
Europe	18	19
Asia Pacific	110	92
	$10,524	$10,750

Note 6-COMMITMENTS AND CONTINGENCIES

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

Indemnities, Commitments and Guarantees

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

Warranty Costs

The Company establishes a warranty liability for the estimated cost of warranty-related claims at the time revenue is recognized. The following table summarizes information related to the Company's warranty reserve as of and for the three-months ended March 31, 2004:

(In thousands)

Balance at January 3, 2004	$ 2,024
Accruals for warranties issued	121
Adjustments to warranties	(258)
Amortization during the period	125
Balance at March 31, 2004	$ 2,012

Note 7-MEDIA DISTRIBUTION AGREEMENT

On November 7, 2003, the Company entered into a Media Distribution Agreement ("MDA") with Imation whereby the Company granted Imation the exclusive worldwide marketing and distribution rights for the Company's proprietary removable data storage media. In exchange for such rights, Imation paid the Company a distribution fee of $18,500,000, all of which was received by December 31, 2003. The MDA provides for discounted sales prices to Imation and the Company agreed to grant Imation a second security interest in its intellectual property to secure the Company's obligations under the MDA and a seat as an observer on the Company's Board of Directors. The MDA has an indefinite term, but provides for termination by Imation upon 180 days' prior written notice to the Company, or upon a material default by either party. If Imation terminates the MDA because of a material default by Exabyte during the first ten years of the MDA, the Company must pay Imation a prorated portion of the distribution fee based on a ten-year period. If the MDA is terminated by Imation, the Company is not obligated to refund any portion of the distribution fee. In addition, on November 7, 2003, Imation purchased 1,500,000 shares of the Company's Series I Preferred Stock for $1,500,000. As of March 31, 2004, the deferred revenue balance related to the distribution fee is approximately $17,833,000.

Note 8-INCOME TAXES

The Company has recorded a deferred tax valuation allowance equal to 100% of total deferred tax assets. In recording this allowance, management has considered a number of factors, but primarily, the Company's cumulative operating losses over the prior five years. Management has concluded that a valuation allowance is required for 100% of the total deferred tax assets as it is more likely than not that the deferred tax assets will not be realized.

At January 3, 2004, the Company had incurred domestic net operating loss carryforwards of approximately $216,000,000, which expire between 2005 and 2023. Under the Tax Reform Act of 1986, the amount of, and the benefit from, net operating losses that can be carried forward is limited due to a cumulative ownership change of more than 50% over a three-year period, which occurred in November 2001 in connection with the Ecrix merger. The portion of Exabyte's and Ecrix's pre-business combination tax carryovers, totaling $153,000,000, that can be utilized in any one taxable year for federal tax purposes is limited to approximately $1.2 million per year through 2021. Ownership changes after January 3, 2004 could further limit the utilization of the Company's remaining net operating loss carryforward of $63,000,000, in addition to any losses incurred subsequent to January 3, 2004.

Note 9-RECENT ACCOUNTING PRONOUNCEMENTS

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

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains forward-looking statements that involve future risks and uncertainties. We may achieve different results than those anticipated in these forward-looking statements. The actual results that we achieve may differ materially from any forward-looking statements due to such risks and uncertainties. Words such as 'believes,' 'anticipates,' 'expects,' 'intends,' 'plans' and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. You should take into account the risks described in our Annual Report on Form 10-K for the year ended January 3, 2004 and other factors described below when considering such forward-looking statements. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.

Overview

Exabyte Corporation and subsidiaries ("Exabyte" or the "Company") is a leading provider of information storage products, including tape drive products, automated tape libraries and recording media. Our strategic focus is data backup, restoration and archival applications for workstations, midrange computer systems and networks. Computer manufacturers and resellers require a variety of storage products, which vary in price, performance, capacity and form-factor characteristics to meet their needs for reliable data backup, restoration and archival storage increase. Our strategy is to offer a number of products to address a broad range of these requirements. Our tape drive products are based on VXA® and MammothTape™ technologies and our tape library products are based upon VXA®, MammothTape™and LTO™ (Ultrium™technologies).

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

OEM customers incorporate our products as part of their own systems, which they then sell to their customers under their own brand name. We work closely with our OEM customers during early product development stages to help ensure our products will readily integrate into the OEMs systems. We expect that a significant portion of future revenue growth will relate to increased sales to OEMs. Accordingly, expansion of these relationships is a key strategic initiative in the future. In general, sales to OEMs are at lower prices and lower gross margins. Accordingly, it is imperative that we continue to obtain a lower cost of products from suppliers for OEM sales to achieve future profitability.

Our business is directly impacted by overall growth in the economies in which we operate and, in particular, in the technology industry sector and business purchasing of technology related products. The downturn in the economy and the resulting decrease in capital investment directly impacted our revenue and operating results in 2003. We believe the improving economic climate in 2004 and our increased penetration into OEM customers will provide us with improving business opportunities. However, there can be no assurance that these factors will result in improved operating results or financial condition.

One of our most significant challenges in 2004 and thereafter will be to continue to reduce our product costs to improve our gross margins. In that regard, we are working with existing hardware and media suppliers to obtain reduced product costs, as well as exploring opportunities to re-locate existing third-party manufacturing to new suppliers and/or geographic locations that will result in decreased costs. We recently began manufacturing certain automation products and components through a supplier located in China and anticipate sourcing more of our products from China-based suppliers in the future. Cost estimates from these suppliers relating to future product manufacturing have been more competitive than cost estimates from certain of our existing suppliers. Obtaining these overall cost reductions is an integral factor in our becoming profitable in the future. However, there can be no assurance that we will indeed achieve such cost reductions in the future.

Expense control was a key business initiative for us in 2003, and will continue to be so in 2004. As we continue to focus on improving our gross margins, constant or decreasing operating costs is an important issue in improving our operating results. While we believe our cost structure is currently appropriate to support our operations, an increase in operating costs, particularly as a percentage of revenue, in the future would negatively impact our operating results.

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

Recent Developments

Private Placement of New Preferred Stock and Exchange of Existing Preferred Shares

On May 3, 2004, we completed the sale of 25,000 shares of newly authorized Series AA preferred stock and warrants to purchase 7,500,000 shares of common stock, for $1,000 per share, for total gross proceeds of $25,000,000. Each share of Series AA preferred is convertible into 1,000 shares of common stock at $1.00 per share and the warrants have a term of five years and an exercise price of $1.00 per share. In addition, in connection with the issuance of the Series AA preferred, all shareholders of the Company's existing Series H and Series I preferred stock exchanged such shares, and accumulated dividends, for shares of Series AA preferred, on an as-converted common stock equivalent basis, and warrants. See "Subsequent Event" of Note 1 to the Unaudited Consolidated Financial Statements in this Report for additional information on these transactions.

Operating Agreements

As noted above, in November 2003, we entered into a Media and Distribution Agreement with Imation, whereby we granted Imation exclusive worldwide marketing and distribution rights for our proprietary removable data storage media. In exchange for such rights, Imation paid us a one-time distribution fee of $18,500,000 and also purchased 1,500,000 shares of Series I Preferred stock for $1,500,000. See "Liquidity and Capital Resources" and Note 7 to the Unaudited Consolidated Financial Statements in this Report. These shares were exchanged for Series AA preferred stock in May, 2004 as noted above.

In July 2003, we entered into an agreement to outsource our repair and service functions to an outside third party, Teleplan Service Logistics, Inc. ("Teleplan"). The agreement provides for the Company to sell parts and service inventory to Teleplan and provides for the payment of future royalties to us by Teleplan for certain out-of-warranty repair services. In addition, we reimburse Teleplan for specified product warranty related services.

Fluctuations in Foreign Currency Exchange Rates

The supply agreement with one of our Japan-based suppliers, as well as a note payable to that supplier, has provided for payments in Yen. During the last four months of 2003 and the first quarter of 2004, the dollar weakened against the Yen, resulting in a loss on foreign currency translation relating to the note payable of $1,634,000 in 2003 and $293,000 for the three months ended March 31, 2004, and increased product costs totaling $1,381,000 during 2003 and $488,000 for the three months ended March 31, 2004. Subsequent to January 3, 2004, we renegotiated our agreement with the supplier, whereby all product purchases subsequent to March 31, 2004 will be paid in U.S. dollars at a fixed price. Payments on the note payable continue to be in Yen at the fixed conversion rate. As a result, the Company may be exposed to the impact of additional fluctuations in foreign currency exchange rates in the future and the impact could be significant.

New Business and Financial Management System

Effective April 1, 2004, we implemented Peoplesoft EnterpriseOne (formerly JD Edwards 5), a new business and financial management system. We believe the system will provide increased operating efficiencies and is more compatible to a company of our size and operating structure.

Critical Accounting Policies and Estimates

The accounting policies noted below are critical to determining our operating results, and represent those policies which involve significant judgments and estimates. For a detailed discussion on the application of these and other accounting policies, see Note 1 to the Unaudited Consolidated Financial Statements included herein and Note 1 to the Consolidated Financial Statements included in our annual Report on Form 10-K for the year ended January 3, 2004.

Revenue Recognition and Uncollectible Accounts Receivable

Our revenue recognition policy is significant because the amount and timing of revenue is a key component of our results of operations. We follow the guidance of Staff Accounting Bulletin No. 104 ("SAB 104"), which requires that a series of criteria are met in order to recognize revenue related to product shipment or delivery or the performance of repair services. If these criteria are not met, the associated revenue is deferred until the criteria are met. Generally, these criteria require that there be an arrangement to sell the product, we have shipped or delivered the product in accordance with that arrangement, the sales price is determinable, and collectibility is reasonably assured. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from year to year. Additionally, revenue from sales to certain resellers is subject to agreements allowing certain limited rights of return, marketing related rebates and price protection on unsold merchandise held by those resellers. Accordingly, reserves for estimated future returns, marketing rebates and price protection are provided in the period of sale based on contractual terms and historical data. These reserves are subject to estimates by management in accordance with SAB 104 and, should actual results differ from these estimates, the impact on our operations could be significant.

In addition, we incurred significant bad debt expense in the first quarter of 2003 relating to the bankruptcy of a major customer. Our adherence to our established credit policies, including the monitoring of the financial condition of our customers is critical to minimizing future bad debts. We currently estimate our allowance for uncollectible accounts based on known exposure for specific accounts, as well as historical bad debt experience.

Inventory valuation and reserves

Our inventory is a significant component of our total assets. In addition, the carrying value of inventory directly impacts our gross margins and operating results. Our inventory is recorded at the lower of cost or market, cost being determined under the first-in, first-out method. In addition, we must determine if reserves are required for excess or obsolete inventory or future sales which may result in a loss. This determination requires significant judgment by management relating to future revenue by product and the estimated life cycles of certain products in a rapidly changing technology marketplace. Our ability to make accurate estimates regarding inventory usage and valuation is integral to minimizing inventory related charges in the future. Charges for excess and obsolete inventory were significant in 2003 due to revisions in sales forecasts, the estimated discontinuance of certain products and physical inventory adjustments. Although we did not incur such charges in the first quarter of 2004, and do not expect such charges to be as significant in the future, the extent of future charges could be impacted by unknown events or circumstances and the effect on our estimates.

Recent Accounting Pronouncements

The Financial Accounting Standards Board has recently issued certain accounting pronouncements that may impact our business. For a complete discussion of these accounting pronouncements, see Note 9 to the Unaudited Consolidated Financial Statements included herein.

Results of Operations

The following table sets forth our operating results in dollars and as a percentage of revenue for each period presented.

(In thousands except per share data)	Three months ended
	March 29, 2003		March 31, 2004
	$	%	$	%

Net revenue	$22,594	100.0	$26,139	100.0
Cost of goods sold	26,024	115.2	20,053	76.7
Gross profit (loss)	(3,430)	(15.2)	6,086	23.3

Operating expenses:
Selling, general and administrative	12,409	54.9	6,069	23.2
Research and development	3,126	13.8	2,130	8.1
Loss from operations	(18,965)	(83.9)	(2,113)	(8.0)

Other income (expense):
Interest expense	(467)	(2.1)	(528)	(2.0)
Loss on foreign currency translation	(55)	(0.2)	(603)	(2.3)
Other	(65)	(0.4)	(28)	(0.1)
Loss before income taxes	(19,552)	(86.6)	(3,272)	(12.4)

Income tax (expense) benefit	(31)	(0.1)	(38)	(0.1)

Net loss	$(19,583)	(86.7)	$(3,310)	(12.5)

Basic and diluted net loss per share	$ (0.59)		$ (0.03)

Net Revenue

The following tables present our revenue by type of product in absolute dollars and as a percentage of revenue for each period presented.

(In thousands)	Three Months Ended
	March 29, 2003	March 31, 2004

Drives	$ 7,265	$ 9,013
Libraries	3,489	5,007
Media	9,876	10,272
Service, spares and other	2,534	2,407
Sales allowances	(570)	(560)
	$22,594	$26,139

	Three Months Ended
	March 29, 2003	March 31, 2004

Drives	32.2%	34.5%
Libraries	15.4	19.2
Media	43.7	39.3
Service, spares and other	11.2	9.2
Sales allowances	(2.5)	(2.2)
	100.0%	100.0%

Our net revenue increased 15.7% from $22,594,000 in the first quarter of 2003 to $26,139,000 for the first quarter of 2004. In addition to a general downturn in business spending, during 2003 we experienced delays in inventory shipments from suppliers due to limited liquidity, particularly for libraries and other automation products. In addition, sales of Mammoth drives and products continued to decline at an increasing rate in 2003, prior to significant sales of VXA related products, which increased in the first quarter of 2004. As a percentage of total net revenue, revenue from drives increased in 2004 over 2003, as revenue from increased unit shipments of VXA-1 and VXA-2 drives continued to replace declining sales of M2 at an increasing rate. Net revenue from libraries increased from 15.4% of total revenue in 2003 to 19.2% in 2004, primarily due to the aforementioned reduced product shipments in 2003 due to liquidity issues and the introduction of a new automation product in 2004 which contributed approximately $1,540,000 to net revenue. Media revenue decreased as a percentage of total revenue in 2004 as compared to 2003, primarily due to increased hardware sales and lower average sales prices resulting from the Imation agreement, partially offset by an increasing installed base of VXA drives and the related sales of media products. Total revenue from service, spares and other decreased as a percentage of total net revenue in 2004 as compared to 2003, due to the outsourcing of a significant portion of our service business to Teleplan in the third quarter of 2003. Total service revenue, and related costs, will likely decrease in the future as a result of the Teleplan arrangement. Sales allowances remained relatively constant in 2003 and 2004 as stock rotation activity and marketing and advertising program payments were comparable in both periods.

The following table presents our revenue from different types of customers as a percentage of total net revenue for each period:

	Three Months Ended
	March 29, 2003	March 31, 2004

Distributor/Reseller	71.6%	76.3%
OEM	19.0	17.4
End-users and other	9.4	6.3
	100.0%	100.0%

Revenue from distributor/reseller customers increased as a percentage of net revenue in the first quarter 2004, as compared to the first quarter in 2003, while revenue from OEM and end-user customers (primarily service, repair and sales of spare parts) decreased in 2004. The decrease in OEM revenue as a percentage of total net revenue in the first quarter of 2004 primarily relates to a decrease in sales of Mammoth drives and products to OEM customers, which represents a significant portion of these products' customer base. As expected, the sales of these products decreased at an increasing rate throughout 2003. In addition, as noted previously, service, repair and spare parts revenue decreased as a result of our outsourcing agreement with Teleplan. Our ongoing effort to sell VXA® products to OEMs is an important part of our business plan and return to profitability and such sales continued to increase throughout 2003 and into 2004. Revenue from end-users and other decreased in 2004 due to decreased service, spares and other revenue.

Geographically, revenue is attributed to the customer's location. The following table summarizes our revenue in different geographic locations as a percentage of total net revenue for the periods presented:

	Three Months Ended
	March 29, 2003	March 31, 2004

United States	69.5%	79.0%
Europe/Middle East	22.1	16.8
Asia Pacific	8.0	3.1
Other	0.4	1.1
	100.0%	100.0%

In the first quarter of 2004, substantially all media was sold and shipped to Imation domestically. Imation then distributed the media to its customers in countries throughout the world. In the second quarter of 2004, media sold to Imation will be shipped to designated domestic and international distribution centers and the geographic representation of the associated revenue will be reflected in the appropriate region based upon the distribution center location.

The following table summarizes customers who accounted for 10% or more of our revenue in the periods presented:

	Three Months Ended
	March 29, 2003	March 31, 2004

Imation	2.1%	39.4%
Tech Data	17.1%	11.7%
Ingram Micro	14.2%	10.5%
IBM	6.3%	10.2%
Digital Storage	11.6%	--

No other customers accounted for 10% or more of net revenue in 2003 and 2004. We cannot guarantee that revenue from these or any other customers will continue to represent the same percentage of our revenue in future periods. Our customers also sell competing products and customers continually review new technologies that cause our revenue to vary from period to period.

Cost of Sales and Gross Margin

Our cost of goods sold includes the actual cost of all materials, labor and overhead incurred in the manufacturing and service processes, as well as certain other related costs, which include primarily provisions for warranty repairs and inventory reserves. Our cost of goods sold decreased from $26,024,000 for the first quarter of 2003 to $20,053,000 for the first quarter of 2004, and our gross margin percentage increased from negative 15.2% in the first quarter of 2003 to 23.3% in the first quarter of 2004. Cost of goods sold in 2003 included additional inventory reserves of $6,849,000, which had a 30.3% impact on our gross margin. Gross margins in 2004 were positively impacted by overall lower drive product costs, increased sales of library products which have higher gross margins, as well as decreased service and warranty costs, primarily due to a decrease in the number of units under warranty, and overall decreases in M2 drives returned for service and the related warranty cost per unit due to improved product reliability. Gross margins in 2004 were negatively impacted by the effect of foreign currency fluctuations for product purchases denominated in Yen at a fixed conversion rate and lower average selling prices for media resulting from the Imation agreement.

Operating Expenses

Selling, general and administrative ("SG&A") expenses include salaries, sales commissions, advertising expenses and marketing programs. These expenses decreased from $12,409,000 and 54.9% of total net revenue in the first quarter of 2003 to $6,069,000 and 23.2% of total net revenue for the first quarter of 2004. The decrease is the result of headcount reductions in 2003, the impact of which was fully realized by the end of 2003 and into 2004, and overall cost control measures, which included limitations on expense increases and new hiring. In addition, in 2003, SG&A expenses included $5,962,000 for bad debt expense related to the bankruptcy of a major customer.

Research and development expenses decreased from $3,126,000 in the first quarter of 2003 to $2,130,000 for the same period in 2004. The decrease is the result of significant headcount reductions, and lower costs for external engineering. Management believes that the Company continues to have the necessary resources in place to meet all technology development related milestones.

Other Income (Expense), Net

Other income (expense), net consists primarily of interest expense, foreign currency fluctuation gains and losses and other miscellaneous items. For the first quarter of 2003, other income (expense) consisted primarily of interest expense of $467,000. In 2004, interest expense totaled $528,000, with the increase being primarily due to interest expense related to notes payable to suppliers. Interest rates on our line of credit with our bank were comparable in both periods.

The result of foreign currency translations fluctuated from a loss of $55,000 to a loss of $603,000 for the first quarter of 2003 and 2004, respectively. This fluctuation was primarily due to a significant strengthening of the Japanese Yen and the Euro against the U.S. dollar in the fourth quarter of 2003 and continuing into 2004, as compared to the first quarter of 2003.

Taxes

The provision for income taxes for the first quarter of 2003 and 2004 represents foreign taxes only. Based on cumulative operating losses over the prior five years and uncertainty as to future profitability, we continue to reserve 100% of our deferred tax assets. We believe a 100% valuation allowance will be required until we attain a consistent and predictable level of profitability.

Loss Per Share

Basic and diluted loss per share was $0.59 for the first quarter of 2003 and $0.03 in 2004. Outstanding common shares increased significantly subsequent to the first quarter of 2003 due to common shares issued for loan guaranties, which impacted the loss per share calculation in 2004.

Liquidity and Capital Resources

Liquidity Issues

We have incurred losses for the past several years and realized losses in the first quarter of 2003 and 2004. In addition, at March 31, 2004, we had a stockholders' deficit and a working capital deficit. During these periods, we evaluated various strategic alternatives that would increase working capital and liquidity. These alternatives included one or more of the following:

  proceeds from debt or equity fundraising activities;
  sale of all or a portion of our operating assets;
  continued restructuring of current operations;
  strategic alliance, or business combination; or
  restructuring of payment terms of notes payable to certain suppliers.

On May 3, 2004, we completed the sale of newly authorized Series AA preferred shares and common stock purchase warrants for total gross proceeds of $25 million in cash. These proceeds will be, or have been, used to repay our line-of-credit with our bank and general working capital purposes. In addition, in November 2003, we entered into a Media and Distribution Agreement with, and sold preferred stock to, Imation and we received proceeds of $20 million in cash. These proceeds were also used primarily to repay our line-of-credit and meet other supplier requirements. During 2003, we also successfully negotiated and restructured the payment terms for certain amounts due to suppliers and settled our obligations due to various lessors for facilities. These negotiations and settlements resulted in the deferral of the payment of a portion of these amounts into 2005 and thereafter. Currently, our primary sources of liquidity are the Series AA offering proceeds, the Imation proceeds, availability under our line of credit with Silicon Valley Bank, notes payable to suppliers and others, and our ability to generate cash from operations. Based on current operating forecasts, we believe that cash from these sources, including the proceeds from the Series AA offering will be adequate to meet our cash needs until we achieve positive cash flows from operations and profitable operating results.

An inability to increase revenue to the level anticipated in our forecasts, a loss of a major customer for VXA or other products, an interruption in delivery of manufactured products from suppliers, significant unbudgeted expenditures, or other adverse operating conditions could impact our ability to achieve our forecasted operating results, which may result in a need for additional funding from external sources. There is no assurance that additional funding will be available or available on terms acceptable to the Company.

Cash Flows - First Quarter of 2004

As of March 31, 2004, we have $413,000 in cash and cash equivalents and negative working capital of $10,242,000. During the first quarter of 2004, we had $6,052,000 in cash used by operating activities, $452,000 used by investing activities and $62,000 used by financing activities.

The components of cash provided by operations include our net loss of $3,310,000, reduced by depreciation and amortization expense, provision for uncollectible accounts receivable and sales returns and programs, and loss on foreign currency translation, all of which totaled $821,000. In addition, cash flows from operating activities in the first quarter of 2004 were impacted by the timing of payments on accounts receivable from the Company's largest customers, which were received shortly after the close of the first quarter of 2004, resulting in an increase in accounts receivable at the end of the quarter. Cash used by financing activities is comprised primarily of net payments on the bank line-of-credit and other notes payable of $230,000 offset by proceeds from the issuance of common and preferred stock of $168,000. Cash used by investing activities relates to the purchase of equipment and leasehold improvements, including the costs associated with the implementation of new accounting and management information software.

Our cash from operations can be affected by the risks involved in our operations, including revenue growth, the successful introduction and sales of new product offerings, control of product costs and operating expenses, and overall management of working capital items. Cash required for capital expenditures is expected to total approximately $1,000,000 in 2004 with $452,000 incurred in the first quarter.

Cash Flows - First Quarter of 2003

As of March 29, 2003, we had $193,000 in cash and cash equivalents and negative working capital of $19,270,000. During the first quarter of 2003, $5,704,000 was provided by operating activities, $2,033,000 was used in investing activities and $4,142,000 was used by financing activities. Cash provided by operating activities was primarily related to the net reductions in inventory of $13,765,000 and accounts receivable of $12,058,000, net of our net loss of $19,583,000. Inventory decreased as a result of both reduced inventory quantities and increased inventory reserves on certain end of life and older products. The reduction in accounts receivable is a combination of an increase in the allowance for doubtful accounts of $5,962,000 as a result of the bankruptcy of a major customer, and improved cash collections during the quarter. Cash used by investing activities is due to capital expenditures, primarily incurred for tooling for VXA products, and cash used by financing activities payments on our line of credit with our bank.

Borrowings

Line of Credit-Bank

On June 18, 2002, the Company entered into a $25,000,000 line of credit agreement (the "Agreement") with Silicon Valley Bank ("SVB") that originally expired in June 2005. The purpose of the Agreement is to provide funds for general working capital needs. The agreement was modified several times during 2003 for violations of various financial covenants and to revise certain terms and conditions, including a decrease in maximum borrowings to $20,000,000 and to provide for interest to be charged at a rate of prime plus 5.25%.

On October 10, 2003, we entered into the Fifth Modification Agreement which extended the Agreement through September 30, 2005, under similar terms and conditions. In May, 2004, we entered into a revised agreement (the "Revised Agreement") which provides for borrowings of up to $20,000,000 based on 75% of eligible accounts receivable (as adjusted). Eligible accounts receivable excludes balances greater than 60 days past due, certain foreign receivables and other items defined in the Revised Agreement. No borrowings are available based on inventory balances. Interest is being charged at the prime rate plus 2.25% (6.25%) retroactive to January 1, 2004, and the Revised Agreement includes financial covenants relating to operating results, limits on inventory levels with product distributors, the maintenance of minimum levels of net worth or deficit and prohibits the payment of cash dividends. The Revised Agreement also includes certain acceleration clauses that may cause any outstanding balance to become immediately due in the event of default. As of January 3, 2004, we were in violation of the covenant relating to operating results for the fourth quarter of 2003. We obtained a waiver of such covenant violation in March 2004. As of March 31, 2004, we were in violation of the covenant relating to the maintenance of specified levels of net worth or deficit and received a waiver of such violation in April 2004. We believe we will be in compliance with the financial covenants included in the Revised Agreement during the remainder of 2004.

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

Notes Payable - Suppliers

During 2003, we entered into agreements with four of our largest suppliers that converted certain accounts payable and accrued liability amounts outstanding at December 28, 2002, totaling $20,900,000, to unsecured notes payable, which are due through 2005 and bear interest at rates ranging from zero to 5%. In September 2003, we entered into restructuring and note payable agreements (the Agreements) with a fifth supplier, Solectron Corporation ("Solectron"), for $8,991,000 which converted accounts payable and inventory purchase commitments to a note payable. Of this balance, $3,020,000 represented a current inventory purchase commitment, which is non-interest bearing. Accordingly, the remaining purchase commitment balance of $1,029,000 at March 31, 2004 is included in accrued liabilities in the accompanying consolidated financial statements. The remaining $5,970,000 original balance of the note is unsecured and is due monthly through 2007 with interest at 9.0%. As of March 31, 2004, the total amount due under all notes payable - suppliers is $22,431,000, which is payable as follows: 2004 - $11,242,000; 2005 - $8,268,000; 2006 - $1,753,000; 2007 - $1,168,000.

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

Note Payable - Lessor

In September 2003, we entered into a note payable in the amount of $3,060,000 with the lessor of certain of our former office and manufacturing facilities, in settlement of all past and future amounts due under the lease for such facilities. The note is unsecured, is payable interest only through September 2008, at which time the entire principal amount is due, and bears interest at the prime rate for the first year (4.0% at March 31, 2004), 6.0% for years two through four and 10.0% for year five. Interest on the note was imputed at a rate of 9.0% over the term of the note and, accordingly, the note was recorded net of discount of $359,000. The 9.0% rate was considered to be a market interest rate based on our other borrowings. The discount will be recognized over the term of the note as additional interest expense using the effective interest method.

Media Distribution Agreement

On November 7, 2003, we entered into a Media Distribution Agreement ("Media Agreement") with Imation whereby we granted Imation the exclusive worldwide marketing and distribution rights for the Company's proprietary removable data storage media. In exchange for such rights, Imation paid us a one-time distribution fee of $18,500,000. Under the Media Agreement, we agreed to grant Imation a second security interest in our intellectual property to secure the Company's obligations under the Media Agreement and a seat as an observer on our Board of Directors. The Media Agreement has an indefinite term, but provides for termination by Imation upon 180 days' prior written notice to the Company, or upon a material default by either party. If Imation terminates the Media Agreement because of a material default by Exabyte, we must pay Imation a prorated portion of the distribution fee (based on 10 years from November 7, 2003). If the Media Agreement is terminated by Imation, we are not obligated to refund any portion of the distribution fee. The Media Agreement provides for discounted sales prices to Imation which, in turn, reduces our gross margin on media sales.

Other Non-Current Liabilities And Contractual Obligations

We are committed to make certain payments for non-current liabilities including notes payable. Our cash payments due under these contractual obligations as of March 31, 2004 are as follows:

(In thousands)	Less than 1 year	1 - 3 years	After 3 years	Total
Notes payable	$13,468	$8,102	$3,763	$25,333
Operating leases	1,087	2,825	43	3,955
Purchase commitments, primarily for inventory	1,919	--	--	1,919
Capital lease obligations	76	83	--	159
	$16,550	$11,010	$3,806	$31,366

We expect to fund these obligations through cash generated from operations and the proceeds from the sale of Series AA preferred shares in May, 2004.

In addition, as of March 31, 2004, we have issued irrevocable letters-of-credit in favor of certain suppliers totaling $750,000, of which $250,000 expires May 31, 2004 and $500,000 expires June 10, 2004.

Market Risk

In the ordinary course of our operations, we are exposed to certain market risks, primarily changes in foreign currency exchange rates and interest rates. Uncertainties that are either nonfinancial or nonquantifiable, such as political, economic, tax, other regulatory or credit risks are not included in this assessment of our market risks. We are primarily impacted by fluctuations in the dollar/yen exchange rate as a result of a note payable to a supplier denominated in Yen. Our borrowings under our line of credit agreement expose us to changes in interest rates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information concerning the Company's market risk is incorporated by reference from Item 2 above, 'Management's Discussion and Analysis of Financial Condition and Results of Operations,' under the caption, 'Market Risk.'

Item 4. Controls and Procedures

As of March 31, 2004, Exabyte conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by Exabyte in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms as of March 31, 2004. There was no change in our internal control over financial reporting during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, Exabyte's internal control over financial reporting.

PART II.

Item 1. Legal Proceedings

Please refer to the "Litigation" section in Note 6 to the Unaudited Consolidated Financial Statements.

Item 2. Changes in Securities and Use of Proceeds

On May 3, 2004, we completed the sale of 25,000 shares of newly authorized Series AA preferred stock and warrants to purchase 7,500,000 shares of common stock, for $1,000 per share, for total gross proceeds of $25,000,000. Each share of Series AA preferred is convertible into 1,000 shares of common stock at $1.00 per share and the warrants have a term of five years and an exercise price of $1.00 per share. The proceeds of this offering will be used to repay our line of credit with our bank and general working capital purposes. We sold such Series AA preferred shares and warrants only to accredited investors and without any form of general solicitation. In addition, in connection with the issuance of the Series AA preferred, all shareholders of the Company's existing Series H and Series I preferred stock exchanged such shares, and accumulated dividends, for shares of Series AA preferred on an as-converted common stock equivalent basis. The exchange involved only existing shareholders, and no commission was paid for the solicitation of preferred shareholders to exchange shares. See Note 1 to the Unaudited Consolidated Financial Statements in this Report for additional information on these transactions. The sale of the Series AA preferred was done pursuant to an exemption from securities registration for non-public offerings. The exchange of Series H and I preferred shares for Series AA preferred shares was made pursuant to exemptions from securities registration for exchanges with existing security holders under Section 3(a)(9) of the Securities Act of 1933 and for non-public offerings. The Company has previously reported on these transactions in a Current Report on Form 8-K filed on May 4, 2004.

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibit Index
Exhibit Number	Description
2.1	Agreement and Plan of Merger among Exabyte Corporation, Bronco Acquisition, Inc., Ecrix Corporation, Certain Lenders, and Certain Investors, Dated as of August 22, 2001 (4)
3.1	Restated Certificate of Incorporation. (1)
3.2	Amendment to Restated Certificate of Incorporation. (2)
3.3	By-laws of the Company, as amended. (3)
3.4	Certificate of Designation of Preferences, Rights and Limitations of Series AA Convertible Preferred Stock (5)
4.1	Article 4 of the Restated Certificate of Incorporation (included in Exhibit 3.1)
4.2	Article 1 of the By-laws of Exabyte Corporation, as amended (included in Exhibit 3.3)
4.3	Specimen stock certificate of Exabyte (4)
10.1	Form of Common Stock Purchase Warrant (5)
10.2	Form of Exchange Agreement executed by holders of Exabyte Corporation Series H Preferred Stock (5)
10.3	Form of Exchange Agreement executed by holders of Exabyte Corporation Series I Preferred Stock (5)
10.4	Securities Purchase Agreement, dated as of April 30, 2004, by and between Exabyte Corporation and each of the Purchasers (5)
10.5	Registration Rights Agreement, dated as of May 3, 2004, by and between Exabyte Corporation and each of the Purchasers (5)
31.1	Rule 13a-14(a) Certification for Chief Executive Officer
31.2	Rule 13a-14(a) Certification for Chief Financial Officer
32.1	Section 1350 Certification

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

(5)	Filed as an Exhibit to the Company's Current Report on Form 8-K, as filed with the SEC on May 4, 2004, and incorporated herein by reference.

(b)     Reports on Form 8-K

The Company filed two Reports on Form 8-K for the first quarter of 2004:

  Current report filed February 10, 2004, regarding Items 12 and 7.
  Current report filed March 23, 2004, regarding Items 12 and 7.
  Current report file March 31, 2004, regarding Item 5.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

EXABYTE CORPORATION
Registrant
Date	May 17, 2004	By	/s/ Carroll A. Wallace
Carroll A. Wallace Chief Financial Officer (Principal Financial and Accounting Officer)