Form 10-Q
period 2004-06-30
EXABYTE CORP /DE/
filed 2004-08-05
CIK 855109

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR SECTION 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

As of August 2, 2004, there were 108,791,455 shares outstanding of the Registrant's Common Stock (par value $0.001 per share).

EXABYTE CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets--January 3, 2004 and June 30, 2004 (unaudited)	3-4
Consolidated Statements of Operations--Three and Six Months Ended June 28, 2003 and June 30, 2004 (unaudited)	5-6
Consolidated Statements of Cash Flows-- Six Months Ended June 28, 2003 and June 30, 2004 (unaudited)	7-8
Notes to Consolidated Financial Statements (unaudited)	9
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures About Market Risk	32
Item 4. Controls and Procedures	32
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	32
Item 2. Changes in Securities and Use of Proceeds	32
Item 4. Submission of Matters to a Vote of Security Holders	33
Item 6. Exhibits and Reports on Form 8-K	35
SIGNATURE	33

PART I

Item 1. Financial Statements

Exabyte Corporation and Subsidiaries
Consolidated Balance Sheets

(In thousands, except per share data)

	January 3, 2004	June 30, 2004 (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 6,979	$ 7,659
Accounts receivable, less allowances for uncollectible accounts and sales returns and programs of $1,804 and $1,985, respectively	14,764	15,706
Inventory, net	12,085	11,256
Other	1,777	1,351
Total current assets	35,605	35,972

Equipment and leasehold improvements, net	2,781	3,040
Goodwill	7,428	7,428
Other non-current assets	315	407
Total non-current assets	10,524	10,875
Total assets	$ 46,129	$ 46,847

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$ 8,843	$ 7,011
Accrued liabilities (Note 3)	9,436	5,265
Current portion of deferred revenue (Note 7)	3,495	3,552
Line of credit - Bank (Note 4)	6,498	--
Current portion of notes payable - suppliers (Note 4)	13,384	10,463
Current portion of other non-current liabilities	510	270
Total current liabilities	42,166	26,561
Notes payable, less current portion (Note 4)
Suppliers	11,014	5,259
Others	2,946	2,958
	13,960	8,217
Accrued warranty costs, less current portion	979	1,398
Deferred revenue, less current portion (Note 7)	16,980	15,986
Other liabilities, less current portion	460	310
Total non-current liabilities	32,379	25,911
Total liabilities	74,545	52,472

See accompanying notes to the consolidated financial statements.

Exabyte Corporation and Subsidiaries
Consolidated Balance Sheets (continued)

(In thousands, except per share data)

	January 3, 2004	June 30, 2004 (Unaudited)
Stockholders' equity (deficit) (Note 5):
Preferred stock; no series; $.001 par value; 18,350 shares authorized; no shares issued and outstanding	$ --	$ --
Preferred stock; series A; $.001 par value; 500 shares authorized; no shares issued and outstanding	--	--
Series G convertible preferred stock; $.001 par value; 1,500 shares authorized; no shares issued and outstanding	--	--
Series H convertible preferred stock; $.001 par value; 9,650 shares authorized; 7,296, shares issued and outstanding at January 3, 2004; exchanged for Series AA preferred shares in 2004	7	--
Series I convertible preferred stock; $.001 par value; 10,000 shares authorized; 9,321 shares issued and outstanding at January 3, 2004; exchanged for Series AA preferred shares in 2004	9	--
Series AA convertible preferred stock; $.001 par value; 55 shares authorized; 45 shares issued and outstanding; aggregate liquidation preference at June 30, 2004 of $44,909	--	--
Common stock, $.001 par value; 350,000 shares authorized; 93,017 and 107,118 shares outstanding, respectively	93	107
Additional paid-in capital	107,682	134,241
Treasury stock, 96 shares at cost	(578)	(578)
Accumulated deficit	(135,629)	(139,395)
Total stockholders' deficit	(28,416)	(5,625)

Commitments and contingencies (Note 6)

Total liabilities and stockholders' deficit	$ 46,129	$ 46,847

See accompanying notes to the consolidated financial statements.

Exabyte Corporation and Subsidiaries
Consolidated Statements of Operations

(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	June 28, 2003	June 30, 2004

Net revenue	$ 22,736	$ 26,620
Cost of goods sold	16,378	19,173

Gross profit	6,358	7,447

Operating expenses:
Selling, general and administrative	5,716	6,064
Research and development	2,462	2,513
Total operating expenses	8,178	8,577

Loss from operations	(1,820)	(1,130)

Other income (expense):
Interest expense (Note 4):
Non-cash	(2,571)	--
Other	(660)	(426)
Total interest expense	(3,231)	(426)
Gain (loss) on foreign currency translation	(157)	1,091
Other, net	213	--

Loss before income taxes	(4,995)	(465)

Income tax benefit (expense)	(54)	9

Net loss	$ (5,049)	$ (456)

Deemed dividend related to exchange of preferred stock (note 5)	--	(4,225)

Net loss available to common shareholders	$ (5,049)	$ (4,681)

Basic and diluted loss per share	$ (0.09)	$ (0.04)

Weighted average common shares used in calculation of basic and diluted loss per share	54,495	105,926

See accompanying notes to the consolidated financial statements.

Exabyte Corporation and Subsidiaries
Consolidated Statements of Operations

(Unaudited)
(In thousands, except per share data)

	Six Months Ended
	June 28, 2003	June 30, 2004

Net revenue	$ 45,330	$ 52,759
Cost of goods sold	42,403	39,226

Gross profit	2,927	13,533

Operating expenses:
Selling, general and administrative	18,124	12,133
Research and development	5,588	4,643
Total operating expenses	23,712	16,776

Loss from operations	(20,785)	(3,243)

Other expense:
Interest expense (Note 4):
Non-cash	(2,571)	(88)
Other	(1,127)	(867)
Total interest expense	(3,698)	(955)
Gain (loss) on foreign currency translation	(212)	488
Other, net	148	(27)

Loss before income taxes	(24,547)	(3,737)

Income tax expense	(85)	(29)

Net loss	$ (24,632)	$ (3,766)

Deemed dividend related to exchange of preferred stock (Note 5)	--	(4,225)

Net loss available to common shareholders	$ (24,632)	$ (7,991)

Basic and diluted loss per share	$ (0.56)	$ (0.08)

Weighted average common shares used in calculation of basic and diluted loss per share	43,896	101,103

See accompanying notes to the consolidated financial statements.

Exabyte Corporation and Subsidiaries
Consolidated Statements of Cash Flows

(Unaudited)
(In thousands)

	Six Months Ended
	June 28, 2003	June 30, 2004
Cash flows from operating activities:
Net loss	$(24,632)	$(3,766)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	2,426	831
Provisions for uncollectible accounts receivable and sales returns and programs	6,934	265
Stock-based compensation expense	181	696
Stock-based interest expense	2,571	88
Gain on foreign currency translation of non-current liability	--	(392)
Changes in assets and liabilities, net of effects of business combination:
Accounts receivable, net	5,819	(1,207)
Inventory, net	14,433	829
Other current assets	453	426
Other non-current assets	257	(92)
Accounts payable	1,928	(1,832)
Accrued liabilities	(1,516)	(2,348)
Deferred revenue	--	(937)
Other non-current liabilities	(1,170)	(164)
Net cash provided (used) by operating activities	7,684	(7,603)
Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(2,026)	(1,090)
Net cash used by investing activities	(2,026)	(1,090)

See accompanying notes to the consolidated financial statements.

Exabyte Corporation and Subsidiaries
Consolidated Statements of Cash Flows (continued)

(Unaudited)
(In thousands)

	Six Months Ended
	June 28, 2003	June 30, 2004
Cash flows from financing activities:

Borrowings under line of credit - Bank	47,093	47,503
Payments under line of credit - Bank	(51,161)	(54,001)
Principal payments on notes payable and other non-current liabilities	(906)	(8,079)
Proceeds from issuance of common stock	--	187
Proceeds from issuance of preferred stock, net	--	23,763
Net cash provided (used) by financing activities	(4,974)	9,373
Net increase in cash and cash equivalents	684	680
Cash and cash equivalents at beginning of period	664	6,979
Cash and cash equivalents at end of period	$ 1,348	$ 7,659

Supplemental disclosures of other cash and non-cash investing and financing activities:
Conversion of accounts payable to notes payable	16,629	--
Conversion of accrued liabilities to notes payable	4,049	--
Acquisition of equipment under capital lease obligations, net	130	--
Common stock issued in satisfaction of liability related to overadvance loan guaranties	--	1,631
Common stock issued in satisfaction of accrued bonuses	--	330

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

Liquidity and Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses for several years, and had a stockholders' deficit of $5,625,000, as of June 30, 2004.

The Company had evaluated various strategic alternatives that would result in increased working capital and liquidity. These alternatives included one or more of the following:

  proceeds from additional debt or equity fund raising activities;
  strategic alliance or business combination;
  restructuring of payment terms of notes payable to suppliers.
  sale of all or a portion of operating assets; or
  continued restructuring of current operations;

As discussed in Note 5, on May 3, 2004, the Company sold preferred stock and common stock purchase warrants for net proceeds of approximately $23,763,000. The proceeds from this transaction, the proceeds from the Media Distribution Agreement with Imation Corp. received in the fourth quarter of 2003, and borrowing availability under the Company's line of credit with a bank, are the Company's primary sources of funds for operations. At June 30, 2004, the Company had working capital of $9,411,000.

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

Significant Accounting Policies

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, shipment or delivery has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured. Generally, these criteria are met upon shipment or delivery of products and transfer of title and risk of loss to customers. Product sales to certain distributors and resellers are subject to agreements allowing certain limited rights of return, marketing related rebates and price protection on unsold merchandise. Accordingly, the Company records an allowance for estimated future returns, marketing rebates and for price protection in the period of the sale based on contractual terms and historical data. The Company sells to certain original equipment manufacturers ("OEM's") and other customers, that require the Company maintain inventory at third party warehouses. Revenue from these sales is recognized when title transfers, which is generally when the OEM or customer takes possession of the inventory from the warehouse. Revenue for out-of-warranty service repairs is recorded when the service has been performed and the product has been returned to the customer. Revenue for on-site warranty contracts is deferred and amortized using the straight-line method over the contract period. Shipping and handling costs are included in cost of goods sold.

The distribution fee received by the Company in connection with the Media Distribution Agreement ("Media Agreement") discussed in Note 8 was recorded as deferred revenue and is being amortized using the straight-line method over ten years, which represents the estimated period over which existing media products will be sold. In addition, under certain circumstances the distribution fee may be refundable on a pro-rata basis over a ten-year period from the date of the Media Agreement.

Foreign Currency Transactions and Remeasurement

The U.S. dollar is the functional currency of the consolidated corporation including its subsidiaries. For the Company's foreign subsidiaries, monetary assets and liabilities are remeasured into U.S. dollars using the exchange rates in effect at the balance sheet date and non-monetary assets are remeasured at historical rates. Results of operations are remeasured using the average exchange rates during the period. The Company recorded net foreign exchange gains (losses) related to these remeasurements of $(27,000) and $(2,000) in the second quarter of 2003 and 2004, respectively, and $(33,000) and $120,000 in the first six months of 2003 and 2004. From time to time, the Company enters into transactions that are denominated in foreign currencies. These transactions are remeasured at the prevailing spot rate upon payment and recorded in the operating account to which the payment relates. Accounts receivable and payable from subsidiaries denominated in foreign currencies are remeasured using period end rates and transaction gains and losses are recorded. The Company recorded net foreign exchange gains (losses) related to these transactions of $(130,000) and $1,093,000 in the second quarter of 2003 and 2004, respectively, and $(179,000) and $368,000 in the first six months of 2003 and 2004. For the three months and six months ended June 30, 2004, the Company recognized a gain of $685,000 and a gain of $392,000, respectively, related to the translation of a note payable to a supplier denominated in the Yen. In addition, during the first quarter of 2004 the Company's cost of goods sold increased by $488,000 as a result of a supply agreement with a Japanese supplier, which required payment in Yen at a fixed conversion rate. Effective April 1, 2004, purchases under this agreement are made in US dollars.

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

The Company adopted FAS 142 on January 1, 2002. Under FAS 142, goodwill is assigned to one or more reporting units based upon certain criteria, is tested for impairment upon adoption of FAS142 and annually thereafter, and is no longer amortized. Upon adoption of FAS 142, the Company concluded that it has one reporting unit, and in 2002 the Company completed the transitional and annual impairment tests using the following approach: (1) Calculate the fair value of the Company based on quoted market prices of the Company's stock, and compare such amount with the Company's carrying value (stockholders' equity or deficit), including goodwill; (2) If the fair value of the Company is less than its carrying amount, measure the amount of impairment loss, if any, by comparing the implied fair value of the goodwill with the carrying amount of such goodwill; (3) If the carrying amount of the goodwill exceeds its implied fair value, recognize that excess as an impairment loss. Using this method, the Company determined that the fair value of the reporting unit, including goodwill, exceeded carrying value as of January 3, 2004 and June 30, 2004 and, accordingly, goodwill is not considered to be impaired.

Earnings (Loss) Per Common Share

Basic earnings (loss) per share is based on the weighted average of all common shares issued and outstanding, and is calculated by dividing net earnings (loss) by the weighted average shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net earnings (loss) by the weighted average number of common shares used in the basic earnings (loss) per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding. For loss periods, the basic and diluted shares are equal, as the inclusion of potentially dilutive common shares would be anti-dilutive. The Company incurred a net loss for all periods included in the accompanying consolidated statements of operations and, accordingly basic and diluted shares are equal for all periods presented.

Options to purchase 17,979,000 and 10,057,000 shares of common stock were excluded from dilutive stock option calculations for the three-month periods ended June 28, 2003 and June 30, 2004, respectively, because their exercise prices were greater than the average fair market value of the Company's stock for the period, and as such were anti-dilutive. Additionally, options to purchase 31,441,000 shares of common stock were excluded from dilutive stock option calculations for the three-month period ended June 30, 2004, as these options were anti-dilutive as a result of the net loss incurred.

Options to purchase 15,603,000 and 9,178,000 shares of common stock were excluded from dilutive stock option calculations for the six-month periods ended June 28, 2003 and June 30, 2004, respectively, because their exercise prices were greater than the average fair market value of the Company's stock for the period, and as such were anti-dilutive. Additionally, options to purchase 2,345,000 and 32,320,000 shares of common stock were excluded from dilutive stock option calculations for the six-month periods ended June 28, 2003 and June 30, 2004, as these options were anti-dilutive as a result of the net loss incurred.

At June 30, 2004, the Company had one series of outstanding preferred stock which is convertible into the Company's common stock. At June 28, 2003, and through May 3, 2004, the Company had several series of outstanding preferred stock which were convertible into the Company's common stock. The assumed conversion of the preferred shares into common stock for the three and six month periods ended June 28, 2003 and June 30, 2004, has been excluded from diluted share calculations, as the effect of the conversion features is anti-dilutive.

In addition, as a result of their anti-dilutive effect, accumulated preferred dividends of 2,082,000 shares of common stock have been excluded from diluted share calculations for the three and six-month periods ended June 28, 2003. The Company had no accumulated dividends at June 30, 2004.

Stock Options and Stock-Based Compensation

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

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	June 28, 2003	June 30, 2004	June 28, 2003	June 30, 2004

Net loss, as reported	$ (5,049)	$ (456)	$ (24,632)	$ (3,766)

Add: Stock-based compensation expense included in reported net loss, net of related tax effects	--	601	181	696

Deduct: Total stock-based compensation expense determined under fair-value based method for all awards, net of related tax effects	(560)	(1,677)	(917)	(2,533)

Pro forma net loss	$ (5,609)	$ (1,532)	$ (25,368)	$ (5,603)
Deemed dividend related to exchange of preferred stock	--	(4,225)	--	(4,225)
Pro forma loss available to common stockholders	$ (5,609)	$ (5,757)	$ (25,368)	$ (9,828)

Basic and diluted net per share available to common stockholders:
As reported	$ (0.09)	$ (0.04)	$ (0.56)	$ (0.08)
Pro forma	$ (0.10)	$ (0.05)	$ (0.58)	$ (0.10)

In June 2004, The Company's shareholders approved and ratified the Exabyte Corporation 2004 Stock Option Plan ("Plan") which provides for the issuance of up to 25,000,000 options to purchase the Company's common stock. Options granted under the Plan are non-qualified and may be granted to employees, directors and consultants under the provisions of the Plan. On June 11, 2004, the Company granted 14,004,500 options to purchase common stock at an exercise price of $0.82 per share under the Plan. During the six months ended June 30, 2004, the Company issued a total of 14,573,000 options to purchase common stock from all of its employee stock option plans at exercise prices ranging from $0.82 to $1.31.

Reclassifications

Certain reclassifications have been made to prior period balances to conform with the current period presentation.

Note 2-INVENTORY

Inventory, net of reserves for excess quantities and obsolescence, consists of the following:

(In thousands)	January 3, 2004	June 30, 2004

Raw materials and component parts	$6,450	$5,963
Finished goods	5,635	5,293
	$12,085	$11,256

In the first quarter of 2003, the Company recorded an additional reserve of $6,849,000 for excess and obsolete inventory due to changes in sales forecasts and planned discontinuance of older tape drive and automation products.

Note 3-ACCRUED LIABILITIES

Accrued liabilities consist of the following:

(In thousands)	January 3, 2004	June 30, 2004

Wages and employee benefits	$2,228	$2,166
Inventory purchase commitments	1,392	--
Warranty and other related costs	1,045	505
Liability related to overadvance loan guaranties	1,631	--
Deferred rent concessions	1,747	1,047
Other	1,393	1,547
	$9,436	$5,265

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

On October 10, 2003, the Company entered into the Fifth Modification Agreement, which extended the Agreement through September 30, 2005, under similar terms and conditions. As of January 3, 2004, the Company was in violation of the covenant relating to operating results for the fourth quarter of 2003. The Company obtained a waiver of such covenant violation in March 2004. In May 2004, the Company entered into a revised agreement (the "Revised Agreement"), which provides for borrowings of up to $20,000,000 based on 75% of eligible accounts receivable (as adjusted). Eligible accounts receivable excludes balances greater than 60 days past due, certain foreign receivables and other items defined in the Revised Agreement. No borrowings are available based on inventory balances. Interest is being charged at the prime rate plus 2.0 (6.25%) at June 30, 2004, and the Revised Agreement includes financial covenants relating to operating results, limits on inventory levels with product distributors, the maintenance of minimum levels of net worth or deficit and prohibits the payment of cash dividends. The Revised Agreement also includes certain acceleration clauses that may cause any outstanding balance to become immediately due in the event of default. As of March 31, 2004, the Company was in violation of the covenant relating to the maintenance of specified levels of net worth or deficit and received a waiver of such violation in April 2004. As of June 30, 2004, the Company had no borrowings outstanding under the line of credit and had $10,300,000 of borrowing availability under the Revised Agreement.

In April 2003, SVB had notified the Company that it was in an "over advance" state with respect to its line of credit, and that in order for SVB to continue to allow the Company to borrow against the line, the Company was required to cause its CEO and a significant investor ("Guarantors") to agree to guarantee up to a maximum of $2,500,000 for advances in excess of the Company's credit limit (the "Guaranties"). The Company, through an independent committee of its Board, negotiated agreements with the Guarantors, whereby the Guarantors agreed to such a guarantee in exchange for a specific number of shares of the Company's common stock, as discussed below. In addition, SVB required that each of the Guarantors enter into a subordination agreement ("Subordination Agreement"), whereby each Guarantor agreed to subordinate to SVB: (1) all of the Company's present and future indebtedness and obligations to the Guarantor; and (2) all of the Guarantor's present and future security interests in the Company's assets and property. Additional guaranties for $250,000 of excess borrowings were obtained in July 2003 under similar terms. As a result of entering into the Media Distribution Agreement discussed in Note 8, all of the Guaranties were terminated in November 2003.

As consideration for the Guaranties, the Company issued 54,000,000 shares of its common stock. The Company determined the fair value of all of the shares based on the market price of the Company's stock on the date the shares were earned by the Guarantors, and recorded $10,146,000 of stock-based interest-expense during 2003.

In April 2003, the Company issued SVB a fully vested, immediately exercisable and non-forfeitable warrant to purchase 2,000,000 shares of common stock at an exercise price of $0.105 per share pursuant to the Modification Agreement. This warrant was issued as compensation to SVB for continuing to allow access to an extended credit limit while the Company negotiated the series of Guarantee Agreements with its CEO and a significant investor, as discussed above, and was exercised in April 2004.

Notes Payable - Suppliers

During 2003, the Company entered into agreements with four of its largest suppliers that converted certain accounts payable and accrued liability amounts outstanding at December 28, 2002, totaling $20,900,000, to unsecured notes payable, which are currently due through 2005 and bear interest at rates ranging from zero to 5%. In September 2003, the Company entered into restructuring and note payable agreements with a fifth supplier, Solectron Corporation ("Solectron"), for $8,991,000 which converted accounts payable and current inventory purchase commitments to a note payable. In May 2004, the Company made a $2,020,000 prepayment on the Solectron note and revised the payment schedule. As of June 30, 2004, all inventory purchase commitments had been satisfied. As of June 30, 2004, the total amount due under all notes payable - suppliers is $15,722,000, which is payable as follows: 2004 - $6,881,000; 2005 - $7,410,000; 2006 - $1,335,000; 2007 - $96,000. The Company accounted for the modification of the liabilities under EITF 96-19, Debtors Accounting for a Modification or Exchange of Debt Instruments ("EITF 96-19"). In accordance with the provisions of EITF 96-19, the terms of the notes are not considered to be substantially different than the terms of the original liabilities.

Note Payable - Lessor

In September 2003, the Company entered into a note payable in the amount of $3,060,000 with the lessor of certain of its former office and manufacturing facilities, in settlement of all past and future amounts due under the lease for such facilities. The note is unsecured, and is payable interest only through September 2008, at which time the entire principal amount is due, and bears interest at the prime rate for the first year (4.25% at June 30, 2004), 6.0% for years two through four and 10.0% for year five. Interest on the note was imputed at a rate of 9.0% over the term of the note and, accordingly, the note was recorded net of discount of $359,000. The 9.0% rate was considered to be a market interest rate based on other borrowings of the Company. The discount is being recognized over the term of the note as additional interest expense using the effective interest method.

Note 5-PREFERRED STOCK

On May 3, 2004, the Company completed the sale of 25,000 shares of newly authorized Series AA Preferred Stock and warrants to purchase 7,500,000 shares of common stock for total gross proceeds of $25,000,000 (approximately $23,763,000 net of offering costs). The purchase price of the Series AA shares was $1,000 per share and each share is convertible into 1,000 shares of common stock at $1.00 per share. The warrants have an exercise price of $1.00 per share and a term of five years and were valued and accounted for using the Black-Scholes option pricing model with the following assumptions: no dividend yield, expected life - 3.09 years, volatility - 183%, and risk free interest rate - 3.26%. In addition, in connection with the issuance of the Series AA Preferred Stock, all shareholders of the Company's existing Series H and Series I Preferred Stock exchanged those shares and accumulated dividends, for shares of the Series AA Preferred Stock and common stock purchase warrants on an as-converted common stock equivalent basis. Series AA shares and common stock warrants issued for the exchange totaled 19,909 shares and 5,972,712 warrants. In connection with the exchange, the Company agreed to accrue common stock dividends on the Series I Preferred shares through December 31, 2004. Accordingly, the Series I shareholders received the equivalent of an additional 708,563 shares of common stock as consideration for the exchange, and the Company recognized a deemed dividend equal to the fair value of the additional consideration, including the value of the common stock warrants, of approximately $4,225,000.

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

The following table details revenue from external customers by geographic area (foreign revenue is based on the country in which the customer is located):

	Three Months Ended		Six Months Ended
(In thousands)	June 28, 2003	June 30, 2004	June 28, 2003	June 30, 2004
United States	$15,381	$18,788	$31,078	$39,432
Europe/Middle East	5,026	6,281	10,014	10,667
Asia Pacific	2,174	983	3,991	1,791
Other	155	568	247	869
	$22,736	$26,620	$45,330	$52,759

The following table presents revenue by product line:

	Three Months Ended		Six Months Ended
(In thousands)	June 28, 2003	June 30, 2004	June 28, 2003	June 30, 2004
Drives	$ 6,020	$ 7,640	$ 12,512	$ 16,653
Libraries	3,244	7,690	7,507	12,697
Media	11,372	9,639	21,248	19,912
Service, spares, and other	2,238	2,375	4,771	4,781
Sales allowances	(138)	(724)	(708)	(1,284)
	$22,736	$26,620	$45,330	$52,759

The following table summarizes revenue from significant customers:

	Net Revenue		% of Total Net Revenue
	Three Months Ended		Three Months Ended
(In thousands)	June 28, 2003	June 30, 2004	June 28, 2003	June 30, 2004
Imation	$ 280	$10,119	1.2%	38.0%
Tech Data	$4,667	$ 3,583	20.5%	13.5%
Ingram Micro	$4,279	$ 3,259	18.8%	12.2%
IBM	$1,636	$ 2,979	7.2%	11.2%
Fujitsu Siemens	$1,569	$ 1,971	6.9%	7.4%

	Net Revenue		% of Total Net Revenue
	Six Months Ended		Six Months Ended
(In thousands)	June 28, 2003	June 30, 2004	June 28, 2003	June 30, 2004
Imation	$ 746	$20,423	1.6%	38.7%
Tech Data	$8,524	$ 6,634	18.8%	12.6%
Ingram Micro	$7,487	$ 5,994	16.5%	11.4%
IBM	$3,063	$ 5,657	6.8%	10.7%
Fujitsu Siemens	$2,257	$ 3,411	5.0%	6.5%

No other customers accounted for 10% or more of net revenue in any of the above periods.

The following table details long-lived asset information by geographic area:

(In thousands)	January 3, 2004	June 30, 2004

United States	$10,396	$10,745
Europe	18	18
Asia Pacific	110	112
	$10,524	$10,875

Note 7-COMMITMENTS AND CONTINGENCIES

Litigation

In the normal course of business, the Company is subjected to certain claims, assertions or litigation by outside parties. The outcome of any such contingencies is not expected to have a material adverse impact on the consolidated financial condition, results of the operations or cash flows of the Company.

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

Warranty Costs

The Company records a liability for the estimated cost of product warranty costs at the time revenue is recognized. The following table summarizes information related to the Company's accrued warranty liability as of and for the six months ended June 30, 2004:

(In thousands)

Balance at January 3, 2004	$ 2,024
Accruals for product warranties	435
Adjustments to warranty liability	(651)
Amortization during the period	85
Balance at June 30, 2004	$ 1,893

Note 8-MEDIA DISTRIBUTION AGREEMENT

On November 7, 2003, the Company entered into a Media Distribution Agreement ("MDA") with Imation whereby the Company granted Imation the exclusive worldwide marketing and distribution rights for the Company's proprietary removable data storage media. In exchange for such rights, Imation paid the Company a distribution fee of $18,500,000, all of which was received by December 31, 2003. The MDA provides for discounted sales prices to Imation and the Company agreed to grant Imation a second security interest in its intellectual property to secure the Company's obligations under the MDA and a seat as an observer on the Company's Board of Directors. The MDA has an indefinite term, but provides for termination by Imation upon 180 days' prior written notice to the Company, or upon a material default by either party. If Imation terminates the MDA because of a material default by Exabyte during the first ten years of the MDA, the Company must pay Imation a prorated portion of the distribution fee based on a ten-year period. If the MDA is terminated by Imation, the Company is not obligated to refund any portion of the distribution fee. In addition, on November 7, 2003, Imation purchased 1,500,000 shares of the Company's Series I Preferred Stock for $1,500,000, which were exchanged for Series AA Preferred shares in May 2004. As of June 30, 2004, the deferred revenue balance related to the distribution fee is approximately $17,421,000, including the current portion of $1,850,000.

Note 9-INCOME TAXES

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

At January 3, 2004, the Company had incurred domestic net operating loss carryforwards of approximately $216,000,000, which expire between 2005 and 2023. Under the Tax Reform Act of 1986, the amount of, and the benefit from, net operating losses that can be carried forward is limited due to a cumulative ownership change of more than 50% over a three-year period, which occurred in November 2001 in connection with the Ecrix merger. The portion of Exabyte's and Ecrix's pre-business combination tax carryovers, totaling $153,000,000, that can be utilized in any one taxable year for federal tax purposes is limited to approximately $1.2 million per year through 2021. Ownership changes after January 3, 2004 could further limit the utilization of the Company's remaining net operating loss carryforward of $63,000,000, in addition to any losses incurred subsequent to January 3, 2004. As of January 3, 2004, the Company had approximately $85,000,000 of total net operating loss carryforwards that may be used to offset future taxable income.

Note 10-RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 ("FIN 46"). The FASB revised FIN No. 46 in December 2003 ("FIN 46R"). Pursuant to FIN 46R, the effective date for applying certain provisions is deferred. FIN 46 provides guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable-interest entities. The Company will apply the provisions of FIN 46 prospectively to any variable interest entities created after January 31, 2003. Since the Company does not have any current interests in any variable interest entities, the adoption of this interpretation did not have a significant impact on the Company's 2003 financial condition or results of operations.

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

In November 2002, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables ("EITF 00-21"). EITF 00-21 addresses how to determine whether a revenue arrangement involving multiple deliverables contains more than one unit of accounting for the purposes of revenue recognition and how the revenue arrangement consideration should be measured and allocated to the separate units of accounting. EITF 00-21 applies to all revenue arrangements that the Company enters into after June 27, 2003. The adoption of this statement did not have a significant impact on the Company's 2003 consolidated financial condition or results of operations.

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

Overview

Exabyte Corporation and subsidiaries ("Exabyte" or the "Company") is a leading provider of information storage products, including tape drive products, automated tape libraries and recording media. Our strategic focus is data backup, restoration and archival applications for workstations, midrange computer systems and networks. Computer manufacturers and resellers require a variety of storage products, which vary in price, performance, capacity and form-factor characteristics to meet their needs for reliable data backup, restoration and archival storage increase. Our strategy is to offer a number of products to address a broad range of these requirements. Our tape drive products are based on VXA® and MammothTape™ technologies and our tape library products are based upon VXA, MammothTape and LTO™ (Ultrium™ technologies).

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

In connection with our sales agreements with our reseller channel customers, we may provide inventory price protection, stock rotation rights and short-term marketing and consumer rebate programs. For our largest reseller customers, we generally provide all of the above items. The costs of these rights and programs are significant and are a direct reduction of our revenue, but are necessary to realize increased revenue through this segment of our customers.

OEM customers incorporate our products as part of their own systems, which they then sell to their customers under their own brand name. We work closely with our OEM customers during early product development stages to help ensure our products will readily integrate into the OEMs' systems. We expect that a significant portion of future revenue growth will relate to increased sales to OEMs. Accordingly, expansion of these relationships is a key strategic initiative in the future. In general, sales to OEMs are at lower prices and lower gross margins. Accordingly, it is imperative that we continue to obtain lower product costs for OEM sales to achieve future profitability.

Our business is directly impacted by overall growth in the economies in which we operate and, in particular, in the technology industry sector and business purchasing of technology related products. The downturn in the economy and the resulting decrease in capital investment directly impacted our revenue and operating results in 2003. We believe the improving economic climate in 2004, our increased penetration into OEM customers, and the introduction of new product offerings will provide us with additional business opportunities. However, there can be no assurance that these factors will improve our financial condition, operating results or cash flows.

One of our most significant challenges in 2004 and thereafter will be to continue to reduce our product costs to improve our gross margins. In that regard, we are working with existing hardware and media suppliers to obtain reduced product costs, as well as exploring opportunities to re-locate existing third-party manufacturing to new suppliers and/or geographic locations that will result in decreased costs. In the first quarter of 2004, we began manufacturing certain automation products and components through a supplier located in China and anticipate sourcing more of our products from China-based suppliers in the future. Cost estimates from these suppliers relating to future product manufacturing have been more competitive than cost estimates from certain of our existing suppliers. We were successful in reducing certain of our product costs in the first six months of 2004, and obtaining additional cost reductions is an integral factor in our becoming profitable in the future. However, there can be no assurance that we will indeed achieve such cost reductions in the future.

Expense control was a key business initiative for us in 2003, and will continue to be so in 2004. As we continue to focus on increasing revenue and improving our gross margins, constant or decreasing operating costs is an important factor in improving our operating results. While we believe our compliment of personnel and our overall cost structure are appropriate to support our current and an expanded level of operations, an increase in operating costs in the future, particularly as a percentage of revenue, would negatively impact our operating results.

Our key performance metrics are revenue, gross margin, and operating income or loss, including related operating expenses. As noted above, increasing sales to OEM customers, achieving reduced product costs from existing and new suppliers, and disciplined operating expense control measures are critical components of our overall business strategy. In addition, providing timely and responsive product warranty and repair services to our customers is also a standard by which we measure our performance. We believe the outsourcing of our warranty and repair function during 2003, as discussed below, is a key component in meeting this performance standard and creating future customer loyalty for our products.

Recent Developments

Private Placement of New Preferred Stock and Exchange of Existing Preferred Shares

On May 3, 2004, we completed the sale of 25,000 shares of newly authorized Series AA preferred stock, and warrants to purchase 7,500,000 shares of common stock, for $1,000 per share, for total gross proceeds of $25,000,000. Each share of Series AA preferred has an initial dividend rate of 5% and is convertible into 1,000 shares of common stock at $1.00 per share. The warrants have a term of five years and an exercise price of $1.00 per share. In addition, in connection with the issuance of the Series AA preferred stock, all shareholders of the Company's existing Series H and Series I preferred stock exchanged such shares, and accumulated dividends, for shares of Series AA preferred, on an as-converted common stock equivalent basis, and warrants. See Note 5 to the Unaudited Consolidated Financial Statements in this Report for additional information on these transactions.

Operating Agreements

As noted above, in November 2003, we entered into a Media and Distribution Agreement with Imation, whereby we granted Imation exclusive worldwide marketing and distribution rights for our proprietary removable data storage media. In exchange for such rights, Imation paid us a one-time distribution fee of $18,500,000 and also purchased 1,500,000 shares of Series I Preferred stock for $1,500,000. These shares were exchanged for Series AA preferred stock in May 2004 as noted above. See "Liquidity and Capital Resources" and Note 8 to the Unaudited Consolidated Financial Statements in this Report.

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

Fluctuations in Foreign Currency Exchange Rates

The supply agreement with one of our Japan-based suppliers, as well as a note payable to that supplier, has provided for payments in Yen at a fixed conversion rate. During the last four months of 2003 and the first quarter of 2004, the dollar weakened against the Yen, resulting in a loss on foreign currency translation relating to the note payable of $1,634,000 in 2003 and $293,000 for the three months ended March 31, 2004, and increased product costs totaling $1,381,000 during 2003 and $488,000 for the three months ended March 31, 2004. Total loss on foreign currency translation for the three months ended March 31, 2004 was $603,000. Subsequent to March 31, 2004, the dollar strengthened against the yen and we recognized a gain related to the translation of the note payable of $685,000 for the three months ended June 30, 2004. Total gain on foreign currency translation for the three and six months ended was $1,091,000 and $488,000, respectively. Effective April 1, 2004, all product purchases from the supplier are paid in U.S. dollars at a fixed price. Payments on the note payable continue to be in Yen at the fixed conversion rate. As a result, the Company may be exposed to the impact of additional fluctuations in foreign currency exchange rates in the future and the impact could be significant.

New Business and Financial Management System

Effective April 1, 2004, we implemented Peoplesoft EnterpriseOne (formerly JD Edwards 5), a new business and financial management system. We believe the system will provide increased operating efficiencies and is more compatible to a company of our size and operating structure.

Critical Accounting Policies and Estimates

The accounting policies noted below are critical to determining our operating results, and represents those policies which involve significant judgments and estimates. For a detailed discussion on the application of these and other accounting policies, see Note 1 to the Unaudited Consolidated Financial Statements included herein and Note 1 to the Consolidated Financial Statements included in our annual Report on Form 10-K for the year ended January 3, 2004.

Revenue Recognition and Uncollectible Accounts Receivable

Our revenue recognition policy is significant because the amount and timing of revenue is a key component of our results of operations. We follow the guidance of Staff Accounting Bulletin No. 104 ("SAB 104"), which requires that a series of criteria are met in order to recognize revenue related to product shipment or delivery or the performance of repair services. If these criteria are not met, the associated revenue is deferred until the criteria are met. Generally, these criteria require that there be an arrangement to sell the product, we have shipped or delivered the product in accordance with that arrangement, the sales price is determinable, and collectibility is reasonably assured. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from period to period. Additionally, revenue from sales to certain resellers is subject to agreements allowing certain limited rights of return, marketing related rebates and price protection on unsold merchandise held by those resellers. Accordingly, reserves for estimated future returns, marketing rebates and price protection are provided in the period of sale based on contractual terms and historical data. These reserves are subject to estimates by management in accordance with SAB 104 and, should actual results differ from these estimates, the impact on our operations could be significant.

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

Inventory valuation and reserves

Our inventory is a significant component of our total assets. In addition, the carrying value of inventory directly impacts our gross margins and operating results. Our inventory is recorded at the lower of cost or market, cost being determined under the first-in, first-out method. In addition, we must determine if reserves are required for excess or obsolete inventory or future sales which may result in a loss. This determination requires significant judgment by management relating to future revenue by product and the estimated life cycles of certain products in a rapidly changing technology marketplace. Our ability to make accurate estimates regarding inventory usage and valuation is integral to minimizing inventory related charges in the future. Charges for excess and obsolete inventory were significant in 2003 due to revisions in sales forecasts, the estimated discontinuance of certain products and physical inventory adjustments. Although we have not incurred such charges in 2004, and do not expect such charges to be as significant in the future, the extent of future charges could be impacted by unknown events or circumstances and their effect on our estimates.

Recent Accounting Pronouncements

The Financial Accounting Standards Board has recently issued certain accounting pronouncements that may impact our business. For a complete discussion of these accounting pronouncements, see Note 10 to the Unaudited Consolidated Financial Statements included herein.

Results of Operations

The following table sets forth our operating results in dollars and as a percentage of revenue for each period presented.

(In thousands except per share data)	Three months ended				Six months ended
	June 28,		June 30,		June 28,		June 30,
	2003		2004		2003		2004
	$	%	$	%	$	%	$	%
Net revenue	$22,736	100.0	$26,620	100.0	$ 45,330	100.0	$52,759	100.0
Cost of goods sold	16,378	72.0	19,173	72.0	42,403	93.5	39,226	74.3
Gross profit	6,358	28.0	7,447	28.0	2,927	6.5	13,533	25.7

Operating expenses:
Selling, general and administrative	5,716	25.1	6,064	22.8	18,124	40.0	12,134	23.0
Research and development	2,462	10.8	2,513	9.4	5,588	12.3	4,643	8.8
Loss from operations	(1,820)	(7.9)	(1,130)	(4.2)	(20,785)	(45.8)	(3,243)	(6.1)

Other income (expense):
Interest expense	(3,231)	(14.2)	(426)	(1.6)	(3,698)	(8.2)	(955)	(1.8)
Gain (loss) on foreign currency translation	(157)	(0.7)	1,091	4.1	(212)	(0.5)	488	0.9
Other	213	0.8	--	--	148	0.3	(27)	(0.1)
Loss before income taxes	(4,995)	(22.0)	(465)	(1.7)	(24,547)	(54.2)	(3,737)	(7.1)

Income tax (expense) benefit	(54)	(0.2)	9	--	(85)	(0.2)	(29)	--

Net loss	$(5,049)	(22.2)	$ (456)	(1.7)	$(24,632)	(54.4)	$(3,766)	(7.1)

Deemed dividend related to exchange of preferred stock	--	--	(4,225)	(15.9)	--	--	(4,225)	(8.0)

Net loss available to common stockholders	$(5,049)	(22.2)	$(4,681)	(17.6)	$(24,632)	(54.4)	$(7,991)	(15.1)

Basic and diluted loss per share	$ (0.09)		$ (0.04)		$ (0.56)		$ (0.08)

Weighted average common shares used in calculation of basic and diluted loss per share	54,495		105,926		43,896		101,103

Net Revenue

The following tables present our revenue by type of product in absolute dollars and as a percentage of revenue for each period presented.

(In thousands)	Three Months Ended		Six Months Ended
	June 28, 2003	June 30, 2004	June 28, 2003	June 30, 2004

Drives	$ 6,020	$ 7,640	$ 12,512	$ 16,653
Libraries / Automation	3,244	7,690	7,507	12,697
Media	11,372	9,639	21,248	19,912
Service, spares and other	2,238	2,375	4,771	4,781
Sales allowances	(138)	(724)	(708)	(1,284)
	$22,736	$26,620	$45,330	$52,759

	Three Months Ended		Six Months Ended
	June 28, 2003	June 30, 2004	June 28, 2003	June 30, 2004

Drives	26.5%	28.7%	27.6%	31.6%
Libraries / Automation	14.3	28.9	16.6	24.1
Media	50.0	36.2	46.9	37.7
Service, spares and other	9.8	8.9	10.5	9.0
Sales allowances	(0.6)	(2.7)	(1.6)	(2.4)
	100.0%	100.0%	100.0%	100.0%

Our net revenue increased 17.1% from $22,736,000 in the second quarter of 2003 to $26,620,000 for the second quarter of 2004. Net revenue increased 16.4% from $45,330,000 for the six months ended June 28, 2003 to $52,759,000 for the six months ended June 30, 2004. In addition to a general downturn in business spending, during 2003 we experienced delays in inventory shipments from suppliers due to limited liquidity, particularly for libraries and other automation products. In addition, sales of Mammoth drives and products continued to decline at an increasing rate in 2003, prior to significant sales of VXA related products, including automation, which increased in the fourth quarter of 2003 and in 2004. In particular, the introduction of a new VXA-based automation product in the first quarter of 2004 contributed significantly to the revenue growth in the second quarter of 2004. As a percentage of total net revenue, revenue from drives increased in the second quarter and first six months of 2004, as compared to the same periods in 2003, as revenue from increased unit shipments of VXA drives continued to replace declining sales of Mammoth drives at an increasing rate. However, revenue from drives decreased in the second quarter of 2004, as compared to the first quarter, due primarily to the market acceptance of the new VXA automation product during the quarter which, in part, replaced sales of stand-alone drives. Net revenue from libraries/automation increased from 14.3% of total revenue in the second quarter of 2003 to 28.9% in 2004, primarily due to the aforementioned reduced product shipments in 2003 due to liquidity issues, and the introduction of the new automation product in 2004, which contributed approximately $4,927,000 in net revenue for the second quarter of 2004. Net revenue from libraries/ automation for the first six months of 2004 represented 24.1% of total revenue, as compared to 16.6% for the first six months of 2003. This increase was also due to reduced product shipments in 2003 and the impact of the new automation product in 2004, which contributed $6,467,000 in revenue. Media revenue decreased as a percentage of total revenue in 2004 as compared to 2003, primarily due to increased hardware sales, lower average sales prices resulting from the Imation agreement, and decreased revenue from Mammoth related media, partially offset by an increasing installed base of VXA drives and the related sales of media products. Total revenue from service, spares and other decreased as a percentage of total net revenue for both periods in 2004, as compared to 2003, due to the outsourcing of a significant portion of our service business to Teleplan in, the third quarter of 2003. Total service revenue, and related costs, will likely continue to decrease in the future as a percentage of revenue due to the Teleplan arrangement. Sales allowances increased for both periods in 2004, as compared to 2003, due to increased marketing and advertising program costs in 2004.

The following table presents our revenue from different types of customers as a percentage of total net revenue for each period:

	Three Months Ended		Six Months Ended
	June 28, 2003	June 30, 2004	June 28, 2003	June 30, 2004

Distributor/Reseller	75.1%	71.9%	73.4%	74.1%
OEM	13.4	22.2	16.2	19.8
End-users and other	11.5	5.9	10.4	6.1
	100.0%	100.0%	100.0%	100.0%

During the second quarter of 2004, revenue from distributor/reseller customers decreased as a percentage of net revenue as compared to the second quarter of 2003, while revenue from OEM customers increased. Sales of VXA drive and library/automation products to our two largest OEM customers, IBM and Fujitsu-Siemens, increased during the quarter, while sales of Mammoth related products continued to decrease. Our ongoing effort to sell VXA products to OEMs is an important part of our business plan and return to profitability and such sales continued to increase throughout 2003 and into 2004. Revenue from distributor/reseller customers remained relatively constant as a percentage of net revenue in the first six months of 2004, as compared to the first six months of 2003, while revenue from OEM customers increased at a lower rate for the first six months of 2004, as noted above. OEM revenue in the first quarter of 2004 was impacted by a more significant decrease in sales of Mammoth drives and products to OEM customers. Revenue from end user customers (primarily, service, repair and spare parts) decreased as a percentage of total revenue for both periods in 2004 due to increases in revenue from distributors/resellers and OEM customers and our outsourcing agreement with Teleplan.

Geographically, revenue is attributed to the customer's location. The following table summarizes our revenue in different geographic locations as a percentage of total net revenue for the periods presented:

	Three Months Ended		Six Months Ended
	June 28, 2003	June 30, 2004	June 28, 2003	June 30, 2004

United States	67.6%	70.6%	68.6%	74.8%
Europe/Middle East	22.1	23.6	22.1	20.2
Asia Pacific	9.6	3.7	8.8	3.4
Other	0.7	2.1	0.5	1.6
	100.0%	100.0%	100.0%	100.0%

In the first quarter of 2004, substantially all media was sold and shipped to Imation domestically. Imation then distributed the media to its customers in countries throughout the world. In the second quarter of 2004, media sold to Imation was shipped to designated domestic distribution centers and a distribution center in Europe. No media has been shipped to the Imation distribution center in Asia Pacific as of June 30, 2004. Accordingly, the geographic representation of the associated revenue for the second quarter of 2004 is reflected in the appropriate region based upon the distribution center location.

The following table summarizes our revenue from significant customers, for the periods presented:

	Three Months Ended		Six Months Ended
	June 28, 2003	June 30, 2004	June 28, 2003	June 30, 2004

Imation	1.2%	38.0%	1.6%	38.7%
Tech Data	20.5%	13.5%	18.8%	12.6%
Ingram Micro	18.8%	12.2%	16.5%	11.4%
IBM	7.2%	11.2%	6.8%	10.7%
Fujitsu Siemens	6.9%	7.4%	5.0%	6.5%

No other customers accounted for 10% or more of net revenue in 2003 and 2004. We cannot guarantee that revenue from these or any other customers will continue to represent the same percentage of our revenue in future periods. Our customers also sell competing products and customers continually review new technologies that cause our revenue to vary from period to period.

Cost of Sales and Gross Margin

Our cost of goods sold includes the actual cost of all materials, labor and overhead incurred in the manufacturing and service processes, as well as certain other related costs, which include primarily provisions for warranty repairs, inventory reserves and freight costs. Our gross margin remained constant in the second quarter of 2004 and 2003 at 28.0%. Our gross margin percentage increased from 6.5% in the first six months of 2003 to 25.7% in the first six months of 2004. Cost of goods sold for the first six months of 2003 included additional inventory reserves of $6,849,000, which had a 15.0% impact on our gross margin. Gross margins for both periods in 2004 were positively impacted by overall lower drive product costs and increased sales of library/automation products which have higher gross margins. Margins for the first six months of 2004 also improved due to decreased service and warranty costs, primarily due to a decrease in the number of units under warranty, overall decreases in M2 drives returned for service and a decrease in the related warranty cost per unit. In addition, gross margin for the first six months of 2004 was negatively impacted by the effect of foreign currency fluctuations for product purchases denominated in Yen at a fixed conversion rate. Gross margins for both periods in 2004 were negatively impacted by lower average selling prices for media resulting from the Imation distribution agreement as compared to 2003.

Operating Expenses

Selling, general and administrative ("SG&A") expenses include salaries, sales commissions, advertising expenses and marketing programs. These expenses increased from $5,716,000 and 25.1% of total net revenue in the second quarter of 2003 to $6,064,000 and 22.8% of total net revenue for the second quarter of 2004. The increase in total SG&A expense is due primarily to increased marketing costs in 2004. The decrease as a percentage of revenue is due to overall cost control measures, which included limitations on expense increases and new hiring. SG&A expenses decreased from $18,124,000 and 40.0% of total revenue in the first six months of 2003 to $12,133,000 and 23.0% of the total revenue in the first six months of 2004. In 2003, SG&A expenses included $5,962,000 for bad debt expense related to the bankruptcy of a major customer. Decreased SG&A expenses in the first six months of 2004 were also a result of the cost control measures discussed above.

Research and development expenses remained relatively constant at $2,513,000 in the second quarter of 2004 versus $2,462,000 for the same period in 2003. Research and development expenses decreased from $5,588,000 and 12.3% of total revenue for the first six months of 2003 to $4,643,000 and 8.8% of total revenue in 2004. The decrease for the first six months of 2004 is the result of headcount reductions and lower costs for external engineering. In the second quarter of 2004, we incurred increased engineering costs for future new product introductions and costs related to the continued transition of production to China for certain products, which resulted in a constant level of expense. Management believes that the Company continues to have the necessary resources in place to meet all technology development related milestones.

Other Income (Expense), Net

Other income (expense), net consists primarily of interest expense, foreign currency fluctuation gains and losses and other miscellaneous items. For the second quarter of 2003, we incurred interest expense of $3,231,000, of which $2,571,000 was non-cash interest related to the issuance of common stock in exchange for investor guarantees on our bank line of credit and common stock purchase warrants issued to our bank and $660,000 represented cash interest expense. In 2004, cash interest expense totaled $426,000, with the decrease in cash interest expense being primarily due to lower average balances outstanding on our bank line of credit. Interest rates on our line of credit with our bank were comparable in both periods.

Foreign currency translation gains and losses fluctuated from a loss of $157,000 to a gain of $1,091,000 for the second quarter of 2003 and 2004, respectively. This fluctuation was primarily due to a significant strengthening of the Japanese Yen and the Euro against the U.S. dollar in the fourth quarter of 2003 and continuing into the first quarter of 2004, and a strengthening of the dollar in the second quarter of 2004. Fluctuations in interest expense and gain or loss on foreign currency translation in the first six months of 2003 and 2004 relate to the non-cash interest expense and fluctuations in exchange rates, as discussed above.

Taxes

The provision for income taxes for the second quarter and first six months of 2003 and 2004 represents foreign taxes only. Based on cumulative operating losses over the prior five years and uncertainty as to future profitability, we continue to reserve 100% of our deferred tax assets. We believe a 100% valuation allowance will be required until we attain a consistent and predictable level of profitability.

Loss Per Share

Basic and diluted loss per share was $0.09 for the second quarter of 2003 and $0.04 in the second quarter of 2004 and $0.56 and $0.08 for the first six months of 2003 and 2004, respectively. Included in the loss per share calculation for both periods of 2004 is a deemed dividend of $4,225,000 relating to the exchange of preferred stock, as discussed more fully in Note 5. Outstanding common shares increased during the last six months of 2003 due to common shares issued for loan guaranties, which impacted the loss per share calculation in 2004.

Liquidity and Capital Resources

Liquidity Issues

We have incurred losses for the past several years, realized losses in the second quarter and first six months of both 2003 and 2004, and at June 30, 2004, we had a stockholders' deficit. During these periods, we evaluated various strategic alternatives that would increase working capital and liquidity. These alternatives included one or more of the following:

  proceeds from debt or equity fundraising activities;
  strategic alliance, or business combination;
  restructuring of payment terms of notes payable to certain suppliers.
  sale of all or a portion of our operating assets; or
  continued restructuring of current operations;

On May 3, 2004, we completed the sale of newly authorized Series AA preferred shares and common stock purchase warrants for total net proceeds of approximately $23.8 million in cash. These proceeds were used to repay our line-of-credit with our bank and general working capital purposes. In addition, in November 2003, we entered into a Media and Distribution Agreement with, and sold preferred stock to, Imation and we received proceeds of $20 million in cash. These proceeds were also used primarily to repay our line-of-credit and meet other supplier requirements. During 2003, we also successfully negotiated and restructured the payment terms for certain amounts due to suppliers and settled our obligations due to various lessors for facilities. These negotiations and settlements resulted in the deferral of the payment of a portion of these amounts into 2005 and thereafter. Our primary sources of liquidity have been the Series AA offering proceeds, the Imation proceeds, availability under our line of credit with Silicon Valley Bank, notes payable to suppliers and others, and our ability to generate cash from operations. Based on current operating forecasts, we believe that cash from these sources, including the proceeds from the Series AA offering, will be adequate to meet our cash needs until we achieve positive cash flows from operations and profitable operating results.

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

Cash Flows - Six Months Ended June 30, 2004

As of June 30, 2004, we have $7,659,000 in cash and cash equivalents and working capital of $9,411,000. During the first six months of 2004, we had $7,603,000 in cash used by operating activities, $1,090,000 used by investing activities and $9,373,000 provided by financing activities.

The components of cash used by operations include our net loss of $3,766,000, decreased by depreciation and amortization expense, provision for uncollectible accounts receivable and sales returns and programs, and stock-based compensation and interest expense, and increased by gain on foreign currency translation, all of which totaled a net decrease in cash used by operations of $1,488,000. In addition, cash flows from operating activities in the first six months of 2004 were impacted by an increase in accounts receivable due to increased sales in the month of June 2004, and decreases in accounts payable and accrued liabilities due to the use of the Series AA proceeds to repay payables and settle various inventory purchase commitments during the quarter. Cash provided by financing activities is comprised primarily of net proceeds from the issuance of the Series AA preferred stock of $23,763,000 and net proceeds from the issuance of common stock of $187,000, partially offset by net payments on the bank line-of-credit and other notes payable of $14,577,000. Cash used by investing activities relates to the purchase of equipment and leasehold improvements, including the costs associated with the implementation of new accounting and management information software.

Our cash from operations can be affected by the risks involved in our operations, including revenue growth, the successful introduction and sales of new product offerings, control of product costs and operating expenses, and overall management of working capital items. Cash required for capital expenditures is expected to total approximately $1,500,000 in 2004 with $1,090,000 incurred in the first six months.

Cash Flows - Six Months Ended June 28, 2003

As of June 28, 2003, we had $1,348,000 in cash and cash equivalents and negative working capital of $24,266,000. During the first six months of 2003, $7,684,000 was provided by operating activities, $2,026,000 was used by investing activities and $4,974,000 was used by financing activities. Cash provided by operating activities was primarily related to the net reductions in inventory of $14,433,000 and accounts receivable of $5,819,000, net of our net loss of $24,632,000. Inventory decreased as a result of both reduced inventory quantities and increased inventory reserves on certain end of life and older products. The reduction in accounts receivable is a combination of an increase in the allowance for doubtful accounts of $5,962,000 as a result of the bankruptcy of a major customer, and improved cash collections during the period. Cash used by investing activities is due to capital expenditures, primarily incurred for tooling for VXA products, and cash used by financing activities represent net payments on our line of credit with our bank.

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

On October 10, 2003, we entered into the Fifth Modification Agreement which extended the Agreement through September 30, 2005, under similar terms and conditions. In May 2004, we entered into a revised agreement (the "Revised Agreement") which provides for borrowings of up to $20,000,000 based on 75% of eligible accounts receivable (as adjusted). Eligible accounts receivable excludes balances greater than 60 days past due, certain foreign receivables and other items defined in the Revised Agreement. No borrowings are available based on inventory balances. Interest is being charged at the prime rate plus 2.0% (6.25% at June 30, 2004), and the Revised Agreement includes financial covenants relating to operating results, limits on inventory levels with product distributors, the maintenance of minimum levels of net worth or deficit and prohibits the payment of cash dividends. The Revised Agreement also includes certain acceleration clauses that may cause any outstanding balance to become immediately due in the event of default. As of January 3, 2004, we were in violation of the covenant relating to operating results for the fourth quarter of 2003. We obtained a waiver of such covenant violation in March 2004. As of March 31, 2004, we were in violation of the covenant relating to the maintenance of specified levels of net worth or deficit and received a waiver of such violation in April 2004. We believe we will be in compliance with the financial covenants included in the Revised Agreement during the remainder of 2004. As of June 30, 2004, we had no borrowings outstanding under the line of credit and had approximately $10,300,000 of borrowing availability under the Revised Agreement.

In April 2003, SVB had notified the Company that it was in an "over advance" state with respect to its line of credit, and that in order for SVB to continue to allow the Company to borrow against the line, the Company was required to cause its CEO and a significant investor ("Guarantors") to agree to guarantee up to a maximum of $2,500,000 for advances in excess of the Company's credit limit (the "Guaranties"). The Company, through an independent committee of its Board, negotiated agreements with the Guarantors, whereby the Guarantors agreed to such a guarantee in exchange for a specific number of shares of the Company's common stock. In addition, the Company agreed to issue a warrant to SVB as compensation for allowing access to the extended line of credit while the Guaranties were being negotiated. In addition, SVB required that each of the Guarantors enter into a subordination agreement ("Subordination Agreement"), whereby each Guarantor agreed to subordinate to SVB: (1) all of our present and future indebtedness and obligations to the Guarantor; and (2) all of the Guarantor's present and future security interests in our assets and property. Additional guaranties for $250,000 of excess borrowings were obtained in July 2003 under similar terms. The Guaranties were terminated in November 2003. The excess borrowing availability was substantially utilized by the Company during the period of time that the Guaranties were in effect. Similar guaranties are not expected to be needed in the future.

Notes Payable - Suppliers

During 2003, we entered into agreements with four of our largest suppliers that converted certain accounts payable and accrued liability amounts outstanding at December 28, 2002, totaling $20,900,000, to unsecured notes payable, which are due through 2005 and bear interest at rates ranging from zero to 5%. In September 2003, we entered into restructuring and note payable agreements with a fifth supplier, Solectron Corporation ("Solectron"), for $8,991,000 which converted accounts payable and current inventory purchase commitments to a note payable. In May 2004, we amended the Agreements and made a $2,020,000 prepayment on the Solectron note and revised the payment schedule. As of June 30, 2004, all inventory purchase commitments had been satisfied. As of June 30, 2004, the total amount due under all notes payable - suppliers is $15,722,000, which is payable as follows: 2004 - $6,881,000; 2005 - $7,410,000; 2006 - $1,335,000; 2007 - $96,000.

Note Payable - Lessor

In September 2003, we entered into a note payable in the amount of $3,060,000 with the lessor of certain of our former office and manufacturing facilities, in settlement of all past and future amounts due under the lease for such facilities. The note is unsecured, is payable interest only through September 2008, at which time the entire principal amount is due, and bears interest at the prime rate for the first year (4.25% at June 30, 2004), 6.0% for years two through four and 10.0% for year five. Interest on the note was imputed at a rate of 9.0% over the term of the note and, accordingly, the note was recorded net of discount of $359,000. The 9.0% rate was considered to be a market interest rate based on our other borrowings. The discount will be recognized over the term of the note as additional interest expense using the effective interest method.

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

Other Non-Current Liabilities And Contractual Obligations

We are committed to make certain payments for non-current liabilities including notes payable. Our cash payments due under these contractual obligations as of June 30, 2004 are as follows:

(In thousands)	Less than 1 year	1 - 3 years	After 3 years	Total
Notes payable	$10,421	$5,163	$3,054	$18,638
Operating leases	946	2,592	43	3,581
Capital lease obligations	80	63	--	143
	$11,447	$7,818	$3,097	$22,362

We expect to fund these obligations through cash generated from operations and the proceeds from the sale of Series AA preferred shares in May 2004.

In addition, as of June 30, 2004, we have issued irrevocable letters-of-credit in favor of certain suppliers totaling $750,000, of which $250,000 expires August 31, 2004, $250,000 expires December 31, 2004, and $250,000 expires March 1, 2005.

Market Risk

In the ordinary course of our operations, we are exposed to certain market risks, primarily changes in foreign currency exchange rates and interest rates. Uncertainties that are either nonfinancial or nonquantifiable, such as political, economic, tax, other regulatory or credit risks are not included in this assessment of our market risks. We are primarily impacted by fluctuations in the dollar/yen exchange rate as a result of a note payable to a supplier and other liabilities denominated in Yen. Our borrowings under our line of credit agreement expose us to changes in interest rates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information concerning the Company's market risk is incorporated by reference from Item 2 above, 'Management's Discussion and Analysis of Financial Condition and Results of Operations,' under the caption, 'Market Risk.'

Item 4. Controls and Procedures

As of June 30, 2004, Exabyte had conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by Exabyte in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms as of June 30, 2004. There was no change in our internal control over financial reporting during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, Exabyte's internal control over financial reporting.

PART II.

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities and Use of Proceeds

On May 3, 2004, we completed the sale of 25,000 shares of newly authorized Series AA preferred stock and warrants to purchase 7,500,000 shares of common stock, for $1,000 per share, for total gross proceeds of $25,000,000. Each share of Series AA preferred is convertible into 1,000 shares of common stock at $1.00 per share and the warrants have a term of five years and an exercise price of $1.00 per share. The proceeds of this offering were used to repay our line of credit with our bank and will be used for general working capital purposes. We sold such Series AA preferred shares and warrants only to accredited investors and without any form of general solicitation. In addition, in connection with the issuance of the Series AA preferred, all shareholders of the Company's existing Series H and Series I preferred stock exchanged such shares, and accumulated dividends, for shares of Series AA preferred stock, on an as-converted common stock equivalent basis, and warrants. The exchange involved only existing shareholders, and no commission was paid for the solicitation of preferred shareholders to exchange shares. See Note 5 to the Unaudited Consolidated Financial Statements in this Report for additional information on these transactions. The sale of the Series AA preferred was done pursuant to an exemption from securities registration for non-public offerings. The exchange of Series H and I preferred shares for Series AA preferred shares was made pursuant to exemptions from securities registration for exchanges with existing security holders under Section 3(a)(9) of the Securities Act of 1933 and for non-public offerings. The Company has previously reported on these transactions in a Current Report on Form 8-K filed on May 4, 2004.

Item 4. Submission of matters to a vote of security holders

On June 11, 2004, we held an Annual Meeting of Stockholders. At the meeting, we asked stockholders to vote upon four proposals:

Proposal 1:     Elect 2 directors to hold office until the 2007 Annual Meeting.

Proposal 2:     Ratify the appointment of Ehrhardt Keefe Steiner & Hottman P.C. as our independent accountants for the year ending December 31, 2004.

Proposal 3:     Approve a new employee stock option plan.

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

A total of 93,649,108 shares of Common Stock and 10,570,741 shares of Series H preferred and Series I preferred, representing approximately 87.64% of the total votes of shares eligible to vote at the meeting, were represented at the meeting. The number of votes cast for, against or withheld, as well as abstentions and broker non-votes as to each proposal, are as follows:

	Votes For	Votes Against or Withheld	Abstentions and Broker Non-Votes
Proposal 1 - Election of Directors
A. Laurence Jones	103,767,549	392,300	N/A
G. Jackson Tankersley, Jr.	103,766,649	393,200	N/A

Proposal 2 - Ratification of appointment of Ehrhardt Keefe Steiner & Hottman P.C.	97,583,632	6,374,658	201,559

Proposal 3 - New employee stock option plan	72,945,845	9,450,225	178,784

Proposal 4 - Amendment of Exabyte's Restated Certificate of Incorporation to effect a reverse split	95,984,581	8,700,742	364,526

Each of these proposals was passed by the stockholders.

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibit Index
Exhibit Number	Description
2.1	Agreement and Plan of Merger among Exabyte Corporation, Bronco Acquisition, Inc., Ecrix Corporation, Certain Lenders, and Certain Investors, Dated as of August 22, 2001 (4)
3.1	Restated Certificate of Incorporation. (1)
3.2	Amendment to Restated Certificate of Incorporation. (2)
3.3	By-laws of the Company, as amended. (3)
3.4	Certificate of Designation of Preferences, Rights and Limitations of Series AA Convertible Preferred Stock (5)
4.1	Article 4 of the Restated Certificate of Incorporation (included in Exhibit 3.1)
4.2	Article 1 of the By-laws of Exabyte Corporation, as amended (included in Exhibit 3.3)
4.3	Specimen stock certificate of Exabyte (4)
31.1	Rule 13a-14(a) Certification for Chief Executive Officer
31.2	Rule 13a-14(a) Certification for Chief Financial Officer
32.1	Section 1350 Certification

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

EXABYTE CORPORATION
Registrant
Date
August 5, 2004	By	/s/ Carroll A. Wallace
Carroll A. Wallace Chief Financial Officer (Principal Financial and Accounting Officer)