Form 10-K/A
period 2004-01-03
EXABYTE CORP /DE/
filed 2004-08-19
CIK 855109

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

(Mark One)

[X]     Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended January 3, 2004 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________________ to ___________________________.

Commission File Number: 0-18033

                                                 EXABYTE CORPORATION
----------------------------------------------------------------------------------------------------------------------
                               (Exact name of registrant as specified in its charter)

                        Delaware                                                     84-0988566
---------------------------------------------------------      -------------------------------------------------------
    (State or other jurisdiction of incorporation or                    (I.R.S. Employer Identification No.)
                     organization)

          2108 55th Street, Boulder, Colorado                                          80301
---------------------------------------------------------      -------------------------------------------------------
        (Address of principal executive offices)                                     (Zip Code)

(Registrant's Telephone Number, including area code)           (303) 442-4333
                                                               -------------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:
                  (Title of each class)                              (Name of each exchange on which registered)
                           N/A                                                           N/A
---------------------------------------------------------       ------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:
                                            Common Stock, $.001 Par Value
----------------------------------------------------------------------------------------------------------------------
                                                  (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.     Yes     [X]          No     [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes     [  ]               No     [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which common equity was last sold as of June 27, 2003, the last business day of the registrant’s most recently completed second fiscal quarter was $3,135,668.80. (a).

The aggregate number of shares of common stock outstanding as of March 8, 2004 was 97,833,220.

_________________

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

This amendment to the Company’s Form 10-K for the fiscal year ended January 3, 2004, is being filed to submit a revised Exhibit 10.34.

Part IV

Item 15. Exhibits, Financial Satements Schedules, and Reports on Form 8-K

(a)     3. Exhibit Index

      Exhibit Number  Description
=================================================================================================================

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

      Exhibit Number  Description
=================================================================================================================
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
               10.35  Series I Preferred Stock Purchase Agreement, by and between Exabyte Corporation and Imation
                      Corp., dated November 7, 2003 (16)
              *10.36  Software License and Maintenance Agreement, by and between Exabyte Corporation and MSS
                      Technologies, Inc., dated November 26, 2003 (16)
                21.1  List of Subsidiaries. (16)
                23.1  Consent of PricewaterhouseCoopers LLP. (16)
                24.1  Power of Attorney.  Reference is made to the signature page. (16)
                31.1  Rule 13a-14(a) Certification of the Chief Executive Officer.
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

                (16)  Previously filed on March 31, 2004 with this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Boulder, State of Colorado, on August 18, 2004.

                                                EXABYTE CORPORATION

                                                By:            /s/ Carroll A. Wallace
                                                               ------------------------------------------------------
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

/s/  Tom W. Ward                             President and Chief Executive             August 18, 2004
--------------------------------------------                                           ------------------------------
Tom W. Ward                                  Officer (Principal Executive Officer)

/s/ *                                        Chairman of the Board, Chief              August 18, 2004
--------------------------------------------                                           ------------------------------
Juan A. Rodriguez                            Technologist

/s/  Carroll A. Wallace                      Chief Financial Officer,                  August 18, 2004
--------------------------------------------                                           ------------------------------
Carroll A. Wallace                           Treasurer (Principal Financial and
                                             Accounting Officer)

/s/ *                                        Director                                  August 18, 2004
--------------------------------------------                                           ------------------------------
Leonard W. Busse

/s/  *                                       Director                                  August 18, 2004
--------------------------------------------                                           ------------------------------
John Garrett

/s/ *                                        Director                                  August 18, 2004
--------------------------------------------                                           ------------------------------
A. Laurence Jones

/s/ *                                        Director                                  August 18, 2004
--------------------------------------------                                           ------------------------------
Thomas E. Pardun

/s/ *                                        Director                                  August 18, 2004
--------------------------------------------                                           ------------------------------
Stephanie L. Smeltzer

/s/ *.                                       Director                                  August 18, 2004
--------------------------------------------                                           ------------------------------
G. Jackson Tankersley, Jr.

*/s/ Tom W. Ward
A ttorney in fact