Form 10-Q
period 2004-09-30
EXABYTE CORP /DE/
filed 2004-11-12
CIK 855109

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR SECTION 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of November 2, 2004, there were 110,336,419 shares outstanding of the Registrant's Common Stock (par value $0.001 per share).

EXABYTE CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets--January 3, 2004 and September 30, 2004 (unaudited)	3-4
Consolidated Statements of Operations--Three and Nine Months Ended September 27, 2003 and September 30, 2004 (unaudited)	5-6
Consolidated Statements of Cash Flows-- Nine Months Ended September 27, 2003 and September 30, 2004 (unaudited)	7-8
Notes to Consolidated Financial Statements (unaudited)	9
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures About Market Risk	32
Item 4. Controls and Procedures	32
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	33
Item 6. Exhibits and Reports on Form 8-K	34
SIGNATURE	35

PART I

Item 1. Financial Statements

Exabyte Corporation and Subsidiaries
Consolidated Balance Sheets

(In thousands, except per share data)

	January 3, 2004	September 30, 2004 (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 6,979	$ 842
Accounts receivable, less allowances for uncollectible accounts and sales returns and programs of $1,804 and $2,190, respectively	14,764	13,681
Inventory, net	12,085	11,952
Other	1,777	2,160
Total current assets	35,605	28,635

Equipment and leasehold improvements, net	2,781	2,856
Goodwill	7,428	7,428
Other non-current assets	315	369
Total non-current assets	10,524	10,653
Total assets	$ 46,129	$ 39,288

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$ 8,843	$ 7,609
Accrued liabilities (Note 3)	9,436	4,682
Current portion of deferred revenue (Note 9)	3,495	3,462
Line of credit - Bank (Note 4)	6,498	--
Current portion of notes payable - suppliers (Note 4)	13,384	5,886
Current portion of other non-current liabilities	510	286
Total current liabilities	42,166	21,925
Notes payable, less current portion (Note 4)
Suppliers	11,014	7,125
Others	2,946	2,965
	13,960	10,090
Accrued warranty costs, less current portion	979	1,011
Deferred revenue, less current portion (Note 9)	16,980	15,509
Other liabilities, less current portion	460	237
Total non-current liabilities	32,379	26,847
Total liabilities	74,545	48,772

See accompanying notes to the consolidated financial statements.

Exabyte Corporation and Subsidiaries
Consolidated Balance Sheets (continued)

(In thousands, except per share data)

	January 3, 2004	September 30, 2004 (Unaudited)
Stockholders' equity (deficit) (Note 5):
Preferred stock; no series; $.001 par value; 18,350 shares authorized; no shares issued and outstanding	$ --	$ --
Preferred stock; series A; $.001 par value; 500 shares authorized; no shares issued and outstanding	--	--
Series G convertible preferred stock; $.001 par value; 1,500 shares authorized; no shares issued and outstanding	--	--
Series H convertible preferred stock; $.001 par value; 9,650 shares authorized; 7,296, shares issued and outstanding at January 3, 2004; exchanged for Series AA preferred shares in 2004	7	--
Series I convertible preferred stock; $.001 par value; 10,000 shares authorized; 9,321 shares issued and outstanding at January 3, 2004; exchanged for Series AA preferred shares in 2004	9	--
Series AA convertible preferred stock; $.001 par value; 55 shares authorized; 45 shares issued and outstanding; aggregate liquidation preference at September 30, 2004 of $44,909	--	--
Common stock, $.001 par value; 350,000 shares authorized; 93,017 and 108,652 shares outstanding, respectively	93	109
Additional paid-in capital	107,682	134,261
Treasury stock, 96 shares at cost	(578)	(578)
Accumulated deficit	(135,629)	(143,276)
Total stockholders' deficit	(28,416)	(9,484)

Commitments and contingencies (Note 7)

Total liabilities and stockholders' deficit	$ 46,129	$ 39,288

See accompanying notes to the consolidated financial statements.

Exabyte Corporation and Subsidiaries
Consolidated Statements of Operations

(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	September 27, 2003	September 30, 2004

Net revenue	$ 22,955	$ 23,566
Cost of goods sold	14,986	18,604

Gross profit	7,969	4,962

Operating expenses:
Selling, general and administrative	5,540	6,236
Research and development	1,979	2,240
Lease terminations and related costs (Note 8)	4,707	--
Total operating expenses	12,226	8,476

Loss from operations	(4,257)	(3,514)

Other income (expense):
Interest expense (Note 4):
Non-cash	(7,025)	--
Other	(908)	(284)
Total interest expense	(7,933)	(284)
Gain (loss) on foreign currency translation	(1,228)	72
Other, net	(26)	(150)

Loss before income taxes	(13,444)	(3,876)

Income tax expense	(18)	(5)

Net loss	$ (13,462)	$ (3,881)

Basic and diluted loss per share	$ (0.18)	$ (0.04)

Weighted average common shares used in calculation of basic and diluted loss per share	75,311	107,345

See accompanying notes to the consolidated financial statements.

Exabyte Corporation and Subsidiaries
Consolidated Statements of Operations

(Unaudited)
(In thousands, except per share data)

	Nine Months Ended
	September 27, 2003	September 30, 2004

Net revenue	$ 68,284	$ 76,325
Cost of goods sold	57,388	57,830

Gross profit	10,896	18,495

Operating expenses:
Selling, general and administrative	23,664	18,370
Research and development	7,567	6,883
Lease terminations and related costs (Note 8)	4,707	--
Total operating expenses	35,938	25,253

Loss from operations	(25,042)	(6,758)

Other income (expense):
Interest expense (Note 4):
Non-cash	(9,596)	(88)
Other	(2,036)	(1,151)
Total interest expense	(11,632)	(1,239)
Gain (loss) on foreign currency translation	(1,440)	560
Other, net	122	(176)

Loss before income taxes	(37,992)	(7,613)

Income tax expense	(103)	(34)

Net loss	$ (38,095)	$ (7,647)

Deemed dividend related to exchange of preferred stock (Note 5)	--	(4,225)

Net loss available to common shareholders	$ (38,095)	$ (11,872)

Basic and diluted loss per share	$ (0.70)	$ (0.12)

Weighted average common shares used in calculation of basic and diluted loss per share	54,368	103,184

See accompanying notes to the consolidated financial statements.

Exabyte Corporation and Subsidiaries
Consolidated Statements of Cash Flows

(Unaudited)
(In thousands)

	Nine Months Ended
	September 27, 2003	September 30, 2004
Cash flows from operating activities:
Net loss	$(38,095)	$(7,647)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	3,185	1,262
Provisions for uncollectible accounts receivable and sales returns and programs	6,823	500
Provision for excess and obsolete inventory	6,849	550
Stock-based compensation expense	181	842
Stock-based interest expense	9,596	88
Amortization of deferred revenue related to media distribution agreement	--	(1,388)
Lease termination expense	4,707	--
Loss (gain) on foreign currency translation of non-current liability	1,045	(638)
Write-off of equipment and leasehold improvements	--	142
Changes in assets and liabilities:
Accounts receivable, net	7,404	583
Inventory, net	7,787	(417)
Other current assets	382	(383)
Other non-current assets	357	(55)
Accounts payable	(339)	(1,234)
Accrued liabilities	(121)	(2,931)
Deferred revenue	(113)	(116)
Other non-current liabilities	(908)	(394)
Net cash provided (used) by operating activities	8,740	(11,236)
Cash flows and net cash used by investing activities:
Purchase of equipment and leasehold improvements	(2,261)	(1,479)

See accompanying notes to the consolidated financial statements.

Exabyte Corporation and Subsidiaries
Consolidated Statements of Cash Flows (continued)

(Unaudited)
(In thousands)

	Nine Months Ended
	September 27, 2003	September 30, 2004
Cash flows from financing activities:
Borrowings under line of credit - Bank	72,049	54,878
Payments under line of credit - Bank	(76,825)	(61,376)
Principal payments on notes payable and other non-current liabilities	(2,209)	(10,751)
Proceeds from issuance of common stock	12	192
Proceeds from issuance of preferred stock, net	--	23,635
Net cash provided (used) by financing activities	(6,973)	6,578
Net decrease in cash and cash equivalents	(494)	(6,137)
Cash and cash equivalents at beginning of period	664	6,979
Cash and cash equivalents at end of period	$ 170	$ 842

Supplemental disclosures of other cash and non-cash investing and financing activities:
Conversion of accounts payable to notes payable	$20,946	--
Conversion of accrued liabilities to notes payable	$ 4,049	--
Acquisition of equipment under capital lease obligations, net	--	--
Acquisition of inventory with note payable	$ 1,395	--
Common stock issued in satisfaction of liability related to overadvance loan guaranties	--	$ 1,631
Common stock issued in satisfaction of accrued bonuses	--	$ 330

See accompanying notes to the consolidated financial statements.

Exabyte Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 1-- BASIS OF PRESENTATION, SIGNIFICANT ACCOUNTING POLICIES AND
                SUBSEQUENT EVENT

Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements of Exabyte Corporation (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United State of America ("GAAP") have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited interim consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements, and reflect all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation in accordance with GAAP. The results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year. These unaudited interim consolidated financial statements and related notes thereto should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 2004.

Liquidity and Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses for several years, and had a stockholders' deficit of $9,484,000, as of September 30, 2004.

The Company had evaluated various strategic alternatives that would result in increased working capital and liquidity. These alternatives included one or more of the following:

  proceeds from additional debt or equity fund raising activities;
  strategic alliance or business combination;
  restructuring of payment terms of notes payable to suppliers;
  sale of all or a portion of operating assets; or
  continued restructuring of current operations;

As discussed in Note 5, on May 3, 2004, the Company sold preferred stock and warrants to purchase common stock for net proceeds of approximately $23,635,000. The proceeds from this transaction, the proceeds from the Media Distribution Agreement with Imation Corp. received in the fourth quarter of 2003, and borrowing availability under the Company's line of credit with a bank, are the Company's primary sources of funds for operations. At September 30, 2004, the Company had working capital of $6,710,000.

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

The distribution fee received by the Company in connection with the Media Distribution Agreement ("MDA") discussed in Note 9 was recorded as deferred revenue and is being amortized using the straight-line method over ten years, which represents the estimated period over which existing media products will be sold. In addition, under certain circumstances the distribution fee may be refundable on a pro-rata basis over a ten-year period from the date of the MDA.

Foreign Currency Transactions and Remeasurement

The U.S. dollar is the functional currency of the consolidated corporation including its subsidiaries. For the Company's foreign subsidiaries, monetary assets and liabilities are remeasured into U.S. dollars using the exchange rates in effect at the balance sheet date and non-monetary assets are remeasured at historical rates. Results of operations are remeasured using the average exchange rates during the period. The Company recorded net foreign exchange gains (losses) related to these remeasurements of $96,000 and $(68,000) in the third quarter of 2003 and 2004, respectively, and $63,000 and $52,000 in the first nine months of 2003 and 2004. From time to time, the Company enters into transactions that are denominated in foreign currencies. These transactions are remeasured at the prevailing spot rate upon payment and recorded in the operating account to which the payment relates. Accounts receivable and payable from subsidiaries denominated in foreign currencies are remeasured using period end rates and transaction gains and losses are recorded. The Company recorded net foreign exchange gains (losses) related to these transactions of $(1,321,000) and $140,000 in the third quarter of 2003 and 2004, respectively, and $(1,500,000) and $508,000 in the first nine months of 2003 and 2004. For the three months and nine months ended September 30, 2004, the Company recognized a gain of $246,000 and a gain of $638,000, respectively, related to the translation of a note payable to a supplier denominated in Yen. In addition, during the first quarter of 2004 the Company's cost of goods sold increased by $488,000 as a result of a supply agreement with a Japanese supplier, which required payment in Yen at a fixed conversion rate. Effective April 1, 2004, purchases under this agreement are made in US dollars.

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

The Company adopted FAS 142 on January 1, 2002. Under FAS 142, goodwill is assigned to one or more reporting units based upon certain criteria, is tested for impairment upon adoption of FAS 142 and annually thereafter, and is no longer amortized. Upon adoption of FAS 142, the Company concluded that it has one reporting unit, and in 2002 the Company completed the transitional and annual impairment tests using the following approach: (1) Calculate the fair value of the Company based on quoted market prices of the Company's stock, and compare such amount with the Company's carrying value (stockholders' equity or deficit), including goodwill; (2) If the fair value of the Company is less than its carrying amount, measure the amount of impairment loss, if any, by comparing the implied fair value of the goodwill with the carrying amount of such goodwill; (3) If the carrying amount of the goodwill exceeds its implied fair value, recognize that excess as an impairment loss. Using this method, the Company determined that the fair value of the reporting unit, including goodwill, exceeded carrying value as of January 3, 2004 and September 30, 2004 and, accordingly, goodwill is not considered to be impaired.

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

Options to purchase 25,910,000 and 41,847,000 shares of common stock were excluded from dilutive stock option calculations for the three and nine month periods ended September 27, 2003 and September 30, 2004, respectively, as these options were anti-dilutive as a result of the net loss incurred.

At September 30, 2004, the Company had one series of outstanding preferred stock which is convertible into the Company's common stock. At September 27, 2003, and through May 3, 2004, the Company had several series of outstanding preferred stock which were convertible into the Company's common stock. The assumed conversion of the preferred shares into common stock for the three and nine month periods ended September 27, 2003 and September 30, 2004, has been excluded from diluted share calculations, as the effect of the conversion features is anti-dilutive.

In addition, as a result of their anti-dilutive effect, accumulated preferred dividends consisting of 2,598,000 shares of common stock were excluded from diluted share calculations for the three and nine-month periods ended September 27, 2003. The Company had no accumulated dividends at September 30, 2004.

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

In accordance with the interim disclosure provisions of SFAS No. 148, "Accounting for Stock Based Compensation Transition and Disclosure-an Amendment of SFAS No. 123," the following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value based method of SFAS No. 123 to stock-based compensation.

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	September 27, 2003	September 30, 2004	September 27, 2003	September 30, 2004

Net loss, as reported	$ (13,462)	$ (3,881)	$ (38,095)	$ (7,647)

Add: Stock-based compensation expense included in reported net loss, net of related tax effects	--	146	181	842

Deduct: Total stock-based compensation expense determined under fair-value based method for all awards, net of related tax effects	(656)	(2,138)	(1,554)	(4,671)

Pro forma net loss	$ (14,118)	$ (5,873)	$ (39,468)	$ (11,476)
Deemed dividend related to exchange of preferred stock	--	--	--	(4,225)
Pro forma loss available to common stockholders	$ (14,118)	$ (5,873)	$ (39,468)	$ (15,701)

Basic and diluted net per share available to common stockholders:
As reported	$ (0.18)	$ (0.04)	$ (0.70)	$ (0.12)
Pro forma	$ (0.19)	$ (0.05)	$ (0.73)	$ (0.15)

In June 2004, The Company's shareholders approved and ratified the Exabyte Corporation 2004 Stock Option Plan ("Plan") which provides for the issuance of up to 25,000,000 options to purchase the Company's common stock. Options granted under the Plan are non-qualified and may be granted to employees, directors and consultants under the provisions of the Plan. On June 11, 2004, the Company granted 14,004,500 options to purchase common stock at an exercise price of $0.82 per share under the Plan. During the nine months ended September 30, 2004, the Company issued a total of 15,168,000 options to purchase common stock from all of its employee stock option plans at exercise prices ranging from $0.75 to $1.31.

Reclassifications

Certain reclassifications have been made to prior period balances to conform with the current period presentation.

Note 2--INVENTORY

Inventory, net of reserves for excess quantities and obsolescence, consists of the following:

(In thousands)	January 3, 2004	September 30, 2004

Raw materials and component parts	$6,450	$6,468
Finished goods	5,635	5,484
	$12,085	$11,952

Note 3--ACCRUED LIABILITIES

Accrued liabilities consist of the following:

(In thousands)	January 3, 2004	September 30, 2004

Wages and employee benefits	$2,228	$1,847
Inventory purchase commitments	1,392	--
Warranty and other related costs	1,045	769
Liability related to overadvance loan guaranties	1,631	--
Deferred rent concessions	1,747	865
Other	1,393	1,201
	$9,436	$4,682

Note 4--DEBT

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

On October 10, 2003, the Company entered into the Fifth Modification Agreement, which extended the Agreement through September 30, 2005, under similar terms and conditions. As of January 3, 2004, the Company was in violation of the covenant relating to operating results for the fourth quarter of 2003. The Company obtained a waiver of such covenant violation in March 2004. In May 2004, the Company entered into a revised agreement (the "Revised Agreement"), which provides for borrowings of up to $20,000,000 based on 75% of eligible accounts receivable (as adjusted). Eligible accounts receivable excludes balances greater than 60 days past due, certain foreign receivables and other items defined in the Revised Agreement. No borrowings are available based on inventory balances. Interest is being charged at the prime rate plus 2.0 (6.75%) at September 30, 2004, and the Revised Agreement includes financial covenants relating to operating results, limits on inventory levels with product distributors, the maintenance of minimum levels of net worth or deficit and prohibits the payment of cash dividends on common or preferred stock. The Revised Agreement also includes certain acceleration clauses that may cause any outstanding balance to become immediately due in the event of default. As of September 30, 2004, the Company was in violation of the covenant relating to quarterly operating results and received a waiver of such violation in November 2004. As of September 30, 2004, the Company had no borrowings outstanding under the line of credit and had $10,045,000 of borrowing availability under the Revised Agreement.

In April 2003, SVB had notified the Company that it was in an "over advance" state with respect to its line of credit, and that in order for SVB to continue to allow the Company to borrow against the line, the Company was required to cause its CEO and a significant investor ("Guarantors") to agree to guarantee up to a maximum of $2,500,000 for advances in excess of the Company's credit limit (the "Guaranties"). The Company, through an independent committee of its Board, negotiated agreements with the Guarantors, whereby the Guarantors agreed to such a guarantee in exchange for a specific number of shares of the Company's common stock, as discussed below. In addition, SVB required that each of the Guarantors enter into a subordination agreement ("Subordination Agreement"), whereby each Guarantor agreed to subordinate to SVB: (1) all of the Company's present and future indebtedness and obligations to the Guarantor; and (2) all of the Guarantor's present and future security interests in the Company's assets and property. Additional guaranties for $250,000 of excess borrowings were obtained in July 2003 under similar terms. As a result of entering into the Media Distribution Agreement discussed in Note 9, all of the Guaranties were terminated in November 2003.

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

Notes Payable - Suppliers

During 2003, the Company entered into agreements with four of its largest suppliers that converted certain accounts payable and accrued liability amounts outstanding at December 28, 2002, totaling $20,900,000, to unsecured notes payable. These amounts were due through 2005 and bore interest at rates ranging from zero to 5%. At September 30, 2004, the remaining balance of $10,295,000 is due to one supplier, Hitachi, Ltd. (Hitachi). In November 2004, the payment terms for this note were restructured to provide for repayment through March 31, 2007, with interest at 2.1% through March 31, 2006 and 3.1% thereafter. In September 2003, the Company entered into restructuring and note payable agreements with a fifth supplier, Solectron Corporation ("Solectron"), for $8,991,000 which converted accounts payable and current inventory purchase commitments to a note payable bearing interest at 9%. In May 2004, the Company made a $2,020,000 prepayment on the Solectron note and revised the payment schedule. As of September 30, 2004, all inventory purchase commitments had been satisfied, and the total amount due to Hitachi (as revised) and Solectron under the remaining notes payable - suppliers is $13,011,000, which is payable as follows: 2004 - $3,991,000; 2005 - $3,129,000; 2006 - $4,936,000; and 2007 - $955,000. The Company accounted for the modification of the liabilities under EITF 96-19, Debtors Accounting for a Modification or Exchange of Debt Instruments ("EITF 96-19"). In accordance with the provisions of EITF 96-19, the terms of the notes are not considered to be substantially different than the terms of the original liabilities.

Note Payable - Lessor

In September 2003, the Company entered into a note payable in the amount of $3,060,000 with the lessor of certain of its former office and manufacturing facilities, in settlement of all past and future amounts due under the lease for such facilities. The note is unsecured, and is payable interest only through September 2008, at which time the entire principal amount is due. The interest rate on the note at September 30, 2004 is 6.0% and this rate will continue until September 2007, at which time the rate increases to 10.0% for the final year of the note. Interest on the note was imputed at a rate of 9.0% over the term of the note and, accordingly, the note was recorded net of discount of $359,000. The 9.0% rate was considered to be a market interest rate at the inception of the note based on other borrowings of the Company. The discount is being recognized over the term of the note as additional interest expense using the effective interest method.

Note 5--PREFERRED STOCK

On May 3, 2004, the Company completed the sale of 25,000 shares of newly authorized Series AA Preferred Stock and warrants to purchase 7,500,000 shares of common stock for total gross proceeds of $25,000,000 (approximately $23,635,000 net of offering costs). The purchase price of the Series AA shares was $1,000 per share and each share is convertible into 1,000 shares of common stock at $1.00 per share. The warrants have an exercise price of $1.00 per share and a term of five years and were valued and accounted for using the Black-Scholes option pricing model with the following assumptions: no dividend yield, expected life - 3.09 years, volatility - 183%, and risk free interest rate - 3.26%. In addition, in connection with the issuance of the Series AA Preferred Stock, all shareholders of the Company's existing Series H and Series I Preferred Stock exchanged those shares and accumulated dividends, for shares of the Series AA Preferred Stock and common stock purchase warrants on an as-converted common stock equivalent basis. Series AA shares and common stock warrants issued for the exchange totaled 19,909 shares and 5,972,712 warrants. In connection with the exchange, the Company agreed to accrue common stock dividends on the Series I Preferred shares through December 31, 2004. Accordingly, the Series I shareholders received the equivalent of an additional 708,563 shares of common stock as consideration for the exchange, and the Company recognized a deemed dividend equal to the fair value of the additional consideration, including the value of the common stock warrants received by the Series H and Series I shareholders, of approximately $4,225,000.

Dividends on the Series AA Shares are payable in cash or common stock at an initial rate of 5%, with an increase to 8% after four years, 10% after five years and 12% thereafter. On September 1, 2004, the Company issued 1,347,736 common shares as a dividend on the Series AA preferred. The Company has the right to force conversion of the Series AA shares, which are non-voting, at such time as the Company's common stock has reached specified price parameters, subject to certain limitations. The Series AA shares have a liquidation preference equal to the issuance price, plus accumulated unpaid dividends and are subject to redemption based on the occurrence of certain conditional events, which are generally under the sole control of the Company. The Company was obligated to register the underlying common shares that would be issued upon conversion, as well as a specified number of common shares that would be issued as dividends on the Series AA shares and such registration was completed on August 27, 2004. The Company is also obligated to continue the registration in effect until such common shares can be sold without the use of the registration.

Note 6--SEGMENT, GEOGRAPHIC AND SALES INFORMATION

All operations of the Company are considered to be in one operating segment and, accordingly, no segment disclosures have been presented. The Company will continue to review the internal reporting structure for future changes that could result in disclosure of additional segments.

Substantially all of the Company's long-lived assets are located in the United States.

The following table details revenue from external customers by geographic area (foreign revenue is based on the country in which the customer is located):

	Three Months Ended		Nine Months Ended
(In thousands)	September 27, 2003	September 30, 2004	September 27, 2003	September 30, 2004
United States	$16,173	$16,099	$47,251	$55,531
Europe/Middle East	5,051	5,887	15,065	16,554
Asia Pacific	1,703	996	5,694	2,787
Other	28	584	274	1,453
	$22,955	$23,566	$68,284	$76,325

The following table presents revenue by product line:

	Three Months Ended		Nine Months Ended
(In thousands)	September 27, 2003	September 30, 2004	September 27, 2003	September 30, 2004
Drives	$ 7,049	$ 8,009	$ 20,400	$ 24,661
Automation	2,921	6,026	9,547	18,724
Media	10,922	8,874	32,170	29,710
Service, spares, and other	2,084	1,712	6,899	5,568
Sales allowances	(21)	(1,055)	(732)	(2,338)
	$22,955	$23,566	$68,284	$76,325

The following table summarizes revenue from significant customers:

	Net Revenue		% of Total Net Revenue
	Three Months Ended		Three Months Ended
(In thousands)	September 27, 2003	September 30, 2004	September 27, 2003	September 30, 2004
Imation	$ 660	$ 8,737	2.9%	37.1%
IBM	$2,197	$ 3,003	9.6%	12.7%
Fujitsu Siemens	$1,161	$ 2,610	5.1%	11.1%
Ingram Micro	$4,995	$ 2,518	21.8%	10.7%
Tech Data	$4,161	$ 2,405	18.1%	10.2%

	Net Revenue		% of Total Net Revenue
	Nine Months Ended		Nine Months Ended
(In thousands)	September 27, 2003	September 30, 2004	September 27, 2003	September 30, 2004
Imation	$ 1,406	$29,160	2.1%	38.2%
Tech Data	$12,549	$ 9,039	18.4%	11.8%
IBM	$ 5,713	$ 8,660	8.4%	11.3%
Ingram Micro	$12,130	$ 8,512	17.8%	11.2%
Fujitsu Siemens	$ 3,360	$ 6,021	4.9%	7.9%

No other customers accounted for 10% or more of net revenue in any of the above periods.

Note 7--COMMITMENTS AND CONTINGENCIES

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

Warranty Costs

The Company records a liability for the estimated cost of product warranty costs at the time revenue is recognized. The following table summarizes information related to the Company's accrued warranty liability as of and for the nine months ended September 30, 2004:

(In thousands)

Balance at January 3, 2004	$ 2,024
Accruals for product warranties	649
Adjustments to warranty liability	96
Amortization during the period	(989)
Balance at September 30, 2004	$ 1,780

Note 8--LEASE TERMINATIONS

During the third quarter of 2003, the Company was in default under three lease agreements for facilities due to delinquent rental payments. For the first property, which included the Company's headquarters, the lessor terminated the original lease and subsequent short-term lease on June 30, 2003, and the Company ceased use of the building on that date. Remaining lease payments under the original lease totaled approximately $1,600,000. The lessor under this lease had commenced litigation against the Company and claimed damages relating to the rental default and an alleged failure to maintain the leased premises. In October 2003, the Company reached a settlement with the lessor for the payment of the remaining lease payments over a one-year period commencing in November 2003. This obligation was paid in full on October 1, 2004.

As discussed in Note 4, the Company settled the default under a second lease for facilities through the issuance of a note payable, and the Company settled its obligation under a lease for its former San Diego, California sales office space, for approximately $170,000.

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

Note 9--MEDIA DISTRIBUTION AGREEMENT

On November 7, 2003, the Company entered into a Media Distribution Agreement ("MDA") with Imation whereby the Company granted Imation the exclusive worldwide marketing and distribution rights for the Company's proprietary removable data storage media. In exchange for such rights, Imation paid the Company a distribution fee of $18,500,000, all of which was received by December 31, 2003. The MDA provides for discounted sales prices to Imation and the Company agreed to grant Imation a second security interest in its intellectual property to secure the Company's obligations under the MDA and a seat as an observer on the Company's Board of Directors. The MDA has an indefinite term, but provides for termination by Imation upon 180 days' prior written notice to the Company, or upon a material default by either party. If Imation terminates the MDA because of a material default by Exabyte during the first ten years of the MDA, the Company must pay Imation a prorated portion of the distribution fee based on a ten-year period. If the MDA is terminated by Imation, the Company is not obligated to refund any portion of the distribution fee. In addition, on November 7, 2003, Imation purchased 1,500,000 shares of the Company's Series I Preferred Stock for $1,500,000, which were exchanged for Series AA Preferred shares in May 2004, as discussed in Note 5. As of September 30, 2004, the deferred revenue balance related to the distribution fee is approximately $16,958,000, including the current portion of $1,850,000.

Note 10--INCOME TAXES

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

Note 11--RECENT ACCOUNTING PRONOUNCEMENTS

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

In December 2003, the SEC issued Staff Accounting Bulletin No. 104, Revenue Recognition, ("SAB 104") which supercedes SAB 101, Revenue Recognition in Financial Statements. SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements and to rescind the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers ("FAQ") issued with SAB 101. Selected portions of the FAQ have been incorporated into SAB 104. The adoption of SAB 104 did not have a material impact on the Company s revenue recognition policies.

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

Overview

Exabyte Corporation and subsidiaries ("Exabyte" or the "Company") is a leading provider of information storage products, including tape drive products, tape automation products and recording media. Our strategic focus is data backup, restoration and archival applications for workstations, midrange computer systems and networks. Computer manufacturers and resellers require a variety of storage products, which vary in price, performance, capacity and form-factor characteristics to meet their needs for reliable data backup, restoration and archival storage increase. Our strategy is to offer a number of products to address a broad range of these requirements. Our tape drive products are based on VXA® and MammothTape™ technologies and our tape automation products are based upon VXA, MammothTape and LTO™ (Ultrium™ technologies).

We market our products worldwide to resellers and original equipment manufacturers ("OEMs") through offices located in the United States, Europe and Asia Pacific. Our proprietary media products are marketed and distributed by our exclusive worldwide distributor, Imation Corp. ("Imation"). Repair services are provided to OEMs and our resellers' customers by our outsourcing partner, Teleplan Service Logistics, Inc. ("Teleplan").

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

One of our most significant challenges in 2004 and thereafter is to continue to reduce our product costs to improve our gross margins. In that regard, we are working with existing hardware and media suppliers to obtain reduced product costs, as well as exploring opportunities to re-locate existing third-party manufacturing to new suppliers and/or geographic locations that will result in decreased costs. In the first quarter of 2004, we began manufacturing certain automation products and components through a lower cost supplier located in China. We were successful in reducing certain of our product costs in the first nine months of 2004, and obtaining additional cost reductions is an integral factor in our becoming profitable in the future. However, there can be no assurance that we will indeed achieve such cost reductions in the future.

Expense control was a key business initiative for us in 2003, and continues to be so in 2004. As we continue to focus on increasing revenue and improving our gross margins, constant or decreasing operating costs is an important factor in improving our operating results. In October 2004, we announced a reduction in force covering approximately 25 employees. The incremental costs related to this reduction in force will be recorded in the fourth quarter of 2004. While we believe our remaining compliment of personnel and our overall cost structure are appropriate to support our current and an expanded level of operations, an increase in operating costs in the future, particularly as a percentage of revenue, would negatively impact our operating results.

Our key performance metrics are revenue, gross margin, and operating income or loss, including related operating expenses. Increasing sales to OEM customers and expansion of our revenue from channel distribution customers, achieving reduced product costs from existing and new suppliers, and disciplined operating expense control measures are critical components of our overall business strategy. In addition, providing timely and responsive product warranty and repair services to our customers is also a standard by which we measure our performance, and is a key component in creating future customer loyalty for our products.

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

Media Distribution Agreement

In November 2003, we entered into a Media Distribution Agreement with Imation, whereby we granted Imation exclusive worldwide marketing and distribution rights for our proprietary removable data storage media. In exchange for such rights, Imation paid us a one-time distribution fee of $18,500,000 and also purchased 1,500,000 shares of Series I Preferred stock for $1,500,000. These shares were exchanged for Series AA preferred stock in May 2004 as noted above. See Note 9 to the Unaudited Consolidated Financial Statements in this Report for additional information on this transaction.

Fluctuations in Foreign Currency Exchange Rates

The supply agreement with one of our Japan-based suppliers, as well as a note payable to that supplier, has provided for payments in Yen at a fixed conversion rate. During the last four months of 2003 and the first quarter of 2004, the dollar weakened against the Yen, resulting in a loss on foreign currency translation relating to the note payable of $1,634,000 in 2003 and $293,000 for the three months ended March 31, 2004, and increased product costs totaling $1,381,000 during 2003 and $488,000 for the three months ended March 31, 2004. Total loss on foreign currency translation for the three months ended March 31, 2004 was $603,000. Subsequent to March 31, 2004, the dollar strengthened against the yen and we recognized a gain related to the translation of the note payable of $685,000 and $246,000 for the three months ended June 30, 2004 and September 30, 2004, respectively. Total gain on foreign currency translation for the three and nine months ended September 30, 2004, was $72,000 and $560,000, respectively. Effective April 1, 2004, all product purchases from the supplier are paid in U.S. dollars at a fixed price. Payments on the note payable continue to be in Yen at the fixed conversion rate. As a result, the Company may be exposed to the impact of additional fluctuations in foreign currency exchange rates in the future and the impact could be significant.

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

Revenue Recognition and Uncollectible Accounts Receivable

Our revenue recognition policy is significant because the amount and timing of revenue is a key component of our results of operations. We follow the guidance in Staff Accounting Bulletin No. 104 ("SAB 104"), which requires that a series of criteria are met in order to recognize revenue related to product shipment or delivery or the performance of repair services. If these criteria are not met, the associated revenue is deferred until the criteria are met. Generally, these criteria require that there be an arrangement to sell the product we have shipped, or delivered the product in accordance with that arrangement, the sales price is determinable, and collectibility is reasonably assured. Any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from period to period. In addition, revenue from sales to certain resellers is subject to agreements allowing certain limited rights of return, marketing related rebates and price protection on unsold merchandise held by those resellers. Accordingly, allowances for estimated future returns, marketing rebates and price protection are provided in the period of sale based on contractual terms and historical data. These reserves are subject to estimates by management in accordance with SAB 104 and, should actual results differ from these estimates, the impact on our operations could be significant.

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

Inventory valuation and reserves

Our inventory is a significant component of our total assets. In addition, the carrying value of inventory directly impacts our gross margins and operating results. Our inventory is recorded at the lower of cost or market, cost being determined under the first-in, first-out method. In addition, we must determine if reserves are required for current or future excess or obsolete inventory for existing products, including products that will be discontinued in the near term, or future sales which may result in a loss. This determination requires significant judgment by management relating to future revenue by product and the estimated life cycles of certain products in a rapidly changing technology marketplace. Our ability to make accurate estimates regarding inventory usage and valuation is integral to minimizing inventory related charges in the future. Charges for excess and obsolete inventory were significant in 2003 due to revisions in sales forecasts, the estimated discontinuance of certain products and physical inventory adjustments. Although such charges have not been as significant in 2004, and we do not expect such charges to be as significant in the future, the extent of future charges could be impacted by unknown events or circumstances and their effect on our estimates.

Recent Accounting Pronouncements

The Financial Accounting Standards Board has recently issued certain accounting pronouncements that may impact our business. For a complete discussion of these accounting pronouncements, see Note 11 to the Unaudited Consolidated Financial Statements included herein.

Results of Operations

The following table sets forth our operating results in dollars and as a percentage of revenue for each period presented.

(In thousands except per share data)	Three months ended				Nine months ended
	September 27,		September 30,		September 27,		September 30,
	2003		2004		2003		2004
	$	%	$	%	$	%	$	%

Net revenue	$22,955	100.0	$23,566	100.0	$ 68,284	100.0	$76,325	100.0
Cost of goods sold	14,986	65.3	18,604	78.9	57,388	84.0	57,830	75.8
Gross profit	7,969	34.7	4,962	21.1	10,896	16.0	18,495	24.2

Operating expenses:
Selling, general and administrative	5,540	24.1	6,236	26.5	23,664	34.7	18,370	24.1
Research and development	1,979	8.6	2,240	9.5	7,567	11.1	6,883	9.0
Lease termination and related costs	4,707	20.5	--	--	4,707	6.9	--	--
Loss from operations	(4,257)	(18.5)	(3,514)	(14.9)	(25,042)	(36.7)	(6,758)	(8.9)

Other income (expense):
Interest expense	(7,933)	(34.6)	(284)	(1.2)	(11,632)	(17.0)	(1,239)	(1.6)
Gain (loss) on foreign currency translation	(1,228)	(5.3)	72.3		(1,440)	(2.1)	560	0.7
Other, net	(26)	(0.1)	(150)	(.6)	122	0.2	(176)	(.2)
Loss before income taxes	(13,444)	(58.5)	(3,876)	(16.4)	(37,992)	(55.6)	(7,613)	(10.0)

Income tax expense	(18)	(0.1)	(5)	(.1)	(103)	(0.2)	(34)	--

Net loss	$(13,462)	(58.6)	$ (3,881)	(16.5)	$(38,095)	(55.8)	$(7,647)	(10.0)

Deemed dividend related to exchange of preferred stock	--	--	--	--	--	--	(4,225)	(5.5)

Net loss available to common stockholders	$(13,462)	(58.6)	$(3,881)	(16.5)	$(38,095)	(55.8)	$(11,872)	(15.5)

Basic and diluted loss per share	$ (0.18)		$ (0.04)		$ (0.70)		$ (0.12)

Weighted average common shares used in calculation of basic and diluted loss per share	75,311		107,345		54,368		103,184

Net Revenue

The following tables present our revenue by type of product in absolute dollars and as a percentage of revenue for each period presented.

(In thousands)	Three Months Ended		Nine Months Ended
	September 27, 2003	September 30, 2004	September 27, 2003	September 30, 2004

Drives	$ 7,049	$ 8,009	$ 20,400	$ 24,661
Automation	2,921	6,026	9,547	18,724
Media	10,922	8,874	32,170	29,710
Service, spares and other	2,084	1,712	6,899	5,568
Sales allowances	(21)	(1,055)	(732)	(2,338)
	$22,955	$23,566	$68,284	$76,325

	Three Months Ended		Nine Months Ended
	September 27, 2003	September 30, 2004	September 27, 2003	September 30, 2004

Drives	30.7%	34.0%	29.9%	32.3%
Automation	12.7	25.6	14.0	24.5
Media	47.6	37.6	47.1	38.9
Service, spares and other	9.1	7.3	10.1	7.3
Sales allowances	(0.1)	(4.5)	(1.1)	(3.0)
	100.0%	100.0%	100.0%	100.0%

Our net revenue increased 2.7% from $22,955,000 in the third quarter of 2003 to $23,566,000 for the third quarter of 2004. Net revenue increased 11.8% from $68,284,000 for the nine months ended September 27, 2003 to $76,325,000 for the nine months ended September 30, 2004. In addition to a general downturn in business spending, during the third quarter and the first nine months of 2003 we experienced delays in inventory shipments from suppliers due to limited liquidity, particularly for automation products. In addition, sales of Legacy products and, in particular media for our Mammoth drive products, continued to decline at an increasing rate in the third quarter and the second half of 2003, prior to significant sales of VXA related products, including automation, which increased in the fourth quarter of 2003 and in 2004. In particular, the introduction of a new VXA-based automation product in the first quarter of 2004 and increased revenue from VXA media products contributed to the revenue growth in the third quarter and the first nine months of 2004. As a percentage of total net revenue, revenue from drives increased in the third quarter and first nine months of 2004, as compared to the same periods in 2003, as revenue from increased unit shipments of VXA drives continued to replace declining sales of Mammoth drives at an increasing rate. Net revenue from automation products increased from 12.7% of total revenue in the third quarter of 2003 to 25.6% in 2004, primarily due to the aforementioned reduced shipments for Legacy and LTO products in 2003 due to liquidity issues, and the introduction of the new automation product in 2004, which contributed approximately $2,768,000 in net revenue for the third quarter of 2004. Net revenue from automation products for the first nine months of 2004 represented 24.5% of total revenue, as compared to 14.0% for the first nine months of 2003. This increase was also due to reduced product shipments in 2003 and the impact of the new automation product in 2004, which contributed $9,235,000 in revenue for the first nine months of 2004. Media revenue decreased as a percentage of total revenue in 2004 as compared to 2003, primarily due to lower average sales prices resulting from the Imation agreement, increased hardware sales, and decreased revenue from Mammoth related media, partially offset by an increasing installed base of VXA drives and the related sales of media products. Total revenue from service, spares and other decreased as a percentage of total net revenue for both periods in 2004, as compared to 2003, due to the outsourcing of a significant portion of our service business to Teleplan in the third quarter of 2003 which decreased our revenue from out-of-warranty repair activities. Sales allowances increased for both periods in 2004, as compared to 2003, due to increased marketing and rebate program costs in 2004.

The following table presents our revenue from different types of customers as a percentage of total net revenue for each period:

	Three Months Ended		Nine Months Ended
	September 27, 2003	September 30, 2004	September 27, 2003	September 30, 2004

Distributor/Reseller	68.6%	69.1%	60.3%	72.6%
OEM	21.6	26.6	21.4	21.9
End-users and other	9.8	4.3	18.3	5.5
	100.0%	100.0%	100.0%	100.0%

During the third quarter and for the first nine months of 2004, revenue from both distributor/reseller and OEM customers increased as a percentage of net revenue as compared to the same periods of 2003. Revenue from sales to Imation, the exclusive distributor of our media products, is included in the distributor/reseller category. Sales of VXA drive and automation products to our two largest OEM customers, IBM and Fujitsu-Siemens, increased 67.2% during the third quarter of 2004 as compared to the same quarter in 2003, while sales of legacy related products to OEM customers continued to decrease. Sales of VXA related products increased approximately 50% in the first nine months of 2004 versus the same period in 2003. Our ongoing effort to sell VXA products to OEMs is an important part of our business plan and return to profitability and such sales continued to increase in the third quarter of 2004, as compared to the prior quarter, and throughout the first nine months of 2004. OEM revenue in the third quarter of 2004 was negatively impacted by a more significant decrease in sales of Mammoth drives and products to OEM customers. We had a decrease in revenue from domestic and international channel distribution customers for hardware and media products in the third quarter of 2004, as compared to the second quarter of 2004, which negatively impacted revenue from these customers in the first nine months of 2004. We intend to focus our efforts on generating increased awareness and demand for the VXA products in the worldwide distribution channel. Revenue from end user customers (primarily, service, repair and spare parts) decreased as a percentage of total revenue for both periods in 2004 due to increases in revenue from other customers and our outsourcing agreement with Teleplan.

Geographically, revenue is attributed to the customer's location. The following table summarizes our revenue in different geographic locations as a percentage of total net revenue for the periods presented:

	Three Months Ended		Nine Months Ended
	September 27, 2003	September 30, 2004	September 27, 2003	September 30, 2004

United States	70.5%	68.3%	69.2%	72.8%
Europe/Middle East	22.0	25.0	22.1	21.7
Asia Pacific	7.4	4.2	8.3	3.6
Other	0.1	2.5	0.4	1.9
	100.0%	100.0%	100.0%	100.0%

In the first quarter of 2004, substantially all media was sold and shipped to Imation domestically. Imation then distributed the media to its customers in countries throughout the world. In the second and third quarters of 2004, media sold to Imation was shipped to designated domestic distribution centers and a distribution center in Europe. No media has been shipped to the Imation distribution center in Asia Pacific as of September 30, 2004. Accordingly, the geographic representation of the associated revenue is reflected in the appropriate region based upon the distribution center location. Revenue from customers in Europe/Middle East increased in the third quarter of 2004 due to increased OEM sales of drive and automation products.

The following table summarizes our revenue from significant customers, for the periods presented:

	Three Months Ended		Nine Months Ended
	September 27, 2003	September 30, 2004	September, 2003	September 30, 2004

Imation	2.9%	37.1%	2.1%	38.2%
Tech Data	18.1%	10.2%	18.4%	11.8%
IBM	9.6%	12.7%	8.4%	11.3%
Ingram Micro	21.8%	10.7%	17.8%	11.2%
Fujitsu Siemens	5.1%	11.1%	4.9%	7.9%

No other customers accounted for 10% or more of net revenue in 2003 and 2004. We cannot guarantee that revenue from these or any other customers will continue to represent the same percentage of our revenue in future periods. Our customers also sell competing products and customers continually review new technologies that cause our revenue to vary from period to period.

Cost of Sales and Gross Margin

Our cost of goods sold includes the actual cost of all materials, labor and overhead incurred in the manufacturing and service processes, as well as certain other related costs, which include primarily provisions for warranty repairs, inventory reserves and freight costs. Our gross margin decreased from 34.7% in the third quarter of 2003 to 21.1% in 2004. Our gross margin percentage increased from 16.0% in the first nine months of 2003 to 24.2% in the first nine months of 2004. Cost of goods sold for the first nine months of 2003 included additional inventory reserves of $6,849,000, which had a 10.0% impact on our gross margin. For the third quarter and the first nine months of 2003, gross margins were positively impacted by headcount reductions, decreased warranty reserves, an overall decrease in standard warranty cost per unit and lower freight costs. Gross margins for both periods in 2004 were positively impacted by overall lower drive product costs, increased sales of automation products which have higher gross margins, and decreased service and warranty costs, primarily due to a decrease in the number of Legacy units under warranty. Gross margins for both periods in 2004 were negatively impacted by lower average selling prices for media, as compared to 2003, resulting from the Imation distribution agreement, higher revenue from OEM customers at lower gross margins, and additional inventory reserves totaling $550,000 in the third quarter of 2004.

Operating Expenses

Selling, general and administrative ("SG&A") expenses include salaries, sales commissions, advertising expenses and marketing programs. These expenses increased from $5,540,000 and 24.1% of total net revenue in the third quarter of 2003 to $6,236,000 and 26.5% of total net revenue for the third quarter of 2004. The increase in total SG&A expense is due primarily to increased sales, marketing and advertising costs in 2004. Cost control measures in both periods included limitations on expense increases and new hiring. SG&A expenses decreased from $23,664,000 and 34.7% of total revenue in the first nine months of 2003 to $18,370,000 and 24.1% of the total revenue in the first nine months of 2004. In 2003, SG&A expenses included $5,962,000 for bad debt expense related to the bankruptcy of a major customer. Excluding the impact of the aforementioned bad debt, increased SG&A expenses in the first nine months of 2004 were also a result of increased sales, marketing and advertising costs and programs designed to increase the market awareness of our VXA technology and related products.

Research and development expenses increased to $2,240,000 and 9.5% of total net revenue in the third quarter of 2004 versus $1,979,000 and 8.6% of total net revenue for the same period in 2003. Research and development expenses decreased from $7,567,000 and 11.1% of total net revenue for the first nine months of 2003 to $6,883,000 and 9.0% of total net revenue in 2004. The decrease for the first nine months of 2004 is primarily the result of headcount reductions in 2003 which impacted 2004 costs. In the third quarter of 2004, we incurred increased engineering costs for future new product introductions. Management believes that the Company continues to have the necessary resources in place to meet all technology development related milestones.

During the third quarter of 2003, we were in default under three lease agreements for facilities due to delinquent rental payments. For the first property, which included our headquarters, the lessor terminated the original lease and subsequent short-term lease on June 30, 2003, and we ceased use of the building on that date. Remaining lease payments under the original lease totaled approximately $1,600,000. The lessor under this lease had commenced litigation against the Company and claimed damages relating to the rental default and an alleged failure to maintain the leased premises. In October 2003, we reached a settlement with the lessor for the payment of the remaining lease payments over a one-year period commencing in November 2003. This obligation was paid in full on October 1, 2004.

In addition, in October 2003, we settled the default under a second lease for facilities through the issuance of a note payable in the amount of $3,060,000, and also settled our obligation under a lease for our former San Diego, California sales office space, for approximately $170,000.

As a result of the lease terminations and settlements and the Company ceasing to use the leased facilities as of September 27, 2003, we recorded lease termination expense and related costs totaling $4,707,000 in the third quarter of 2003. Included in this amount is $4,498,000 of past and future rental payments (net of discount) and $972,000 of accelerated amortization of leasehold improvements, less $763,000 of related deferred rent concessions.

Other Income (Expense), Net

Other income (expense), net consists primarily of interest expense, foreign currency fluctuation gains and losses and other miscellaneous items. For the third quarter of 2003, we incurred interest expense of $7,933,000, of which $7,025,000 was non-cash interest related to the issuance of common stock in exchange for investor guarantees on our bank line of credit and common stock purchase warrants issued to our bank and $908,000 represented cash interest expense. In 2004, cash interest expense totaled $284,000, with the decrease in cash interest expense being primarily due to lower average balances outstanding on our bank line of credit. The interest rate on our line of credit with our bank increased .75% in 2004 due to increases in the prime rate.

Foreign currency translation gains and losses fluctuated from a loss of $1,228,000 to a gain of $72,000 for the third quarter of 2003 and 2004, respectively. This fluctuation was primarily due to a significant strengthening of the Japanese Yen and the Euro against the U.S. dollar in the third quarter of 2003. In 2004, the dollar strengthened against the yen in the second quarter and remained relatively constant in the third quarter. Fluctuations in interest expense and gain or loss on foreign currency translation in the first nine months of 2003 and 2004 relate to the non-cash interest expense and fluctuations in exchange rates, as discussed above. Other expense in the third quarter and first nine months of 2004 include a write-off of tooling costs relating to proposed future products which are not currently expected to be developed totaling $142,000.

Taxes

The provision for income taxes for the third quarter and first nine months of 2003 and 2004 represents foreign taxes only. Based on cumulative operating losses over the prior five years and uncertainty as to future profitability, we continue to reserve 100% of our deferred tax assets. We believe a 100% valuation allowance will be required until we attain a consistent and predictable level of profitability.

Loss Per Share

Basic and diluted loss per share was $0.18 for the third quarter of 2003 and $0.04 in the third quarter of 2004 and $0.70 and $0.12 for the first nine months of 2003 and 2004, respectively. Included in the loss per share calculation for the nine months ended September 30, 2004 is a deemed dividend of $4,225,000 relating to the exchange of preferred stock, as discussed more fully in Note 5. Outstanding common shares increased during the last nine months of 2003 due to common shares issued for loan guaranties, which impacted the weighted average common shares used in the loss per share calculation in 2004.

Liquidity and Capital Resources

Liquidity Issues

We have incurred losses for the past several years, realized losses in the third quarter and first nine months of both 2003 and 2004, and at September 30, 2004, we had a stockholders' deficit. During these periods, we evaluated various strategic alternatives that would increase working capital and liquidity. These alternatives included one or more of the following:

  proceeds from debt or equity fundraising activities;
  strategic alliance, or business combination;
  restructuring of payment terms of notes payable to certain suppliers;
  sale of all or a portion of our operating assets; or
  continued restructuring of current operations

On May 3, 2004, we completed the sale of newly authorized Series AA preferred shares and common stock purchase warrants for total net proceeds of approximately $23,635,000 in cash. These proceeds were used to repay our line-of-credit with our bank and general working capital purposes, including funding operating losses. In addition, in November 2003, we entered into a Media Distribution Agreement (MDA) with, and sold preferred stock to, Imation and we received proceeds of $20,000,000 in cash. These proceeds were also used primarily to repay our line-of-credit, meet other supplier requirements and fund operating losses. Our primary sources of liquidity in 2004 have been the Series AA offering proceeds, the Imation proceeds, availability under our line of credit with Silicon Valley Bank, and our ability to generate cash from operations. Based on current operating forecasts, we believe that cash from these sources will be adequate to meet our cash needs until we achieve positive cash flows from operations and profitable operating results, which we believe will occur in 2005.

An inability to increase revenue to the level anticipated in our forecasts, a loss of a major customer for VXA or other products, an interruption in delivery of manufactured products from suppliers, increases in product costs, significant unbudgeted expenditures, or other adverse operating conditions could impact our ability to achieve our forecasted operating results, which may result in a need for additional funding from external sources. There is no assurance that additional funding will be available or available on terms acceptable to the Company.

Cash Flows - Nine Months Ended September 30, 2004

As of September 30, 2004, we have $842,000 in cash and cash equivalents and working capital of $6,710,000. During the first nine months of 2004, we had $11,236,000 in cash used by operating activities, $1,479,000 used by investing activities and $6,578,000 provided by financing activities.

The components of cash used by operations include our net loss of $7,647,000, decreased by depreciation and amortization expense, provisions for uncollectible accounts receivable and sales returns and programs, and stock-based compensation and interest expense, and increased by gain on foreign currency translation and amortization of deferred revenue, all of which totaled cash used by operations of $1,447,000. In addition, cash flows from operating activities in the first nine months of 2004 were impacted by a decrease in accounts receivable due to improved collections, and decreases in accounts payable and accrued liabilities due to the use of the Imation MDA and Series AA proceeds to repay payables and settle various inventory purchase commitments during the period. Cash provided by financing activities is comprised primarily of net proceeds from the issuance of the Series AA preferred stock of $23,635,000, partially offset by net payments on the bank line-of-credit of $6,498,000 and payments on other notes payable of $10,751,000. Cash used by investing activities relates to the purchase of equipment and leasehold improvements, including the costs associated with the implementation of new accounting and management information software.

Our cash from operations can be affected by the risks involved in our operations, including revenue growth, the successful introduction and sales of new product offerings, control of product costs and operating expenses, and overall management of working capital items. Cash required for capital expenditures is expected to total approximately $1,525,000 in 2004 with $1,479,000 incurred in the first nine months.

Cash Flows - Nine Months Ended September 27, 2003

As of September 27, 2003, we had $170,000 in cash and cash equivalents and negative working capital of $16,431,000. During the first nine months of 2003, $8,740,000 was provided by operating activities, $2,261,000 was used by investing activities and $6,973,000 was used by financing activities. Cash provided by operating activities was primarily related to the net reductions in inventory of $7,787,000 and accounts receivable of $7,404,000, net of our net loss of $38,095,000. Inventory decreased as a result of both reduced inventory quantities and increased inventory reserves on certain end of life and older products. The reduction in accounts receivable is a combination of an increase in the allowance for doubtful accounts of $5,962,000 as a result of the bankruptcy of a major customer, and improved cash collections during the period. Cash used by investing activities is due to capital expenditures, primarily incurred for tooling for VXA products, and cash used by financing activities represent net payments on our line of credit with our bank.

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

On October 10, 2003, we entered into the Fifth Modification Agreement which extended the Agreement through September 30, 2005, under similar terms and conditions. In May 2004, we entered into a revised agreement (the "Revised Agreement") which provides for borrowings of up to $20,000,000 based on 75% of eligible accounts receivable (as adjusted). Eligible accounts receivable excludes balances greater than 60 days past due, certain foreign receivables and other items defined in the Revised Agreement. No borrowings are available based on inventory balances. Interest is being charged at the prime rate plus 2.0% (6.75% at September 30, 2004), and the Revised Agreement includes financial covenants relating to operating results, limits on inventory levels with product distributors, the maintenance of minimum levels of net worth or deficit and prohibits the payment of cash dividends on common or preferred stock. The Revised Agreement also includes certain acceleration clauses that may cause any outstanding balance to become immediately due in the event of default. As of January 3, 2004, we were in violation of the covenant relating to operating results for the fourth quarter of 2003. We obtained a waiver of such covenant violation in March 2004. As of September 30, 2004, we were in violation of the covenant relating to operating results for the third quarter of 2004 and received a waiver of such violation in November 2004. As of September 30, 2004, we had no borrowings outstanding under the line of credit and had approximately $10,045,000 of borrowing availability under the Revised Agreement.

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

Notes Payable - Suppliers

During 2003, we entered into agreements with four of our largest suppliers that converted certain accounts payable and accrued liability amounts outstanding at December 28, 2002, totaling $20,900,000, to unsecured notes payable. These amounts were due through 2005 and bore interest at rates ranging from zero to 5%. At September 30, 2004, the remaining balance of $10,295,000 is due to one supplier, Hitachi. In November 2004, the payment terms for this note were restructured to provide for repayment through March 31, 2007, with interest at 2.1% through March 31, 2006, and 3.1% thereafter. In September 2003, the Company entered into restructuring and note payable agreements with a fifth supplier, Solectron Corporation ("Solectron"), for $8,991,000 which converted accounts payable and current inventory purchase commitments to a note payable bearing interest at 9%. In May 2004, the Company made a $2,020,000 prepayment on the Solectron note and revised the payment schedule. As of September 30, 2004, all inventory purchase commitments had been satisfied, and the total amount due to Hitachi (as revised) and Solectron under the remaining notes payable - suppliers is $13,011,000, which is payable as follows: 2004 - $3,991,000; 2005 - $3,129,000; 2006 - $4,936,000; and 2007 - $955,000.

Note Payable - Lessor

In September 2003, we entered into a note payable in the amount of $3,060,000 with the lessor of certain of our former office and manufacturing facilities, in settlement of all past and future amounts due under the lease for such facilities. The note is unsecured, is payable interest only through September 2008, at which time the entire principal amount is due. The interest rate on the note at September 30, 2004 is 6.0%. This rate will continue until September 2007, at which time the rate increases to 10.0% for the final year of the note. Interest on the note was imputed at a rate of 9.0% over the term of the note and, accordingly, the note was recorded net of discount of $359,000. The 9.0% rate was considered to be a market interest rate at the inception of the note based on our other borrowings. The discount will be recognized over the term of the note as additional interest expense using the effective interest method.

Media Distribution Agreement

On November 7, 2003, we entered into a Media Distribution Agreement ("MDA") with Imation whereby we granted Imation the exclusive worldwide marketing and distribution rights for the Company's proprietary removable data storage media. In exchange for such rights, Imation paid us a one-time distribution fee of $18,500,000. Under the MDA, we agreed to grant Imation a second security interest in our intellectual property to secure the Company's obligations under the MDA and a seat as an observer on our Board of Directors. The MDA has an indefinite term, but provides for termination by Imation upon 180 days' prior written notice to the Company, or upon a material default by either party. If Imation terminates the MDA because of a material default by Exabyte, we must pay Imation a prorated portion of the distribution fee (based on 10 years from November 7, 2003). If the MDA is terminated by Imation, we are not obligated to refund any portion of the distribution fee. The MDA provides for discounted sales prices to Imation which, in turn, reduces our gross margin on media sales.

Other Non-Current Liabilities And Contractual Obligations

We are committed to make certain payments for non-current liabilities including notes payable. Our cash payments due under these contractual obligations as of September 30, 2004 are as follows:

(In thousands)	Less than 1 year	1 - 3 years	After 3 years	Total
Notes payable	$5,858	$7,030	$3,060	$15,948
Operating leases	1,238	2,562	43	3,843
Capital lease obligations	81	42	--	123
	$7,177	$9,634	$3,103	$19,914

We expect to fund these obligations through cash generated from operations and the proceeds from the sale of Series AA preferred shares in May 2004.

In addition, as of September 30, 2004, we have issued irrevocable letters-of-credit in favor of certain suppliers totaling $750,000, of which $250,000 expires December 31, 2004, and $500,000 expires March 31, 2005.

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

Item 4. Controls and Procedures

As of September 30, 2004, Exabyte had conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by Exabyte in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms as of September 30, 2004. There was no change in our internal control over financial reporting during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, Exabyte's internal control over financial reporting.

PART II.

Item 1. Legal Proceedings

On October 5, 2004, the Company filed a complaint against Certance LLC ("Certance") in the United States District Court for the District of Colorado asserting that Certance infringed upon certain of the Company's patents. Certance must file an answer by November 22, 2004. The Company attempted to negotiate this matter with Certance prior to filing the complaint but Certance did not respond to our requests. It is not possible to predict the outcome of this action. However, the Company believes that the outcome will not have a material adverse effect on the Company's results of operations.

Item 6. Exhibits

(a)     Exhibit Index
Exhibit Number	Description
2.1	Agreement and Plan of Merger among Exabyte Corporation, Bronco Acquisition, Inc., Ecrix Corporation, Certain Lenders, and Certain Investors, Dated as of August 22, 2001 (4)
3.1	Restated Certificate of Incorporation. (1)
3.2	Amendment to Restated Certificate of Incorporation. (2)
3.3	By-laws of the Company, as amended. (3)
3.4	Certificate of Designation of Preferences, Rights and Limitations of Series AA Convertible Preferred Stock (5)
4.1	Article 4 of the Restated Certificate of Incorporation (included in Exhibit 3.1)
4.2	Article 1 of the By-laws of Exabyte Corporation, as amended (included in Exhibit 3.3)
4.3	Specimen stock certificate of Exabyte (4)
10.1	Revised and Restated Memorandum of Understanding dated November 5, 2004, by and between the Company, Nihon Exabyte Corporation, and Hitachi, Ltd.
31.1	Rule 13a-14(a) Certification for Chief Executive Officer
31.2	Rule 13a-14(a) Certification for Chief Financial Officer
32.1	Section 1350 Certification

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

EXABYTE CORPORATION
Registrant
Date
November 12, 2004	By	/s/ Carroll A. Wallace
Carroll A. Wallace Chief Financial Officer (Principal Financial and Accounting Officer)