Form 10-K
period 2004-12-31
EXABYTE CORP /DE/
filed 2005-03-21
CIK 855109

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to.__________

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

Common Stock, $.001 Par Value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.              Yes??????☒ No????????☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes☐No☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which common equity was last sold as of June 30, 2004, the last business day of the registrant's most recently completed second fiscal quarter was $46,047,042 1.

The aggregate number of shares of common stock outstanding as of March 8, 2005 was 112,675,895.

DOCUMENTS INCORPORATED BY REFERENCE:

Not Applicable

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

_________________________

1Excludes 56,454,788 shares of common stock held by directors, executive officers and stockholders whose ownership exceeds ten percent of the common stock outstanding at June 30, 2004. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of registrant, or that such person is controlled by or under common control with the registrant.

PART I

ITEM 1.

INFORMATION REGARDING OUR BUSINESS

OUR BUSINESS

Exabyte was incorporated in June 1985 under the laws of Delaware. We provide innovative tape storage solutions to customers whose top buying criteria is value: maximum performance, density, quality, and ease-of-use at an affordable price. We offer tape storage, media and automation solutions for workstations, midrange servers and enterprise storage networks. We have a worldwide network of Original Equipment Manufacturers ("OEMs"), distributors and resellers that share our commitment to value and customer service, including partners such as IBM, Fujitsu Siemens Computers, Bull, Toshiba, Apple Computer, NEC, Tech Data, Imation, Ingram Micro and Arrow Electronics.

Over the past 40 years, the decline of tape storage has been predicted countless times as new technologies have emerged for data backup applications. But each time, innovators in the tape storage industry have responded by developing and introducing technological advances that:

•	Increase the capacity and performance of tape storage products, and
•	Reduce the price of storage on tape compared to other media.

As a result of these innovations, tape has been extraordinarily resilient in surviving these challenges and remains an option for data backup for information technology managers.

We are managed by a team of executives with extensive experience leading innovation in the data storage industry and driving growth in technology companies. Details regarding our management team are provided herein.

OUR PRODUCTS

VXA PACKET TECHNOLOGY

Our current technologies position us as an industry innovator. Leading the way is our Packet Technology, enabling VXA Packet drives, autoloaders, and tapes to read and write data in small, digital packets similar to the Internet, providing reliable restore integrity, higher transfer speeds and scalable tape capacities. VXA-2 Packet drives and autoloaders deliver transfer speeds up to 43GB (compressed2) per hour, allowing network administrators to backup 160GB (compressed3) of data (equal to one VXA-2 tape) in less than four hours. With PerfectWrite and 4-level Reed-Solomon Error Correction (explained in more detail below), VXA products have highly reliable restore capabilities.

With the exception of VXA Packet Drives, all production tape back-up systems in the world today (including DDS, DLT and AIT) utilize track-based tape technology that was invented decades ago and has not changed significantly since. Track based tape systems read and write data in long, skinny, sequential tracks. Track-based tape systems rely on an extremely tight head-to-tape alignment to write and to read the data back off the tape. The allowable tolerance for head-to-tape alignment is microscopic—making them expensive to produce and more highly prone to errors

A "tracking" tape drive reads data from a tape by tracing the outline of each individual skinny track in sequential order. If the track becomes distorted or if the angle of the track differs from the angle of the path of the Read head by even a microscopic amount, a Read Data Error occurs, and the data is lost. This can happen due to temperature changes, high humidity, tape stretch and wear, drive tension variations, and accumulated debris.

_________________________

2assumes 2:1 compression

3

Track-based tape drives operate best at a constant tape speed and data transfer rate, while host systems rarely send or receive data at a fixed rate. Whenever data flow is interrupted, the drive must stop the tape, back it up, accelerate it to the appropriate speed, then resume the data transfer. This is known as back-hitching and can add significant wear to both the tape drive and the tape.

The cost of the intricate mechanisms required to maintain head-to-tape alignment is high and due to ever increasing data volumes, designers must devise ways to write narrower and narrower tracks—which become ever more difficult and costly to build.

As a result, tracking tape systems are more vulnerable to restore errors and are more expensive.

VXA Packet Technology provides a digital solution to common problems associated with track-based tape technology. It is the only tape backup system that writes and reads in digital data packets—making data safer and offering a better total cost of ownership.

VXA Packet Technology breaks data into small data packets, each packet being assigned an individual address and an Error Correction Code (ECC). The packets are then written on the tape in strings of data. VXA Packet Drives are the only tape drives that employ a "perfect write". When writing data, a VXA drive head records a pair of alternate azimuth packets during each rotation of the drum. A second head (the trailing head) reads the data packets that were just recorded to the tape. If the VXA drive detects inaccurate data in a packet, then the affected packet will actually be re-written on-the-fly (a feature that track-based tape drives do not have). While track-based tape drives write some "allowable amount of errors" during their write cycle, VXA drives allow none.

When reading data, the VXA drive does not need to sequentially trace tiny track geometries. Instead, it uses all four heads to completely scan the surface of the tape. This technique allows the VXA drive to read data packets with multiple scans (over-scanning), ensuring that each packet is easily read no matter where it is on the tape. The geometry of packet sections and variation in section pitch are insignificant because every packet will be read, regardless of where it lies on the tape surface. This technique is especially valuable when the tape has been damaged or when reading a tape in one VXA drive that was written by another VXA drive, guaranteeing interchange. Even if a tape is badly damaged, VXA Packet Drives can usually still restore the data because packets can be collected and assembled from any location and in any order.

VXA Packet Drive's variable speed function enables it to adjust the tape speed to match the in-coming data transfer rate of the host. This feature means the VXA Packet Drive is the first tape drive to eliminate back-hitching and the delays and media wear associated with it. Eliminating back-hitching also reduces wear on the drive mechanism and the tapes which leads to greater data restore and reliability.

The VXA Packet Drive can vary the tape speed to the rate at which the host receives or sends data. When the host's data transfer stops completely, the VXA Packet Drive slows to Ready Mode before commencing to read or write mode again. By using Ready Mode instead of back-hitching, a VXA Packet Drive optimizes backup and restore job times significantly. The VXA drive's Ready Mode has a reset time of 25 milliseconds and can be as much as 80 times faster than other tape device's back-hitch operation, which can take up to two seconds to complete.

The VXA Packet Drive also improves media reliability by gently slowing down to enter Ready Mode. By contrast, conventional tape drives must stop the forward motion, accelerate backwards and stop again, and then accelerate forward yet again. This back-hitch cycle introduces high tension backward and forward transient forces that accelerate media wear and can distort the tape. Over time and through use, this continual wear on the media can cause serious degradation of data reliability.

LTO (ULTRIUM) TECHNOLOGY

LTO™(Ultrium™), the latest technology, offered by Hewlett-Packard, IBM and Certance, is a high-performance tape technology offering versatility, reliability and performance. Our patented, award-winning ExaBotics (discussed below) make our automation products featuring LTO technology superior in engineering, quality and reliability. We were among the first manufacturers to offer automation featuring first and second generation LTO tape drives and the first to offer Fibre Channel in mid-range drives and libraries. We plan to integrate third generation LTO tape drives into our automation products in 2005. Our automation products featuring LTO technology offer the simplicity of plug-and-play capabilities and powerful remote management.

MAMMOTHTAPE TECHNOLOGY

We also sell M2 tape drives based on MammothTape technology platforms, which are integrated systems encompassing both a helical-scan tape drive and advanced metal evaporated ("AME") media. All aspects of the technology work together to optimize recording performance and to ensure the integrity of vital data. We have made the decision to end of life the last remaining drive and automation products from the MammothTape technology platform in 2005.

AUTOMATION AND EXABOTICS

As indicated above, we also offer and support automated tape drive libraries. These automation products incorporate one or more tape drives and multiple media cartridges to provide much higher data capacities than using a single drive and, with more than one drive, higher data transfer rates.

We currently offer automated library products incorporating VXA, LTO(Ultrium) and MammothTape tape drives, although we are planning to end-of-life our M2 product in 2005, which will include any associated library offerings. Our libraries are designed to be scalable, allowing us to develop different sized libraries based on the same model, with room inside each box for expansion. This capability enables our designs to accommodate increases in customers' data storage needs and allows our end users to protect their automation investment.

We engineer our automation products to satisfy the reliability, service-ability and management requirements of storage networking. They combine the reliability of our ExaBotics with features such as optional Ethernet ports, hot-pluggable tape drive carriers designed to be serviced during library operation, optional bar code scanners and removable magazines.

ExaBotics is our patented robotics, based on our 20-year history of introducing new products to the industry. Exabyte engineers specify conservative electronics and ultra-reliable mechanical components that undergo intensive testing to ensure data security, accessibility and retrievability. Automation systems are designed to share electronics and processor architecture with drives, adding to reliability and economies of scale. Similarly, Exabyte's self-calibrating, self-correcting firmware mirrors the simple, clean mechanical engineering. Automation products share a common firmware between drive generations and technologies, assuring the ability to use multiple interfaces with the same basic firmware set. With this approach, products perform well early in the design cycle and change little during qualification, resulting in mature products at launch.

HARDWARE SALES DATA

Sales of our tape drives, including end-of-life products, represented the following percentages of total revenue, less sales allowances ("net revenue"):

Year	% of Revenue
2002	28%
2003	30%
2004	32%

Sales of automation products, including end-of-life products, represented the following percentages of net revenue:

Year	% of Revenue
2002	24%
2003	14%
2004	24%

OUR TAPE DRIVE AND AUTOMATION PRODUCTS

The following table presents all of Exabyte's current products and their respective specifications:

ANTICIPATED FUTURE TAPE DRIVE PRODUCTS

Below is a list of products that we are currently developing. We cannot assure that any of the products we have announced or are developing will be successfully developed, made commercially available on a timely basis or achieve market acceptance.

VXA-3: We expect to introduce the VXA-3 tape drive in the third quarter of 2005. We are currently anticipating that the tape drive will have a 160 GB native (320 GB compressed) capacity and a 12 MB per second native (24 MB per second compressed) transfer rate. (Compressed data assumes a 2:1 compression ratio.)

VXA-4: We expect to introduce the VXA-4 tape drive in 2007. Current specifications for this drive anticipate a 320 GB native (640 GB compressed) capacity and a 24 MB per second native (48 MB per second compressed) transfer rate. (Compressed data assumes a 2:1 compression ratio.)

MEDIA PRODUCTS AND SALES DATA

As shown in the above table, we sell various types of media cartridges, as well as cleaning cartridges and data cartridge holders, for our tape drive and automation products. The high-quality media, produced by multiple third parties, is available in different lengths and formats to handle various data storage requirements. As discussed in more detail below, we market all our media products exclusively through Imation Corp.

Sales of media and media related products represented the following percentages of net revenue:

Year	% of Revenue
2002	44%
2003	47%
2004	40%

Media sales represent a significant portion of our total net revenue. Media revenue in 2004 reflects lower unit sales prices as a result of our Media Distribution Agreement with Imation that was consummated in November 2003. We depend on a continuous supply of media to use with our VXA and MammothTape products. We cannot sell our products or grow our product lines without a sufficient supply of media. We transact business with our media suppliers through supply agreements or purchase orders which may be cancelled by the suppliers on short notice.

VXA Media

We currently offer for sale two types of media cartridges for use with our VXA Packet Technology products. V Tape was the first version of VXA tape cartridges released for use with VXA-1 and VXA-2 Packet Drives and autoloaders. X Tape is the newest version of media cartridges designed for use with only VXA-2 drives and future generations of VXA drives and autoloaders. V Tapes and X Tapes share similar cartridge shells, come in a variety of tape lengths, utilize AME (Advanced Metal Evaporative) media and offer the same read/write speeds and capacities. However, X Tapes are specifically designed for better performance, with a lower cost achieved through increased manufacturing volumes.

AME Media with SmartClean

AME media with SmartClean technology is only available for use with M2 tape drives and includes a section of cleaning tape at the beginning of each data cartridge. We specifically designed this cleaning tape to remove chemical films that can build up on recording heads. These films are caused by organic compounds and cannot be removed by other cleaning methods. The M2 drive keeps statistics on its own operation and activates the SmartClean technology when the drive needs cleaning. With normal use, extra cleaning cartridges are needed less frequently. Although we have decided to discontinue most MammothTape-related hardware products in 2005, we will continue to supply AME media to the existing installed customer base of MammothTape-related products for the next several years.

OUTSOURCING PHILOSOPHY

As discussed in greater detail below, we currently outsource our:

•	manufacturing of hardware and media products;
•	repair and onsite service, including warranty services;
•	world-wide technical support operations which includes response to customer inquiries; and
•	distribution of our media products to our customers and end-users.

We believe that outsourcing these functions helps us operate in a more efficient and cost-effective manner. Outsourcing enables us to focus on our core mission: to design innovative products that meet our customers' evolving needs.

SERVICE AND SUPPORT

We offer a full range of warranty and post-warranty repair services for our tape drive, library and media products. We deliver these services pursuant to an agreement with Teleplan Service Logistics, Inc., ("Teleplan") which is the exclusive provider of our repair services. Teleplan performs all in-warranty and out-of-warranty depot repairs of our storage products. Pursuant to this agreement, we receive royalties relating to all out-of-warranty repair services.

According to Teleplan, it is a leader in reverse supply chain management solutions, with facilities worldwide. These locations offer commodity logistics, testing and repair capabilities that match the service requirements of leading OEMs and systems integrators.

Our agreement with Teleplan terminates in June of 2006, unless otherwise extended by the parties. Either party may terminate the agreement earlier upon a material default by the other party.

Revenue from services, spares and support programs represented the following percentages of net revenue:

Year	% of Revenue
2002	7%
2003	10%
2004	7%

OUR CUSTOMERS

We market our products worldwide through distributors, resellers and OEMs. We sell our new hardware products initially to distributors and resellers who are quicker to evaluate, integrate, and adopt new technology. OEM sales generally increase (relative to reseller sales) if the new product successfully completes the necessary qualification process. In 2003 and 2004, our revenue from OEM customers has increased as our newer products have achieved increased acceptance by the OEMs. We believe that a successful business model includes a majority of our revenue coming from OEM purchases and accordingly, an integral component of our business strategy is increasing market share with existing and new OEM customers.

IMATION

We distribute our media products pursuant to an agreement with Imation Corp. ("Imation"), which is our exclusive worldwide distributor of our media products. We sell our media products exclusively to Imation, and Imation manages our media brand and provides sales, marketing and distribution services to our distribution, reseller and OEM customers. Our agreement with Imation has an indefinite term, but provides for termination by Imation upon 180 days prior written notice to us, or upon a material default by either party. If Imation terminates the agreement due to our material default, we must pay back a prorated portion of the distribution fee we received from Imation. All reported media revenue in 2004 refers to sales solely to Imation

Imation is a developer, manufacturer and supplier of magnetic and optical removable data storage media. Imation believes it has one of the broadest product lines in the industry-spanning from a few megabytes to hundreds of gigabytes of capacity in each piece of media. It serves customers in more than 60 countries, in both business and consumer markets, and has more than 300 data storage patents in the U.S. alone.

OEM CUSTOMERS

OEM customers incorporate our hardware products as part of their own systems, which they then sell to their customers under their own brand name. We work closely with our OEM customers during early product development stages to help ensure our products will readily integrate into the OEM's systems.

Product sales to OEMs represented the following percentages of net revenue:

Year	% of Revenue
2002	19%
2003	20%
2004	24%

We believe our success depends on OEMs adopting our products, particularly the VXA-2 packet tape technology, as well as OEMs with whom we have an existing relationship increasing their purchases of current products.

DISTRIBUTOR AND RESELLER CUSTOMERS

Our distributor and reseller customers, including Imation, purchase hardware and media products for resale. Reseller customers may provide various services to their customers, such as:

•	distribution;
•	financial terms and conditions;
•	pre-sales, sales and/or post-sales system upgrades; or
•	other value-added products and/or services.

Sales to distributors and resellers, including Imation, represented the following percentages of net revenue:

Year	% of Revenue
2002	76%
2003	64%
2004	70%

SALES TO THE GOVERNMENT

We do not sell our products directly to federal, state or local governments. We support our reseller customers that sell directly to the government through various government-directed programs and other sales and marketing services. We believe that the government business currently represents approximately 11% of our non-OEM total net revenue.

INTERNATIONAL CUSTOMERS

We market our products overseas directly to international OEMs and resellers. We also serve OEMs and end users through our international resellers. International resellers, which have rights to sell our products in a country or group of countries, serve each of our international markets. Direct international sales will continue to represent a significant portion of our revenue for the foreseeable future and expanding our revenue in non-US geographic markets is a key component of our overall business strategy. In addition, certain of our domestic customers may ship a significant portion of our products to their overseas customers.

As noted under "Our Business Risks," the European Community recently enacted new regulatory requirements related to the Reduction of Hazardous Substances ("RoHS"). Our current plans are to re-engineer our VXA-2 drives, VXA Packetloaders and our recently introduced LTO Magnum 1x7 automation product to meet the RoHS requirements. In addition, all new products developed in the future will be RoHS compliant. Although meeting these requirements will require both additional financial and engineering resources, we believe RoHS will create additional opportunities for us, as certain of our competitors may not develop RoHS compliant versions of their existing products.

Direct international sales accounted for the following percentages of net revenue:

Year	% of Revenue
2002	27%
2003	31%
2004	29%

PRINCIPAL CUSTOMERS

A partial list of our customers includes IBM, Imation, Fujitsu Siemens Computers, Bull, Toshiba, Apple Computer, NEC, Tech Data, Ingram Micro and Arrow Electronics. We have customers who are also competitors, such as IBM with their LTO(Ultrium) tape drive. We have several customers whose sales account for 10% or more of our net revenue. The chart below sets forth the percentages of revenue for significant customers over the past three years:

	2002	2003	2004
Imation	2%	9%	40%
IBM	8%	7%	13%
Tech Data	16%	16%	11%
Fujitsu Siemens	3%	6%	9%
Ingram Micro	18%	16%	9%
Digital Storage	16%	2%	0%

MANUFACTURING

We are currently outsourcing all of our manufacturing processes, including the manufacturing of our tape drives, library products and media.

TAPE DRIVES AND AUTOMATION

We have entered into agreements with various suppliers for the manufacture of our tape drive and automation products. Hitachi Ubiquitous Company ("Hitachi") supplies us with our VXA and Mammoth tape drives. Beginning in January 2004, ExcelStor ESGW International Limited ("ExcelStor") manufactures our VXA-2 Packetloader 1x10 1U and LTO Magnum 1x7 automation products. We anticipate that ExcelStor will also manufacture new future automation products as well. Shinei International, a Solectron Company ("Shinei"), manufactures our other legacy automation products and will likely continue to do so until these products are discontinued in the future. We continually evaluate the performance of our suppliers and opportunities for cost improvements resulting from alternative suppliers and the relocation of manufacturing to lower cost geographic locations.

These agreements are generally for terms ranging from one to four years, may provide for automatic renewals unless terminated by either party and may be terminated upon notice periods ranging from 60 to 180 days.

MEDIA

Currently, we obtain our media pursuant to supply agreements and/or purchase orders from three suppliers:

•	Matsushita Electric Industrial Co. Ltd. ("MEI");
•	TDK Corporation ("TDK"); and
•	Sony Corporation ("Sony").

SUPPLIERS

Many of our products are obtained from sole-source suppliers. We have executed master purchase agreements with some of our sole-source suppliers as indicated elsewhere in this Form 10-K and conduct business with the rest of our suppliers on a purchase order basis. We rely heavily on our suppliers to produce the components for our products, or the products themselves. The following chart presents the current products and parts manufactured for us by our sole-source suppliers.

Hitachi	Tape drives and components
ExcelStor	Automation products and components
Shinei	Legacy automation products and components
Solectron	Board assemblies for certain products
CI Design	Enclosures for VXA drives
MEI	Media
Sony	Media
TDK	Media

OUR ENGINEERING, RESEARCH AND DEVELOPMENT

The market for data storage devices is highly competitive. We believe that this competition is based largely on the improvements in technology, which increase speed and reliability of storage products and at the same time reduce the cost of those products. With this in mind, we have concentrated our research and development on enhancing existing products and developing new products that will improve the performance and cost of current tape drives we offer. Our engineering, research and development expenses were approximately $23.7 million, $9.8 million, and $9.2 million in 2002, 2003 and 2004, respectively. The decreases in 2003 and 2004 are the result of significant headcount reductions, lower costs for external engineering, net of an increase in costs incurred in developing new VXA and related automation products and LTO automation products. We believe that we will continue to have the necessary resources in place to meet all technology and new product development-related milestones in 2005.

INFORMATION REGARDING OUR PATENTS AND PROPRIETARY INFORMATION

We rely on a combination of patents, copyright and trade secret protections, non-disclosure agreements, and licensing arrangements to establish and protect our proprietary rights. As of March 8, 2005, we held a total of 102 patents, of which 6 were issued in 2004, and 8 pending applications in the United States. All of these patents relate to technologies and other aspects of our tape drive and automated tape library products. However, we believe that, because of the rapid pace of technological change in the tape storage industry, factors such as knowledge, ability and experience of our employees, new product introductions and frequent product enhancements may be more significant than patent and trade secret protection.

LICENSES

Our VXA-1 tape drive was previously manufactured by AIWA. As part of the transfer of that manufacturing relationship, we entered into a technology transfer and license agreement with AIWA, whereby AIWA granted us a non-exclusive license to utilize certain AIWA related VXA technologies related to the design and production of the VXA-1 and VXA-2 tape drives for a royalty based on the invoice price to us of each VXA-1 and VXA-2 drive we purchase from another manufacturer. Future VXA drives, including VXA-3 and VXA-4 are not subject to this royalty fee.

INFORMATION REGARDING OUR BACKLOG

We believe that the backlog of purchase orders at the end of any quarter or year is not a meaningful indicator of future sales. Our customers typically are not obligated to purchase minimum quantities of our products. Lead times for the release of purchase orders depend upon the scheduling practices of each customer. We believe that, based upon past order histories, the rate of new orders may vary from month to month. Customers may cancel or reschedule orders without penalty. In addition, our actual shipments depend upon our production capacity and component availability, and we endeavor to fill purchase orders within three weeks.

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

The success of any future products depends on:

•	timely development;
•	customer acceptance;
•	supply capacity;
•	customer transition to these future products;
•	OEM qualification and adoption; and
•	media availability.

Although tape has historically been the preferred medium for data storage backup, companies are developing new technologies for this market. Some of the new technologies are:

•	Optical Disk
•	Optical Tape
•	DVD
•	Holographic Storage
•	Magneto-optics
•	Magnetic Disk

We may also experience competition from new storage architectures, such as SANs, network attached storage and virtual storage.

Our tape drives face significant competition from current and announced tape drive products manufactured by Quantum/Certance, Hewlett Packard, Sony and the LTO Consortium. The specifications of some of these drives show greater data capacities and transfer rates than our tape drive products. We believe that our VXA tape drives are a low cost, competitive alternative to competing products when compared on the basis of performance, functionality and reliability. In turn, we offer LTO(Ultrium) technology through our automation products.

Our automation products face competition from companies such as Advanced Digital Information Corporation, Quantum, Overland Data, StorageTek and QualStar. Significant competition may also develop from companies offering erasable and non-erasable optical disks, as well as other technologies.

Our media products are generally proprietary and are only sold by us through Imation. However, Sony does manufacture certain legacy media products and we compete with them based on price and product availability.

OUR EMPLOYEES

As of the dates indicated, we had full-time and part-time employees (worldwide), consisting of:

MARCH 13, 2003

Total full- and part-time employees: 318

Business Group	Employees
Corporate and Business	20
Engineering, Research and Development	167
Customer Unit	58
Sales	73

JANUARY 7, 2004

Total full- and part-time employees: 199

Business Group	Employees
Corporate and Business	26
Engineering, Research and Development	71
Customer Unit	52
Sales	50

FEBRUARY 22, 2005

Total full- and part-time employees: 182

Business Group	Employees
Corporate and Business	23
Engineering, Research and Development	74
Customer Unit	37
Sales	48

Our success depends significantly upon our ability to attract, retain and motivate key engineering, marketing, sales, supply, support and executive personnel.

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

WE NEED ADDITIONAL FUNDING TO SUPPORT OUR OPERATIONS.

We have incurred operating losses over the last five years. As a result, we have taken several actions to raise cash, including the sales of preferred stock in 2001 through 2004, revisions to our bank line of credit with overadvance guarantees in 2003, a new bank line of credit in 2005, restructuring notes payable to suppliers in 2003 and 2004, and entering into the Media and Distribution Agreement with Imation in November 2003. However, we believe that profitable operations or additional external funding will be necessary to support and expand our operations, and we therefore are continuing to investigate various strategic alternatives that could increase our liquidity, as described in "Liquidity and Capital Resources." If we do not complete one or more of these actions, or achieve profitable operations, it is possible that we may not be able to continue as a going concern.

THE UNCERTAINTY REGARDING OUR ABILITY TO CONTINUE AS A GOING CONCERN MAY AFFECT THE WILLINGNESS OF CUSTOMERS AND SUPPLIERS TO WORK WITH US.

As a result of our lack of liquidity, the report of our independent registered public accounting firm on our consolidated financial statements, as of and for the year ended December 31, 2004, contains an explanatory paragraph regarding the uncertainty relating to our ability to continue as a going concern. Ongoing concerns about our financial condition have impacted our dealings with third parties, such as customers, suppliers and creditors, and any such concerns could have a material adverse effect on our business and results of operations in the future.

OUR LIMITED AVAILABLE CASH COULD NEGATIVELY IMPACT OUR REVENUE IF IT IMPEDES OUR ABILITY TO OBTAIN INVENTORY AND FINISHED GOODS IN A TIMELY MANNER.

In 2003 and 2002, we experienced liquidity constraints which affected our ability to pay our vendors and suppliers for products and meet our overall contractual obligations. This situation caused our vendors to restrict shipments of key components we needed to build and sell our products, as well as shipments of finished goods, including our media products. We also believe that this situation continues to cause concern for our vendors and suppliers and therefore impacts our ability to obtain favorable credit terms and pricing for components and products. Although we did not experience such supply issues in 2004, future liquidity issues could prevent us from making timely payments to our suppliers which could restrict on our ability to obtain products and meet our customers' demands. This situation would materially and adversely impact our revenue, results of operations and financial and competitive condition.

WE NEED TO EXPAND EXISTING OEM CUSTOMER RELATIONSHIPS AND DEVELOP NEW OEM CUSTOMERS FOR OUR VXA PRODUCTS IN ORDER TO BE SUCCESSFUL.

Our product sales depend heavily on OEM qualification, adoption and integration. OEM sales are a key component of our revenue, and many reseller and smaller OEM customers delay their orders until larger OEMs adopt and integrate our products. We have established a number of relationships with OEM customers for our VXA products, but the revenue from these OEMs has not grown as rapidly as necessary for us to be profitable. Our competitive position and ability to achieve future profitable operations may be negatively impacted unless we are able to establish additional relationships with OEM customers and sell increased volumes of all our products to these customers.

OUR PROFITABILITY DEPENDS ON DECREASES IN OUR DIRECT PRODUCT COSTS.

Even though we believe that we must sell more products to OEM customers who generally pay lower prices than other customers, we must also continue to improve our gross margins. This means we must lower our product costs, which involves revising existing supply agreements, transitioning our outsourced manufacturing to other suppliers, or relocating such manufacturing to lower cost geographic locations. We continually evaluate our product costs and the appropriate actions necessary to decrease these costs. Any transition to a new outsourcing manufacturer or location involves the risk of interruption of product supply and delays in meeting our customers' demands.

OUR MEDIA SALES MUST BE MAINTAINED OR INCREASED TO ACHIEVE PROFITABILITY.

Since November 2003, we have sold all of our proprietary media products to our exclusive distributor, Imation. Our sales prices to Imation are less than the prices we previously realized for these products. As a result of these decreased prices, we must sell a higher volume of media products to realize similar or increased revenue and gross margins, and we depend on Imation to maintain or increase sales levels of our media products.

WE ARE SUBJECT TO SIGNIFICANT RISKS REGARDING FOREIGN OPERATIONS, REGULATORY REQUIREMENTS AND FLUCTUATIONS IN FOREIGN CURRENCY.

Many of our key components and products are manufactured overseas in countries such as Japan, China, Singapore and Malaysia. Because we depend on foreign sourcing for our key components, products and subassemblies, our results of operations may be materially affected by:

•	reduced intellectual property protections;
•	foreign government regulations;
•	foreign tax regulations;
•	foreign exchange control regulations;
•	import/export restrictions;
•	foreign economic instability;
•	political instability; and
•	tariffs, trade barriers and other trade restrictions by the U.S. government in products or components shipped from or to foreign sources.

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

Additionally, a note payable to a supplier is denominated in the Yen at a fixed conversion rate and our foreign subsidiaries incur significant operating costs that are payable in foreign currencies. Accordingly, foreign currency fluctuations affect our results of operations. Please see "Market Risk" in Item 7 below for more information.

The European Community recently enacted new regulatory requirements related to the Reduction of Hazardous Substances ("RoHS"). These RoHS regulations state that products sold into Europe, beginning in July 2006, comply with specific guidelines stated in the regulations. This would require us to perform substantial modifications to any of our hardware products sold to our European customers, or to cease selling certain non-complying products to our European customers. Accordingly, we are currently reviewing our product designs and European product sales data to determine whether to enact any design modifications or to cease sales of certain products into Europe. The outcome of this review and our ability to comply with RoHS regulations could cause our engineering costs to increase, our European sales to decrease or both.

OUR MANUFACTURERS MAY BE UNABLE TO MEET OUR PRODUCT DEMAND, IMPLEMENT PRODUCT ENGINEERING CHANGES ON A TIMELY BASIS, OR PRODUCE PRODUCT AT A COMMERCIALLY REASONABLE COST.

We currently outsource all of our manufacturing processes. Outsourcing our manufacturing to a third party takes many months and, due to the time and expense involved and the inability to easily move the manufacturing to another party, we heavily depend on our third party manufacturers for our products. If our manufacturers cannot meet our product demand, or cannot or will not implement product changes on a timely basis, we would be unable to fill customer orders and our results of operations and financial condition would be adversely impacted. In addition, should our manufacturers be unable to produce the product at a commercially reasonable cost to us, our margins would be negatively impacted. Our dependence on third party manufacturers can also adversely affect our ability to negotiate the terms of our future business relationships with these parties.

OUR REVENUE IS CONCENTRATED WITH A LIMITED NUMBER OF CUSTOMERS.

In 2004, our five largest customers accounted for 81% of our revenues. We do not require minimum purchase obligations from our customers, and they may cancel or reschedule orders at any time, prior to shipment, without significant penalty. Losing one or more key customers would adversely affect our results of operations.

OUR DEPENDENCIES ON SOLE-SOURCE SUPPLIERS MAY AFFECT OUR CONTROL OVER DELIVERY, QUANTITY, QUALITY AND COST OF PRODUCTS.

We, or our third party contract manufacturers, obtain all the components to make our products from third parties. We rely heavily on sole-source suppliers (one supplier providing us with one or more components) to develop and/or manufacture critical components for our tape drives or libraries. A shortage of any component would directly affect our ability to manufacture the product. In addition, by relying on sole-source suppliers, we have limited control over many component items, including:

•	delivering components on schedule;
•	manufacturing a high volume of components;
•	maintaining the highest possible product quality when manufacturing; and
•	managing manufacturing costs.

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

Technology typically changes and advances quickly in the high technology industry. In order to successfully compete in this industry, our future products must apply and extend our current technology, as well as keep pace with new technology developments. Factors which impact our ability to compete include:

•	rapid development of tape drive technologies;
•	customer and OEM adoption of VXA technology and our automation for LTO technology;
•	compatibility of tape drives to other data storage products;
•	data storage density;
•	data transfer rate;
•	customer confidence and familiarity;

•	product reliability; and
•	price.

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

ITEM 2.

PROPERTIES

Our corporate offices, including our research and development and limited manufacturing facilities, are located in Boulder, Colorado, in leased buildings aggregating approximately 76,712 square feet. As discussed more fully in Management's Discussion and Analysis of Financial Condition and Results of Operations , we ceased use of several other leased facilities during 2003 and settled our remaining obligations under the related leases through a notes payable. In addition, we closed our European sales office located in The Netherlands during 2003. The lease terms on our present facilities expire in 2005 and 2006. Although we do not currently anticipate expanding our operations, we believe that we have enough space available if further expansion becomes necessary. The following chart identifies the location and type of each Exabyte property:

OFFICE TYPE	DOMESTIC	INTERNATIONAL

R&D & Mfg.	Boulder, CO
Procurement	Boulder, CO	Tokyo, Japan
Service	Boulder, CO	Singapore
Sales & Support	Boulder, CO	Singapore
Frankfurt, Germany
Shanghai, China
Hong Kong, China
Paris, France
Beijing, China

ITEM 3.

LEGAL PROCEEDINGS

On October 5, 2004, the Company filed a complaint against Certance LLC ("Certance") in the United States District Court for the District of Colorado asserting that Certance infringed upon certain of the Company's patents. Certance subsequently filed its answer on November 18, 2004. While the Company remains open to settlement, it intends to assert fully its patent rights in the litigation. The lawsuit just entered the discovery phase. It is not possible to predict the outcome of this action. However, the Company believes that the outcome will not have a material adverse effect on the Company's results of operations.

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

Fiscal Year	High	Low

2003
First Quarter	$0.65	$0.10
Second Quarter	0.17	0.06
Third Quarter	0.71	0.09
Fourth Quarter	1.31	0.31

2004
First Quarter	$1.76	$0.70
Second Quarter	0.97	0.71
Third Quarter	0.86	0.43
Fourth Quarter	0.72	0.30

2005
First Quarter (through March 8, 2005)	$0.54	$0.27

On March 8, 2005, we had 568 holders of record of our common stock. The reported closing price of the common stock was $0.33. We have never paid cash dividends on our common stock. We presently intend to retain any earnings for use in our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future. We are prohibited under the terms of our line of credit agreement with our bank from declaring or setting aside any cash dividends.

RECENT SALES OF UNREGISTERED SECURITIES.

EXECUTIVE BONUSES AND DIRECTOR COMPENSATION

On January 6, 2004, June 28, 2004 and August 3, 2004, we issued a total of 52,631, 314,218 and 165,623 shares of common stock, respectively, as bonuses to our executive officers and other key employees for the fourth quarter of 2003, and the first and second quarters of 2004. Of those shares, 175,590 were issued to executive officers (including 45,170 to our Chief Executive Officer), with the remaining shares being issued to other key employees of the Company.

Additionally, the Company issued a total of 598,788 shares to its outside directors as payment for 2003 and 2004 director fees. Of these shares, 506,808 shares were issued on January 30, 2004, 72,902 shares were issued on June 28, 2004 and 19,078 shares were issued on October 11, 2004.

The Company believes that these issuances are not considered sales for purposes of the registration requirements of the Securities Act of 1933. In addition, we believe that these parties met the standards for purchasers in a non-public offering, the Company made no general solicitation, and the Company also relied upon an exemption from securities registration for a non-public offering in issuing these shares.

PREFERRED STOCK TRANSACTIONS

On May 3, 2004, the Company completed the sale of 25,000 shares of newly authorized Series AA preferred stock for $1,000 per share, and warrants to purchase 7,500,000 shares of common stock for total gross proceeds of $25,000,000. Each share of Series AA preferred stock has an initial dividend rate of 5% and is convertible into 1,000 shares of common stock at $1.00 per share. The warrants have a term of five years and an exercise price of $1.00 per share. In addition, in connection with the issuance of the Series AA preferred stock, all shareholders of the Company's existing Series H and Series I preferred stock exchanged such shares, and accumulated dividends, for shares of Series AA preferred, on an as-converted common stock equivalent basis, and warrants. See Note 6 to the Consolidated Financial Statements in this Report for additional information on these transactions.

During 2004, Exabyte issued 2,860,492 shares of its common stock as dividends on the Series AA preferred, with those issuances occurring on September 1, 2004 and December 1, 2004. The company believes that these issuances may not be sales for purposes of registration requirements of the Securities Act of 1933. In addition, we believe that the parties who received the dividends and the Series AA shares met the standards for purchases in a non-public offering, the Company made no general solicitation and the Company thus relied upon an exemption from securities registration for a non-public offering in issuing these shares as dividends.

STOCK PLANS

The following table provides information regarding the Company's equity compensation plans, which consist of Exabyte's Incentive Stock Plan, 1997 Non-Officer Stock Option Plan, 2004 Employee Stock Option Plan and options granted to the Company's CEO outside of the Incentive Stock Plan as of December 31, 2004. The Company also has an employee stock purchase plan which invests only in common stock of the Company, but which is not included in the table below.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	26,557,590	$0.9302	11,003,662
Equity compensation plans not approved by security holders (2)	14,761,721	$0.5792	817,730
Total	41,319,311	$0.8048	11,821,392

(1)    Amount includes shares issued under a stock option plan approved by stockholders on July 30, 2002 for the issuance of options to Mr. Ward of up to 7,000,000 shares and the 2004 Exabyte Corporation Employee Stock Option Plan, which was approved by stockholders on June 11, 2004.

(2)    Amount includes the 1997 Non-Officer Stock Option Plan, under which options may be granted to employees who are not officers or directors of the Company, as well as a stock option plan approved by the Board of Directors in 2003 for the issuance of options to Mr. Ward for an additional 7,000,000 shares.

ITEM 6.

SELECTED FINANCIAL DATA

The following selected consolidated statement of operations data, balance sheet data, and cash flow data, as of and for the years ended December 31, 2004, January 3, 2004, December 28, 2002, December 29, 2001, and December 30, 2000 have been derived from the audited consolidated financial statements of the Company. The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and the notes thereto. There were 52 weeks in 2000, 2001 and 2002 and 53 weeks in 2003. Beginning with the three months ended March 31, 2004, the Company is reporting its operating results on a calendar month, quarter and annual basis.

(In thousands, except per share data)

	As of or For Fiscal Years Ended
Consolidated Statements of Operations Data:	Dec. 30, 2000	Dec. 29, 2001	Dec. 28, 2002	Jan. 3, 2004	Dec. 31, 2004
Net revenue	$221,742	$158,438	$133,191	$94,169	$102,051
Cost of goods sold	172,085	132,143	110,948	78,576	76,997
Gross profit	49,657	26,295	22,243	15,593	25,054
Operating expenses:
Selling, general and administrative	54,709	36,759	27,316	30,084	23,783
Engineering, research and development	36,530	25,184	23,713	9,826	9,244
Lease terminations and related costs	—	—	—	4,707	—
Loss from operations (1)	(41,582)	(35,648)	(28,786)	(29,024)	(7,973)

Other income (expense):
Gain from sale of investment	—	1,719	1,500	—	—
Sale of technology	—	—	1,200	—	—
Interest income	1,057	86	27	—	—
Interest expense (3)	(686)	(1,715)	(2,051)	(12,859)	(1,581)
Gain (loss) on foreign currency translation	—	124	(803)	(1,851)	(105)
Other, net	(1,213)	338	(561)	130	(208)
Loss before income taxes and equity in loss of investee	(42,424)	(35,096)	(29,474)	(43,604)	(9,867)
Income tax (expense) benefit (2)	1,570	6	402	(88)	(47)
Equity in loss of investee	(414)	(343)	—	—	—

Net loss	(41,268)	(35,433)	(29,072)	(43,692)	(9,914)

Deemed dividend related to beneficial conversion features of preferred stock	—	—	(4,557)	(556)	(4,225)

Net loss available to common stockholders	$(41,268)	$(35,433)	$(33,629)	$(44,248)	$(14,139)

Basic and diluted loss per share	$(1.83)	$(1.47)	$(1.02)	$(0.70)	$(0.13)
Weighted average common shares used in calculation of basic and diluted loss per share	22,560	24,052	33,022	63,617	105,828
Consolidated Balance Sheets Data:
Working capital (deficit)	$27,023	$11,266	$(5,199)	$(6,561)	$2,988
Total assets	103,792	83,230	72,125	46,129	39,979
Notes payable, less current portion	—	—	—	13,960	9,183
Accrued warranties, deferred revenue and other non-current liabilities, less current portions	8,146	9,594	3,424	18,419	16,443
Stockholders' equity (deficit)	39,058	24,754	4,532	(28,416)	(11,752)

(1) The Company recorded restructuring charges in 2000, 2001, and 2002 totaling $3,899,000, $498,000 and $4,791,000, respectively, and $549,000 and $251,000 of charges relating to workforce reductions in 2003 and 2004, respectively. See Note 8 to the Consolidated Financial Statements for information regarding restructuring and workforce reduction charges included in loss from operations.

(2) The Company recorded a full valuation allowance on all existing deferred tax assets in 1999. See Note 7 to the Consolidated Financial Statements for information on income tax expense or benefit and net operating loss carry forwards.

(3) Interest expense in 2003 includes $10,146,000 of stock-based interest expense as discussed in Note 4 to the Consolidated Financial Statements

QUARTERLY RESULTS OF OPERATIONS /

SUPPLEMENTARY FINANCIAL INFORMATION

The following tables set forth unaudited quarterly operating results for fiscal 2003 and 2004 in dollars and as a percentage of net revenue. This information has been prepared on a basis consistent with the audited consolidated financial statements included elsewhere herein and, in the opinion of management, contains all adjustments consisting only of normal recurring adjustments, necessary for a fair presentation thereof. These unaudited quarterly results should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this annual report on Form 10-K. The operating results for any quarter are not necessarily indicative of results for any future period. The sum of the quarterly earnings per share may not total annual amounts reported in the consolidated financial statements as a result of the fluctuation in the amount of weighted average common shares used in the calculation of basic and diluted loss per share.

(In thousands except per share data)	Quarters Ended
	March 29,		June 28,		September 27,		January 3,
	2003		2003		2003		2003
	$	%	$	%	$	%	$	%

Net revenue	$22,594	100.0	$22,736	100.0	$22,955	100.0	$25,884	100.0
Cost of goods sold	26,024	115.2	16,378	72.0	14,986	65.3	21,188	81.9
Gross profit	(3,430)	(15.2)	6,358	28.0	7,969	34.7	4,696	18.1

Operating expenses: (1)
Selling, general and administrative	12,409	54.9	5,716	25.1	5,540	24.1	6,419	24.8
Engineering, research and development	3,126	13.8	2,462	10.8	1,979	8.6	2,259	8.7
Lease terminations and other related costs	—	—	—	—	4,707	20.5	—	—
Loss from operations	(18,965)	(83.9)	(1,820)	(7.9)	(4,257)	(18.5)	(3,982)	(15.4)

Other income (expense):
Interest expense (2)	(467)	(2.1)	(3,231)	(14.2)	(7,933)	(34.6)	(1,228)	(4.7)
Loss on foreign currency translation	(55)	(0.2)	(157)	(0.7)	(1,228)	(5.3)	(411)	(1.6)
Other, net	(65)	(0.4)	213	0.9	(26)	(0.1)	8	—
Loss before income taxes	(19,552)	(86.6)	(4,995)	(21.9)	(13,444)	(58.5)	(5,613)	(21.7)

Income tax (expense) benefit	(31)	(0.1)	(54)	(0.2)	(18)	(0.1)	15	0.2

Net loss	(19,583)	(86.7)	(5,049)	(22.1)	(13,462)	(58.6)	(5,598)	(21.5)

Deemed dividend related to beneficial conversion feature of preferred stock	—	—	—	—	—	—	(556)	(2.1)

Net loss available to common stockholders	$(19,583)	(86.7)	$(5,049)	(22.1)	$(13,462)	(58.6)	$(6,154)	(23.6)

Basic and diluted loss per share	$(0.59)		$(0.09)		$(0.18)		$(0.07)

(In thousands except per share data)	Quarters Ended
	March 31,		June 30,		September 30,		December 31,
	2004		2004		2004		2004
	$	%	$	%	$	%	$	%

Net revenue	$26,139	100.0	$26,620	100.0	$23,566	100.0	$25,726	100.0
Cost of goods sold	20,053	76.7	19,173	72.0	18,604	78.9	19,167	74.5
Gross profit	6,086	23.3	7,447	28.0	4,962	21.1	6,559	25.5

Operating expenses: (1)
Selling, general and administrative	6,069	23.2	6,064	22.8	6,236	26.5	5,414	21.0
Engineering, research and development	2,130	8.1	2,513	9.4	2,240	9.5	2,361	9.2
Loss from operations	(2,113)	(8.1)	(1,130)	(4.2)	(3,514)	(14.9)	(1,216)	(4.7)

Other income (expense):
Interest expense (2)	(528)	(2.0)	(426)	(1.6)	(284)	(1.2)	(343)	(1.3)
Gain (loss) on foreign currency translation	(603)	(2.3)	1,091	4.1	72.3		(665)	(2.6)
Other, net	(28)	(0.1)	—	—	(150)	(0.6)	(30)	(0.1)
Loss before income taxes	(3,272)	(12.5)	(465)	(1.7)	(3,876)	(16.4)	(2,254)	(8.8)

Income tax (expense) benefit	(38)	(0.1)	9	—	(5)	(0.1)	(13)	—

Net loss	(3,310)	(12.7)	(456)	(1.7)	(3,881)	(16.5)	(2,267)	(8.8)

Deemed dividend related to beneficial conversion feature of preferred stock	—	—	(4,225)	(15.9)	—	—	—	—

Net loss available to common stockholders	$(3,310)	(12.7)	$(4,681)	(17.6)	$(3,881)	(16.5)	$(2,267)	(8.8)

Basic and diluted loss per share	$(0.03)		$(0.04)		$(0.04)		$(0.02)

(1) See Note 8 to the Consolidated Financial Statements for information regarding workforce reduction charges included in loss from operations in 2003 and 2004.

(2) Interest expense in 2003 includes $10,146,000 of stock-based interest expense as discussed in Note 4 to the Consolidated Financial Statements.

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Exabyte Corporation and its subsidiaries ("Exabyte" or the "Company") is a leading provider of information storage products, including tape drive and automation products and recording media. Our strategic focus is data backup, restoration and archival applications for workstations, midrange computer systems and networks. Computer manufacturers and resellers require a variety of storage products, which vary in price, performance, capacity and form-factor characteristics to meet their needs for reliable data backup, restoration and archival storage increase. Our strategy is to offer a number of products to address a broad range of these requirements. Our tape drive products are based on VXA and MammothTape technologies and our automation products are primarily based upon VXA, and LTO (Ultrium??technologies.

We market our products worldwide to resellers and original equipment manufacturers ("OEMs") through offices located in the United States, Europe and Asia Pacific. Our proprietary media products are marketed and distributed by our exclusive worldwide distributor, Imation Corp. ("Imation"). We have also provided repair services directly to OEMs and to our resellers' customers, and beginning in the third quarter of 2003, our outsourcing partner, Teleplan Service Logistics, Inc. ("Teleplan") provides such services.

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

OEM customers incorporate our products as part of their own systems, which they then sell to their customers under their own brand name. As a percentage of total net revenue, OEM related revenue increased in 2003 and 2004, and we expect that a significant portion of future revenue growth will be attributable to OEM customers. Accordingly, expansion of these relationships has been a key strategic initiative in 2004 and will continue to be so in the future. In general, sales to OEMs are at lower prices and lower gross margins. Accordingly, it is imperative that we continue to obtain a lower cost of products from suppliers to achieve future profitability.

Our business is directly impacted by overall growth in the economies in which we operate and, in particular, in the technology industry sector and business purchasing of technology related products. The downturn in the economy and the resulting decrease in capital investment directly impacted our revenue and operating results in 2002 and 2003. We believe the improving economic climate, increasing our penetration into OEM customers, efforts to expand revenue in Europe and Asia Pacific, expansion of revenue from domestic channel distribution customers, and our introduction of new products will provide us with improving business opportunities. However, there can be no assurance that these factors will result in improved operating results or financial condition.

One of our most significant challenges in 2004, was to reduce our product costs to improve our gross margins. We believe this continues to be a challenge in 2005 and thereafter. In that regard, we are working with existing hardware and media suppliers to obtain reduced product costs, as well as exploring opportunities to re-locate existing third-party manufacturing to new suppliers and/or geographic locations that will result in decreased costs. In 2004, we began manufacturing certain automation products through a supplier located in China and may source more of our products from China-based suppliers in the future. In certain instances, product manufacturing costs have been more competitive from these suppliers. Obtaining overall product cost reductions is an integral factor in our becoming profitable in the future. However, there can be no assurance that we will indeed achieve such cost reductions in the future.

Expense control was a key business initiative for us in 2003 and 2004, and will continue to be so in 2005. As we continue to focus on improving our gross margins, constant or decreasing operating costs is an important objective in improving our operating results. In the fourth quarter of 2004, we initiated a cost reduction plan that focused on decreasing discretionary spending in all functional areas, as well as reducing headcount in most areas of the Company. As a result, we were able to decrease operating costs during the fourth quarter and position ourselves to operate at a lower expense structure in 2005. While we believe our cost structure is currently appropriate to support our operations, an increase in operating costs in the future, particularly as a percentage of revenue, would negatively impact our operating results and could delay our achieving profitability in the future.

Our key performance metrics are revenue, gross margin, and operating income or loss, and related operating expenses. As noted above, increasing sales to OEM customers, increasing revenue in markets outside the U.S., achieving reduced product costs from existing and new suppliers, and disciplined operating expense control measures are critical components of our overall business strategy. In addition, providing timely and responsive product service and repair services to our customers is also a standard by which we measure our performance and will be a key component in creating future customer loyalty for our products. Finally, meeting our new product development and technology milestones and schedules on a timely basis is critical to satisfying customer demands for more efficient and cost effective business solutions, as well as remaining competitive with other existing and future products and technologies.

RECENT DEVELOPMENTS IN 2004

Private Placement of New Preferred Stock and Exchange of Existing Preferred Shares

On May 3, 2004, we completed the sale of 25,000 shares of newly authorized Series AA preferred stock for $1,000 per share and warrants to purchase 7,500,000 shares of common stock, for total gross proceeds of $25,000,000. Each share of Series AA preferred stock has an initial dividend rate of 5% and is convertible into 1,000 shares of common stock at $1.00 per share. The warrants have a term of five years and an exercise price of $1.00 per share. In addition, in connection with the issuance of the Series AA preferred stock, all shareholders of the Company's existing Series H and Series I preferred stock exchanged such shares, and accumulated dividends, for shares of Series AA preferred, on an as-converted common stock equivalent basis, and warrants. See Note 6 to the Consolidated Financial Statements in this Annual Report on Form 10-K for additional information on these transactions.

Workforce Reduction

During the fourth quarter of 2004 and the first quarter of 2005, we terminated employment of approximately 34 full- and part-time employees in connection with an overall cost reduction plan. These reductions in force affected employees in all functional areas of the Company, including employees located in Europe, and were necessary to reduce our current cost and personnel structure based on forecasted revenue. In addition, certain of these reductions were directly related to the outsourcing of our technical support function to a third-party. We believe we are now appropriately structured from a personnel and cost standpoint, but we cannot ensure that we will not reduce our workforce again in the future due to continued losses. At February 22, 2005, the Company had 182 employees.

Fluctuations in Foreign Currency Exchange Rates

The supply agreement with one of our Japan-based suppliers, as well as a note payable to that supplier, has provided for payments in Yen at a fixed conversion rate. During 2004, the dollar strengthened slightly against the Yen, resulting in a gain on foreign currency translation relating to the note payable of $81,000. A weaker dollar in the first quarter of 2004 resulted in increased product costs totaling $488,000. Total loss on foreign currency translation for the year was $105,000. Effective April 1, 2004, all product purchases from the supplier are paid in U.S. dollars at a fixed price. Payments on the note payable continue to be in Yen at the fixed conversion rate. As a result, the Company may be exposed to the impact of additional fluctuations in foreign currency exchange rates in the future and the impact could be significant. See Note 4 to the Consolidated Financial Statements in this Annual Report on Form 10-K.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The accounting policies noted below are critical in determining our operating results, and represent those policies which involve significant judgments and estimates. For a detailed discussion on the application of these and other accounting policies, see Note 1 to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Revenue Recognition and Uncollectible Accounts Receivable

Our revenue recognition policy is significant because the amount and timing of revenue is a key component of our results of operations. We follow the guidance of Staff Accounting Bulletin No. 104 ("SAB 104"), which requires that a series of criteria are met in order to recognize revenue related to product shipment or delivery or the performance of repair services. If these criteria are not met, the associated revenue is deferred until the criteria are met. Generally, these criteria require that there be an arrangement to sell the product, the product has been shipped or delivered in accordance with that arrangement, the sales price is determinable and collectibility is reasonably assured. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from year to year. Additionally, revenue from sales to certain resellers is subject to agreements allowing certain limited rights of return, marketing related rebates and price protection on unsold merchandise held by those resellers. Accordingly, an allowance for estimated future returns, marketing rebates, price protection and promotional programs is provided in the period of sale based on contractual terms and historical data. This allowance is subject to estimates by management in accordance with SAB 104 and, should actual results differ from these estimates, the impact on our operations could be significant.

The distribution fee we received in connection with the Media Distribution Agreement ("MDA"), discussed in Note 9 to the Consolidated Financial Statements in this Annual Report on Form 10-K was recorded as deferred revenue and is being amortized using the straight-line method over ten years, which represents the estimated period over which existing media products at the commencement of the MDA will be sold. In addition, under certain circumstances the distribution fee may be refundable on a pro-rata basis over a ten year period from the date of the MDA.

We currently estimate our allowance for uncollectible accounts based on known exposure for specific accounts, as well as historical bad debt experience. Our adherence to our established credit policies, including the monitoring of the financial condition of our customers, is critical to minimizing future bad debts.

Inventory valuation and reserves

Our inventory is a significant component of our total assets. In addition, the carrying value of inventory directly impacts our gross margins and operating results. Our inventory is recorded at the lower of cost or market, cost being determined under the first-in, first-out method. In addition, we must determine if reserves are required for excess or obsolete inventory for existing products, including products that will be discontinued in the near term, or future sales which may result in a loss. This determination requires significant judgment by management relating to future revenue by product and the estimated life cycles of certain products in a rapidly changing technology marketplace. Our ability to make accurate estimates regarding inventory usage and valuation is integral to minimizing inventory related charges in the future. Charges for excess and obsolete inventory were significant in 2003 and 2004 due to revisions in sales forecasts, the estimated discontinuance of certain products and physical inventory adjustments. Although we do not expect such charges to be as significant in the future, the extent of future charges could be impacted by unknown events or circumstances and the effect on our estimates.

Goodwill

Our business combination with Ecrix in November 2001 resulted in a significant amount of goodwill. Under FAS 142, "Goodwill and Other Intangible Assets," goodwill is not amortized to operations, but is assessed periodically for potential impairment based on estimates by management. An impairment may be indicated by a significant decrease in the trading price of our common stock and if such a decrease occurs, additional procedures are required to determine if the carrying value of the goodwill exceeds its implied fair value. Any impairment charge indicated by these tests could be significant to future operating results. For 2004, we have concluded that we have no goodwill impairment.

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has recently issued certain accounting pronouncements that may impact our business. For a complete discussion of these accounting pronouncements, see Note 17 to the Consolidated Financial Statements in this Annual Report on Form 10-K.

RESULTS OF OPERATIONS

The following table presents the components of the Company's Consolidated Statements of Operations in dollars, and as a percentage of revenue, and the percentage increase or decrease in each component from year to year for the three years ended December 28, 2002, January 3, 2004 and December 31, 2004.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share data)	Fiscal Years Ended
	December 28,			January 3,			December 31,
	2002			2004			2004
	$	% of Revenue	% Change	$	% of Revenue	% Change	$	% of Revenue

Net revenue	$133,191	100.0	(29.3)	$94,169	100.0	8.4	$102,051	100.0
Cost of goods sold	110,948	83.3	(29.2)	78,576	83.4	(2.0)	76,997	75.4
Gross profit	22,243	16.7	(29.9)	15,593	16.6	60.7	25,054	24.6

Operating expenses:
Selling, general and administrative	27,316	20.5	10.1	30,084	31.9	(20.9)	23,783	23.3
Engineering, research and development	23,713	17.8	(58.6)	9,826	10.4	(5.9)	9,244	9.1
Lease terminations and related costs	—	—	—	4,707	5.1	(100.0)	—	—
Total operating expenses	51,029	38.3	(12.6)	44,617	47.4	(26.0)	33,027	32.4
Loss from operations	(28,786)	(21.6)	(0.8)	(29,024)	(30.8)	72.5	(7,973)	(7.8)

Other income (expense):
Gain from sale of investment	1,500	1.1	(100.0)	—	—	—	—	—
Sale of technology	1,200	0.9	(100.0)	—	—	—	—	—
Interest expense	(2,024)	(1.5)	(527.0)	(12,859)	(13.7)	87.7	(1,581)	(1.5)
Loss on foreign currency translation	(803)	(0.6)	(130.5)	(1,851)	(2.0)	94.3	(105)	(0.1)
Other, net	(561)	(0.4)	124.3	130	0.1	(259.2)	(208)	(0.2)
Loss before income taxes	(29,474)	(22.1)	(47.9)	(43,604)	(46.3)	77.4	(9,867)	(9.6)

Income tax (expense) benefit	402	0.3	(121.9)	(88)	(0.1)	46.6	(47)	(0.1)

Net loss	(29,072)	(21.8)	(50.3)	(43,692)	(46.4)	77.3	(9,914)	(9.7)

Deemed dividend related to beneficial conversion features of preferred stock	(4,557)	(3.4)	87.8	(556)	(0.6)	(659.8)	(4,225)	(4.1)

Net loss available to common stockholders	$(33,629)	(25.2)	(31.6)	$(44,248)	(47.0)	68.0	$(14,139)	(13.8)

Basic and diluted loss per share	$(1.02)		31.4	$(0.70)		87.1	$(0.13)

NET REVENUE BY PRODUCT TYPE

The following tables present our revenue by product type in dollars (in thousands) and as a percentage of net revenue for each year presented:

	Fiscal Year Ended
	2002	2003	2004
Drives	$36,675	$28,415	$32,666
Automation	31,551	13,444	24,036
Media	58,777	44,457	41,146
Service, spares and other	9,445	9,077	7,413
Sales allowances	(3,257)	(1,224)	(3,210)
	$133,191	$94,169	$102,051

	Fiscal Year Ended
	2002	2003	2004
Drives	27.5%	30.2%	32.0%
Automation	23.7	14.3	23.5
Media	44.1	47.2	40.3
Service, spares and other	7.1	9.6	7.3
Sales allowances	(2.4)	(1.3)	(3.1)
	100.0%	100.0%	100.0%

Fiscal 2004 Compared to 2003

Our net revenue increased by 8.4% from $94,169,000 in 2003 to $102,051,000 in 2004. This increase was primarily due to increased revenue from automation products based on both the VXA and LTO technologies, and increased shipments of VXA drives to OEM customers. Our limited liquidity and overall financial condition in 2003 resulted in decreased inventory shipments from suppliers in 2003, particularly for automation products. In addition, acceptance of VXA Packet Technology by OEMs required longer than anticipated sales lead times while Mammoth and other legacy products continued to decline at an increasing rate in 2003, both of which events impacted 2003 revenue. As a percentage of total net revenue, revenue from drives and automation both increased in 2004 versus 2003. Unit shipments of VXA- drives increased 67%, while shipments of M2 drives decreased 38%, as expected. The dollar increase in drive revenue was impacted by a higher concentration of shipments to OEM customers at lower unit sales prices. Automation revenue increased due to the introduction of new VXA and LTO products during the first and fourth quarters of 2004, respectively, which contributed $9,590,000 and $1,159,000 of revenue during the year. In addition, shipments of legacy LTO automation products from suppliers increased to more historical levels in 2004, as our liquidity improved during the year. These increased shipments resulted in increased revenue from established LTO automation products during 2004. Although unit shipments of media products increased during 2004, revenue from these products decreased in both dollars and as a percentage of total net revenue. This decrease is due to overall lower unit sales prices in 2004, as compared to 2003, resulting from the consummation of the MDA with Imation in the fourth quarter of 2003. The increase in media unit shipments is primarily due to increased sales of VXA drive and automation products and the resulting increased shipments of related media products, net of a decrease in shipments of legacy media products. Total net revenue from service, spares and other decreased in 2004 as a result of the outsourcing of our repair operation to Teleplan in 2003, and the continued decrease in the number of higher service cost M2 drives under warranty. Sales allowances increased to more historical levels in 2004 and includes the cost of sales programs and rebates, product returns and stock rotation activity by channel distribution customers.

Fiscal 2003 Compared to 2002

Our net revenue decreased by 29.3% from $133,191,000 in 2002 to $94,169,000 in 2003. This decrease is primarily due to the continued downturn in business spending, the bankruptcy of a significant customer in the second quarter of 2003, the delay in achieving increased revenue from OEM customers due to longer than anticipated sales lead times with these customers, and decreased inventory shipments throughout the first six months of 2003 due to limited liquidity. As percentages of total net revenue, revenue from drives increased in 2003 over 2002. For 2003, revenue from VXA-1 and VXA-2 drives continued to replace declining sales of M2 drives but did not completely offset such decline. We began shipping VXA-2 drives to the OEM channel in the fourth quarter of 2002. As a percentage of total net revenue, revenue from libraries decreased from 23.7% in 2002 to 14.3% in 2003. This decrease is primarily the result of our inability to fulfill sales orders due to reduced library shipments from our supplier during 2003 because of liquidity issues. Media revenue increased as a percentage of total net revenue in 2003, as compared to 2002, primarily due to the increasing installed base of VXA drives and the related sales of media products. Total net revenue from service, spares and other remained relatively constant in 2003 as compared to 2002. Although our installed base of products increased, the installed base of higher service and warranty cost M2 drives continued to decrease. Total service revenue, and related costs, will likely decrease in the future as a result of the outsourcing of this function to Teleplan.

Sales allowances decreased in 2003 by $2,033,000, due primarily to decreased stock rotation activity in the last three quarters of the year.

NET REVENUE BY CUSTOMER TYPE

The following table presents our revenue from different types of customers as a percentage of net revenue for each of the following years:

	Fiscal Year Ended
	2002	2003	2004
Distributor/Reseller	75.6%	68.5%	70.0%
OEM	18.6	20.4	24.3
End user and other	5.8	11.1	5.7
	100.0%	100.0%	100.0%

Fiscal 2004 Compared to 2003

Revenue from OEM customers continued to increase in 2004, as shipments of VXA drives and automation products, as well as LTO automation products, increased from 2003 levels. OEM revenue was also affected by the continuing decrease in sales of Mammoth products to OEM customers. Sales of hardware and media products to distribution customers, including Imation, also increased due to increased shipments of these products and related media. The decrease in end user and other revenue in 2004 is due to lower service, repair and spare part sales.

Fiscal 2003 Compared to 2002

Revenue from distributor/reseller customers decreased as a percentage of net revenue from 2002, as compared to 2003, due to an increase in revenue from OEM and end-user customers (primarily service, repair and sales of spare parts) in 2003. Our ongoing effort to sell VXA products to OEMs was and is an important part of our business plan and such revenue continued to increase as a percentage of net revenue throughout 2003.

NET REVENUE BY GEOGRAPHIC REGION

Geographically, revenue is attributed to the customer's location. The following table summarizes our revenue by geographic region as a percentage of total net revenue:

	Fiscal Year Ended
	2002	2003	2004
United States	72.5%	69.1%	71.2%
Europe/Middle East	20.1	22.7	22.8
Asia Pacific	6.8	7.7	4.5
Other	0.6	0.5	1.5
	100.0%	100.0%	100.0%

Fiscal 2004 Compared to 2003

Revenue from domestic customers increased to 71.2% of total net revenue in 2004 from 69.1% in 2003. Revenue from the Europe and Asia Pacific regions was impacted by the MDA with Imation for media shipments, as discussed below. In Europe, increased OEM revenue was offset by decreased distribution revenue in the region. In Asia Pacific, hardware sales remained flat or decreased as sales lead times for both new OEM and distribution customers were longer than anticipated. Increasing revenue from customers outside of the U.S. is a key component of our business strategy in 2005 and thereafter, and will require additional marketing and sales resources to expand our market share in these geographic areas.

In 2004, a substantial portion of our media shipments were to Imation's domestic locations. Imation then distributed the media to its customers in countries throughout the world. Accordingly, this revenue is included in the United States geographic region for 2004, and decreased revenue allocated to other geographic regions, as presented in the above table.

Fiscal 2003 Compared to 2002

Revenue from customers in Europe and Asia Pacific increased in 2003 from 26.9% to 30.4% of total net revenue, due to increased sales of library products to OEM customers and increased market penetration of the VXA technology in these regions. Revenue from European customers decreased by $5,376,000 and revenue from Asia Pacific customers decreased by $1,766,000. These decreases were related to worldwide economic issues, as well as inventory shortages due to our lack of liquidity during 2003. International revenue totaled $29,094,000 in 2003.

SIGNIFICANT CUSTOMERS

The following table summarizes customers who accounted for 10% or more of revenue, and other significant customers, for the years presented:

	Fiscal Year Ended
	2002	2003	2004
Imation	1.8%	8.8%	39.8%
IBM	7.9	6.8	12.9
Tech Data	15.8	16.2	10.5
Ingram Micro	17.9	16.0	9.0
Fujitsu Siemens	3.2	5.9	8.7
Digital Storage	16.1	1.9	0.0

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

Fiscal Year 2004 Compared to 2003

Cost of goods sold decreased from $78,576,000 in 2003 to $76,997,000 in 2004, although revenue increased 8.4% in 2004. Gross margin percentage increased to 24.6% in 2004, as compared to 16.6% in 2003, due primarily to increased revenue from automation products at higher margins, overall lower drive product costs and a decreased provision for excess and obsolete inventory in 2004. Such provisions totaled $9,814,000 in 2003 versus $1,150,000 in 2004. These provisions had a 10.4% and 1.1% negative impact on the overall gross margin in 2003 and 2004, respectively. Gross margins were positively impacted in both 2004 and 2003 by lower warranty costs resulting from a decrease in M2 drives under warranty and an overall decrease in warranty cost per unit. Gross margins in 2004 were negatively impacted by a higher percentage of revenue from OEM customers and decreased margins on media sales resulting from the Imation Media Distribution Agreement discussed previously. Gross margins for 2003 were also negatively impacted by increased OEM sales, as well as the effect of foreign currency fluctuation on product purchases denominated in Yen at a fixed conversion rate during the first quarter of the year.

Fiscal Year 2003 Compared to 2002

Our cost of goods sold decreased from $110,948,000 for 2002 to $78,576,000 in 2003 due to decreased revenue. Our gross margin percentage remained constant at 16.7% in 2002 and 16.6% in 2003. In 2002, cost of goods sold included restructuring charges of $3,857,000. In 2003, cost of goods sold included additional inventory reserves of $9,814,000. The restructuring charges in 2002 had an approximate 3.1% impact on our gross margin percentage. In 2003, the additional inventory reserves had an approximate 10.4% impact on our gross margins. In 2003, gross margins were positively impacted by decreases in fixed costs due to headcount reductions in 2002 and early 2003, decreased warranty reserves, primarily resulting from the decrease in the number of units under warranty for Mammoth and M2 products, an overall decrease in standard warranty cost per unit, and lower freight costs. Gross profit in 2003 was negatively impacted by a higher percentage of sales to OEM customers at lower gross margins and the effect of foreign currency fluctuations for product purchases denominated in yen at a fixed conversion rate, which totaled $1,381,000. Gross profit for 2002 was negatively impacted by increased inventory reserves, the write-off of an in-process capital asset project and additional reserves recorded for vacated excess facilities.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative ("SG&A") expenses include salaries, sales commissions, advertising expenses and marketing programs.

Fiscal Year 2004 Compared to 2003

SG&A expenses decreased from $30,084,000 in 2003 to $23,783,000 for 2004. SG&A expenses in 2003 included $5,962,000 for bad debt expense related to a major customer. SG&A for 2004 decreased as a result of headcount reductions in the latter portion of 2003, the impact of which was primarily realized in 2004, and additional headcount reductions in the fourth quarter of 2004, as well as overall cost control measures, which included limitations on expenses and new hiring. SG&A expenses in 2004 increased as a result of increased sales and marketing and advertising programs designed to increase the market awareness of VXA technology and related products. SG&A expense in 2004 includes $175,000 related to compliance with the Sarbanes-Oxley Act of 2002.

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

ENGINEERING, RESEARCH AND DEVELOPMENT

Engineering, research and development expenses include salaries, third-party development costs and prototype expenses.

Fiscal Year 2004 Compared to 2003

Engineering, research and development expenses decreased from $9,826,000 in 2003 to $9,244,000 for 2004. The decrease in 2004 is the result of the net impact of headcount reductions and an increase in costs incurred in developing new VXA and LTO drive and automation products. Management believes that we continue to have the necessary resources in place to meet all technology development related milestones in 2005.

Fiscal Year 2003 Compared to 2002

Engineering, research and development expenses decreased from $23,713,000 in 2002 to $9,826,000 for 2003. The decreases in 2003 are the result of significant headcount reductions, lower costs for external engineering, and a decrease in costs incurred in developing future VXA tape drives and related automation products.

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

Fiscal Year 2004 Compared to 2003

In 2004, other income (expense) includes cash interest expense of $1,581,000 incurred on our bank line of credit and notes payable to suppliers and others, which decreased in 2004, compared to 2003, due primarily to lower outstanding balances on our line of credit during the year.

The result of foreign currency translations was a loss of $1,851,000 in 2003, primarily due to a significant strengthening of the Yen and the Euro against the U.S. dollar in the last half of 2003. Although fluctuations from quarter to quarter in 2004 were significant, the net impact of foreign currency fluctuations was a loss of $105,000 for the year.

Fiscal Year 2003 Compared to 2002

In 2003, other income (expense) includes interest expense of $12,859,000 of which $10,146,000 was stock-based interest related to the issuance of common stock in exchange for investor guaranties on our bank line of credit (discussed in detail below under "Borrowings"). The remaining interest expense was cash interest and fees incurred on our bank line of credit. In 2002 we recognized interest expense of $2,024,000, of which $541,000 related to the beneficial conversion feature of a bridge loan and the value of related stock warrants. Interest incurred on our bank line of credit was higher in 2003 compared to 2002 due to an interest rate of 9.5% for 2003 as compared to 5.5% for 2002.

During 2002, we sold our remaining ownership interest in CreekPath Systems, Inc., resulting in a gain of $1,500,000. Also, during 2002, we recognized income of $1,200,000 related to the sale of a manufacturing license agreement. Both of these items are included in other income for 2002.

The result of foreign currency translations fluctuated from a loss of $803,000 to a loss of $1,851,000 for 2002 and 2003, respectively. These fluctuations resulted primarily from a significant strengthening of the Yen and the Euro against the U.S. dollar in both 2002 and 2003, particularly in the last four months of 2003.

TAXES

In 2003 and 2004, we recognized tax expense of $88,000 and $47,000, respectively, related to our foreign operations. For 2002, we recorded a benefit from income taxes in the amount of $402,000, primarily as a result of a Federal income tax refund received in the amount of $453,000. This refund was for a prior year filing and related to issues for which tax expense had previously been recorded. Based on cumulative operating losses over the prior five years and the uncertainty regarding future profitability, we continue to reserve 100% of our deferred tax assets. We believe a 100% valuation allowance will be required until we achieve a consistent and predictable level of profitability.

At December 31, 2004 , we had domestic net operating loss carry forwards available to offset future taxable income of approximately $207,000,000, which expire between 2005 and 2024. Under the Tax Reform Act of 1986, the amount of and the benefit from net operating losses that can be carried forward may be limited in certain circumstances. Due to a cumulative ownership change of more than 50% over a three-year period which occurred in November 2001 in connection with the Ecrix acquisition, the portion of Exabyte's and Ecrix's pre-business combination tax carryovers totaling $153,000,000 that can be utilized in any one taxable year for federal tax purposes is limited to approximately $1,200,000 per year through 2021. Ownership changes after December 31, 2004 could further limit the utilization of our remaining net operating loss carry forward of $54,000,000, in addition to any losses incurred subsequent to December 31, 2004. As of December 31, 2004, we had approximately $73,000,000 of total net operating loss carryforwards that may be used to offset future taxable income.

LOSS PER SHARE

Basic and diluted loss per share was $0.13 in 2004 compared to $0.70 in 2003 and $1.02 in 2002. Included in the 2004, 2003 and 2002 loss per share is $4,225,000, $556,000 and $4,557,000, related to the beneficial conversion features of the Company's preferred stock. In addition, outstanding common shares increased significantly in 2003 due to shares issued for loan guaranties. Included in the 2002 per share loss amounts are restructuring charges of $0.15 per share.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY ISSUES

We have incurred losses for the past several years, including losses of $29,072,000, $43,692,000 and $9,914,000 in 2002, 2003 and 2004, respectively. Declining revenue, reduced gross margins on certain products, special charges relating to the reorganization of the business and the impact of the weakening dollar versus foreign currencies, such as the Yen and Euro, contributed to losses in 2002, 2003 and 2004 and the Company's continuing liquidity issues. We continue to reassess our business and investigate various strategic alternatives that would increase liquidity. These alternatives may include one or more of the following:

•	Continued restructuring of current operations to decrease operating costs;
•	Obtaining additional capital from debt or equity fund raising activities;
•	Restructuring of terms of notes payable to certain suppliers to provide for extended payment periods;
•	Strategic alliance or business combination and related funding from such a relationship; or
•	Sale of all or a portion of operations or technology rights.

We will continue to explore these and other options that would provide additional capital for current operating needs or longer-term objectives. Although we issued Series AA preferred stock in 2004 for total gross proceeds of $25,000,000, it will be necessary for us to raise additional capital or achieve profitable operations to provide sufficient funds to support our operations in 2005. If we are not successful in achieving one or more of the above actions, including raising additional capital or profitable operations, we may not be able to continue as a going concern. The Series AA proceeds were used primarily to repay our line-of-credit with our bank and meet other supplier requirements. In addition, during 2004, we successfully restructured the payment terms of a note payable to a supplier resulting in the deferral of payments into 2006 and 2007. In March, 2005, we entered into a new line of credit with Wells Fargo Business Credit, Inc. replacing Silicon Valley Bank, which new line provides additional borrowing capacity for us. Currently, our primary sources of funding are our availability under our bank line of credit, notes payable to suppliers and others, and our ability to generate cash from operations. We are currently evaluating additional sources of cash, with an emphasis on obtaining additional equity capital in 2005, and the refinancing of existing obligations to obtain more favorable terms. The amount of such additional liquidity needs cannot presently be determined.

An inability to increase revenue to the level anticipated in our forecasts, a loss of a major customer for VXA or other products, an interruption in delivery of manufactured products from suppliers, increases in product costs, significant unbudgeted expenditures, or other adverse operating conditions could impact our ability to achieve our forecasted cash generated from operations, which may result in a need for additional funding from external sources. There is no assurance that additional funding will be available or available on terms acceptable to the Company. Additional debt could require the approval of our lender under the terms of our line of credit.

CASH FLOWS - 2004

As of December 31, 2004, we have $444,000 in cash and cash equivalents and working capital of $2,988,000. During 2004, we had $13,357,000 in cash used by operating activities, $1,761,000 used by financing activities and $8,583,000 provided by investing activities.

The components of cash used by operations include our net loss of $9,914,000, adjusted for depreciation and amortization expense, stock-based interest expense, provision for uncollectible accounts receivable and sales returns and programs, amortization of deferred revenue, provision for excess and obsolete inventory, stock based compensation and loss on foreign currency translation and other non-cash items, all of which totaled cash provided of $2,310,000. In addition, cash flows from operating activities in 2004 was impacted by (1) a decrease in accounts receivable of $627,000 resulting from increased collections and a decrease in days-sales-outstanding, (2) an increase in inventory of $1,463,000 due to an increase in finished goods inventory to take advantage of lower freight costs for ocean shipments of product and to meet customer demands in the first quarter of 2005, and (3) a decrease in accounts payable and accrued liabilities of $3,672,000 due primarily to the settlement of a stock based interest liability and certain inventory purchase commitments. Cash used by financing activities is comprised primarily of net payments on the bank line-of-credit and other notes payable of $15,228,000 and the net proceeds from the sale of preferred stock of $23,811,000. Cash used by investing activities relates to the purchase of equipment and leasehold improvements.

Our cash from operations can be affected by the risks involved in our operations, including revenue growth, the successful introduction and sales of new product offerings, control of product costs and operating expenses, and overall management of working capital items. Cash required for capital expenditures is expected to total approximately $2,100,000 in 2005, and relates primarily to tooling for new product development activities and investment in information technology equipment.

CASH FLOWS - 2003

As of January 3, 2004, we had $6,979,000 in cash and cash equivalents and negative working capital of $6,561,000. In January 2004, we used a substantial portion of our cash balance to repay our bank line-of-credit balance of $6,498,000. During 2003, we had $23,258,000 in cash provided by operating activities, $2,393,000 used by financing activities and $14,550,000 used by investing activities.

The components of cash provided by operations include our net loss of $43,692,000, reduced by depreciation and amortization expense, stock-based interest expense, provision for uncollectible accounts receivable and sales returns and programs, provision for excess and obsolete inventory, lease termination expense and loss on foreign currency translation, all of which totaled $35,290,000. In addition, cash flows from operating activities in 2003 was impacted by (1) a decrease in accounts receivable of $11,808,000 resulting from a reduction in days-sales-outstanding from 127 days at December 28, 2002 to 56 days at January 3, 2004, as well as the write-off of a $5,962,000 receivable balance from a significant customer that filed bankruptcy in 2003, (2) an increase in deferred revenue related to the $18,500,000 distribution fee received from Imation, (3) a decrease in inventory of $2,683,000 due to increased usage and disposition of inventory items during 2003, and (4) a decrease in accounts payable and accrued liabilities of $2,770,000 due in part to the use of the proceeds from the Media Distribution Agreement to pay aged payables and accrued liabilities. Cash used by financing activities was comprised primarily of net payments on the bank line-of-credit and other notes payable of $16,065,000 and the proceeds from the sale of preferred stock of $1,500,000. Cash used by investing activities relates to the purchase of equipment and leasehold improvements.

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

BORROWINGS

LINE OF CREDIT-BANK

On June 18, 2002, we entered into a $25,000,000 line of credit agreement (the "Agreement") with Silicon Valley Bank ("SVB") that originally expired in June 2005. As of December 28, 2002, we were not in compliance with certain financial covenants included in the Agreement which constituted an event of default. In February 2003, SVB agreed to forbear from exercising its remedies as a result of the default, and in April 2003, we entered into the Third Modification Agreement ("Third Modification"). The Third Modification provided for borrowings of up to $20,000,000, based on a specified percentage of eligible accounts receivable, as defined, and a percentage of specified inventory balances, also as defined in the Agreement and overadvance guarantees by a shareholder and officer totaling $2,500,000. Collateral for all borrowings included substantially all of our assets and the maturity date of the Agreement was revised to September 30, 2003. Interest under the Third Modification was charged at a rate equal to the prime rate plus 5.25%. The Fourth Modification Agreement increased the overadvance guaranties from $2,500,000 to $2,750,000 effective July 18, 2003.

On October 10, 2003, we entered into the Fifth Modification Agreement, which extended the Agreement through September 30, 2005, under similar terms and conditions. In May 2004, we entered into a revised agreement (the "Revised Agreement"), which provided for borrowings of up to $20,000,000 based on 75% of eligible accounts receivable (as adjusted). Eligible accounts receivable excluded balances greater than 60 days past due, certain foreign receivables and other items defined in the Revised Agreement. No borrowings were available based on inventory balances. Interest was charged at the prime rate plus 2.0 (7.25% at December 31, 2004), and the Revised Agreement included financial covenants relating to operating results, limits on inventory levels with product distributors, the maintenance of minimum levels of net worth or deficit and prohibited the payment of cash dividends on common or preferred stock. The Revised Agreement also included certain acceleration clauses that may cause any outstanding balance to become immediately due in the event of default. As of December 31, 2004, we were in compliance with all covenants included in the Revised Agreement, and had $6,173,000 in borrowings outstanding under the line of credit.

In connection with the Third Modification, SVB had notified the Company that it was in an "over advance" state with respect to its line of credit, and that in order for SVB to continue to allow us to borrow against the line, we were required to cause our CEO and a significant shareholder ("Guarantors") to agree to guarantee up to a maximum of $2,500,000 for advances in excess of our credit limit (the "Guaranties"). We, through an independent committee of our Board, negotiated agreements with the Guarantors, whereby the Guarantors agreed to such a guarantee in exchange for a specific number of shares of our common stock, as discussed below. In addition, SVB required that each of the Guarantors enter into a subordination agreement ("Subordination Agreement"), whereby each Guarantor agreed to subordinate to SVB: (1) all of our present and future indebtedness and obligations to the Guarantor; and (2) all of the Guarantor's present and future security interests in our assets and property. Additional guaranties for $250,000 of excess borrowings were obtained from other shareholders in July 2003 under similar terms. The Guaranties were terminated in November 2003. The excess borrowing availability was substantially utilized by the Company during the period of time the Guarantees were in effect. Similar guarantees are not expected to be needed in the future.

As consideration for the Guaranties, we issued to the Guarantors (pro-rata) 50,043,252 shares of its common stock in 2003, and 3,706,748 shares in 2004. We determined the fair value of the shares based on the market price of the Company's stock on the date the shares were earned by the Guarantors, and recorded $10,146,000 of stock-based interest-expense during 2003. The value of the total shares issued under the Guaranties was recorded as interest expense over the anticipated period that such Guaranties were in effect.

In connection with the Third Modification, we issued SVB a fully vested, immediately exercisable and non-forfeitable warrant to purchase 2,000,000 shares of common stock at an exercise price of $0.105 per share pursuant to the Modification Agreement. This warrant was issued as compensation to SVB for continuing to allow access to an extended credit limit while we negotiated the series of Guarantee Agreements with our CEO and a significant investor, as discussed above. We determined the value of the warrants to be $159,000 based on the Black-Scholes option-pricing model with the following assumptions: no dividend yield, expected life - 7 years, volatility - 135%, and risk free interest rate - 3.5%. The fair value of the warrant was recognized as interest expense over the term of the Third Modification, which expired on September 30, 2003. The warrants were exercised in 2004.

On March 9, 2005, we entered into a new asset-based line-of-credit agreement with Wells Fargo Business Credit, Inc. ("Wells Fargo") which provides for borrowings of up to $20,000,000 based on 80% of eligible accounts receivable (as defined), and 60% of eligible finished goods inventory (as defined). Borrowings are secured by substantially all of our assets. This agreement matures on March 31, 2008 and replaced the loan agreement with SVB, which was terminated upon execution of the Wells Fargo agreement. Interest under the new agreement with Wells Fargo will be charged at the lender's prime rate plus 1% (6.25% at March 1, 2005) and includes financial covenants relating to, among other things, operating results, the maintenance of minimum levels of net worth or deficit, limits on inventory levels with product distributors, limits on capital expenditures, liens, indebtedness, guarantees, investment in others and prohibitions on the payment of cash dividends on common or preferred stock. Events of default include a change in control.

NOTES PAYABLE PURVI1#150; SUPPLIERS

During 2003, we entered into agreements with four of our largest suppliers that converted certain accounts payable and accrued liability amounts outstanding at December 28, 2002, totaling $20,900,000, to unsecured notes payable. These amounts were due through 2005 and bore interest at rates ranging from zero to 5%. At December 31, 2004, the remaining balance of $7,001,000 is due to one supplier, Hitachi, Ltd. ("Hitachi"). In November 2004, the payment terms for this note were restructured to provide for repayment through March 31, 2007, with interest at 2.1% through March 31, 2006 and 3.1% thereafter. In September 2003, we entered into restructuring and note payable agreements with a fifth supplier, Solectron Corporation ("Solectron"), for $8,991,000 which converted accounts payable and current inventory purchase commitments to a note payable bearing interest at 9%. In May 2004, we made a $2,020,000 prepayment on the Solectron note and revised the payment schedule. As of December 31, 2004, all inventory purchase commitments had been satisfied, and the total amount due to Hitachi and Solectron under the remaining notes payable – suppliers is $9,411,000 which is payable as follows: 2005 - $3,201,000; 2006 - $5,194,000; 2007 - $1,016,000. As of February 1, 2005, we were in violation of a provision included in the note payable to Hitachi relating to the payment of payables for January product purchases. We received a waiver of such violation on February 14, 2005. We accounted for the modification of the liabilities under EITF 96-19, Debtors Accounting for a Modification or Exchange of Debt Instruments ("EITF 96-19"). In accordance with the provisions of EITF 96-19, the terms of the notes are not considered to be substantially different than the terms of the original liabilities.

NOTE PAYABLE PURVI1#150; LESSOR

In September 2003, we entered into a note payable in the amount of $3,060,000 with the lessor of certain of our former office and manufacturing facilities, in settlement of all past and future amounts due under the lease for such facilities. The note is unsecured, is payable interest only through September 2008, at which time the entire principal amount is due. The interest rate on the note at December 31, 2004 is 6.0% and this rate will continue until September 2007, at which time the rate increases to 10.0% for the final year of the note. Interest on the note was imputed at a rate of 9.0% over the term of the note and, accordingly, the note was recorded net of discount of $359,000. The 9.0% rate was considered to be a market interest rate based on other borrowings of the Company. The discount is being recognized over the term of the note as additional interest expense using the effective interest method.

MEDIA DISTRIBUTION AGREEMENT

On November 7, 2003, we entered into a Media Distribution Agreement ("MDA") with Imation whereby we granted Imation the exclusive worldwide marketing and distribution rights for our proprietary removable data storage media. In exchange for such rights, Imation paid us a one-time distribution fee of $18,500,000. Under the MDA, we agreed to grant Imation a subordinated security interest in our intellectual property to secure our obligations under the MDA and a seat as an observer on our Board of Directors. The MDA has an indefinite term, but provides for termination by Imation upon 180 days' prior written notice, or upon a material default by either party. If Imation terminates the MDA because of a material default by Exabyte, we must pay Imation a prorated portion of the distribution fee (based on 10 years from November 7, 2003). If the MDA is terminated by Imation, we are not obligated to refund any portion of the distribution fee. The MDA provides for discounted sales prices to Imation which, in turn, reduces our gross margin on media sales.

NON-CURRENT LIABILITIES AND CONTRACTUAL OBLIGATIONS

We are committed to make certain payments for non-current liabilities including notes payable. Our cash payments due  under these contractual obligations as of December 31, 2004 are as follows:

(In thousands)	Less than 1 year	1 - 3 years	After 3 years	Total
Notes payable	$3,201	$9,183	$—	$12,384
Operating leases	1,940	1,663	3	3,606
Capital lease obligations	99	21	—	120
	$5,240	$10,867	$3	$16,110

We expect to fund these obligations through cash generated from operations, borrowings under our bank line of credit and, if necessary, additional external debt or equity financings.

In addition, as of December 31, 2004, we have issued irrevocable letters-of-credit in favor of certain suppliers totaling $750,000, of which $500,000 expires March 31, 2005 and $250,000 expires April 30, 2005. It is expected that these letters-of-credit will be extended through December 31, 2005.

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

FOREIGN CURRENCY EXCHANGE RATES

We have foreign subsidiaries whose operations expose us to foreign currency exchange rate fluctuations (See Note 1 to the Consolidated Financial Statements). Fluctuations in foreign currency exchange rates could impact remeasurement of our foreign denominated assets and liabilities into U.S. dollars and our future earnings and cash flows from transactions denominated in different currencies. At December 31, 2004, 7.3% of our total liabilities were denominated in foreign currencies. During 2004, 18.7% of operating expenses were denominated in foreign currencies. Assets and revenue denominated in foreign currencies were not significant in 2004. We have subsidiaries in Europe, Japan and Singapore whose accounting records are maintained in their local currency. Our exposure to currency exchange rate fluctuations is diversified due to the number of different countries in which we conduct business, although our most significant exposure relates to the Yen due to a note payable to a Japanese supplier. The note payable provides for payments at a fixed conversion rate of 120 Yen/dollar. Foreign currency gains and losses will continue to result from fluctuations in exchange rates and will impact future operating results. We recognized a gain of $81,000 in 2004 due to the foreign currency translation of the note payable to a supplier denominated in Yen discussed above. In addition, our cost of goods sold increased in the first quarter of 2004 by $488,000 due to payments made in Yen to suppliers and the related fluctuations in the exchange rate. Effective April 1, 2004, purchases under this agreement are made in US dollars.

We prepared sensitivity analyses of our exposure from foreign assets and liabilities as of December 31, 2004, and our exposure from anticipated foreign revenue and operating expenses in 2005 using historical data and anticipated future activity to assess the impact of hypothetical changes in foreign currency exchange rates. Based upon the results of these analyses, we estimate that a hypothetical 10% unfavorable change in foreign currency exchange rates from the 2004 year end rates could result in a $654,000 loss on translation and increase in liabilities. The expected impact on net revenue and operating expenses is not considered significant.

INTEREST RATES

At December 31, 2004, we had $6,173,000 outstanding on our line of credit, and our interest rate on the line was prime plus 2.0% (7.25%). As of March, 2005, under our new line of credit with Wells Fargo Business Credit, our interest rate is prime plus 1% (6.25% at March 1, 2005). Fluctuations in interest rates during 2005 could impact our interest expense related to this line of credit. Other notes payable are at fixed rates throughout 2005.

We prepared sensitivity analyses of our exposure to interest rate fluctuations to assess the impact of a hypothetical change in interest rates. Based on the results of these analyses, we estimate that a hypothetical 10% unfavorable change in interest rates with respect to our current rate of prime plus 1.0% could increase interest expense by $550,000, assuming an estimated average borrowing level of $8,000,000 during 2005. This risk is similar to the interest rate risk presented in the prior year, and could have a significant effect on our results of operations, cash flows or financial condition in 2005.

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

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

None reported.

ITEM 9A.

CONTROLS AND PROCEDURES

As of December 31, 2004, Exabyte conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by Exabyte in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms as of December 31, 2004. There was no change in our internal control over financial reporting during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, Exabyte's internal control over financial reporting.

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

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company and their ages as of March 1, 2005, are as follows:

DIRECTORS

A. LAURENCE JONES

Mr. A. Laurence Jones, age 52 has served as a director of Exabyte since 1998 and served as non-executive Chairman of the Company from January of 2002 until June 2002. He is currently President and CEO of Activant Solutions Inc. a leading software provider of vertical ERP solutions for distribution industries. He is also principal of Aegis Management, LLC which provides high-level management consulting services. From November 2002 through July 2004 Mr. Jones was Chairman and CEO of Interelate Inc. a provider of outsourced customer relationship management services backed by Great Hill Partners and Goldman Sachs Private Equity. From March of 1999 to January 2002 Mr. Jones served as President and CEO of MessageMedia, a public internet company providing e-marketing services. From 1998 to 1999 he served as an independent operating affiliate of McCown Deleeuw and Co., a private equity firm and served as chairman of SARCOM, a national IT services company. From 1993 to 1998, Mr. Jones served as President and CEO of Neodata Services Inc., a direct marketing services company with lead investor Hicks, Muse, Tate and Furst. He also served as President and CEO of GovPX, Inc. a leading financial information services provider from 1991 to 1993. From 1987 to 1991 Mr. Jones was with Automatic Data Processing and from 1987 to 1997 Wang Laboratories. Mr. Jones also serves as a director of Realm Corporation, a private real estate software company, and WebClients, a private affiliate marketing company backed by Thoma Cressey Equity Partners.

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

JOHN R. GARRETT

Mr. John R. Garrett, age 47, joined Exabyte as a director in December 2003. He is currently a managing director of Meritage Private Equity Funds, a Denver-based private equity firm with over $475 million of committed capital under management. Prior to joining Meritage upon its formation in 1999, Mr. Garrett was a shareholder of the Denver law firm of Brownstein Hyatt & Farber, where he served as head of the corporate and securities law practice group from 1995 to 1999. Previously, Mr. Garrett was a partner in the national law firm of Kirkland & Ellis in Denver and New York City from 1986 to 1995. Mr. Garrett also serves on the board of directors of Xspedius Communications LLC and e-Xchange Advantage Corporation, both Meritage portfolio companies.

THOMAS E. PARDUN

Mr. Thomas E. Pardun, age 61, has served as a director of Exabyte since April 1995. Mr. Pardun served as Chairman of the Board of Western Digital Corporation, an information storage provider, from January 2000 until December 2001, and Chairman of the Board and Chief Executive Officer of edge2net, Inc., a provider of voice, data and video services, from November 2000 until September 2001. Previously, Mr. Pardun was President of MediaOne International, Asia-Pacific (previously U.S. West International, Asia-Pacific, a subsidiary of U.S. West, Inc.), an owner/operator of international properties in cable television, telephone services, and wireless communications companies, from May 1996 until his retirement in July 2000. Before joining U.S. West, Mr. Pardun was President of the Central Group for Sprint, as well as President of Sprint's West Division and Senior Vice President of Business Development for United Telecom, a predecessor company to Sprint. Mr. Pardun also held a variety of management positions during a 19-year tenure with IBM, concluding as Director of product line evaluation. Mr. Pardun also serves as a director of Western Digital Corporation, MegaPath Networks, and Occam Networks, Inc.

LEONARD W. BUSSE

Mr. Busse, age 66, became a director of Exabyte in October 2002. Mr. Busse is a Certified Public Accountant. From 2001-2004, Mr. Busse was a Senior Advisor and Acting CFO for Headwater M B of Denver. From 1998 – 2000, Mr. Busse was the Chief Financial Officer and a director of Worldbridge Broadband Services of Lakewood, CO, a telecom technical services company. Prior to Worldbridge, he was the Managing Director and Chief Executive Officer of First Citizens Bank Limited in Trinidad and Tobago from 1994 - 1996. Mr. Busse was also the President and Chief Executive Officer of The Pacific Bank of San Francisco from 1993 – 1994 and provided consulting services through his consulting company, The Busse Group, from 1989 – 1993. Prior to these positions, he held various executive management positions with Continental Illinois National Bank of Chicago over 25 years.

STEPHANIE SMELTZER MCCOY

Ms. McCoy, age 36, joined Exabyte as a director in September 2002. She is a Vice President with Meritage Private Equity Funds, a Denver-based private equity firm with over $475 million in committed capital under management. Prior to joining Meritage in 2001, Ms. McCoy earned an M.B.A. from Harvard Business School with high distinction as a George F. Baker Scholar. Previously, she was an investment banking professional with The Wallach Company in Denver, Colorado during 1999, and from 1995 to 1999 was an Associate Director with Arthur Andersen where she co-founded the firm's corporate finance practice in Moscow, Russia. Ms. McCoy is a member of the American Institute of Certified Public Accountants. Ms. McCoy also serves on the board of directors of Trillion Partners and is board observer for Atreus Systems, both Meritage portfolio companies.

Mr. Ward and Mr. Rodriguez are also directors and information regarding each of them is provided below under "Officers".

OFFICERS

TOM W. WARD

Mr. Tom Ward, age 48, joined Exabyte as its President and Chief Executive Officer and a director in June 2002. Mr. Ward founded Data Storage Marketing, a distributor of storage products, in 1987 and sold the company to General Electric in 1997. Mr. Ward founded Canicom in 1997, a call center company, which he sold to Protocol Communications, an integrated direct marketing company, in 2000, assuming the position of Chief Operating Officer until June 2001. Mr. Ward began his career with Storage Technology Corporation serving in several roles in engineering and marketing. He later joined MiniScribe as Director of Sales for High Performance Products.

JUAN A. RODRIGUEZ

Mr. Juan A. Rodriguez, age 64, has served as a director and Chief Technologist of Exabyte since November 2001, was its interim President and Chief Executive Officer from January 2002 until June 2002, and has served as its Chairman of the Board and Chief Technologist since June 2002. Mr. Rodriguez co-founded Ecrix Corporation in 1996 and was its Chairman of the Board and Chief Executive Officer since 1996. Mr. Rodriguez co-founded Storage Technology Corporation in 1969 after several years as an IBM tape technology engineer. While at Storage Technology Corporation, he served in vice presidential and general manager roles over Engineering, Hard Disk Operations and Optical Disk Operations. In 1985, Mr. Rodriguez co-founded Exabyte Corporation, where he held the positions of chairman, president and CEO through 1992. Mr. Rodriguez is an adjunct professor for the University of Colorado, Boulder College of Engineering and Applied Science.

CARROLL A. WALLACE

Mr. Carroll Wallace, age 55, was engaged as a consultant in May 2003 to act as the interim Chief Financial Officer of Exabyte and became an employee and officer on November 1, 2003. Mr. Wallace was a partner at KPMG LLP from 1982 to 2002, at which time he retired from the firm. During Mr. Wallace's tenure at KPMG, he served as partner in charge of the audit department of the Denver, Colorado office from 1992 to 1995, and from 1995 through 2001, Mr. Wallace headed KPMG's Colorado technology practice which served companies ranging in size from early growth state to large diverse corporations.

The directors serve until the annual meeting of stockholders in the following years or their successors are elected and qualified: 2005, Mr. Garrett, Mr. Pardun and Mr. Rodriguez; 2006, Mr. Busse, Ms. Smeltzer McCoy and Mr. Ward; 2007, Mr. Jones and Mr. Tankersley.

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

The following persons made untimely filings of Statements of Changes in Beneficial Ownership on Form 4: John Garrett, two reports concerning two transactions; Meritage Investment Partners LLC, two reports concerning two transactions; Juan A. Rodriguez, five reports concerning seven transactions; G. Jackson Tankersley, Jr., three reports concerning three transactions; and Tom W. Ward, five reports concerning six transactions. These Form 4s were inadvertently filed late. The Company will emphasize the filing of Form 4 reports in a timely manner.

ITEM 11.

EXECUTIVE COMPENSATION COMPENSATION COMMITTEE REPORT4

COMPENSATION COMMITTEE POLICIES

The Compensation Committee (the "Committee") consists of five non-employee directors. The Committee establishes and administers the policies that govern compensation of executive officers. Compensation for Exabyte's executive officers includes the following key elements:

•	base salary;
•	incentive bonus awards; and
•	stock option awards (long-term compensation).

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

In establishing an executive officer's bonus plan opportunity, the Committee considers each executive officer's position and level of responsibility. Incentive bonus award payouts are based upon Exabyte's performance as measured, in GAAP numbers, by actual achievement against the annual operating plan approved by the Board of Directors during the previous fiscal year. In setting the 2004 bonus plans, the Committee established prior to each quarter the bonus Company thresholds in determining bonus targets for the executive officers, and offers a range between 50% and 150% of the bonus target depending on Company performance. Furthermore, the 2004 bonus plan included the right of the Compensation Committee to grant, at its sole discretion, up to 50% of the target bonus amounts under the Plan if it determined that, notwithstanding the Company's failure to meet the submitted financial plan at the close of each respective quarter, the senior management team is deserving of a bonus recognition for its efforts. Bonuses were earned for the first and second quarters of 2004 payable in a combination of cash and stock to the executive officers, including the CEO.

It is the intention of Exabyte to continue to issue stock options to executive officers, including the CEO in order to provide long-term incentives to its employees. In establishing an executive officer's level of stock option grant, the Committee takes into account the executive officer's performance during the previous fiscal year, his potential to influence the operations of Exabyte in the future and the performance of Exabyte during the previous fiscal year. In particular, the Committee looks at criteria such as Exabyte's:

•	financial performance;
•	stock performance;
•	long-term strategic decisions; and
•	response to a rapidly changing competitive environment.

_________________________

4       The material in this report is not "soliciting material," is not deemed "filed" with the SEC and is not to be incorporated by reference in any filing of Exabyte under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

For 2004, executive officers were granted stock options in February in lieu of a bonus payment, and in June, based on their respective positions as well as recommendations provided by the Chief Executive Officer of the Company. The grant of stock options to executive officers was intended to provide for a greater opportunity for up-side reward to be created in stock option incentives awarded to the executive officers in 2004 in order to more closely align individual compensation with company stock performance.

CHIEF EXECUTIVE OFFICER COMPENSATION

Mr. Ward received a base salary that was commensurate with the base salary of Exabyte's prior CEOs. Similar to the executive officers, he did not receive a raise in his base salary during 2004. Mr. Ward's quarterly bonus goals are set each quarter by the Board. In accordance with the Company's employment agreement with Mr. Ward, upon achievement of that quarter's goals, Mr. Ward's base for bonus payments is $75,000 of restricted stock, and is further aligned with the sliding scale approved for all executive officers (50% - 150% of the base bonus payment). During 2004, the Board determined that Mr. Ward earned bonuses of $145,500, paid in restricted stock for performance of the Company for the first and second quarters of 2004.

Mr. Ward additionally received in 2004, an option to purchase up to a total of 37,500 shares of common stock, which vests as to 2% per month over 50 months. This option was in lieu of a first quarter bonus payment. The Committee determined that due to Mr. Ward's previously granted options, he should not receive any additional stock options in 2004.

DEDUCTIBILITY OF COMPENSATION

Section 162(m) of the Internal Revenue Code of 1986 generally imposes on Exabyte an annual corporate deduction limitation of $1 million on the compensation of certain executive officers. Compensation in excess of $1 million may be deducted if it is "performance-based compensation" within the meaning of the Code. Exabyte has not adopted a policy with respect to the treatment of all forms of compensation under Section 162(m) of the Code. However, the Compensation Committee has determined that stock options and rights granted under each of its employee stock option plans (which does not include a grant of an option for 7,000,000 shares to Mr. Ward in 2003) with an exercise price at least equal to the fair market value of Exabyte's common stock on the date of grant should, be treated as "performance-based compensation."

COMPENSATION COMMITTEE:

Thomas E. Pardun, Chairman
John R. Garrett	Leonard W. Busse
Stephanie Smeltzer McCoy	A. Laurence Jones

COMPENSATION COMMITTEE INTERLOCKS

During 2004 none of the Company's executive officers served on the board or compensation committee of another company which had one of its executive officers serve as one of the Company's directors or a member of the Company's Compensation Committee.

COMPENSATION OF DIRECTORS

Currently, each director who is not an employee of Exabyte, with the exception of the Chairmen of the Audit and Compensation Committees, receives $15,000 as an annual retainer for his services as a director. The Chairmen of the Audit and Compensation Committees each receive a $30,000 annual retainer. These retainers are paid in quarterly installments in cash or stock at the discretion of the individual directors. Non-employee directors receive $1,500 for each Board meeting they attend in person and $250 for each telephone Board meeting in which they participate. The Audit Committee members receive $750 per Audit Committee meeting in which they participate, and all other committee members receive $250 per committee meeting in which they participate. Non-employee directors are also reimbursed for out-of-pocket travel expenses in connection with their attendance at Board meetings.

Meeting fees are payable in shares of restricted common stock instead of cash. The closing stock price on the day of each meeting is used to determine the number of shares granted to each director. For fiscal 2003, the total number of restricted common stock shares issued to each director was issued at the beginning of 2004. Beginning in June of 2004, the Company began issuing such shares on a quarterly basis. In 2004, a total of $180,225 and 598,788 shares of restricted common stock were issued to directors for their services rendered during fiscal 2003 and 2004.

Non-employee directors received options under the Incentive Stock Plan until the stockholders approved the 2004 Exabyte Corporation Employee Stock Option Plan ("2004 Plan") in June of 2004, at which point non-employee director options were issued out of the 2004 Plan. Prior to 2004, on January 27th of each fiscal year, each non-employee director that has been so for at least three months was automatically granted an option to purchase 15,000 shares of common stock. Beginning in 2004, the Compensation Committee increased this automatic option grant to 100,000 shares. Upon initial election to the board all newly elected non-employee directors receive an option to purchase 25,000 shares. The exercise price of these options is equal to the fair market value of the stock as of the date of grant. Directors are also eligible to receive discretionary grants of options under the Incentive Stock Plan and the 2004 Plan. During fiscal 2004, options covering a total of 585,000 shares (of which 425,000 shares were discretionary grants designed to bring the 2004 grants to directors up to the 100,000 share level adopted by the Board) were granted to non-employee directors as a group with a weighted average exercise price of $0.82 per share.

SUMMARY OF COMPENSATION

The following table provides summary compensation information paid to or earned by Exabyte's Chief Executive Officer, and the Company's two other executive officers at the end of fiscal 2004, (collectively, the "Named Executive Officers"):

SUMMARY COMPENSATION TABLE

		Annual Compensation		Long-Term Compensation Awards
Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Securities Underlying Options (#)(3)	All Other Compensation ($)(4)(5)
Tom W. Ward(6)	2004	300,000	145,500(2)	37,500	810
President and Chief Executive	2003	300,000	225,000(2)	7,000,000	810
Officer	2002	166,154	75,000(2)	7,000,000	1,033
Juan A. Rodriguez(7)	2004	225,014	98,000(2)	1,525,000	3,176
Chairman of the Board and	2003	225,014	50,000(2)	940,000	3,176
Chief Technologist	2002	225,014		540,000	7,114
Carroll A. Wallace(8)	2004	200,000	98,000(2)	1,525,000	1,805
Chief Financial Officer	2003	15,384	50,000(2)	400,000	74

(1)	Includes amounts earned but deferred at the election of the Named Executive Officers under the 401(k) plan.
(2)	2002 bonus amounts include the value of 111,940 shares issued to Mr. Ward for a bonus earned in 2002.

2003 bonus amounts include the value of 745,214 shares issued to Mr. Ward, 52,631 shares issued to Mr. Rodriguez, and 52,631 shares issued to Mr. Wallace for bonuses earned in 2003.

2004 bonus amounts include the value of 161,378 shares issued to Mr. Ward, 65,210 shares issued to Mr. Rodriguez, and 65,210 shares issued to Mr. Wallace for bonuses earned in 2004.

(3)	We have not granted any SARs or restricted stock awards.
(4)	As permitted by SEC rules, we have not shown amounts for certain perquisites where the amounts do not exceed the lesser of 10% of bonus plus salary or $50,000.
(5)

2004 compensation includes the dollar value of executive life insurance premiums paid by Exabyte for the benefit of the Named Executive Officers as follows: Mr. Ward, $810; Mr. Rodriguez, $3,176; and Mr. Wallace, $1,805.

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

OFFICER SEVERANCE PROGRAM

Exabyte has a severance program that provides for severance payments in the event that certain officers and other specified employees are terminated within one year after certain changes in control of Exabyte occur. The amounts payable under this program may vary dependent on the position of the terminated officer or employee. The program limits the amount payable to up to 12 months of compensation and also provides for the accelerated vesting of outstanding stock options held by the terminated officer or employee. These agreements are scheduled to expire in July, 2005.

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

INCENTIVE STOCK PLAN

The Board adopted the Incentive Stock Plan in January 1987. Due to a series of amendments, as of March 8, 2005 there were 9,500,000 shares of common stock authorized for issuance under the Incentive Stock Plan. The Incentive Stock Plan provides for the grant of both incentive stock options (which generally have a favorable tax treatment for the optionee) and non-statutory stock options to employees, directors and consultants. These grants are made at the discretion of the Board. The Incentive Stock Plan also provides for the non-discretionary grant of non-statutory stock options to our non-employee directors. In connection with the sale of Series G Preferred Stock on April 12, 2001, we revised the Incentive Stock Plan to provide that, Exabyte shall not, unless approved by the holders of a majority of the shares present and entitled to vote at a duly convened meeting of stockholders;

•         grant any stock options with an exercise price that is less than 100% of the fair market value of the underlying stock on the grant; or

•	reduce the exercise price of any stock option granted under the Incentive Stock Plan.

As of March 8, 2005, options to purchase 4,893,570 shares were outstanding under the Incentive Stock Plan and 667,682 shares were available for future grant.

2004 EXABYTE CORPORATION EMPLOYEE STOCK OPTION PLAN

The Board adopted the 2004 Exabyte Corporation Employee Stock Option Plan ("2004 Plan") on May 4, 2004 and the stockholders approved the plan on June 11, 2004. As of March 8, 2005, there were 25,000,000 shares of common stock authorized for issuance under the 2004 Plan. The 2004 Plan provides for the grant of non-statutory stock options to employees, directors and consultants. These grants are made at the discretion of the Board. The 2004 Plan also provides for the non-discretionary grant of stock options to our non-employee directors. The option price per share under the 2004 Plan must not be less than 100% of the fair market value on the date of grant of the underlying stock.

As of March 8, 2005, options to purchase 15,095,500 shares were outstanding under the 2004 Plan and 9,904,500 shares were available for future grant.

STOCK OPTION GRANTS

The following table contains information for fiscal 2004 concerning the grant of stock options under either the Incentive Stock Plan or the 2004 Plan, as noted, to the Named Executive Officers:

OPTION GRANTS IN LAST FISCAL YEAR

	Individual Grants
Name	Number of Securities Underlying Options Granted (#)	% of Total Options Granted to Employees in Fiscal Year(3)	Exercise Price ($/SH)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(4)
					5% ($)	10% ($)
Tom W. Ward	37,500(1)	0.25%	$1.30	2/20/2014	$30,659	$77,695
Juan A. Rodriguez	25,000(1)	0.17%	$1.30	2/20/2014	$20,439	$51,797
	1,500,00(2)	10.08%	$0.82	6/11/2014	$773,540	$1,960,303
Carroll A. Wallace	25,000(1)	0.17%	$1.30	2/20/2014	$20,439	$51,797
	1,500,000(2)	10.08%	$.82	6/11/2014	$773,540	$1,960,303

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

(2)

Options under the 2004 Plan generally vest at the rate of 2% of the total grant per month, beginning one month from the date of grant, for a period of 50 months. Options may only be non-statutory options. The exercise price of options granted under the 2004 Plan must be at least equal to the fair market value of the common stock on the date of grant. In accordance with the option agreements issued under the 2004 Plan, options granted to certain executive officers and other members of management pursuant to the 2004 Plan will fully vest upon a change in control. Pursuant to the Bylaws of Exabyte, the Board may not reprice options granted under any of its option plans without approval of the stockholders by a majority vote.

(3)	Based on options granted to Exabyte employees during fiscal 2004 to purchase 14,875,000 shares.
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

OPTION EXERCISES AND YEAR-END HOLDINGS

The following table provides information concerning the exercise of options during fiscal 2004 and unexercised options held as of the end of fiscal 2004 for the Named Executive Officers:

	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at FY-End (#)(1)		Value of Unexercised In-the-Money Options at FY-End ($)(2)
Name	(#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Tom W. Ward	0	0	4,047,500	9,990,000	589,120	1,251,880
Juan A. Rodriguez	0	0	1,235,800	1,969,200	80,312	163,508
Carroll A. Wallace	0	0	289,000	1,636,000	0	0

(1)	Includes both "in-the-money" and "out-of-the-money" options. "In-the-money" options are options with exercise prices below the market price of Exabyte's common stock (as noted) on December 31, 2004.
(2)

Fair market value of Exabyte's common stock on December 31, 2004, the last trading day of fiscal 2004 ($0.41, based on the closing sales price reported on the Over the Counter Bulletin Board) less the exercise price of the option.

PERFORMANCE GRAPH(1)

This graph compares the performance of Exabyte's common stock with that of the Nasdaq Market Index and the Nasdaq Computer Manufacturer Stocks Index over the same period. It assumes an investment of $100 in Exabyte's common stock and each of the two indexes on December 31, 1999 (end of fiscal year 1999), with the reinvestment of all dividends.

(1)

The material in this chart is not "soliciting material," is not deemed "filed" with the SEC and is not to be incorporated by reference in any filing of Exabyte under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides certain information regarding the ownership of Exabyte's common stock as of March 1, 2005 by:

•	each director;
•	each current executive officer named in the Summary Compensation Table;
•	all of Exabyte's directors and the named Executive Officers as a group; and
•	all those known to be beneficial owners of more than five percent of Exabyte's common stock.

	Beneficial Ownership(1)
Beneficial Owner	Number of Shares	Percent of Total	Percent of Outstanding Votes
Meritage Investment Partners LLC(2)	71,250,378	53.77%	45.26%
1600 Wynkoop
Suite 300
Denver, CO 80202
Juan A. Rodriguez(3)	1,838,947	1.62%	*
Tom W. Ward(3)(5)	15,105,492	12.52%	5.74%
Leonard W. Busse(3)	174,989	*	*
John R. Garrett(3)	69,257	*	*
A. Laurence Jones(3)	424,187	*	*
Stephanie Smeltzer McCoy(3)	208,462	*	*
Thomas E. Pardun(3)	251,409	*	*
G. Jackson Tankersley, Jr.(3)(4)	72,244,566	54.23%	45.52%
Carroll A. Wallace(3)	560,841	*	*
Executive Officers and Directors as a group (9 persons)(6)	90,752,335	62.95%	52.28%

*	Less than one percent.
(1)

This table is based upon information supplied by officers, directors and principal stockholders and by Schedules 13D and 13G, if any, filed with the SEC. Subject to footnotes below and community property laws, where applicable, each of the stockholders named has sole power to vote and dispose of the shares indicated as beneficially owned. As required by Rule 13d-3(d), each of the names indicated in the table are deemed to be the beneficial owner of shares that the person has the right to acquire beneficial ownership of within 60 days of March 1, 2005.

Applicable percentages are based on 157,697,069 shares outstanding on March 1, 2005, adjusted as required by Rule 13d-3(d)(1).

(2)

This information is based on a Schedule 13D, dated May 4, 2004, filed with the SEC and subsequent information separately provided by Meritage Private Equity Fund, L.P. ("Meritage Fund"), a private equity investment fund, and Meritage Investment Partners, LLC ("Meritage Investment"), a manager of private equity investment funds and the sole general partner of Meritage Fund.

Includes shares directly beneficially owned by Meritage Fund as follows: 44,423,719 shares of common stock, 13,735,547 shares of Series AA Preferred stock (as-converted), and 4,208,344 shares of common stock issuable upon the exercise of warrants.

Also includes shares owned indirectly beneficially by Meritage Investment through two other funds in which it is the sole general partner as follows: 6,242,000 shares of common stock, 1,929,994 shares of Series AA Preferred stock (as-converted), and 710,772 shares of common stock issuable upon the exercise of warrants.

Meritage Fund is shown to have sole voting and dispositive power over 61,780,961 shares, representing 47.57% of the common stock. Meritage Investment is shown to have sole voting and dispositive power over all of the shares.

(3)

Includes shares issuable upon the exercise of outstanding stock options that are exercisable within 60 days of March 1, 2005, as follows: Mr. Rodriguez, 1,343,000 shares; Mr. Ward, 4,850,500 shares; Mr. Busse, 49,400 shares; Mr. Garrett, 29,300; Mr. Jones,

239,200 shares; Ms. McCoy, 40,300 shares; Mr. Pardun, 104,200 shares; Mr. Tankersley, 50,300 shares; and Mr. Wallace, 443,000 shares.

(4)

Includes the shares listed for Meritage Investment Partners LLC under footnote 2, as to which Mr. Tankersley has voting and dispositive power by virtue of being a managing member of Meritage Investment Partners, LLC. Mr. Tankersley disclaims beneficial ownership of such shares. Also includes the following shares held by the following entities: Millennial Holdings LLC, 59,760 shares of common stock; 281,226 shares of Series AA preferred stock (as-converted) and 84,367 shares of common stock issuable upon the exercise of warrants; The Millennial Fund, 22,980 shares of common stock; 101,323 shares of Series AA preferred stock (as-converted) and 30,396 shares of common stock issuable upon the exercise of warrants; and Tankersley Family Limited Partnership, 34,954 shares of common stock, 127,516 shares of Series AA preferred stock (as-converted) and 38,254 shares of common stock issuable upon the exercise of warrants. Mr. Tankersley is the managing member of Millennial Holdings LLC and sole general partner of Tankersley Family Limited Partnership and may be deemed to posses voting and dispositive power over shares held by such entities. Mr. Tankersley disclaims beneficial ownership of all such shares. The Millennial Fund is not a separate legal entity and Mr. Tankersley is the direct beneficial owner of all shares held in that name.

(5)	Includes 2,945,717 shares of Series AA preferred stock (as converted) owned directly by Mr. Ward.
(6)	Includes shares described in the notes above, as applicable.
(7)

Percentage of total voting power is based on votes of shares actually outstanding and owned by the stockholder and the total votes of outstanding shares as of March 1, 2005. Series AA Preferred stock is non-voting stock.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following provides information on the fees billed to the Company by its principal independent registered public accountants for each of the last two fiscal years for audit services and in each of the last two fiscal years for audit-related, tax and other services. All fees are reviewed and approved by the Company's Audit Committee in advance of the performance of such services. Effective May 3, 2004, the Company engaged Ehrhardt Keefe Steiner & Hottman PC as its independent registered public accounting firm.

Audit Fees. Includes the aggregate fees billed by the Company's accountants for professional services related to the audit of our annual consolidated financial statements for fiscal 2003 and 2004 included in our Annual Reports on Form 10-K, and for the review of the unaudited consolidated financial statements for fiscal 2003 and 2004 included in our Quarterly Reports on Form 10-Q. Also includes fees billed for employee benefit plan audits.

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

In the course of its meetings, the Audit Committee has determined that these other services are compatible with maintaining our accountants' independence.

FEE DETAIL

FEE CATEGORY	2004	2003
Audit Fees	$142,000	$215,000
Audit-Related Fees	$0	$0
Tax Fees	$26,500	$55,000
All Other Fees	$9,000	$11,000

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES,

(A) 1. CONSOLIDATED FINANCIAL STATEMENTS

(A) 2. CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

Years ended December 28, 2002, January 3, 2004 and December 31, 2004.

II	Valuation and Qualifying Accounts	S-1

All other schedules are omitted because they are inapplicable, not required under the instructions, or the information is included in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Exabyte Corporation

Boulder, Colorado

We have audited the accompanying consolidated balance sheet of Exabyte Corporation and its subsidiaries as of December 31, 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. Our audit also included the consolidated financial statement schedule II for the year ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Exabyte Corporation and its subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule II for the year ended December 31, 2004, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming Exabyte Corporation and its subsidiaries will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, Exabyte Corporation and its subsidiaries has experienced recurring losses and has an accumulated deficit of $145,543,000 which, among other things, raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Ehrhardt Keefe Steiner & Hottman PC

Ehrhardt Keefe Steiner & Hottman PC

January 28, 2005

Denver, Colorado

F -

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Exabyte Corporation

In our opinion, the accompanying consolidated balance sheet as of January 3, 2004 and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the two years in the period ended January 3, 2004 present fairly, in all material respects, the financial position, results of operations and cash flows of Exabyte Corporation and its subsidiaries as of January 3, 2004 and for each of the two years in the period ended January 3, 2004, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the consolidated financial statement schedule for each of the two years in the period ended January 3, 2004 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Denver, Colorado

March 30, 2004

F -

EXABYTE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)	January 3, 2004	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$6,979	$444
Accounts receivable, less allowances for uncollectible accounts and sales returns and programs of $1,804 and $1,910, respectively	14,764	13,929
Inventory, net	12,085	12,398
Other	1,777	2,322
Total current assets	35,605	29,093

Equipment and leasehold improvements, net (Note 2)	2,781	2,601
Goodwill	7,428	7,428
Other non-current assets	315	857

Total non-current assets	10,524	10,886
Total assets	$46,129	$39,979

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$8,843	$7,766
Accrued liabilities (Note 3)	9,436	5,017
Current portion of deferred revenue (Note 9)	3,495	3,460
Line of credit - Bank (Note 4)	6,498	6,173
Current portion of notes payable - suppliers (Note 4)	13,384	3,201
Current portion of other non-current liabilities	510	488
Total current liabilities	42,166	26,105
Notes payable, less current portion (Note 4):
Suppliers	11,014	6,210
Others	2,946	2,973
	13,960	9,183
Deferred revenue, less current portion (Note 9)	16,980	15,025
Accrued warranties, less current portion	979	845
Other liabilities, less current portion	460	573
Total liabilities	$74,545	$51,731

See accompanying notes to the consolidated financial statements.

F -

EXABYTE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands, except per share data)	January 3, 2004	December 31, 2004
Stockholders' equity (deficit) (Notes 5 and 6):
Preferred stock; no series; $.001 par value; 18,350 shares authorized; no shares issued and outstanding	$—	$—
Preferred stock; series A; $.001 par value; 500 shares authorized; no shares issued and outstanding	—	—
Series G convertible preferred stock; $.001 par value; 1,500 shares authorized; no shares issued and outstanding	—	—
Series H convertible preferred stock; $.001 par value; 9,650 shares authorized; 7,296 shares issued and outstanding at January 3, 2004; exchanged for Series AA preferred shares in 2004	7	—
Series I convertible preferred stock; $.001 par value; 10,000 shares authorized; 9,321 shares issued and outstanding at January 3, 2004; exchanged for Series AA preferred shares in 2004	9	—
Series AA convertible preferred stock; $.001 par value; 55 shares authorized; 45 shares issued and outstanding at December 31, 2004; aggregate liquidation preference at December 31, 2004 of $44,909	—	—
Common stock, $.001 par value; 350,000 shares authorized; 93,017 and 111,961 shares outstanding, respectively	93	112
Additional paid-in capital	107,682	134,257
Treasury stock, at cost; 96 shares	(578)	(578)
Accumulated deficit	(135,629)	(145,543)
Total stockholders' deficit	(28,416)	(11,752)

Commitments and contingencies (Note 10)

Total liabilities and stockholders' deficit	$46,129	$39,979

See accompanying notes to the consolidated financial statements.

F -

EXABYTE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)	Fiscal Years Ended
	December 28, 2002	January 3, 2004	December 31, 2004

Net revenue	$133,191	$94,169	$102,051
Cost of goods sold	110,948	78,576	76,997

Gross profit	22,243	15,593	25,054

Operating expenses:
Selling, general and administrative	27,316	30,084	23,783
Engineering, research and development	23,713	9,826	9,244
Lease terminations and related costs (Note 11)	—	4,707	—
Total operating expenses	51,029	44,617	33,027

Loss from operations	(28,786)	(29,024)	(7,973)

Other income (expense):
Interest expense (Note 4):
Stock-based	(541)	(10,146)	(88)
Other	(1,483)	(2,713)	(1,493)
Total interest expense	(2,024)	(12,859)	(1,581)
Loss on foreign currency translation	(803)	(1,851)	(105)
Gain on sale of investment (Note 12)	1,500	—	—
Sale of technology (Note 12)	1,200	—	—
Other, net	(561)	130	(208)

Loss before income taxes	(29,474)	(43,604)	(9,867)

Income tax (expense) benefit	402	(88)	(47)

Net loss	(29,072)	(43,692)	(9,914)

Deemed dividend related to beneficial conversion features of preferred stock (Note 6)	(4,557)	(556)	(4,225)

Net loss available to common stockholders	$(33,629)	$(44,248)	$(14,139)

Basic and diluted loss per share	$(1.02)	$(0.70)	$(0.13)

Weighted average common shares used in calculation of basic and diluted loss per share	33,022	63,617	105,828

See accompanying notes to the consolidated financial statements.

F -

EXABYTE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(In thousands, except per share data)	Preferred Stock				Common Stock
	Series G	Series H	Series I	Series AA	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balances at December 29, 2001	$1	$10	$—	$—	33,350	$33	$90,262	$(2,742)	$(62,810)	$24,754
Common stock options exercised at $0.65 and $0.80 per share	—	—	—	—	95	—	62	—	—	62
Common stock issued pursuant to Employee Stock Purchase Plan at $0.45 and $0.94 per share	—	—	—	—	85	—	63	—	—	63
Common stock options issued to non-employees for services	—	—	—	—	—	—	77	—	—	77
Issuance of 8,438 shares of Series I preferred stock at $1.00 per share	—	—	8	—	—	—	7,998	—	—	8,006
Issuance of common stock warrants	—	—	—	—	—	—	541	—	—	541
Common stock issued for compensation	—	—	—	—	—	1	(582)	682	—	101
Common stock dividend	—	—	—	—	70	—	55	—	(55)	—
Net loss for the year	—	—	—	—	—	—	—	—	(29,072)	(29,072)
Balances at December 28, 2002	1	10	8	—	33,600	34	98,476	(2,060)	(91,937)	4,532
Common stock options exercised at $0.18 and $0.74 per share	—	—	—	—	22	—	13	—	—	13
Common stock issued pursuant to Employee Stock Purchase Plan at $0.08 per share	—	—	—	—	21	—	2	—	—	2
Issuance of 1,500 shares of Series I preferred stock at $1.00 per share	—	—	1	—	—	—	1,499	—	—	1,500
Issuance of common stock warrants	—	—	—	—	—	—	71	—	—	71
Common stock issued under loan guaranties	—	—	—	—	50,043	50	8,394	—	—	8,444
Common stock issued for compensation	—	—	—	—	263	—	(1,151)	1,482	—	331
Common stock issued for settlement of accounts payable	—	—	—	—	2,943	3	380	—	—	383
Common stock dividend	—	—	—	—	223	—	—	—	—	—
Conversion of preferred stock to common stock	(1)	(3)	—	—	5,902	6	(2)	—	—	—
Net loss for the year	—	—	—	—	—	—	—	—	(43,692)	(43,692)
Balances at January 3, 2004	$—	$7	$9	$—	93,017	$93	$107,682	$(578)	$(135,629)	$(28,416)

See accompanying notes to the consolidated financial statements

F -

EXABYTE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)(CONTINUED)

(In thousands, except per share data)	Preferred Stock				Common Stock
	Series G	Series H	Series I	Series AA	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balances at January 3, 2004	$—	$7	$9	$—	93,017	$93	$107,682	$(578)	$(135,629)	$(28,416)
Common stock options exercised at prices ranging from $0.15 to $1.05 per share	—	—	—	—	324	—	179	—	—	179
Common stock issued pursuant to Employee Stock Purchase Plan at $0.35 and $0.75 per share	—	—	—	—	40	1	22	—	—	23
Conversion of preferred stock to common stock	—	(1)	(3)	—	6,948	7	(3)	—	—	—
Common stock issued upon warrant exercise	—	—	—	—	1,740	1	(1)	—	—	—
Issuance of 25,000 shares of Series AA preferred stock at $1.00 per share, net of offering costs	—	—	—	—	—	—	23,609	—	—	23,609
Conversion of preferred stock to Series AA preferred stock	—	(6)	(6)	—	—	—	12	—	—	—
Issuance of common stock warrants	—	—	—	—	—	—	88	—	—	88
Common stock issued under loan guaranties	—	—	—	—	3,707	4	1,627	—	—	1,631
Common stock issued for compensation	—	—	—	—	2,947	3	1,045	—	—	1,048
Common stock dividends	—	—	—	—	3,238	3	(3)	—	—	—
Net loss for the year	—	—	—	—	—	—	—	—	(9,914)	(9,914)
Balances at December 31, 2004	$—	$—	$—	$—	111,961	$112	$134,257	$(578)	$(145,543)	$(11,752)

See accompanying notes to the consolidated financial statements

F -

EXABYTE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Fiscal Years Ended
	December 28, 2002	January 3, 2004	December 31, 2004
Cash flows from operating activities:
Net loss	$(29,072)	$(43,692)	$(9,914)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	6,724	3,688	1,772
Provision for uncollectible accounts receivable and sales returns and programs	(854)	5,301	208
Provision for excess and obsolete inventory	5,645	9,814	1,150
Lease terminations and related costs	—	4,707	—
Gain on sale of investment	(1,500)	—	—
Stock-based compensation expense	178	331	854
Stock-based interest expense	541	10,146	88
Amortization of deferred revenue related to media distribution agreement	—	(154)	(1,850)
Loss (gain) on disposal of equipment and leasehold improvements	106	(124)	169
Loss (gain) on foreign currency translation of non-current liability	—	1,634	(81)
Write-down of assets	4,071	—	—
Changes in assets and liabilities:
Accounts receivable, net	(4,591)	11,808	627
Inventory, net	(922)	2,683	(1,463)
Other current assets	(174)	74	(546)
Other non-current assets	5	488	(542)
Accounts payable	13,843	(452)	(1,077)
Accrued liabilities	(1,234)	(2,318)	(2,595)
Deferred revenue	—	18,416	(140)
Other non-current liabilities	(6,033)	908	(17)
Net cash provided (used) by operating activities	(13,267)	23,258	(13,357)
Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(3,903)	(2,695)	(1,761)
Proceeds from sale of equipment and leasehold improvements	259	302	—
Proceeds from sale of investments	1,590	—	—
Net cash used by investing activities	(2,054)	(2,393)	(1,761)

See accompanying notes to the consolidated financial statements.

F-

EXABYTE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)	Fiscal Years
	December 28, 2002	January 3, 2004	December 31, 2004
Cash flows from financing activities:
Proceeds from issuance of common and preferred stock, net of offering costs	7,081	1,515	23,811
Borrowings under line of credit - Bank	147,247	113,987	85,703
Payments under line of credit - Bank	(140,978)	(126,050)	(86,028)
Principal payments on notes payable and other non-current liabilities	(1,013)	(4,002)	(14,903)
Borrowings under bridge loan	1,000	—	—
Decrease in restricted cash	451	—	—
Net cash provided (used) by financing activities	13,788	(14,550)	8,583
Net increase (decrease) in cash and cash equivalents	(1,533)	6,315	(6,535)
Cash and cash equivalents at beginning of year	2,197	664	6,979
Cash and cash equivalents at end of year	$664	$6,979	$444

Supplemental disclosures of other cash and non-cash investing and financing activities:
Interest paid in cash	$(1,510)	$(2,713)	$(1,493)
Income taxes paid	(150)	—	—
Income tax refund received	453	—	—
Common stock issued in satisfaction of liability related to overadvance loan guarantees	—	—	1,631
Common stock issued in satisfaction of accrued bonuses	—	—	330
Purchase of equipment under capital lease obligations	57	—	—
Settlement of accrued liability recorded as goodwill	2,721	—	—
Conversion of bridge loan plus accrued interest to Series I preferred stock	1,051	—	—
Conversion of accounts payable to notes payable	—	20,946	—
Conversion of accrued liabilities to notes payable	—	4,049	—
Common stock issued in settlement of accounts payable	—	383	—

See accompanying notes to the consolidated financial statements.

F-

EXABYTE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS, LIQUIDITY AND BASIS OF PRESENTATION

Exabyte Corporation ("Exabyte" or the "Company") was incorporated on June 5, 1985 under the laws of the state of Delaware. Exabyte markets, designs and manufactures (through third-party manufacturing partners) storage products including VXA®, and MammothTape™ drives, as well as automation for VXA®, MammothTape™ and LTO™ (Ultrium™) technologies. Exabyte also provides its own brand of recording media and provides worldwide service and customer support to its customers and end users through third-party providers. Prior to fiscal year 2004, the Company reported its results of operations on the basis of a fiscal year of 52 or 53 weeks ending on the Saturday closest to December 31. Beginning with the three months ended March 31, 2004, the Company is reporting its operating results on a calendar month, quarter and annual basis. There were 53 weeks in fiscal 2003 and 52 weeks in fiscal 2002. The year ended January 3, 2004 is referred to as "2003" in the accompanying notes to the consolidated financial statements. During 2003, Nasdaq delisted the Company's stock, which is now traded on the OTC Bulletin Board.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses of $29,072,000, $43,692,000 and $9,914,000 in fiscal 2002, 2003 and 2004 respectively, and had a stockholders' deficit of $28,416,000 and $11,752,000 as of January 3, 2004, and December 31, 2004, respectively.

The Company is currently investigating various strategic alternatives that would result in increased liquidity. These alternatives may include one or more of the following:

•	Continued restructuring of current operations to decrease operating costs;
•	Obtaining additional capital from debt or equity fund raising activities;
•	Restructuring of notes payable to certain suppliers to provide for extended payment terms;
•	Strategic alliance or business combination and related funding from such relationship; or
•	Sale of all or a portion of operations or technology rights.

The Company will continue to explore these and other options that would provide additional capital for current operating needs and longer-term objectives. Although the Company issued Series AA preferred stock in 2004 for total gross proceeds of $25,000,000, it will be necessary for the Company to raise additional capital or achieve profitable operations to provide sufficient funds to support its operations in 2005. If the Company is not successful in achieving one or more of the above actions, including raising additional capital or profitable operations, the Company may not be able to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

F-

EXABYTE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CASH AND CASH EQUIVALENTS

Cash equivalents are short-term, highly liquid investments that are both readily convertible to cash and have original maturities of three months or less at the date of purchase. The Company had minimal or no cash equivalents at January 3, 2004 and December 31, 2004.

INVENTORY

Inventory is recorded at the lower of cost or market using the first-in, first-out method, and includes materials, labor and manufacturing overhead. Inventory is presented net of reserves for excess quantities and obsolescence related to raw materials and component parts of $11,353,000 and $8,358,000 at January 3, 2004 and December 31, 2004, respectively, and consists of the following:

	January 3, 2004	December 31, 2004
(In thousands)
Raw materials and component parts, net	$6,450	$5,068
Finished goods	5,635	7,330
	$12,085	$12,398

EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements are recorded at cost. Depreciation and amortization is recorded using the straight-line method over the estimated useful lives of the respective assets. Software, computers, furniture and machinery/equipment are depreciated over three years. Leasehold improvements are amortized over the useful life of the asset or the lease term (three to five years), whichever is less. Maintenance and repairs are expensed as incurred.

The Company continually evaluates long-lived assets, based on the net future cash flow expected to be generated from the asset on an undiscounted cash flow basis, based on significant events or changes in circumstances which indicate the recorded balance may not be recoverable. If that analysis indicates that impairment has occurred, the Company measures the impairment based on a comparison of discounted cash flows or fair values, whichever is more readily determinable, to the carrying value of the related asset.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, borrowings under the Company's line of credit and other notes payable, and the current portion of other non-current liabilities in the consolidated balance sheets approximate fair value due to the short-term maturity of these instruments. The fair value of non-current liabilities, primarily notes payable, was estimated by discounting the future cash flows using market interest rates and does not differ significantly from the amounts included in the consolidated balance sheets.

GOODWILL

The Company accounts for goodwill under the provisions of FAS 142. Under FAS 142, goodwill is assigned to one or more reporting units based upon certain criteria, is tested for impairment upon adoption of FAS 142 and annually thereafter, and is no longer amortized. Goodwill relates to the Company's fiscal 2001 business combination with Ecrix Corporation ("Ecrix"). Upon adoption of FAS 142 on January 1, 2002, the Company concluded that it has one reporting unit, and in 2002 the Company completed the transitional and annual impairment tests using the following approach: (1) Calculate the fair value of the Company based on quoted market prices of the Company's stock, and compare such amount with the Company's carrying value (stockholders' equity or deficit), including goodwill; (2) If the fair value of the Company is less than its carrying amount, measure the amount of impairment loss, if any, by comparing the implied fair value of the goodwill with the carrying amount of such

F-

EXABYTE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

goodwill; (3) If the carrying amount of the goodwill exceeds its implied fair value, recognize that excess as an impairment loss. Using this method, the Company determined that the fair value of the reporting unit, including goodwill, exceeded carrying value as of the date of adoption, January 3, 2004 and December 31, 2004 and, accordingly, goodwill is not considered to be impaired.

REVENUE RECOGNITION

The Company recognizes revenue when persuasive evidence of an arrangement exists, shipment or delivery has occurred, the sales price is fixed or determinable, and collectibility of the related receivable is reasonably assured. Generally, these criteria are met upon shipment or delivery of products and transfer of title and risk of loss to customers. Product sales to certain distributors and resellers are subject to agreements allowing certain limited rights of return, marketing related rebates and price protection on unsold merchandise. Accordingly, the Company records an allowance for these items, as well as other product returns in the period of the sale based on contractual terms and historical data. The Company sells products to certain original equipment manufacturers ("OEM's"), which require that the Company maintain inventory at third party warehouses. Revenue from these sales is recognized when title transfers, which is generally when the OEM takes possession of the inventory from the warehouse. Revenue for out-of-warranty service repairs is recorded when the service has been performed and the product has been shipped back to the customer. Revenue for on-site warranty contracts is deferred and amortized using the straight-line method over the contract period. Shipping and handling costs are included in cost of goods sold.

The distribution fee received by the Company in connection with the Media Distribution Agreement ("MDA") discussed in Note 9 was recorded as deferred revenue and is being amortized using the straight-line method over ten years, which represents the estimated period over which existing media products at the commencement of the MDA will be sold. In addition, under certain circumstances the distribution fee may be refundable on a pro-rata basis over a ten year period from the date of the MDA.

FOREIGN CURRENCY TRANSACTIONS AND REMEASUREMENT

The U.S. dollar is the functional currency of the consolidated corporation including its subsidiaries. For the Company's foreign subsidiaries, monetary assets and liabilities are remeasured into U.S. dollars using the exchange rates in effect at the balance sheet date and non-monetary assets are remeasured at historical rates. Results of operations are remeasured using the average exchange rates during the period. The Company recorded net foreign exchange (gains) losses related to these remeasurements of $(608,000), $33,000 and $65,000 in 2002, 2003 and 2004, respectively. From time to time, the Company enters into transactions that are denominated in foreign currencies, primarily for product purchases. These transactions are remeasured at the prevailing spot rate upon payment and recorded in the operating account to which the payment relates. Accounts receivable and payable from subsidiaries denominated in foreign currencies are remeasured using period end rates and transaction gains and losses are recorded. The Company recorded net foreign exchange losses related to these translations of $1,411,000, $1,818,000 and $40,000 in 2002, 2003 and 2004, respectively. In 2003 and 2004, (gain) loss of $1,634,000 and $(81,000), respectively, related to the translation of a note payable to a supplier denominated in Yen. In addition, during the first quarter of 2004 the Company's cost of goods sold increased by $488,000 as a result of a supply agreement with a Japanese supplier which required payment in Yen at a fixed conversion rate. Effective April 1, 2004, purchases under this agreement are made in US dollars.

COMPREHENSIVE INCOME

The Company has no items of comprehensive income.

F-

EXABYTE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

LIABILITY FOR WARRANTY COSTS

The Company establishes a warranty liability for the estimated cost of warranty-related claims at the time product related revenue is recognized. The following table summarizes information related to the Company's warranty reserve for the years ended January 3, 2004 and December 31, 2004:

(In thousands)	2003	2004
Balance at beginning of year	$5,049	$2,024
Accruals for warranties issued during the year	1,180	791
Adjustments to warranty liability	(2,977)	91
Amortization during the year	(1,228)	(1,323)
Balance at end of year	$2,024	$1,583

ADVERTISING COSTS

Advertising costs are expensed as incurred and totaled $486,000, $186,000 and $536,000 in 2002, 2003 and 2004, respectively.

ENGINEERING, RESEARCH AND DEVELOPMENT COSTS

All engineering, research and development costs are expensed as incurred.

LOSS PER COMMON SHARE

Basic loss per share is based on the weighted average number of common shares issued and outstanding, and is calculated by dividing net loss by the weighted average number of shares outstanding during the period. Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares used in the basic loss per share calculation, adjusted for the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding. For 2002, 2003 and 2004, basic and diluted loss per share are equal, as the inclusion of potentially dilutive common shares is anti-dilutive.

Options to purchase 12,891,000, 16,028,000 and 24,405,000 shares of common stock were excluded from diluted share calculations for 2002, 2003 and 2004, respectively, as a result of the exercise prices being greater than the average fair market value of the Company's stock for the year. As a result, the options are anti-dilutive.

In addition, options to purchase 6,132,000, 11,294,000 and 16,914,000 shares of common stock, respectively, were excluded from diluted share calculations for 2002, 2003 and 2004, respectively, as these options are anti-dilutive as a result of the net loss incurred.

The Company had several classes of preferred stock outstanding during 2002, 2003 and 2004, all of which were convertible into the Company's common stock (see Note 6). The assumed conversion of the preferred shares into common stock for 2002, 2003 and 2004, has been excluded from diluted share calculations as the effect of the conversion features is anti-dilutive. In addition, as a result of their anti-dilutive effect, accumulated preferred dividends payable in 1,087,000 and 2,282,000 shares of common stock have been excluded from diluted share calculations for 2002 and 2003, respectively. There were no accumulated preferred dividends payable at December 31, 2004.

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

F-

EXABYTE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

exercise price equal to the market value at the date of grant or in connection with the employee stock purchase plan. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of FAS 123 and related interpretations.

The following table illustrates the effect on net loss available to common stockholders and net loss per share if the Company had applied the fair-value based method of FAS 123 to stock-based compensation.

(In thousands, except per share data)	2002	2003	2004

Net loss	$(29,072)	$(43,692)	$(9,914)

Add stock-based compensation expense included in reported net loss available to common stockholders, net of related tax effects	178	331	854

Deduct total stock-based compensation expense determined under fair-value based method for all awards, net of related tax effects	(3,108)	(2,113)	(6,354)

Pro forma net loss	$(32,002)	$(45,474)	$(15,414)
Deemed dividend related to beneficial conversion features of preferred stock (Note 6)	(4,557)	(556)	(4,225)

Proforma net loss available to common stockholders	$(36,559)	$(46,030)	$(19,639)
Basic and diluted net loss per share available to common stockholders:
As reported	$(1.02)	$(0.70)	$(0.13)
Pro forma	$(1.11)	$(0.72)	$(0.19)

For FAS 123 disclosure purposes, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2002	2003	2004
Estimated dividends	None	None	None
Expected volatility	135%	190%	176%
Risk-free interest rate	2.2%-4.0%	1.5%-2.5%	2.3%-3.3%
Expected term (years)	3.52	3.21	3.08

RECLASSIFICATIONS

Certain reclassifications have been made to prior years' balances to conform with the current year presentation.

F-

EXABYTE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consist of the following:

	January 3, 2004	December 31, 2004
(In thousands)
Equipment and furniture	$42,951	$42,977
Equipment under capital leases	273	271
Leasehold improvements	372	142
Less accumulated depreciation and amortization	(40,815)	(40,789)
	$2,781	$2,601

Depreciation expense totaled $6,724,000, $3,688,000 and $1,772,000 in 2002, 2003 and 2004, respectively. Accumulated amortization of equipment held under capital leases was $97,000 and $187,000 at January 3, 2004 and December 31, 2004, respectively. Amortization of equipment under capital leases is included in depreciation expense.

NOTE 3 - ACCRUED LIABILITIES

Accrued liabilities are comprised of the following:

	January 3, 2004	December 31, 2004
(In thousands)
Compensation and benefits	$2,228	$1,671
Inventory purchase commitments	1,392	—
Current portion of warranty costs	1,045	738
Deferred rent concessions	1,747	894
Liability related to overadvance loan guaranties	1,631	—
Other	1,393	1,714
	$9,436	$5,017

NOTE 4 - DEBT

LINE OF CREDIT – SILICON VALLEY BANK

On June 18, 2002, the Company entered into a $25,000,000 line of credit agreement (the "Agreement") with Silicon Valley Bank ("SVB") that originally expired in June 2005. As of December 28, 2002, the Company was not in compliance with certain financial covenants included in the Agreement which constituted an event of default. In February 2003, SVB agreed to forbear from exercising its remedies as a result of the default, and in April 2003, the Company entered into the Third Modification Agreement ("Third Modification"). The Third Modification provided for borrowings of up to $20,000,000, based on a specified percentage of eligible accounts receivable, as defined, and a percentage of specified inventory balances, also as defined in the Agreement, and overadvance guarantees by a shareholder and officer totaling $2,500,000. Collateral for all borrowings included substantially all assets of the Company and the maturity date of the Agreement was revised to September 30, 2003. Interest under the Third Modification was charged at a rate equal to the prime rate plus 5.25%. The Fourth Modification Agreement increased the overadvance guaranties from $2,500,000 to $2,750,000 effective July 18, 2003.

F-

EXABYTE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On October 10, 2003, the Company entered into the Fifth Modification Agreement, which extended the Agreement through September 30, 2005, under similar terms and conditions. In May 2004, the Company entered into a revised agreement (the "Revised Agreement"), which provided for borrowings of up to $20,000,000 based on 75% of eligible accounts receivable (as adjusted). Eligible accounts receivable excluded balances greater than 90 days old, certain foreign receivables and other items defined in the Revised Agreement. No borrowings were available based on inventory balances. Interest was charged at the prime rate plus 2.0 (7.25% at December 31, 2004), and the Revised Agreement includes financial covenants relating to operating results, limits on inventory levels with product distributors, the maintenance of minimum levels of net worth or deficit and prohibited the payment of cash dividends on common or preferred stock. The Revised Agreement also included certain acceleration clauses that may cause any outstanding balance to become immediately due in the event of default. As of January 3, 2004, the Company was in violation of the covenant relating to operating results for the fourth quarter of 2003. The Company obtained a waiver of such covenant violation in March 2004. As of December 31, 2004, the Company was in compliance with all covenants included in the Revised Agreement, had $6,173,000 in borrowings outstanding under the line of credit.

In connection with the Third Modification, SVB had notified the Company that it was in an "over advance" state with respect to its line of credit, and that in order for SVB to continue to allow the Company to borrow against the line, the Company was required to cause its CEO and a significant shareholder ("Guarantors") to agree to guarantee up to a maximum of $2,500,000 for advances in excess of the Company's credit limit (the "Guaranties"). The Company, through an independent committee of its Board, negotiated agreements with the Guarantors, whereby the Guarantors agreed to such a guarantee in exchange for a specific number of shares of the Company's common stock, as discussed below. In addition, SVB required that each of the Guarantors enter into a subordination agreement ("Subordination Agreement"), whereby each Guarantor agreed to subordinate to SVB: (1) all of the Company's present and future indebtedness and obligations to the Guarantor; and (2) all of the Guarantor's present and future security interests in the Company's assets and property. Additional guaranties for $250,000 of excess borrowings were obtained from other shareholders in July 2003 under similar terms. The Guaranties were terminated in November 2003.

As consideration for the Guaranties, the Company issued (pro-rata) 50,043,252 shares of its common stock in 2003, and 3,706,748 shares in 2004. The Company determined the fair value of the 53,750,000 shares based on the market price of the Company's stock on the date the shares were earned by the Guarantors, and recorded $10,146,000 of stock-based interest-expense during 2003. The value of the total shares issued under the Guaranties was recorded as interest expense over the anticipated period that such Guaranties were in effect.

In connection with the Third Modification, the Company issued SVB a fully vested, immediately exercisable and non-forfeitable warrant to purchase 2,000,000 shares of common stock at an exercise price of $0.105 per share pursuant to the Modification Agreement. This warrant was issued as compensation to SVB for continuing to allow access to an extended credit limit while the Company negotiated the series of Guarantee Agreements with its CEO and a significant investor, as discussed above. The Company determined the value of the warrants to be $159,000 based on the Black-Scholes option-pricing model with the following assumptions: no dividend yield, expected life - 7 years, volatility - 135%, and risk free interest rate - 3.5%. The fair value of the warrant was recognized as interest expense over the term of the Third Modification, which expired on September 30, 2003. The warrants were exercised in 2004.

EVENT SUBSEQUENT TO DATE OF REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM – LINE OF CREDIT – WELLS FARGO BUSINESS CREDIT, INC. (UNAUDITED)

On March 9, 2005, the Company entered into a new asset-based line-of-credit agreement with Wells Fargo Business Credit, Inc. ("Wells Fargo") which provides for borrowings of up to $20,000,000 based on 80% of eligible accounts receivable (as defined), and 60% of eligible finished goods inventory (as defined). Borrowings are secured by substantially all of the Company's assets. This agreement matures on March 31, 2008, and replaced the loan agreement with SVB, which was terminated in March 2005. Interest under the new agreement with Wells Fargo will be charged at the lender's prime rate plus 1% (6.25% at March 1, 2005) and includes financial covenants relating to, among other things, operating results, the maintenance of minimum levels of net worth or deficit, limits on inventory levels with product distributors, limits on capital expenditures, liens, indebtedness, guarantees, investment

F-

EXABYTE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

in others and prohibitions on the payment of cash dividends on common or preferred stock. Events of default include a change in control.

NOTES PAYABLE - SUPPLIERS

During the first quarter of 2003, the Company entered into agreements with four of its largest suppliers that converted certain accounts payable and accrued liability amounts outstanding at December 28, 2002, totaling $20,900,000, to unsecured notes payable. These amounts were due through 2005 and bore interest at rates ranging from zero to 5%. At December 31, 2004, the remaining balance of $7,001,000 is due to one supplier, Hitachi, Ltd. (Hitachi). In November 2004, the payment terms for this note were restructured to provide for repayment through March 31, 2007, with interest at 2.1% through March 31, 2006 and 3.1% thereafter. In September 2003, the Company entered into restructuring and note payable agreements with a fifth supplier, Solectron Corporation ("Solectron"), for $8,991,000 which converted accounts payable and current inventory purchase commitments to a note payable bearing interest at 9%. In May 2004, the Company made a $2,020,000 prepayment on the Solectron note and revised the payment schedule. As of December 31, 2004, all inventory purchase commitments had been satisfied, and the total amount due to Hitachi and Solectron under the remaining notes payable – suppliers is $9,411,000 which is payable as follows: 2005 - $3,201,000; 2006 - $5,194,000; 2007 - $1,016,000. As of February 1, 2005, the Company was in violation of a provision included in the note payable to Hitachi relating to the payment of payables for January product purchases. The Company obtained a waiver of such violation on February 14, 2005 (unaudited). The Company accounted for the modification of the liabilities under EITF 96-19, Debtors Accounting for a Modification or Exchange of Debt Instruments ("EITF 96-19"). In accordance with the provisions of EITF 96-19, the terms of the notes are not considered to be substantially different than the terms of the original liabilities.

NOTE PAYABLE - LESSOR

In September 2003, the Company entered into a note payable in the amount of $3,060,000 with the lessor of certain of its former office and manufacturing facilities, in settlement of all past and future amounts due under the lease for such facilities. The note is unsecured, is payable interest only through September 2008, at which time the entire principal amount is due. The interest rate on the note at December 31, 2004 is 6.0% and this rate will continue until September 2007, at which time the rate increases to 10.0% for the final year of the note. Interest on the note was imputed at a rate of 9.0% over the term of the note and, accordingly, the note was recorded net of discount of $359,000. The 9.0% rate was considered to be a market interest rate based on other borrowings of the Company. The discount is being recognized over the term of the note as additional interest expense using the effective interest method.

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

Interest expense totaled $2,024,000, $12,859,000 and $1,581,000 in 2002, 2003 and 2004, respectively.

F-

EXABYTE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - STOCK COMPENSATION PLANS

FIXED STOCK OPTION PLANS

Under the Company's Incentive Stock Plan, the Company may grant options to its employees and directors for up to 9,500,000 shares of common stock. Under the Company's 1997 Non-Officer Stock Option Plan, the Company may grant options to its employees (who are not officers or directors) for up to 9,000,000 shares of common stock. In June 2004, The Company's shareholders approved and ratified the Exabyte Corporation 2004 Stock Option Plan ("2004 Plan") which provides for the issuance of up to 25,000,000 options to purchase the Company's common stock. Options granted under the 2004 Plan are non-qualified and may be granted to employees, directors and consultants under the provisions of the 2004 Plan. Under all plans, options are granted at an exercise price not less than the fair market value of the stock on the date of grant. The options typically vest over periods of up to 50 months and expire 10 years after the date of grant, except in the event of the termination or death of the employee, whereupon vested shares must be exercised within 90 days or six months, respectively, or they are canceled. In addition, the Company has granted 14,000,000 options to its CEO outside of the plans. Such options have the same terms and conditions as options granted under the plans described above.

A summary of the status of the Company's fixed stock option plans as of December 28, 2002, January 3, 2004 and December 31, 2004, and changes during the years then ended, is as follows:

	2002		2003		2004
	Shares (000s)	Weighted-Ave. Exercise Price	Shares (000s)	Weighted-Ave. Exercise Price	Shares (000s)	Weighted-Ave. Exercise Price
Outstanding at beginning of year	11,828	$3.42	19,023	$2.00	27,422	$0.83
Granted at fair market value	10,856	1.03	14,438	0.22	15,495	0.83
Exercised	(95)	0.65	(22)	0.65	(324)	0.55
Forfeited	(3,566)	3.73	(6,017)	3.14	(1,274)	1.60

Outstanding at end of year	19,023	$2.00	27,422	$0.83	41,319	$0.80

Options exercisable at year end	7,268	$3.39	7,629	$1.51	13,360	$1.02
Weighted-average fair value of options granted during the year	$0.80		$0.17		$0.71

F-

EXABYTE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about fixed stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
	Number Outstanding (000's) Range of Exercise Prices	Weighted-Avg. Remaining Contractual Life	Weighted-Avg. Exercise Price	Number Exercisable (000's)	Weighted-Avg. Exercise Price
$ 0.11 - 0.45	12,043	8.57	$0.18	4,092	$0.18
0.47 - 0.82	19,406	8.92	0.78	5,368	0.72
0.85 - 1.40	8,793	7.50	1.17	2,824	1.13
2.09 - 17.63	1,077	5.09	5.37	1,076	5.37
	41,319	8.42	$0.80	13,360	$1.02

EMPLOYEE STOCK PURCHASE PLAN

Under the Employee Stock Purchase Plan, the Company is authorized to issue up to 1,500,000 shares of common stock to its full-time employees, substantially all of whom are eligible to participate. Under the terms of the plan, employees may elect to have up to 15% of their gross salaries withheld by payroll deduction to purchase the Company's common stock. The purchase price of the stock is 85% of the lower of market price at the beginning or end of each six-month participation period. Purchases are limited to 1,000 shares per employee per offering period. Employees purchased 85,000, 21,000 and 40,000 shares in 2002, 2003 and 2004, respectively.

The fair value of each stock purchase plan grant is estimated on the date of grant using the Black-Scholes model with the following assumptions:

	2002	2003	2004
Estimated dividends	None	None	None
Expected volatility	135%	190%	176%
Risk-free interest rate	3.5%-3.6%	1.9%-2.2%	2.3%-3.1%
Expected term (years)	0.5	0.5	0.5
Weighted-average fair value of purchase rights granted	$0.58	$0.13	$0.59

NOTE 6 - PREFERRED STOCK

The Company has authorized and issued shares of the following series of Preferred Stock:

SERIES AA PREFERRED STOCK

On May 3, 2004, the Company completed the sale of 25,000 shares of newly authorized Series AA Preferred Stock and warrants to purchase 7,500,000 shares of common stock for total gross proceeds of $25,000,000 (approximately $23,609,000 net of offering costs). The purchase price of the Series AA shares was $1,000 per share and each share is convertible into 1,000 shares of common stock at $1.00 per share. The warrants have an exercise price of $1.00 per share and a term of five years and were valued and accounted for using the Black-Scholes option pricing model with the following assumptions: no dividend yield, expected life – 3.09 years, volatility – 183%, and risk free interest rate – 3.26%. In addition, in connection with the issuance of the Series AA Preferred Stock, all shareholders of the Company's existing Series H and Series I Preferred Stock exchanged those shares and accumulated dividends, for shares of the Series AA Preferred Stock and common stock purchase warrants on an as

F-

EXABYTE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

converted common stock equivalent basis. Series AA shares and common stock warrants issued for the exchange totaled 19,909 shares and 5,972,712 warrants. In connection with the exchange, the Company agreed to accrue common stock dividends on the Series I Preferred shares through December 31, 2004. Accordingly, the Series I shareholders received the equivalent of an additional 708,563 shares of common stock as consideration for the exchange, and the Company recognized a deemed dividend equal to the fair value of the additional consideration, including the value of the common stock warrants received by the Series H and Series I shareholders, of approximately $4,225,000.

Dividends on the Series AA Shares are payable in cash or common stock at an initial rate of 5%, with an increase to 8% after four years, 10% after five years and 12% thereafter. During 2004 the Company issued 2,860,492 common shares as dividends on the Series AA preferred. The Company has the right to force conversion of the Series AA shares, which are non-voting, at such time as the Company's common stock has reached specified price parameters, subject to certain limitations. The Series AA shares have a liquidation preference equal to the issuance price, plus accumulated unpaid dividends and are subject to redemption based on the occurrence of certain conditional events, which are under the sole control of the Company. On August 27, 2004, the Company registered for resale the underlying common shares that would be issued upon conversion, as well as a specified number of common shares that would be issued as dividends on the Series AA shares. The Company is also obligated to maintain a current registration statement in effect until such common shares can be sold without the use of the registration statement.

SERIES G PREFERRED STOCK

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

SERIES H PREFERRED STOCK

On November 9, 2001, the Company issued 9,650,000 shares of Series H preferred stock as part of the Agreement and Plan of Merger between the Company, Ecrix and certain investors. The original issue price of the Series H preferred stock was $1.00 per share. No dividends accrued with respect to the Series H preferred stock, although an adjustment to the conversion price was required to be made in the event a dividend or distribution payable in common stock was declared with respect to the common stock. In February 2004, three Series H Preferred Stock Shareholders converted 1,385,382 shares into an equal number of shares of common stock. In connection with the issuance of the Series AA Preferred Stock, all remaining Series H shareholders exchanged those shares for shares of the Series AA Preferred Stock and common stock warrants on an as converted common stock equivalent basis.

SERIES I PREFERRED STOCK

On May 17, 2002, the Company issued 3,901,200 shares of Series I preferred stock at a price of $1.00 per share for net cash proceeds of $3,664,000. On July 31, 2002, the Company issued an additional 4,536,300 shares of Series I preferred stock at a price of $1.00 per share in exchange for net cash proceeds of $3,292,000 and the conversion of $1,051,000 in bridge loans and accrued interest. Included in the total 8,437,500 shares of Series I preferred stock issued were 37,500 shares issued as an introduction fee. As discussed in Note 9, the Company issued an additional 1,500,000 shares at $1.00 per share in November 2003. The Series I preferred shares were convertible into shares of common stock at a price of $0.5965 per share. The difference between the conversion price of the Series I preferred stock and the fair value of the Company's common stock on May 17, 2002 resulted in a beneficial conversion feature in the amount of $2,639,000 for the shares issued pursuant to the first closing. The difference between the conversion price of the Series I preferred stock and the fair value of the Company's common stock on July 31, 2002 resulted in a beneficial conversion feature in the amount of $1,918,000 for the shares issued pursuant to the second closing. Accordingly, $4,557,000, is reflected in the Statement of Operations for 2002 as a deemed dividend and was calculated in accordance with EITF 98-5 "Accounting for Convertible Securities With Beneficial

F-

EXABYTE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Conversion Features or Contingently Adjustable Conversion Features" and EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments."

In addition, holders of the Series I preferred stock, in preference to the holders of Exabyte's other preferred and common stock, were entitled to receive, when, as and if declared by the board of directors, dividends in an amount per share calculated at a compound annual rate of 12% of the original issue price of the Series I preferred stock. All dividends were cumulative, whether or not declared, and were payable quarterly in arrears. Upon conversion of any shares of Series I preferred stock, any accrued but unpaid dividends were to be paid in cash or, at the option of the holder, in shares of common stock at the conversion price per common share. At January 3, 2004, the Company had accumulated, but had not declared or paid $1,361,000 of preferred stock dividends related to the Series I issuance.

In October 2003, a preferred stockholder converted 616,500 shares of Series I Preferred Stock into approximately 1,034,000 shares of common stock. During the first four months of 2004, three preferred stockholders converted 2,883,500 shares of Series I Preferred Stock into approximately 5,563,000 shares of common stock.

In connection with the issuance of the Series AA Preferred Stock, all shareholders of the Company's existing Series I Preferred Stock exchanged those shares and accumulated dividends, for shares of the Series AA Preferred Stock and common stock purchase warrants on an as converted common stock equivalent basis.

NOTE 7 - INCOME TAXES

Loss before income taxes is subject to tax in the following jurisdictions:

	2002	2003	2004
(In thousands)
Domestic	$(29,358)	$(42,749)	$(8,801)
Foreign	(116)	(855)	(1,066)
	$(29,474)	$(43,604)	$(9,867)

The (benefit) expense from income taxes consists of the following:

	2002	2003	2004
(In thousands)
Current:
Federal	$(453)	$—	$—
State	—	—	—
Foreign	51	88	47
	$(402)	$88	$47

F-

EXABYTE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total income tax benefit differs from the amount computed by applying the U.S. federal income tax rate of 35% to loss before income taxes for the following reasons:

	2002	2003	2004
(In thousands)
U.S. federal income tax at statutory rate	$(10,316)	$(15,261)	$(3,470)
State income taxes, net of federal benefit	(563)	(1,390)	(283)
Valuation allowance	10,063	16,381	3,330
Effects of sale of CreekPath Systems, Inc.	726	—	—
U.S. federal income tax refund	(453)	—	—
Foreign taxes in excess of 35%	50	88	47
Other	91	270	423
	$(402)	$88	$47

The Company's deferred tax asset is attributable to the following:

	January 3, 2004	December 31, 2004
(In thousands)
Current assets:
Warranty reserve	$1,508	$1,365
Allowance for uncollectible accounts receivable	687	727
Reserves for excess or obsolete inventory	4,480	3,615
Other	2,475	2,512
	9,150	8,219
Less: valuation allowance	(9,150)	(8,219)
	$—	$—
Noncurrent assets:
Net operating loss carry forwards	$83,386	$79,613
Deferred revenue	—	6,262
Equipment and leasehold improvements	4,000	2,179
Credit carry forwards	4,774	4,774
Goodwill	472	358
Capitalized research and development for tax purposes	24,947	28,047
Other	1,694	2,302
	119,273	123,535
Less: valuation allowance	(119,273)	(123,535)
	$—	$—

F-

EXABYTE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2002, the Company received a tax refund of approximately $453,000. The refund was the result of the carryback of net operating losses allowed under a recent law change, increasing the carryback period from two to five years for net operating losses generated in 2001 and 2002. As a result of the Company's deferred tax valuation allowance, the Company recorded a benefit for the cash refund received.

The Company has recorded a deferred tax valuation allowance equal to 100% of total deferred tax assets. In recording this allowance, management has considered a number of factors, but primarily, the Company's cumulative operating losses over prior years and the uncertainty regarding future profitability. Management has concluded that a valuation allowance is required for 100% of the total deferred tax asset as it is more likely than not that such asset will not be realized.

At December 31, 2004, the Company had incurred domestic net operating loss carryforwards of approximately $207,000,000 which expire between 2005 and 2024. Under the Tax Reform Act of 1986, the amount of, and the benefit from, net operating losses that can be carried forward is limited due to a cumulative ownership change of more than 50% over a three-year period, which occurred in November 2001 in connection with the Ecrix acquisition. The portion of Exabyte's and Ecrix's pre-business combination tax carryovers, totaling $153,000,000, that can be utilized in any one taxable year for federal tax purposes is limited to approximately $1.2 million per year through 2021. Ownership changes after December 31, 2004 could further limit the utilization of the Company's remaining net operating loss carryforward of $54,000,000, in addition to any losses incurred subsequent to December 31, 2004. As of December 31, 2004, the Company had approximately $73,000,000 of total net operating loss carryforwards that may be used to offset future taxable income.

NOTE 8 - RESTRUCTURINGS AND WORKFORCE REDUCTIONS

Restructurings and workforce reductions in 2002, 2003 and 2004 are summarized as follows:

2002

During the first quarter of 2002, the Company incurred $4,363,000 in charges related to a restructuring. The Board of Directors adopted the plan for this restructuring on January 20, 2002. As a result of this restructuring, the Company closed its service and final assembly facility in Scotland, closed its service depots in Australia and Canada and further reduced its U.S workforce.

These restructuring charges include the write-off of leasehold improvements and capital equipment taken out of service of $1,905,000, employee severance and related costs of $1,345,000, the write-off of excess inventories of $652,000, excess facilities costs of $307,000 and other costs of $154,000. During the first quarter of 2002, the Company recorded approximately $3,736,000 of these charges to cost of sales, $509,000 to selling, general and administrative expenses and $117,000 to research and development expenses. During 2002, the Company paid approximately $1,446,000 of these restructuring costs, of which approximately $1,311,000 is severance and related. At December 28, 2002, approximately $20,000 for severance pay and $174,000 of an excess facilities obligation remained. Both amounts were paid in 2003.

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

F-

EXABYTE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

2003

During 2003, the Company terminated employment of 170 full- and part-time employees. These terminations affected employees in all areas of the Company including the sales, engineering and administrative functions and included terminations of certain employees located in Europe. In addition, certain of these terminations related to the outsourcing of the Company's repair and service function as discussed in Note 13. The Company paid all severance related to these terminations during 2003, which totaled approximately $549,000 and is primarily recorded in operating expenses.

2004

During the fourth quarter of 2004, the Company terminated employment of 34 full- and part-time employees. These terminations affected employees in all areas of the Company including the sales, engineering and administrative functions and included terminations of certain employees located in Europe. In addition, certain of these terminations related to the outsourcing of the Company's technical support function. The Company paid all severance related to these terminations during 2004, which totaled approximately $251,000 and is primarily recorded in operating expenses.

NOTE 9 - MEDIA DISTRIBUTION AGREEMENT

On November 7, 2003, the Company entered into a Media Distribution Agreement ("MDA") with Imation Corporation ("Imation") whereby the Company granted Imation the exclusive worldwide marketing and distribution rights for the Company's proprietary removable data storage media. In exchange for such rights, Imation paid the Company a distribution fee of $18,500,000, all of which was received by December 31, 2003. The MDA provides for discounted sales prices to Imation and the Company agreed to grant Imation a second security interest in its intellectual property to secure the Company's obligations under the MDA and a seat as an observer on the Company's Board of Directors. The MDA has an indefinite term, but provides for termination by Imation upon 180 days' prior written notice to the Company, or upon a material default by either party. If Imation terminates the MDA because of a material default by Exabyte during the first ten years of the MDA, the Company must pay Imation a prorated portion of the distribution fee based on a ten-year period. If the MDA is terminated by Imation, the Company is not obligated to refund any portion of the distribution fee. In addition, on November 7, 2003, Imation also purchased 1,500,000 shares of the Company's Series I Preferred Stock for $1,500,000, which were exchanged for Series AA Preferred shares in May 2004, as discussed in Note 6. As of December 31, 2004, the deferred revenue balance related to the distribution fee is approximately $16,496,000.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

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

F-

EXABYTE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)
2005	$1,940
2006	1,578
2007	46
2008	39
2009	3
$3,606

Rent expense aggregated $5,414,000, $6,022,000 and $1,727,000 in 2002, 2003 and 2004, respectively.

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

In addition, as of December 31, 2004, the Company has issued irrevocable letters-of-credit in favor of certain suppliers totaling $750,000, of which $500,000 expires March 31, 2005 and $250,000 expires April 30, 2005. It is expected that these letters-of-credit will be extended through December 31, 2005.

LITIGATION

The Company is, from time to time, subjected to certain claims, assertions or litigation by outside parties as part of its ongoing business operations. The outcomes of any such contingencies are not expected to have a material adverse impact on the consolidated financial condition, results of the operations or cash flows of the Company.

NOTE 11 - LEASE TERMINATIONS

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

As a result of the lease terminations and settlements and the Company ceasing to use the leased facilities, the Company recorded lease termination expense and related costs totaling $4,707,000 in 2003. Included in this

F-

EXABYTE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

amount is $4,498,000 of past and future rental payments (net of discount) and $972,000 of accelerated amortization of leasehold improvements, less $763,000 of related deferred rent concessions.

NOTE 12 - INVESTMENTS AND SALE OF TECHNOLOGY

In December 1999, the Company formed a wholly-owned subsidiary, CreekPath Systems Inc. ("CreekPath"), and received 10,000 shares of CreekPath common stock in exchange for $1,000. On June 28, 2002, Exabyte sold its ownership interest in CreekPath and received cash and recorded a gain of $1,500,000.

During the third quarter of 2001, the Company entered into a Technology and Manufacturing license agreement with Plasmon LMS, Inc. ("Plasmon"), whereby the Company granted Plasmon a non-exclusive license to manufacture certain LTO, AIT and DLTtape libraries. All terms of the agreement were met by the end of the first quarter of 2002, and fees of $1,200,000 related to this agreement were received and recognized as other income.

NOTE 13 - EMPLOYEE BENEFIT PLAN

The Company maintains a qualified Section 401(k) Savings Plan which allows eligible employees to contribute up to 15% of their salaries on a pre-tax basis. The Company made matching contributions totaling $480,000 to the plan in 2002. There were no matching contributions by the Company in 2003 or 2004. Company contributions are fully vested after four years of employment.

NOTE 14 - CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

The Company's customers include Original Equipment Manufacturers, resellers, distributors and end users. The Company is subjected to credit risk from accounts receivable with customers. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. At January 3, 2004, and December 31, 2004 and for the three years ended December 31, 2004, significant customers as a percentage of accounts receivable and revenue were as follows:

	Accounts Receivable		Revenue
	January 3,	December 31,	Fiscal Year Ended
	2004	2004	2002	2003	2004
Imation	26.2%	28.1%	1.8%	8.8%	39.8%
IBM	8.0	17.2	7.9	6.8	12.9
Tech Data	16.4	13.1	15.8	16.2	10.5
Ingram-Micro	14.5	17.8	17.9	16.0	9.0
Fujitsu Siemens	8.8	12.9	3.2	5.9	8.7
Digital Storage	0.2	0.3	16.1	1.9	0.0

No other customers accounted for more than 10% of accounts receivable or revenue in 2002, 2003 or 2004.

NOTE 15 - SEGMENT, GEOGRAPHIC AND SALES INFORMATION

All operations of the Company are considered to be in one operating segment and, accordingly, no separate segment disclosures have been presented. The Company will continue to evaluate its operations and internal reporting structure for future changes that could result in disclosure of additional segments. Foreign revenue is based on the country in which the customer is located.

Substantially all of the Company's long-lived assets are located in the United States.

F-

EXABYTE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table details revenue from external customers by geographic area for the following fiscal years:

	2002	2003	2004
(In thousands)
United States	$96,582	$65,075	$72,611
Europe/Middle East	26,705	21,329	23,292
Asia Pacific	9,007	7,241	4,614
Other	897	524	1,534
	$133,191	$94,169	$102,051

The following table details revenue by product line for the following fiscal years:

	2002	2003	2004
(In thousands)
Drives	$36,675	$28,415	$32,666
Automation	31,551	13,444	24,036
Media	58,777	44,457	41,146
Service, spares and other	9,445	9,077	7,413
Sales allowances	(3,257)	(1,224)	(3,210)
	$133,191	$94,169	$102,051

NOTE 16 - QUARTERLY INFORMATION (UNAUDITED)

(In thousands, except per share data)	2003
	Q1	Q2	Q3	Q4
Net revenue	$22,594	$22,736	$22,955	$25,884
Gross profit	(3,430)	6,358	7,969	4,696
Net loss	(19,583)	(5,049)	(13,462)	(5,598)
Net loss available to common stockholders	(19,583)	(5,049)	(13,462)	(6,154)
Basic and diluted loss per share	(0.59)	(0.09)	(0.18)	(0.07)

(In thousands, except per share data)	2004
	Q1	Q2	Q3	Q4
Net revenue	$26,139	$26,620	$23,566	$25,726
Gross profit	6,086	7,447	4,962	6,559
Net loss	(3,310)	(456)	(3,881)	(2,267)
Net loss available to common stockholders	(3,310)	(4,681)	(3,881)	(2,267)
Basic and diluted loss per share	(0.03)	(0.04)	(0.04)	(0.02)

F-

EXABYTE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - RECENT ACCOUNTING PRONOUNCEMENTS

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

In December 2004, FASB issued Statement No. 123 (revised 2004), Share-Based Payment ("Statement 123(R)"). Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation ("Statement 123"), and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. Statement 123(R) requires an entity to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees in the income statement over the vesting period. The revised Statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates an entity's ability to account for share-based compensation transactions using the intrinsic value method of accounting in APB Opinion No. 25, which was permitted under Statement 123, as originally issued. The revised Statement requires both public and nonpublic entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements. Statement 123(R) is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company is in the process of evaluating the effect this standard may have on our financial condition, results of operations and cash flows.

F-

(A) 3. EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger among Exabyte Corporation, Bronco Acquisition, Inc., Ecrix Corporation, Certain Lenders, and Certain Investors, Dated as of August 22, 2001 (8)
3.1	Restated Certificate of Incorporation. (1)
3.2	By-laws of the Company, as amended. (8)
4.1	Article 4 of the Restated Certificate of Incorporation (included in Exhibit 3.1) (8)
4.2	Article 1 of the By-laws of Exabyte Corporation, as amended (included in Exhibit 3.3)
4.3	Specimen stock certificate of Exabyte (8)
**10.1	Incentive Stock Plan, as amended and restated on September 11, 2002 (9)
**10.2	Stock Option Agreement used in connection with the Incentive Stock Plan (5)
**10.3	1990 Employee Stock Purchase Plan (3)
**10.4	Employee Stock Purchase Plan Offering used in connection with the 1990 Employee Stock Purchase Plan (4)
**10.5	Form of participation agreement used in connection with the 1990 Employee Stock Purchase Plan (2)
**10.6	1997 Non-officer Stock Option Plan, as amended and restated on January 19, 2001 (7)
**10.7	Stock Option Agreement used in connection with the 1997 Non- Officer Stock Option Plan (4)
**10.8	2004 Exabyte Corporation Stock Option Plan
**10.9	Form of Stock Option Agreement used in connection with the 2004 Stock Option Plan
10.10	Form of Indemnity Agreement entered into by the Company with each director and executive officer of the Company
**10.11	Form of Severance Agreement entered into among the Company and its executive officers (8)
*10.12	Manufacturing and Purchase Agreement, dated March 1, 2001, among Hitachi, Ltd., Nihon Exabyte Corporation and Exabyte Corporation (6)
10.13	Exabyte Purchase Agreement between the Company and Singapore Shinei Sangyo PTE., Ltd., dated February 3, 1999 (8)
10.14	Amendment #A01 to Purchase Agreement between the Company and Singapore Shinei Sangyo, dated January 24, 2001 (8)
10.15	Supplier Managed Inventory Agreement between the Company and Singapore Shinei Sangyo, dated January 15, 2003 (9)
10.16	Lease Agreement between Industrial Housing Company LLC and Ecrix Corporation, dated December 14, 1998, as amended (8)
10.17	Lease Agreement between Cottonwood Farms Ltd. and Ecrix Corporation, dated September 7, 1999, as amended (8)
10.18	Amendment to Lease between Cottonwood Land and Farms, Ltd. and Ecrix Corporation, dated April 15, 2000 (8)
*10.19	Exabyte Payment and Repayment Plan Memorandum of Understanding, by and between Exabyte Corporation and Nihon Exabyte Corporation, and Hitachi, Ltd., dated February 14, 2003 (9)
*10.20	Exabyte Payment and Repayment Plan, among the Company, Nihon Exabyte Corporation and Hitachi, Ltd., dated August 25, 2003 (10)
*10.21	Agreement for Debt Restructuring and Modification of Manufacturing Terms, among the Company, Solectron Corporation and Shinei International Pte. Ltd., dated September 1, 2003 (10)
*10.22	Manufacturing Service Agreement, among the Company and Solectron Corporation, dated May 28, 2004
*10.23	Depot Repair Services Agreement, among the Company and Teleplan Service Logistics, Inc., dated June 2003 (10)
*10.24	Amendment #A01 to Depot Repair Services Agreement, among the Company and Teleplan Service Logistics, Inc., dated October 2004
*10.25	Settlement Agreement, among the Company and 1685-1775 38th St, LLC, dated November 4, 2003 (10)

1

Exhibit -

Exhibit Number	Description
10.26	Lease Termination Agreement, among the Company and Eastpark, LLC f/k/a Eastpark Associates, Ltd., dated September 26, 2003 (10)
10.27	Promissory Note among the Company and Eastpark, LLC f/k/a Eastpark Associates Ltd., dated September 1, 2003 (10)
*10.28	Media Distribution Agreement, by and between Exabyte Corporation and Imation Corp, dated November 7, 2003 (11)
*10.29	Software License and Maintenance Agreement, by and between Exabyte Corporation and MSS Technologies, Inc., dated November 26, 2003 (11)
*10.30	Manufacturing and Purchase Agreement, by and between Exabyte Corporation and ESGW International Limited, dated January 20, 2004
*10.31	Joint Development Agreement, by and between the Company and Hitachi, Ltd., dated June 2004
*10.32	Credit and Security Agreement, by and between the Company and Wells Fargo Business Credit, Inc., dated March 9, 2005
21.1	List of Subsidiaries.
23.1	Consent of PricewaterhouseCoopers LLP.
23.2	Consent of Ehrhardt Keefe Steiner & Hottman PC.
24.1	Power of Attorney. Reference is made to the signature page.
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.
32.1	Section 1350 Certification.

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

(2)	Filed as an Exhibit to the Company's Registration Statement on Form S-8 (Registration No. 33-33414), as filed with the SEC on February 9, 1990 and incorporated herein by reference.
(3)	Filed as an Exhibit to the Company's Registration Statement on Form S-8 (Registration No. 333-09279), as filed with the SEC on July 31, 1996 and incorporated herein by reference.
(4)	Filed as an Exhibit to the Company's Registration Statement on Form S-8 (Registration No. 333-73011), as filed with the SEC on March 1, 2000, and incorporated herein by reference.
(5)	Filed as an Exhibit to the Company's Annual Report on Form 10-K, filed with the SEC on March 25, 1998, and incorporated herein by reference.
(6)	Filed as an Exhibit to the Company's Annual Report on Form 10-K, filed with the SEC on April 12, 2001, and incorporated herein by reference.
(7)	Filed as an Exhibit to the Company's Registration Statement on Form S-8 (Registration No. 333-67464), as filed with the SEC on August 14, 2001, and incorporated herein by reference.
(8)	Filed as an Exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-4, filed with the SEC on October 5, 2001, and incorporated herein by reference.
(9)	Filed as an Exhibit to the Company's Annual Report on Form 10-K, filed with the SEC on March 28, 2003, and incorporated herein by reference.

2

Exhibit -

(10)	Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q, filed with the SEC on November 12, 2003, and incorporated herein by reference.
(11)	Filed as an Exhibit to the Company's Annual Report on Form 10-K, filed with the SEC on March 31, 2004, and incorporated herein by reference.

3

Exhibit -

EXABYTE CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(In  thousands)

Col. A	Col. B	Col. C (a)	Col. C (b)		Col. D		Col. E
Description	Balance At Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deduction		Balance at End of Period
Year Ended December 28, 2002:
Allowance for doubtful accounts	$539	$341	$50		$(418	)(1)	$512
Reserves for sales returns and programs	4,292	—	(1,245	)(2)	—		3,047
Inventory valuation reserves	11,044	5,645	—		(3,559	)(3)	13,130

	$15,875	$5,986	$(1,195)		$(3,977)		$16,689
Year Ended January 3, 2004:
Allowance for doubtful accounts	$512	$6,678	$1		$(7,056	)(1)	$135
Reserves for sales returns and programs	3,047	—	(1,378	)(2)	—		1,669
Inventory valuation reserves	13,130	9,814	—		(11,591	)(3)	11,353

	$16,689	$16,492	$(1,377)		$(18,647)		$13,157
Year Ended December 31, 2004:
Allowance for doubtful accounts	$135	$130	$1		$(102	)(1)	$164
Reserves for sales returns and programs	1,669	—	77	(2)	—		1,746
Inventory valuation reserves	11,353	1,150	—		(4,145	)(3)	8,358

	$13,157	$1,280	$78		$(4,247)		$10,268

(1) Accounts written off, net of recoveries.

(2) Net credits issued to customers for sales programs.

(3) Reserves related to inventory written-off or otherwise disposed of.

1

S-

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Boulder, State of Colorado, on March 18, 2005.

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

/s/ Tom W. Ward	President and Chief Executive	March 18, 2005
Tom W. Ward	Officer (Principal Executive Officer)

/s/ Juan A. Rodriguez	Chairman of the Board, Chief	March 18, 2005
Juan A. Rodriguez	Technologist

/s/ Carroll A. Wallace	Chief Financial Officer,	March 18, 2005
Carroll A. Wallace	Treasurer (Principal Financial and
Accounting Officer)

/s/ Leonard W. Busse	Director	March 18, 2005
Leonard W. Busse

/s/ John Garrett	Director	March 18, 2005
John Garrett

/s/ A. Laurence Jones	Director	March 18, 2005
A. Laurence Jones

/s/ Thomas E. Pardun	Director	March 18, 2005
Thomas E. Pardun

/s/ Stephanie Smeltzer McCoy	Director	March 18, 2005
Stephanie L. Smeltzer

/s/ G. Jackson Tankersley, Jr.	Director	March _18, 2005
G. Jackson Tankersley, Jr.

Signatures

Signatures