Form 10-Q
period 2005-03-31
EXABYTE CORP /DE/
filed 2005-05-12
CIK 855109

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR SECTION 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

(303) 442-4333

(Registrant’s Telephone Number, including area code)

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

As of May 6, 2005, there were 114,011,072 shares outstanding of the Registrant’s Common Stock (par value $0.001 per share).

EXABYTE CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets—December 31, 2004 and March 31, 2005 (unaudited)	3-4

Consolidated Statements of Operations--Three Months Ended March 31, 2004 and 2005 (unaudited)	5

Consolidated Statements of Cash Flows-- Three Months Ended March 31, 2004 and 2005 (unaudited)	6

Notes to Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	29

Item 4. Controls and Procedures	29

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	29

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 6. Exhibits	30

SIGNATURE	31

PART I

ITEM 1. FINANCIAL STATEMENTS

Exabyte Corporation and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share data)

	December 31, 2004	March 31, 2005 (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 444	$ 563
Accounts receivable, less allowances for uncollectible accounts and sales returns and programs of $1,910 and $2,071, respectively	13,929	14,143
Inventory, net	12,398	12,262
Other	2,322	2,002
Total current assets	29,093	28,970

Equipment and leasehold improvements, net	2,601	2,676
Goodwill	7,428	7,428
Other non-current assets	857	798
Total non-current assets	10,886	10,902
Total assets	$ 39,979	$ 39,872

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$ 7,766	$ 7,809
Accrued liabilities (Note 2)	5,017	4,506
Current portion of deferred revenue (Note 7)	3,460	3,425
Line of credit - Bank (Note 3)	6,173	8,764
Current portion of notes payable - suppliers (Note 3)	3,201	4,072
Current portion of other non-current liabilities	488	471
Total current liabilities	26,105	29,047
Notes payable, less current portion (Note 3):
Suppliers	6,210	4,431
Others	2,973	2,979
	9,183	7,410
Accrued warranties, less current portion	845	968
Deferred revenue, less current portion (Note 7)	15,025	14,598
Other liabilities, less current portion	573	493
Total non-current liabilities	16,443	16,059
Total liabilities	$ 51,731	$ 52,516

See accompanying notes to the consolidated financial statements.

Exabyte Corporation and Subsidiaries

Consolidated Balance Sheets (continued)

(In thousands, except per share data)

	December 31, 2004	March 31, 2005 (Unaudited)
Stockholders’ equity (deficit) (Note 4):
Preferred stock; no series; $.001 par value; 17,152 shares authorized; no shares issued and outstanding	$ --	$ --
Preferred stock; series A; $.001 par value; 500 shares authorized; no shares issued and outstanding	--	--
Series G convertible preferred stock; $.001 par value; 1,500 shares authorized; no shares issued and outstanding	--	--
Series H convertible preferred stock; $.001 par value; 9,650 shares authorized; no shares issued and outstanding	--	--
Series I convertible preferred stock; $.001 par value; 10,000 shares authorized; no shares issued and outstanding	--	--
Series AA convertible preferred stock; $.001 par value; 55 shares authorized; 45 shares issued and outstanding; aggregate liquidation preference at March 31, 2005 of $44,909	--	--
Common stock, $.001 par value; 350,000 shares authorized; 111,961 and 114,003 shares outstanding, respectively	112	114
Additional paid-in capital	134,257	134,294
Treasury stock, at cost; 96 shares	(578)	(578)
Accumulated deficit	(145,543)	(146,474)
Total stockholders’ deficit	(11,752)	(12,644)

Commitments and contingencies (Note 6)

Total liabilities and stockholders’ deficit	$ 39,979	$ 39,872

See accompanying notes to the consolidated financial statements.

Exabyte Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	March 31, 2004 (Unaudited)	March 31, 2005 (Unaudited)

Net revenue	$ 26,139	$ 24,623
Cost of goods sold	20,053	17,455

Gross profit	6,086	7,168

Operating expenses:
Selling, general and administrative	6,069	5,501
Engineering, research and development	2,130	2,452
Total operating expenses	8,199	7,953

Loss from operations	(2,113)	(785)

Other income (expense):
Interest expense	(528)	(402)
Gain (loss) on foreign currency translation	(603)	295
Other, net	(28)	(31)

Loss before income taxes	(3,272)	(923)

Income tax expense	(38)	(8)

Net loss	$ (3,310)	$ (931)

Basic and diluted loss per share	$ (0.03)	$ (0.01)

Weighted average common shares used in calculation of basic and diluted loss per share	96,280	112,254

See accompanying notes to the consolidated financial statements.

Exabyte Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

		Three Months Ended
	March 31, 2004 (Unaudited)	March 31, 2005 (Unaudited)
Cash flows from operating activities:
Net loss	$(3,310)	$ (931)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	399	332
Provision for uncollectible accounts receivable and sales returns and programs	129	289
Provision for excess and obsolete inventory	--	100
Stock-based compensation expense	95	26
Stock-based interest expense	88	--
Amortizaton of deferred revenue related to media distribution agreement	(463)	(463)
Loss (gain) on foreign currency translation of non-current liability	293	(279)
Changes in assets and liabilities:
Accounts receivable, net	(3,950)	(503)
Inventory, net	(24)	36
Other current assets	215	320
Other non-current assets	(173)	59
Accounts payable	798	43
Accrued liabilities	(78)	(511)
Deferred revenue	80	--
Other non-current liabilities	(151)	68
Net cash used by operating activities	(6,052)	(1,414)
Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(452)	(740)
Cash flows from financing activities:
Proceeds from issuance of common and preferred stock	168	13
Borrowings under line of credit – Bank	26,898	28,114
Payments under line of credit – Bank	(24,874)	(25,523)
Principal payments on notes payable and other non-current liabilities	(2,254)	(331)
Net cash provided (used) by financing activities	(62)	2,273
Net increase (decrease) in cash and cash equivalents	(6,566)	119
Cash and cash equivalents at beginning of period	6,979	444
Cash and cash equivalents at end of period	$ 413	$ 563

Supplemental disclosures of other cash and non-cash investing and financing activities:
Common stock issued in satisfaction of liability related to overadvance loan guaranties	$ 1,631	$ --
Common stock issued in satisfaction of accrued bonuses	$ 330	$ --
Interest paid in cash	$ 440	$ 402
Adjustment of fixed assets acquired through note payable	$ --	$ 333

See accompanying notes to the consolidated financial statements.

Exabyte Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Note 1— OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements of Exabyte Corporation (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United State of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited interim consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements, and reflect all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation in accordance with GAAP. The results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year. These unaudited interim consolidated financial statements and related notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Business, Liquidity and Basis of Presentation

Exabyte Corporation (“Exabyte” or the “Company”) was incorporated on June 5, 1985 under the laws of the state of Delaware. Exabyte markets, designs and manufactures (through third-party manufacturing partners) storage products including VXA®, and MammothTape™ drives, as well as automation for VXA®, MammothTape™ and LTO™ (Ultrium™) technologies. Exabyte also provides its own brand of recording media and provides worldwide service and customer support to its customers and end users through third-party providers. The Company’s stock is traded on the OTC Bulletin Board under the symbol EXBT.OB.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred losses in 2004 and the first quarter of 2005 and had a stockholders’ deficit of $12,644,000 as of March 31, 2005.

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

The Company has prepared the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, which require the use of management’s estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities, as well as the reported amounts of revenue and expenses. Accordingly, actual results could differ from the estimates used.

Significant Accounting Policies

Inventory

Inventory is recorded at the lower of cost or market using the first-in, first-out method, and includes materials, labor and manufacturing overhead. Inventory is presented net of reserves for excess quantities and obsolescence related to raw materials and component parts of $8,358,000 and $4,905,000 at December 31, 2004 and March 31, 2005, respectively, and consists of the following:

(In thousands)	December 31, 2004	March 31, 2005

Raw materials and component parts, net	$5,068	$4,519
Finished goods	7,330	7,743
	$12,398	$12,262

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, shipment or delivery has occurred, the sales price is fixed or determinable, and collectibility of the related receivable is reasonably assured. Generally, these criteria are met upon shipment or delivery of products and transfer of title and risk of loss to customers. Product sales to certain distributors and resellers are subject to agreements allowing certain limited rights of return, marketing related rebates and price protection on unsold merchandise. Accordingly, the Company records an allowance for these items, as well as other product returns, in the period of the sale based on contractual terms and historical data. The Company sells products to certain original equipment manufacturers (“OEM’s”), which require that the Company maintain inventory at third party warehouses. Revenue from these sales is recognized when title transfers, which is generally when the OEM takes possession of the inventory from the warehouse. Revenue for out-of-warranty service repairs is recorded when the service has been performed and the product has been shipped back to the customer. Revenue for on-site warranty contracts is deferred and amortized using the straight-line method over the contract period. Shipping and handling costs are included in cost of goods sold.

The distribution fee received by the Company in connection with the Media Distribution Agreement (“MDA”) discussed in Note 7 was recorded as deferred revenue and is being amortized using the straight-line method over ten years, which represents the estimated period over which existing media products at the commencement of the MDA will be sold. In addition, under certain circumstances the distribution fee may be refundable on a pro-rata basis over a ten year period from the date of the MDA.

Foreign Currency Transactions and Translations

The U.S. dollar is the functional currency of the consolidated corporation including its subsidiaries. For the Company’s foreign subsidiaries, monetary assets and liabilities are remeasured into U.S. dollars using the exchange rates in effect at the balance sheet date and non-monetary assets are remeasured at historical rates. Results of operations are remeasured using the average exchange rates during the period. The Company recorded net foreign exchange (gains) losses related to these remeasurements of $(122,000) and $48,000 in the first quarter of 2004 and 2005, respectively. From time to time, the Company enters into transactions that are denominated in foreign currencies. These transactions are remeasured at the prevailing spot rate upon payment and recorded in the operating account to which the payment relates. Accounts receivable and payable from/to subsidiaries denominated in foreign currencies are remeasured using period end rates and transaction gains and losses are recorded. The Company recorded net foreign exchange (gains) losses related to these transactions of $725,000 and $(343,000) in the first quarter of 2004 and 2005, respectively. In the first quarter of 2004 and 2005, $293,000 and $(280,000), respectively, of such loss (gain) related to the translation of a note payable to a supplier denominated in the Yen. In addition, during the first quarter of 2004 the Company’s cost of goods sold increased by $488,000 as a result of a supply agreement with a Japanese supplier, which required payment in Yen at a fixed conversion rate. Effective April 1, 2004, purchases under this agreement are made in US dollars.

Goodwill

The Company accounts for goodwill under the provisions of FAS 142 “Goodwill and Other Intangible Assets.” Under FAS 142, goodwill is assigned to one or more reporting units based upon certain criteria, is tested for impairment upon adoption of FAS 142 and annually thereafter, and is no longer amortized. Goodwill relates to the Company’s fiscal 2001 business combination with Ecrix Corporation (“Ecrix”). Upon adoption of FAS 142 on January 1, 2002, the Company concluded that it has one reporting unit, and in 2002 the Company completed the transitional and annual impairment tests using the following approach: (1) Calculate the fair value of the Company based on quoted market prices of the Company’s stock, and compare such amount with the Company’s carrying value (stockholders’ equity or deficit), including goodwill; (2) If the fair value of the Company is less than its carrying amount, measure the amount of impairment loss, if any, by comparing the implied fair value of the goodwill with the carrying amount of such goodwill; (3) If the carrying amount of the goodwill exceeds its implied fair value, recognize that excess as an impairment loss. Using this method, the Company determined that the fair value of the reporting unit, including goodwill, exceeded carrying value as of the date of adoption, December 31, 2004 and March 31, 2005 and, accordingly, goodwill is not considered to be impaired.

Liability for Warranty Costs

The Company establishes a warranty liability for the estimated cost of warranty-related claims at the time product related revenue is recognized. The following table summarizes information related to the Company’s warranty reserve as of and for the three months ended March 31, 2005:

(In thousands)

Balance at December 31, 2004	$ 1,583
Accruals for warranties issued	602
Amortization during the period	(513)
Balance at March 31, 2005	$ 1,672

Loss Per Common Share

Basic loss per share is based on the weighted average of all common shares issued and outstanding, and is calculated by dividing net loss by the weighted average shares outstanding during the period. Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares used in the basic loss per share calculation, adjusted for the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding. For the first quarters of 2004 and 2005, basic and diluted loss per share are equal, as the inclusion of potentially dilutive common shares is anti-dilutive.

Options to purchase 1,879,000 and 30,050,000 shares of common stock were excluded from diluted share calculations for the three month periods ended March 31, 2004 and 2005, respectively, as a result of the exercise prices being greater than the average fair market value of the Company’s stock for the year. As a result, the options are anti-dilutive.

In addition, options to purchase 25,790,000 and 10,970,000 shares of common stock were excluded from diluted share calculations for the three month periods ended March 31, 2004 and 2005, respectively, as these options are also anti-dilutive as a result of the net loss incurred.

At March 31, 2004, the Company had two series of outstanding preferred stock, both of which were convertible into the Company’s common stock. At March 31, 2005, the Company had one series of outstanding preferred stock, which is also convertible into the Company’s common stock. The assumed conversion of the preferred shares into common stock for the three month periods ended March 31, 2004 and 2005, has been excluded from diluted share calculations, as the effect of the conversion feature is anti-dilutive.

In addition, as a result of their anti-dilutive effect, accumulated preferred dividends payable in 2,133,000 shares of common stock have been excluded from diluted share calculations for the three month period ended March 31, 2004. There were no accumulated preferred dividends payable at March 31, 2005.

Stock-Based Compensation

Under the Company’s Incentive Stock Plan, the Company may grant options to its employees and directors for up to 9,500,000 shares of common stock. Under the Company’s 1997 Non-Officer Stock Option Plan, the Company may grant options to its employees (who are not officers or directors) for up to 9,000,000 shares of common stock. In June 2004, The Company’s shareholders approved and ratified the Exabyte Corporation 2004 Stock Option Plan (“2004 Plan”) which provides for the issuance of up to 25,000,000 options to purchase the Company’s common stock. Options granted under the 2004 Plan are non-qualified and may be granted to employees, directors and consultants under the provisions of the 2004 Plan. Under all plans, options are granted at an exercise price not less than the fair market value of the stock on the date of grant. The options typically vest over periods of up to 50 months and expire 10 years after the date of grant, except in the event of the termination or death of the employee, whereupon vested shares must be exercised within 90 days or six months, respectively, or they are canceled. In addition, the Company has granted 14,000,000 options to its CEO outside of the plans. Such options have the same terms and conditions as options granted under the plans described above.

As permitted under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”), the Company accounts for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”). Accordingly, no compensation expense has been recognized for options granted to employees with an exercise price equal to the market value at the date of grant or in connection with the employee stock purchase plan. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of FAS 123 and related interpretations (see Note 9 to the Unaudited Consolidated Financial Statements).

The following table illustrates the effect on net loss available to common stockholders and net loss per share if the Company had applied the fair-value based method of FAS 123 to stock-based compensation.

Three Months Ended
(In thousands, except per share data)	March 31, 2004	March 31, 2005

Net loss, as reported	$ (3,310)	$ (931)

Add stock-based compensation expense included in reported net loss, net of related tax effects	95	26

Deduct total stock-based compensation expense determined under fair-value based method for all awards, net of related tax effects	(867)	(1,676)

Pro forma net loss	$ (4,082)	$ (2,581)

Basic and diluted net loss per share:
As reported	$ (0.03)	$ (0.01)
Pro forma	$ (0.04)	$ (0.02)

For FAS 123 disclosure purposes, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2004	2005
Estimated dividends	None	None
Expected volatility	193%	177%
Risk-free interest rate	2.3%	3.4%
Expected term (years)	3.10	3.06

The following table summarizes information about fixed stock options outstanding at March 31, 2005:

	Options Outstanding			Options Exercisable
	Number Outstanding (000’s) Range of Exercise Prices	Weighted-Avg. Remaining Contractual Life	Weighted-Avg. Exercise Price	Number Exercisable (000’s)	Weighted-Avg. Exercise Price
$ 0.11 - 0.47	13,029	8.42	$0.19	4,830	$0.18
0.51 - 0.82	18,379	8.73	0.79	5,842	0.74
0.85 - 1.40	8,661	7.26	1.17	2,977	1.14
2.09 - 17.50	951	4.82	5.40	951	5.40
	41,020	8.42	$0.79	14,600	$0.94

During the three months ended March 31, 2005, the Company issued 625,000 options to purchase common stock at exercise prices of $0.36 and $0.40 per share.

Reclassifications

Certain reclassifications have been made to prior period balances to conform with the current period presentation.

Note 2—ACCRUED LIABILITIES

Accrued liabilities consist of the following:

(In thousands)	December 31, 2004	March 31, 2005

Compensation and benefits	$1,671	$1,369
Current portion of warranty costs	738	740
Deferred rent concessions	894	1,006
Other	1,714	1,391
	$5,017	$4,506

Note 3—DEBT

Line of Credit – Wells Fargo Business Credit, Inc.

On March 9, 2005, the Company entered into a new asset-based line-of-credit agreement with Wells Fargo Business Credit, Inc. (“Wells Fargo”) which provides for borrowings of up to $20,000,000 based on 80% of eligible accounts receivable (as defined), and 60% of eligible finished goods inventory (as defined). Borrowings are secured by substantially all of the Company’s assets. This agreement matures on March 31, 2008, and replaced the loan agreement with Silicon Valley Bank, as described below, which was terminated in March 2005. Interest under the new agreement with Wells Fargo will be charged at the lender’s prime rate plus 1% (6.75% at March 31, 2005) and includes financial covenants relating to, among other things, operating results, the maintenance of minimum levels of net worth or deficit, limits on inventory levels with product distributors, limits on capital expenditures, liens, indebtedness, guarantees, investment in others and prohibitions on the payment of cash dividends on common or preferred stock. Events of default include a change in control. The outstanding balance under the line of credit was $8,764,000 at March 31, 2005.

Line of Credit – Silicon Valley Bank

On June 18, 2002, the Company entered into a $25,000,000 line of credit agreement (the “Agreement”) with Silicon Valley Bank (“SVB”) that originally expired in June 2005. The agreement was modified several times during 2003 for violations of various financial covenants and to revise certain terms and conditions, including a decrease in maximum borrowings to $20,000,000 and to provide for interest to be charged at a rate of prime plus 5.25%. On October 10, 2003, the Agreement was modified to extend the term of the Agreement through September 30, 2005, under similar terms and conditions. In May, 2004, the Company entered into a revised agreement (the “Revised Agreement”), which provided for borrowings of up to $20,000,000 based on 75% of eligible accounts receivable (as defined). No borrowings were available based on inventory balances. Interest was generally charged at the prime rate plus 2.0%, and the Revised Agreement included financial covenants relating to operating results, limits on inventory levels with product distributors, the maintenance of minimum levels of net worth or deficit and prohibits the payment of cash dividends. As of March 31, 2004, the Company was in violation of the covenant relating to the maintenance of specified levels of net worth or deficit and received a waiver of such violation in April 2004. As noted above, this Agreement was terminated in March 2005.

Notes Payable - Suppliers

During the first quarter of 2003, the Company entered into agreements with four of its largest suppliers that converted certain accounts payable and accrued liability amounts outstanding at December 28, 2002, totaling $20,900,000, to unsecured notes payable. These amounts were due through 2005 and bore interest at rates ranging from zero to 5%. At March 31, 2005, the remaining balance of $6,245,000 is due to one supplier, Hitachi, Ltd. (Hitachi). In November 2004, the payment terms for this note were restructured to provide for repayment through March 31, 2007, with interest at 2.1% through March 31, 2006 and 3.1% thereafter. In September 2003, the Company entered into restructuring and note payable agreements with a fifth supplier, Solectron Corporation (“Solectron”), for $8,991,000 which converted accounts payable and current inventory purchase commitments to a note payable bearing interest at 9%. In May 2004, the Company made a $2,020,000 prepayment on the Solectron note and revised the payment schedule. As of March 31, 2005, all inventory purchase commitments had been satisfied, and the total amount due to Hitachi and Solectron under the remaining notes payable – suppliers is $8,503,000 which is payable as follows: 2005 - $2,814,000; 2006 - $5,030,000; 2007 - $659,000. As of February 1, 2005, the Company was in violation of a provision included in the note payable to Hitachi relating to the payment of payables for January product purchases. The Company obtained a waiver of such violation on February 14, 2005. The Company accounted for the modification of the liabilities under EITF 96-19, Debtors Accounting for a Modification or Exchange of Debt Instruments (“EITF 96-19”). In accordance with the provisions of EITF 96-19, the terms of the notes are not considered to be substantially different than the terms of the original liabilities.

Note Payable - Lessor

In September 2003, the Company entered into a note payable in the amount of $3,060,000 with the lessor of certain of its former office and manufacturing facilities, in settlement of all past and future amounts due under the lease for such facilities. The note is unsecured, is payable interest only through September 2008, at which time the entire principal amount is due. The interest rate on the note at March 31, 2005 is 6.0% and this rate will continue until September 2007, at which time the rate increases to 10.0% for the final year of the note. Interest on the note was imputed at a rate of 9.0% over the term of the note and, accordingly, the note was recorded net of discount of $359,000. The 9.0% rate was considered to be a market interest rate based on other borrowings of the Company. The discount is being recognized over the term of the note as additional interest expense using the effective interest method.

Note 4—PREFERRED STOCK

Series AA Preferred Stock

On May 3, 2004, the Company completed the sale of 25,000 shares of newly authorized Series AA Preferred Stock and warrants to purchase 7,500,000 shares of common stock for total gross proceeds of $25,000,000 (approximately $23,609,000 net of offering costs). The purchase price of the Series AA shares was $1,000 per share and each share is convertible into 1,000 shares of common stock at $1.00 per share. The warrants have an exercise price of $1.00 per share and a term of five years and were valued and accounted for using the Black-Scholes option pricing model with the following assumptions: no dividend yield, expected life – 3.09 years, volatility – 183%, and risk free interest rate – 3.26%. In addition, in connection with the issuance of the Series AA Preferred Stock, all shareholders of the Company’s existing Series H and Series I Preferred Stock exchanged those shares and accumulated dividends, for shares of the Series AA Preferred Stock and common stock purchase warrants on an as converted common stock equivalent basis. Series AA shares and common stock warrants issued for the exchange totaled 19,909 shares and 5,972,712 warrants. In connection with the exchange, the Company agreed to accrue common stock dividends on the Series I Preferred shares through December 31, 2004. Accordingly, the Series I shareholders received the equivalent of an additional 708,563 shares of common stock as consideration for the exchange, and the Company recognized a deemed dividend equal to the fair value of the additional consideration, including the value of the common stock warrants received by the Series H and Series I shareholders, of approximately $4,225,000 in the second quarter of 2004.

Dividends on the Series AA Shares are payable in cash or common stock at an initial rate of 5%, with an increase to 8% after four years, 10% after five years and 12% thereafter. During the first quarter of 2005, the Company issued 1,918,094 common shares as dividends on the Series AA preferred. The Company has the right to force conversion of the Series AA shares, which are non-voting, at such time as the Company’s common stock has reached specified price parameters, subject to certain limitations. The Series AA shares have a liquidation preference equal to the issuance price, plus accumulated unpaid dividends and are subject to redemption based on the occurrence of certain conditional events, which are under the sole control of the Company. On August 27, 2004, the Company registered for resale the underlying common shares that would be issued upon conversion, as well as a specified number of common shares that would be issued as dividends on the Series AA shares. The Company is also obligated to maintain a current registration statement in effect until such common shares can be sold without the use of the registration statement.

Note 5—SEGMENT, GEOGRAPHIC AND SALES INFORMATION

All operations of the Company are considered to be in one operating segment and, accordingly, no segment disclosures have been presented. The Company will continue to evaluate its operations and internal reporting structure for future changes that could result in disclosure of additional segments. Foreign revenue is based on the country in which the customer is located.

Substantially all of the Company’s long-lived assets are located in the United States.

The following table details revenues from external customers by geographic area for the following fiscal periods:

	Three Months Ended
(In thousands)	March 31, 2004	March 31, 2005
United States	$20,644	$16,213
Europe/Middle East	4,386	7,567
Asia Pacific	808	768
Other	301	75
	$26,139	$24,623

The following table details revenue by product line for the following fiscal periods:

	Three Months Ended
(In thousands)	March 31, 2004	March 31, 2005
Drives	$ 8,888	$ 5,707
Automation	5,132	8,852
Media	10,272	9,663
Service, spares, and other	2,407	1,370
Sales allowances	(560)	(969)
	$26,139	$24,623

The following table summarizes revenue from significant customers:

	Net Revenue		% of Total Net Revenue
	Three Months Ended		Three Months Ended
(In thousands)	March 31, 2004	March 31, 2005	March 31, 2004	March 31, 2005
Imation	$10,304	$9,925	39.4%	40.3%
Tech Data	$ 3,051	$ 4,204	11.7%	17.1%
Fujitsu Siemens	$ 3,051	$ 3,575	5.5%	14.5%
IBM	$ 2,678	$ 2,031	10.2%	8.2%
Ingram Micro	$ 2,735	$ 1,920	10.5%	7.8%

No other customers accounted for 10% or more of net revenue in any of the above periods.

Note 6—COMMITMENTS AND CONTINGENCIES

Litigation

The Company is, from time to time, subjected to certain claims, assertions or litigation by outside parties as part of its ongoing business operations. The outcomes of any such contingencies are not expected to have a material adverse impact on the consolidated financial condition, results of the operations or cash flows of the Company.

On April 26, 2005, The D.I.C. Creditors’ Trust and J Gregg Pritchard, Trustee on behalf of the D.I.C. Creditors’ Trust, (together, the “Plaintiffs”) filed their Original Complaint against the Company to Avoid Transfers and Objection to Proof of Claim (the “Complaint”) in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division (the “Bankruptcy Court”). The Complaint was filed in connection with the chapter 11 bankruptcy cases of Daisytek, Inc. and its affiliated debtors (collectively, the “Daisytek Debtors”), jointly administered Case No. 03-34762 pending before the Bankruptcy Court.

Through the Complaint, the Plaintiffs seek to avoid and recover approximately $2,764,000 in payments allegedly made to the Company from one or more of the Daisytek Debtors prior to their respective bankruptcy filings, asserting that the payments constitute preferential transfers or fraudulent transfers. In addition, the Plaintiffs seek disallowance of the proof of claim filed by the Company in the amount of approximately $5,954,000 against the bankruptcy estate of Digital Storage, Inc., one of the Daisytek Debtors and a former distributor of the Company’s products. The Company denies the allegations contained in the Complaint and believes that it has meritorious defenses to those allegations. Neither the claim filed by the Company nor any liability relating to the preferential payments, if any, have been reflected in the accompanying financial statements.

Indemnities, Commitments and Guarantees

In the normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include intellectual property indemnities to the Company’s customers in connection with the sales of its products, indemnities for liabilities associated with the infringement of other parties’ technology based upon the Company’s products, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, and indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Delaware. In addition, the Company has contractual commitments to various customers, which could require it to incur costs to repair an endemic defect with respect to its products outside of the normal warranty period if such defect were to occur. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments that the Company could be obligated to make.

The Company has not recorded any liability for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets. The Company does, however, accrue for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is probable.

Note 7—MEDIA DISTRIBUTION AGREEMENT

On November 7, 2003, the Company entered into a Media Distribution Agreement (“MDA”) with Imation Corporation (“Imation”) whereby the Company granted Imation the exclusive worldwide marketing and distribution rights for the Company’s proprietary removable data storage media. In exchange for such rights, Imation paid the Company a distribution fee of $18,500,000, all of which was received by December 31, 2003. The MDA provides for discounted sales prices to Imation and the Company agreed to grant Imation a second security interest in its intellectual property to secure the Company’s obligations under the MDA and a seat as an observer on the Company’s Board of Directors. The MDA has an indefinite term, but provides for termination by Imation upon 180 days’ prior written notice to the Company, or upon a material default by either party. If Imation terminates the MDA because of a material default by Exabyte during the first ten years of the MDA, the Company must pay Imation a prorated portion of the distribution fee based on a ten-year period. If the MDA is terminated by Imation, the Company is not obligated to refund any portion of the distribution fee. In addition, on November 7, 2003, Imation purchased 1,500,000 shares of the Company’s Series I Preferred Stock for $1,500,000 which were exchanged for Series AA Preferred shares in May 2004. As of March 31, 2005, the deferred revenue balance related to the distribution fee is approximately $16,033,000.

Note 8—INCOME TAXES

The Company has recorded a deferred tax valuation allowance equal to 100% of total deferred tax assets. In recording this allowance, management has considered a number of factors, but primarily, the Company’s cumulative operating losses in prior years. Management has concluded that a valuation allowance is required for 100% of the total deferred tax assets, as it is more likely than not that such asset will not be realized.

At December 31, 2004, the Company had incurred domestic net operating loss carryforwards of approximately $207,000,000, which expire between 2005 and 2024. Under the Tax Reform Act of 1986, the amount of, and the benefit from, net operating losses that can be carried forward is limited due to a cumulative ownership change of more than 50% over a three-year period, which occurred in November 2001 in connection with the Ecrix acquisition. The portion of Exabyte’s and Ecrix’s pre-business combination tax carryovers, totaling $153,000,000, that can be utilized in any one taxable year for federal tax purposes is limited to approximately $1.2 million per year through 2021. Ownership changes after December 31, 2004 could further limit the utilization of the Company’s remaining net operating loss carryforward of $54,000,000, in addition to any losses incurred subsequent to December 31, 2004. As of December 31, 2004, the Company had approximately $73,000,000 of total net operating loss carryforwards that may be used to offset future taxable income.

Note 9—RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, FASB issued Statement No. 123 (revised 2004), Share-Based Payment (“Statement 123(R)”). Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation (“Statement 123”), and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Statement 123(R) requires an entity to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees in the income statement over the vesting period. The revised Statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates an entity’s ability to account for share-based compensation transactions using the intrinsic value method of accounting in APB Opinion No. 25, which was permitted under Statement 123, as originally issued. The revised Statement requires both public and nonpublic entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements. Statement 123(R) was originally effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. On April 14, 2005, the SEC announced that it will permit companies to implement 123(R) at the beginning of their next fiscal year after June 15, 2005. The Company is in the process of evaluating the effect this standard may have on our financial condition, results of operations and cash flows.

ITEM 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains forward-looking statements that involve future risks and uncertainties. We may achieve different results than those anticipated in these forward-looking statements. The actual results that we achieve may differ materially from any forward-looking statements due to such risks and uncertainties. Words such as ‘believes,’ ‘anticipates,’ ‘expects,’ ‘intends,’ ‘plans’ and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. You should take into account the risks described in our Annual Report on Form 10-K for the year ended December 31, 2004 and other factors described below when considering such forward-looking statements. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.

Overview

Exabyte Corporation and its subsidiaries (“Exabyte” or the “Company”) is a leading provider of information storage products, including tape drive and automation products and recording media. Our strategic focus is data backup, restoration and archival applications for workstations, midrange computer systems and networks. Computer manufacturers and resellers require a variety of storage products, which vary in price, performance, capacity and form-factor characteristics to meet their needs for reliable data backup, restoration and archival storage increase. Our strategy is to offer a number of products to address a broad range of these requirements. Our tape drive products are based on VXA and MammothTape technologies and our automation products are primarily based upon VXA and LTO (Ultrium) technologies.

We market our products worldwide to resellers and original equipment manufacturers (“OEMs”) through offices located in the United States, Europe and Asia Pacific. Our proprietary media products are marketed and distributed by our exclusive worldwide distributor, Imation Corp. (“Imation”). We have also provided repair services directly to OEMs and to our resellers’ customers through our outsourcing partner, Teleplan Service Logistics, Inc. (“Teleplan”) who provides such services.

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

OEM customers incorporate our products as part of their own systems, which they then sell to their customers under their own brand name. As a percentage of total net revenue, OEM related revenue increased in 2004, and we expect that a significant portion of future revenue growth will be attributable to OEM customers. Accordingly, expansion of these relationships was a key strategic initiative in 2004 and will continue to be so in the future. In general, sales to OEMs are at lower prices and lower gross margins. Accordingly, it is imperative that we continue to obtain a lower cost of products from suppliers to achieve future profitability.

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

Expense control was a key business initiative for us in 2004, and will continue to be so in 2005. As we continue to focus on improving our gross margins, constant or decreasing operating costs is an important objective in improving our operating results. In 2004 and 2005, we established cost reduction plans that focused on decreasing discretionary spending in all functional areas, as well as reducing headcount in most areas of the Company. As a result, we were able to decrease operating costs and position ourselves to operate at a lower expense structure in 2005. While we believe our cost structure is currently appropriate to support our operations, an increase in operating costs in the future, particularly as a percentage of revenue, would negatively impact our operating results and could delay our achieving profitability in the future. Accordingly, additional cost reductions, including decreasing headcount, may be necessary in 2005 and thereafter.

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

Recent Developments

Private Placement of New Preferred Stock and Exchange of Existing Preferred Shares

On May 3, 2004, we completed the sale of 25,000 shares of newly authorized Series AA preferred stock for $1,000 per share and warrants to purchase 7,500,000 shares of common stock, for total gross proceeds of $25,000,000. Each share of Series AA preferred stock has an initial dividend rate of 5% and is convertible into 1,000 shares of common stock at $1.00 per share. The warrants have a term of five years and an exercise price of $1.00 per share. In addition, in connection with the issuance of the Series AA preferred stock, all shareholders of the Company’s existing Series H and Series I preferred stock exchanged such shares, and accumulated dividends, for shares of Series AA preferred, on an as-converted common stock equivalent basis, and warrants. See Note 4 to the Consolidated Financial Statements included herein for additional information on these transactions.

Workforce Reduction

During the fourth quarter of 2004 and the first quarter of 2005, we terminated employment of approximately 34 full- and part-time employees in connection with an overall cost reduction plan. These reductions in force affected employees in all functional areas of the Company, including employees located in Europe, and were necessary to reduce our current cost and personnel structure based on forecasted revenue. In addition, certain of these reductions were directly related to the outsourcing of our technical support function to a third-party. We believe we are now appropriately structured from a personnel and cost standpoint, but we cannot ensure that we will not reduce our workforce again in the future due to continued losses. At April 20, 2005, the Company had 170 employees.

Fluctuations in Foreign Currency Exchange Rates

The supply agreement with one of our Japan-based suppliers, as well as a note payable to that supplier, has provided for payments in Yen at a fixed conversion rate. During the first quarter of 2005, the dollar strengthened against the Yen, resulting in a gain on foreign currency translation relating to the note payable of $280,000. A weaker dollar in the first quarter of 2004 resulted in a loss on foreign currency translation relating to the note payable of $293,000. Total gain on foreign currency translation for the first quarter of 2005 was $295,000. In addition, in the first quarter of 2004 the weaker dollar resulted in increased product costs totaling $488,000. Effective April 1, 2004, all product purchases from the supplier are paid in U.S. dollars at a fixed price. Payments on the note payable continue to be in Yen at the fixed conversion rate. As a result, the Company may be exposed to the impact of additional fluctuations in foreign currency exchange rates in the future and the impact could be significant.

Critical Accounting Policies and Estimates

The accounting policies noted below are critical to determining our operating results, and represent those policies which involve significant judgments and estimates. For a detailed discussion on the application of these and other accounting policies, see Note 1 to the Unaudited Consolidated Financial Statements included herein and Note 1 to the Consolidated Financial Statements included in our annual Report on Form 10-K for the year ended December 31, 2004.

Revenue Recognition and Uncollectible Accounts Receivable

Our revenue recognition policy is significant because the amount and timing of revenue is a key component of our results of operations. We follow the guidance of Staff Accounting Bulletin No. 104 (“SAB 104”), which requires that a series of criteria are met in order to recognize revenue related to product shipment or delivery or the performance of repair services. If these criteria are not met, the associated revenue is deferred until the criteria are met. Generally, these criteria require that there be an arrangement to sell the product, the product has been shipped or delivered in accordance with that arrangement, the sales price is determinable and collectibility is reasonably assured. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from year to year. Additionally, revenue from sales to certain resellers is subject to agreements allowing certain limited rights of return, marketing related rebates and price protection on unsold merchandise held by those resellers. Accordingly, an allowance for estimated future returns, marketing rebates, price protection and promotional programs is provided in the period of sale based on contractual terms and historical data. This allowance is subject to estimates by management in accordance with SAB 104 and, should actual results differ from these estimates, the impact on our operations could be significant.

The distribution fee we received in connection with the Media Distribution Agreement (“MDA”), discussed in Note 7 to the Unaudited Consolidated Financial Statements included herein was recorded as deferred revenue and is being amortized using the straight-line method over ten years, which represents the estimated period over which existing media products at the commencement of the MDA will be sold. In addition, under certain circumstances the distribution fee may be refundable on a pro-rata basis over a ten year period from the date of the MDA.

We currently estimate our allowance for uncollectible accounts based on known exposure for specific accounts, as well as historical bad debt experience. Our adherence to our established credit policies, including the monitoring of the financial condition of our customers, is critical to minimizing future bad debts.

Inventory valuation and reserves

Our inventory is a significant component of our total assets. In addition, the carrying value of inventory directly impacts our gross margins and operating results. Our inventory is recorded at the lower of cost or market, cost being determined under the first-in, first-out method. In addition, we must determine if reserves are required for excess or obsolete inventory for existing products, including products that will be discontinued in the near term, or future sales which may result in a loss. This determination requires significant judgment by management relating to future revenue by product and the estimated life cycles of certain products in a rapidly changing technology marketplace. Our ability to make accurate estimates regarding inventory usage and valuation is integral to minimizing inventory related charges in the future. Charges for excess and obsolete inventory were significant in 2004 due to revisions in sales forecasts and the estimated discontinuance of certain products. Although we do not expect such charges to be as significant in the future, the extent of future charges could be impacted by unknown events or circumstances and the effect on our estimates.

Goodwill

Our business combination with Ecrix in November 2001 resulted in a significant amount of goodwill. Under FAS 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized to operations, but is assessed periodically for potential impairment based on estimates by management. An impairment may be indicated by a significant decrease in the trading price of our common stock and if such a decrease occurs, additional procedures are required to determine if the carrying value of the goodwill exceeds its implied fair value. Any impairment charge indicated by these tests could be significant to future operating results. As of December 31, 2004 and March 31, 2005, we have concluded that we have no goodwill impairment.

Recent Accounting Pronouncements

The Financial Accounting Standards Board has recently issued certain accounting pronouncements that may impact our business. For a complete discussion of these accounting pronouncements, see Note 9 to the Unaudited Consolidated Financial Statements included herein.

Results of Operations

The following table sets forth our operating results in dollars and as a percentage of revenue for each period presented.

(In thousands except per share data)	Three months ended
	March 31, 2004		March 31, 2005
	$	%	$	%

Net revenue	$26,139	100.0	$24,623	100.0
Cost of goods sold	20,053	76.7	17,455	70.9
Gross profit	6,086	23.3	7,168	29.1

Operating expenses:
Selling, general and administrative	6,069	23.2	5,501	22.3
Engineering, research and development	2,130	8.1	2,452	10.0
Total operating expenses	8,199	31.3	7,953	32.3
Loss from operations	(2,113)	(8.0)	(785)	(3.2)

Other income (expense):
Interest expense	(528)	(2.0)	(402)	(1.6)
Gain (loss) on foreign currency translation	(603)	(2.3)	295	1.2
Other	(28)	(0.1)	(31)	(0.1)
Loss before income taxes	(3,272)	(12.4)	(923)	(3.7)

Income tax expense	(38)	(0.1)	(8)	(0.1)

Net loss	$(3,310)	(12.5)	$ (931)	(3.8)

Basic and diluted net loss per share	$ (0.03)		$ (0.01)

Net Revenue By Product Type

The following tables present our revenue by type of product in absolute dollars and as a percentage of revenue for each period presented.

(In thousands)	Three Months Ended
	March 31, 2004	March 31, 2005

Drives	$ 8,888	$ 5,707
Automation	5,132	8,852
Media	10,272	9,663
Service, spares and other	2,407	1,370
Sales allowances	(560)	(969)
	$26,139	$24,623

	Three Months Ended
	March 31, 2004	March 31, 2005

Drives	34.0%	23.2%
Automation	19.6	36.0
Media	39.3	39.2
Service, spares and other	9.2	5.6
Sales allowances	(2.1)	(4.0)
	100.0%	100.0%

Net revenue decreased 5.8 % from $26,139,000 in the first quarter of 2004 to $24,623,000 in the first quarter of 2005. Sales of our Legacy products, both Mammoth hardware and media, continued to decline in 2005 and decreased $2,934,000, or 32%, in the first quarter of 2005 compared to the first quarter of 2004. Revenue from VXA-related products decreased $1,669,000, or 11.8%, in the first quarter of 2005, primarily due to decreased drive shipments to OEM customers during the quarter. VXA automation revenue increased 17.9% and VXA media revenue decreased 4.4% in the first quarter of 2005, as compared to 2004. Shipments of the PL1 automation product introduced in the first quarter of 2004 continued to increase in 2005, while VXA media shipments, which are generally impacted by drive sales, also decreased in 2005. LTO automation revenue increased $3,670,000, or 178%, in 2005 due primarily to increased shipments of our 110L and 221L automation products to OEM and distribution/reseller customers.

As a percentage of total net revenue, revenue from drives decreased in the first quarter of 2005, as compared to 2004, due to both decreased shipments of Mammoth drives and lower VXA drive shipments to OEM customers, as noted above. Net revenue from automation products increased significantly from 19.6% of total net revenue in the first quarter of 2004, to 36.0% in the first quarter of 2005. This increase is a result of increased revenue from the VXA PL1 product and increased shipments of LTO automation products, including our new 2U product, which was introduced in the fourth quarter of 2004. This product contributed $1,600,000 of revenue in the first quarter of 2005. Media revenue remained relatively consistent as a percentage of total net revenue from 2004 to 2005, although Legacy media revenue decreased $790,000 and VXA related media revenue decreased $231,000 in the first quarter of 2005. The decreasing installed base of Mammoth drives and lower VXA drive shipments during the quarter contributed to these decreases. Total revenue from service, spares, and other decreased in both dollars and as a percentage of total net revenue in 2005, as compared to 2004, due to the continued impact of the outsourcing of our service and repair business to Teleplan in the latter part of 2003. Related service and repair costs also decreased in 2005, as compared to 2004. Sales allowances increased 73% in the first quarter of 2005, versus the first quarter of 2004, as sales promotion activities and programs increased in 2005, particularly for our newer VXA and LTO automation products. Stock rotation activity and product returns remained relatively consistent from period to period.

Net Revenue By Customer Type

The following table presents our revenue from different types of customers in absolute dollars and as a percentage of total net revenue for each period:

(In thousands)	Three Months Ended
	March 31, 2004	March 31, 2005

Distributor/Reseller	$19,935	$17,263
OEM	4,559	6,165
End-users and other	1,645	1,195
	$26,139	$24,623

	Three Months Ended
	March 31, 2004	March 31, 2005

Distributor/Reseller	76.3%	70.1%
OEM	17.4	25.0
End-users and other	6.3	4.9
	100.0%	100.0%

Our ongoing efforts to expand our revenue base with our OEM customers is a key component of our business plan and our ability to return to profitability and revenue from OEM customers increased as a percentage of total net revenue in the first quarter of 2005, as compared to 2004. As noted previously, VXA and Legacy drive shipments to OEM customers decreased in 2005, while shipments of automation products, particularly LTO automation, increased during the quarter. This increase in OEM revenue is a continuation of the trend experienced throughout 2004, where OEM revenue, as a percentage of total revenue, increased each quarter. In particular, sales of LTO automation to one of our largest OEM customers, Fujitsu-Siemens Computers, Gmbh (“Fujitsu-Siemens”), increased 138% during the first quarter of 2005. Revenue from distributor/reseller customers increase in dollars, while decreasing as a percentage of total revenue due to the increase in OEM revenue. Revenue from sales to Imation, the exclusive distributor of our media products is included in the distributor/reseller category. We intend to focus our efforts on generating increased awareness and demand for our VXA drive and automation products and our LTO automation products in the worldwide distribution channel. Revenue from end user customers (primarily service, repair and spare parts) decreased as a percentage of total revenue for the first quarter of 2005 due to a decrease in service revenue resulting from the outsourcing agreement with Teleplan.

Net Revenue By Geographic Region

Geographically, revenue is attributed to the customer’s location. The following table summarizes our revenue in different geographic locations as a percentage of total net revenue for the periods presented:

	Three Months Ended
	March 31, 2004	March 31, 2005

United States	79.0%	65.9%
Europe/Middle East	16.8	30.7
Asia Pacific	3.1	3.1
Other	1.1	0.3
	100.0%	100.0%

Revenue from customers in Europe/Middle East increased in the first quarter of 2005 due to the significant increase in revenue from Fujitsu-Siemens relating to our LTO automation products, as noted above. Acceptance of our VXA technology has been slower than expected in both Europe and Asia Pacific. Expansion of revenue from both OEM and distribution customers in both Europe and Asia Pacific is a key component of our future business strategy, as we believe our market share in both regions is below expectation.

Significant Customers

The following table summarizes customers who accounted for 10% or more of our revenue in the periods presented:

	Three Months Ended
	March 31, 2004	March 31, 2005

Imation	39.4%	40.3%
Tech Data	11.7%	17.1%
Fujitsu Siemens	5.5%	14.5%
IBM	10.2%	8.2%
Ingram Micro	10.5%	7.8%

No other customers accounted for 10% or more of net revenue in the first quarter of 2004 and 2005. We cannot guarantee that revenue from these or any other customers will continue to represent the same percentage of our revenue in future periods. Our customers also sell competing products and customers continually review new technologies that cause our revenue to vary from period to period.

Cost of Sales and Gross Margin

Our cost of goods sold includes the actual cost of all materials, labor and overhead incurred in the manufacturing and service processes, as well as certain other related costs, which include primarily provisions for warranty repairs, inventory reserves and freight costs. Our gross margin increased from 23.3% in the first quarter of 2004 to 29.1% in 2005. Gross margins for both periods were positively impacted by headcount reductions and cost control measures implemented throughout 2004, overall lower drive product costs, and a more favorable product mix, which included increased automation revenue at higher margins. Gross margins for the first quarter of 2004 were negatively affected by foreign currency fluctuations for product purchases denominated in Yen at a fixed conversion rate which increased cost of goods sold by $488,000 in the quarter. Gross margins for the first quarter of 2005 include a $100,000 provision for excess and obsolete inventory.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses include salaries, sales commissions, advertising expenses and marketing programs. These expenses decreased to $5,501,000 and 22.3% of total net revenue in the first quarter of 2005 from $6,069,000 and 23.2% of total net revenue for the first quarter of 2004. The decrease is the result of headcount reductions implemented in the fourth quarter of 2004, the impact of which was fully realized in 2005. In addition, cost control measures in both periods included limitations on expense increases and new hiring.

Research and Development Expenses

Research and development expenses increased to $2,452,000 and 9.9% of total net revenue in the first quarter of 2005 from $2,130,000 and 8.1% of total net revenue for the same period in 2004. The increase is the net result of headcount reductions and increased engineering costs related to the development of new products, which are expected to be released in the second half of 2005. Management believes that the Company continues to have the necessary resources in place to meet all technology development related milestones.

Other Income (Expense), Net

Other income (expense), net consists primarily of interest expense, foreign currency fluctuation gains and losses and other miscellaneous items. For the first quarter of 2004 and 2005 interest expense of $528,000 and $402,000 relates to borrowings under our bank lines of credit and notes payable to suppliers. Borrowings under the lines of credit were significantly higher in 2004 (prior to the completion of the Series AA preferred stock transaction), and the first quarter of 2005 includes a $100,000 prepayment fee relating to the termination of the Silicon Valley Bank loan agreement. In addition, the interest rate on our line of credit with our bank was higher in the first quarter of 2005 due to increases in the prime rate.

The result of foreign currency translations fluctuated from a loss of $603,000 for the first quarter of 2004 to a gain of $295,000 in 2005, respectively. This fluctuation was primarily due to fluctuations in the Japanese Yen and the Euro against the U.S. dollar during both periods and the resulting impact from the translation of the note payable to a supplier denominated in Yen.

Taxes

The provision for income taxes for the first quarter of 2004 and 2005 represents foreign taxes only. Based on cumulative operating losses over prior years and uncertainty as to future profitability, we continue to reserve 100% of our deferred tax assets. We believe a 100% valuation allowance will be required until we attain a consistent and predictable level of profitability. See Note 8 to the Unaudited Consolidated Financial Statements included herein.

Loss Per Share

Basic and diluted loss per share was $0.03 for the first quarter of 2004 and $0.01 in 2005. Outstanding common shares increased throughout 2004 and 2005 due to the payment of dividends on preferred stock paid in common shares. The effect of convertible preferred stock and common stock options was anti-dilutive in both periods.

Liquidity and Capital Resources

Liquidity Issues

We have incurred losses for the past several years, including losses of $3,310,000 and $931,000 in the first quarter of 2004 and 2005, respectively, and have limited liquidity as of March 31, 2005. We continue to reassess our business and investigate various strategic alternatives that would increase liquidity and working capital. These alternatives may include one or more of the following:

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

We will continue to explore these and other options that would provide additional capital for current operating needs or longer-term objectives. Although we issued Series AA preferred stock in 2004 for total gross proceeds of $25,000,000, it will be necessary for us to raise additional capital or achieve profitable operations to provide sufficient funds to support our operations in 2005. If we are not successful in achieving one or more of the above actions, including raising additional capital or profitable operations, we may not be able to continue as a going concern. The Series AA proceeds were used primarily to repay our line-of-credit with our bank and meet other supplier requirements. In addition, during 2004, we successfully restructured the payment terms of a note payable to a supplier resulting in the deferral of payments into 2006 and 2007. In March, 2005, we entered into a new line of credit with Wells Fargo Business Credit, Inc. replacing Silicon Valley Bank, which new line provides additional borrowing capacity for the Company. Currently, our primary sources of funding are our availability under our bank line of credit, notes payable to suppliers and others, and our ability to generate cash from operations. We are currently evaluating additional sources of cash, with an emphasis on obtaining additional equity capital in 2005, and the refinancing of existing obligations to obtain more favorable terms. The amount of such additional liquidity needs cannot presently be determined.

An inability to increase revenue to the level anticipated in our forecasts, a loss of a major customer for VXA or other products, an interruption in delivery of manufactured products from suppliers, increases in product costs, significant unbudgeted expenditures, or other adverse operating conditions could impact our ability to achieve our forecasted cash generated from operations, which may result in a need for additional funding from external sources. There is no assurance that additional funding will be available or available on terms acceptable to the Company. Additional debt would require the approval of our lender under the terms of our line of credit.

Cash Flows – First Quarter of 2005

As of March 31, 2005, we have $563,000 in cash and cash equivalents and negative working capital of $77,000. During the first quarter of 2005, we had $1,414,000 in cash used by operating activities, $740,000 used by investing activities and $2,273,000 provided by financing activities.

The components of cash provided by operations include our net loss of $931,000, adjusted for depreciation and amortization expense, provision for uncollectible accounts receivable and sales returns and programs, amortization of deferred revenue, provision for excess and obsolete inventory, gain on foreign currency translation and other non-cash items, all of which totaled cash provided of $5,000. In addition, cash flows from operating activities in the first quarter of 2005 were impacted by changes in current assets and liabilities which totaled cash used of $269,000. Cash provided by financing activities is comprised primarily of net borrowings on the bank line-of-credit offset by payments on notes payable of $331,000. Cash used by investing activities relates to the purchase of equipment and tooling related to new product development activities.

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

Cash Flows – First Quarter of 2004

As of March 31, 2004, we had $413,000 in cash and cash equivalents and negative working capital of $10,242,000. During the first quarter of 2004, we had $6,052,000 in cash used by operating activities, $452,000 used by investing activities and $62,000 used by financing activities.

The components of cash provided by operations include our net loss of $3,310,000, adjusted for depreciation and amortization expense, provision for uncollectible accounts receivable and sales returns and programs, loss on foreign currency translation and other non-cash items, all of which totaled $1,004,000. In addition, cash flows from operating activities in the first quarter of 2004 were impacted by the timing of payments on accounts receivable from the Company’s largest customers, which were received shortly after the close of the first quarter of 2004, resulting in an increase in accounts receivable at the end of the quarter. Cash used by financing activities is comprised primarily of net payments on the bank line-of-credit and other notes payable of $230,000 offset by proceeds from the issuance of common and preferred stock of $168,000. Cash used by investing activities relates to the purchase of equipment and leasehold improvements, including the costs associated with the implementation of new accounting and management information software.

Borrowings

Line of Credit – Wells Fargo Business Credit, Inc.

On March 9, 2005, we entered into a new asset-based line-of-credit agreement with Wells Fargo Business Credit, Inc. (“Wells Fargo”) which provides for borrowings of up to $20,000,000 based on 80% of eligible accounts receivable (as defined), and 60% of eligible finished goods inventory (as defined). Borrowings are secured by substantially all of the Company’s assets. This agreement matures on March 31, 2008, and replaced the loan agreement with Silicon Valley Bank, as described below, which was terminated in March 2005. Interest under the new agreement with Wells Fargo will be charged at the lender’s prime rate plus 1% (6.75% at March 31, 2005) and includes financial covenants relating to, among other things, operating results, the maintenance of minimum levels of net worth or deficit, limits on inventory levels with product distributors, limits on capital expenditures, liens, indebtedness, guarantees, investment in others and prohibitions on the payment of cash dividends on common or preferred stock. Events of default include a change in control. We are in compliance with such covenants as of March 31, 2005.

Line of Credit – Silicon Valley Bank

On June 18, 2002, we entered into a $25,000,000 line of credit agreement (the “Agreement”) with Silicon Valley Bank (“SVB”) that originally expired in June 2005. The agreement was modified several times during 2003 for violations of various financial covenants and to revise certain terms and conditions, including a decrease in maximum borrowings to $20,000,000 and to provide for interest to be charged at a rate of prime plus 5.25%. On October 10, 2003, the Agreement was modified to extend the term of the Agreement through September 30, 2005, under similar terms and conditions. In May, 2004, we entered into a revised agreement (the “Revised Agreement”), which provides for borrowings of up to $20,000,000 based on 75% of eligible accounts receivable (as defined). No borrowings were available based on inventory balances. Interest was generally charged at the prime rate plus 2.0%, and the Revised Agreement included financial covenants relating to operating results, limits on inventory levels with product distributors, the maintenance of minimum levels of net worth or deficit and prohibitions on the payment of cash dividends. As of March 31, 2004, we were in violation of the covenant relating to the maintenance of specified levels of net worth or deficit and received a waiver of such violation in April 2004. As noted above, this agreement was terminated in March 2005.

Notes Payable - Suppliers

During the first quarter of 2003, we entered into agreements with four of our largest suppliers that converted certain accounts payable and accrued liability amounts outstanding at December 28, 2002, totaling $20,900,000, to unsecured notes payable. These amounts were due through 2005 and bore interest at rates ranging from zero to 5%. At March 31, 2005, the remaining balance of $6,245,000 is due to one supplier, Hitachi, Ltd. (Hitachi). In November 2004, the payment terms for this note were restructured to provide for repayment through March 31, 2007, with interest at 2.1% through March 31, 2006 and 3.1% thereafter. In September 2003, we entered into restructuring and note payable agreements with a fifth supplier, Solectron Corporation (“Solectron”), for $8,991,000 which converted accounts payable and current inventory purchase commitments to a note payable bearing interest at 9%. In May 2004, we made a $2,020,000 prepayment on the Solectron note and revised the payment schedule. As of March 31, 2005, all inventory purchase commitments had been satisfied, and the total amount due to Hitachi and Solectron under the remaining notes payable – suppliers is $8,503,000 which is payable as follows: 2005 - $2,814,000; 2006 - $5,030,000; 2007 - $659,000. As of February 1, 2005, we were in violation of a provision included in the note payable to Hitachi relating to the payment of payables for January product purchases. We obtained a waiver of such violation on February 14, 2005.

Note Payable - Lessor

In September 2003, we entered into a note payable in the amount of $3,060,000 with the lessor of certain of our former office and manufacturing facilities, in settlement of all past and future amounts due under the lease for such facilities. The note is unsecured, is payable interest only through September 2008, at which time the entire principal amount is due. The interest rate on the note at March 31, 2005 is 6.0% and this rate will continue until September 2007, at which time the rate increases to 10.0% for the final year of the note. Interest on the note was imputed at a rate of 9.0% over the term of the note and, accordingly, the note was recorded net of discount of $359,000. The 9.0% rate was considered to be a market interest rate based on other borrowings of the Company. The discount is being recognized over the term of the note as additional interest expense using the effective interest method.

Media Distribution Agreement

On November 7, 2003, we entered into a Media Distribution Agreement (“MDA”) with Imation whereby we granted Imation the exclusive worldwide marketing and distribution rights for the Company’s proprietary removable data storage media. In exchange for such rights, Imation paid us a one-time distribution fee of $18,500,000. Under the Media Agreement, we agreed to grant Imation a second security interest in our intellectual property to secure the Company’s obligations under the Media Agreement and a seat as an observer on our Board of Directors. The Media Agreement has an indefinite term, but provides for termination by Imation upon 180 days’ prior written notice to the Company, or upon a material default by either party. If Imation terminates the Media Agreement because of a material default by Exabyte, we must pay Imation a prorated portion of the distribution fee (based on 10 years from November 7, 2003). If the Media Agreement is terminated by Imation, we are not obligated to refund any portion of the distribution fee. The Media Agreement provides for discounted sales prices to Imation which, in turn, reduces our gross margin on media sales.

Other Non-Current Liabilities And Contractual Obligations

We are committed to make certain payments for non-current liabilities including notes payable. Our cash payments due under these contractual obligations as of March 31, 2005 are as follows:

(In thousands)	Less than 1 year	1 - 3 years	After 3 years	Total
Notes payable	$4,072	$4,350	$3,060	$11,482

Operating leases	2,502	1,396	43	3,941
Capital lease obligations	53	--	--	53
	$6,627	$5,746	$3,103	$15,476

We expect to fund these obligations through cash generated from operations, borrowings under our bank line of credit and, if necessary, additional external debt or equity financings.

In addition, as of March 31, 2005, we have issued irrevocable letters-of-credit in favor of certain suppliers totaling $750,000, which expire December 31, 2005.

Market Risk

In the ordinary course of our operations, we are exposed to certain market risks, primarily changes in foreign currency exchange rates and interest rates. Uncertainties that are either nonfinancial or nonquantifiable, such as political, economic, tax, other regulatory or credit risks are not included in this assessment of our market risks. We are primarily impacted by fluctuations in the dollar/yen exchange rate as a result of a note payable to a supplier denominated in Yen. Exposure to other foreign currency fluctuations is not considered to be significant. Our borrowings under our line of credit agreement expose us to changes in interest rates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information concerning the Company’s market risk is incorporated by reference from Item 2 above, ‘Management’s Discussion and Analysis of Financial Condition and Results of Operations,’ under the caption, ‘Market Risk.’

ITEM 4. CONTROLS AND PROCEDURES

As of March 31, 2005, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms as of March 31, 2005. There was no change in our internal control over financial reporting during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company ‘s internal control over financial reporting.

The Company maintains a Disclosure Committee whose members review financial statement and other disclosures included in regulatory filings for accuracy and completeness. In addition, members of the Company’s senior management team, who are responsible for all significant operational areas of the Company, meet regularly to discuss current business conditions and issues. Prior to the filing of the applicable Form 10-Q or Form 10-K, the senior management team also meets with the Board of Directors to review business issues impacting their area of responsibility and the Company as a whole. The information exchanged at these meetings is considered by the Board members and management in their review of the Company’s financial statements and SEC filings. As a result, these frequent meetings and interactions with members of management responsible for all significant operational areas of the Company, information is accumulated and communicated to senior management, including the CEO and CFO, on a comprehensive and timely basis to allow for appropriate disclosure in the Company’s financial statements and regulatory filings.

PART II.

ITEM 1. LEGAL PROCEEDINGS

On October 5, 2004, the Company filed a complaint against Certance LLC (“Certance”) in the United States District Court for the District of Colorado asserting that Certance infringed upon certain of the Company’s patents. Certance subsequently filed its answer, which included routine counterclaims customary for this type of proceeding, on November 18, 2004. While the Company remains open to settlement, it intends to assert fully its patent rights in the litigation. The lawsuit just entered the discovery phase. It is not possible to predict the outcome of this action. However, the Company believes that the outcome will not have a material adverse effect on the Company’s results of operations.

On April 26, 2005, The D.I.C. Creditors’ Trust and J Gregg Pritchard, Trustee on behalf of the D.I.C. Creditors’ Trust, (together, the “Plaintiffs”) filed their Original Complaint against the Company to Avoid Transfers and Objection to Proof of Claim (the “Complaint”) in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division (the “Bankruptcy Court”). The Complaint was filed in connection with the chapter 11 bankruptcy cases of Daisytek, Inc. and its affiliated debtors (collectively, the “Daisytek Debtors”), jointly administered Case No. 03-34762 pending before the Bankruptcy Court.

Through the Complaint, the Plaintiffs seek to avoid and recover approximately $2,764,000 in payments allegedly made to the Company from one or more of the Daisytek Debtors prior to their respective bankruptcy filings, asserting that the payments constitute preferential transfers or fraudulent transfers. In addition, the Plaintiffs seek disallowance of the proof of claim filed by the Company in the amount of approximately $5,954,000 against the bankruptcy estate of Digital Storage, Inc., one of the Daisytek Debtors and a former distributor of the Company’s products. The Company denies the allegations contained in the Complaint and believes that it has meritorious defenses to those allegations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Executive Bonuses And Director Compensation

On January 6, 2005, we issued a total of 58,435 shares of common stock to its outside directors as payment for fourth quarter 2004 director fees. We believe that these parties met the standards for purchasers in a non-public offering, the Company made no general solicitation, and the Company also relied upon an exemption from securities registration for a non-public offering in issuing these shares.

ITEM 6. EXHIBITS

Exhibit Index

Exhibit Number	Description
2.1	Agreement and Plan of Merger among Exabyte Corporation, Bronco Acquisition, Inc., Ecrix Corporation, Certain Lenders, and Certain Investors, Dated as of August 22, 2001 (4)
3.1	Restated Certificate of Incorporation. (1)
3.2	Amendment to Restated Certificate of Incorporation. (2)
3.3	By-laws of the Company, as amended. (3)
3.4	Certificate of Designation of Preferences, Rights and Limitations of Series AA Convertible Preferred Stock (5)
4.1	Article 4 of the Restated Certificate of Incorporation (included in Exhibit 3.1)
4.2	Article 1 of the By-laws of Exabyte Corporation, as amended (included in Exhibit 3.3)
4.3	Specimen stock certificate of Exabyte (4)
*10.1	Credit and Security Agreement, by and between the Company and Wells Fargo Business Credit, Inc., dated March 9, 2005 (6)
31.1	Rule 13a-14(a) Certification for Chief Executive Officer
31.2	Rule 13a-14(a) Certification for Chief Financial Officer
32.1	Section 1350 Certification

*  Certain portions of this exhibit have been omitted as confidential.

(1)

Filed as an Exhibit to the Company’s Registration Statement on Form S-1 (Registration No. 33-30941) filed with the Securities and Exchange Commission (the “SEC”) on September 8, 1989 or Amendments Nos. 1 and 2 thereto (filed on October 12, 1989 and October 16, 1989 respectively), and incorporated herein by reference.

(2)	Filed as an Exhibit to the Company’s Registration Statement on Form 8-A/A filed with the SEC on June 7, 2002 and incorporated herein by reference.
(3)	Filed as an Exhibit to the Company’s Registration Statement on Form 8-A/A filed with the SEC on June 7, 2002 and incorporated herein by reference.
(4)

Filed as an Exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-4, filed with the SEC on September 21, 2001, as amended by Amendment Nos. 1 and 2 filed with the SEC on October 5, 2001 and October 9, 2001, respectively, and incorporated herein by reference.

(5)	Filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on May 4, 2004, and incorporated herein by reference.
(6)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K, as filed with the SEC on March 21, 2005, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

EXABYTE CORPORATION
Registrant

Date	May 12, 2005	By	/s/ Carroll A. Wallace
Carroll A. Wallace Chief Financial Officer (Principal Financial and Accounting Officer)