Form 10-Q
period 2005-06-30
EXABYTE CORP /DE/
filed 2005-08-15
CIK 855109

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________________________________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR SECTION 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).         Yes______      No ___X___

As of August 8, 2005, there were 116,322,371 shares outstanding of the Registrant’s Common Stock (par value $0.001 per share).

EXABYTE CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets--December 31, 2004 and June 30, 2005 (unaudited)	3-4

Consolidated Statements of Operations--Three and Six Months Ended June 30, 2004 and 2005 (unaudited)	5-6

Consolidated Statements of Cash Flows-- Six Months Ended June 30, 2004 and 2005 (unaudited)	7

Notes to Consolidated Financial Statements (unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosures About Market Risk	32

Item 4. Controls and Procedures	32

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	32

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 4. Submission of Matters to a Vote of Security Holders	33

Item 6. Exhibits	34

SIGNATURE	35

PART I

ITEM 1. FINANCIAL STATEMENTS

Exabyte Corporation and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share data)

	December 31, 2004	June 30, 2005 (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$444	$342
Accounts receivable, less allowances for uncollectible accounts and sales returns and programs of $1,910 and $1,773, respectively	13,929	12,856
Inventory, net	12,398	11,603
Other	2,322	1,837
Total current assets	29,093	26,638

Equipment and leasehold improvements, net	2,601	2,853
Goodwill	7,428	7,428
Other non-current assets	857	718
Total non-current assets	10,886	10,999
Total assets	$39,979	$37,637

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$7,766	$6,503
Accrued liabilities (Note 2)	5,017	5,984
Current portion of deferred revenue (Note 7)	3,460	3,409
Line of credit - Bank (Note 3)	6,173	9,705
Current portion of notes payable - suppliers (Note 3)	3,201	4,835
Current portion of other liabilities	488	407
Total current liabilities	26,105	30,843
Notes payable, less current portion (Note 3)
Suppliers	6,210	3,091
Others	2,973	2,987
	9,183	6,078
Deferred revenue, less current portion (Note 7)	15,025	14,168
Accrued warranties, less current portion	845	1,042
Other liabilities, less current portion	573	300
Total non-current liabilities	16,443	15,510
Total liabilities	51,731	52,431

See accompanying notes to the consolidated financial statements.

Exabyte Corporation and Subsidiaries

Consolidated Balance Sheets (continued)

(In thousands, except per share data)

	December 31, 2004	June 30, 2005 (Unaudited)
Stockholders’ equity (deficit) (Note 4):
Preferred stock; no series; $.001 par value; 18,350 shares authorized; no shares issued and outstanding	$--	$--
Preferred stock; series A; $.001 par value; 500 shares authorized; no shares issued and outstanding	--	--
Series G convertible preferred stock; $.001 par value; 1,500 shares authorized; no shares issued and outstanding	--	--
Series H convertible preferred stock; $.001 par value; 9,650 shares authorized; no shares issued and outstanding	--	--
Series I convertible preferred stock; $.001 par value; 10,000 shares authorized; no shares issued and outstanding	--	--
Series AA convertible preferred stock; $.001 par value; 55 shares authorized; 45 shares issued and outstanding; aggregate liquidation preference at June 30, 2005 of $44,909	--	--
Common stock, $.001 par value; 350,000 shares authorized; 111,961 and 116,247 shares outstanding, respectively	112	117
Additional paid-in capital	134,257	134,348
Treasury stock, 96 shares at cost	(578)	(578)
Accumulated deficit	(145,543)	(148,681)
Total stockholders’ deficit	(11,752)	(14,794)

Commitments and contingencies (Note 6)

Total liabilities and stockholders’ deficit	$39,979	$37,637

See accompanying notes to the consolidated financial statements.

Exabyte Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,
	2004	2005

Net revenue	$26,620		$23,776
Cost of goods sold	19,173		16,708

Gross profit	7,447		7,068

Operating expenses:
Selling, general and administrative	6,064		5,437
Engineering, research and development	2,513		2,520
Total operating expenses	8,577		7,957

Loss from operations	(1,130)		(889)

Other income (expense):
Interest expense	(426)		(353)
Gain on foreign currency translation	1,091		198
Provision for settlement of litigation (Note 6)	--		(1,125)
Other, net	--		(33)

Loss before income taxes	(465)		(2,202)

Income tax benefit (expense)	9		(5)

Net loss	$(456)		$(2,207)

Deemed dividend related to exchange of preferred stock (Note 4)	(4,225)	--

Net loss available to common shareholders	$(4,681)		$(2,207)

Basic and diluted loss per share	$(0.04)		$(0.02)

Weighted average common shares used in calculation of basic and diluted loss per share	105,926		114,380

See accompanying notes to the consolidated financial statements.

Exabyte Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Six Months Ended June 30,
	2004	2005

Net revenue	$52,759		$48,398
Cost of goods sold	39,226		34,163

Gross profit	13,533		14,235

Operating expenses:
Selling, general and administrative	12,133		10,938
Engineering, research and development	4,643		4,972
Total operating expenses	16,776		15,910

Loss from operations	(3,243)		(1,675)

Other expense:
Interest expense	(955)		(755)
Gain on foreign currency translation	488		493
Provision for settlement of litigation (Note 6)	--		(1,125)
Other, net	(27)		(63)

Loss before income taxes	(3,737)		(3,125)

Income tax expense	(29)		(13)

Net loss	$(3,766)		$(3,138)

Deemed dividend related to exchange of preferred stock (Note 4)	(4,225)	--

Net loss available to common shareholders	$(7,991)		$(3,138)

Basic and diluted loss per share	$(0.08)		$(0.03)

Weighted average common shares used in calculation of basic and diluted loss per share	101,103		113,317

See accompanying notes to the consolidated financial statements.

Exabyte Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2004	2005
Cash flows from operating activities:
Net loss	$(3,766)	$(3,138)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	831	704
Provisions for uncollectible accounts receivable and sales returns and programs	265	39
Provision for excess and obsolete inventory	--	450
Provision for settlement of litigation	--	1,125
Stock-based compensation expense	696	73
Stock-based interest expense	88	--
Amortization of deferred revenue related to media distribution agreement	(925)	(925)
Gain on foreign currency translation of non-current liability	(392)	(486)
Changes in assets and liabilities:
Accounts receivable, net	(1,207)	1,034
Inventory, net	829	345
Other current assets	426	485
Other non-current assets	(92)	139
Accounts payable	(1,832)	(1,263)
Accrued liabilities	(2,348)	(158)
Deferred revenue	(12)	17
Other non-current liabilities	(164)	(100)
Net cash used by operating activities	(7,603)	(1,659)
Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(1,090)	(1,289)
Cash flows from financing activities:
Borrowings under line of credit – Bank	47,503	55,102
Payments under line of credit – Bank	(54,001)	(51,570)
Principal payments on notes payable and other non-current liabilities	(8,079)	(709)
Proceeds from issuance of common stock	187	23
Proceeds from issuance of preferred stock, net	23,763	--
Net cash provided by financing activities	9,373	2,846
Net increase (decrease) in cash and cash equivalents	680	(102)
Cash and cash equivalents at beginning of period	6,979	444
Cash and cash equivalents at end of period	$7,659	$342

Supplemental disclosures of other cash and non-cash investing and financing activities:
Common stock issued in satisfaction of liability related to overadvance loan guaranties	$1,631	--
Common stock issued in satisfaction of accrued bonuses	$330	--
Interest paid in cash	$867	$755
Adjustment of fixed assets acquired through note payable	--	$333

See accompanying notes to the consolidated financial statements.

Exabyte Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Note 1— BASIS OF PRESENTATION, SIGNIFICANT ACCOUNTING POLICIES AND

SUBSEQUENT EVENT

Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements of Exabyte Corporation (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United State of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited interim consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements, and reflect all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation in accordance with GAAP. The results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year. These unaudited interim consolidated financial statements and related notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred losses in 2004 and the first six months of 2005 and had a stockholders’ deficit of $14,794,000 as of June 30, 2005.

The Company has limited liquidity as of June 30, 2005 and is currently investigating various strategic alternatives that would increase liquidity. These alternatives may include one or more of the following:

•	Obtaining additional capital from debt or equity fund raising activities;
•	Strategic alliance or business combination and related funding from such relationship;
•	Restructuring of notes payable and trade payables to certain suppliers to provide for extended payment terms;
•	Continued restructuring of current operations to decrease operating costs and improve gross margin;
•	Sale of all or a portion of operations or technology rights.

The Company will continue to explore these and other options that would provide additional capital for current operating needs and longer-term objectives. Although the Company issued Series AA preferred stock in 2004 for total gross proceeds of $25,000,000, and since the Company has not yet achieved profitable operations, it is now necessary for the Company to raise additional capital to provide sufficient funds to support its current operations, including payments to vendors. If the Company is not successful in achieving one or more of the above actions, including raising additional capital, the Company may not be able to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Significant Accounting Policies

Inventory

Inventory is recorded at the lower of cost or market using the first-in, first-out method, and includes materials, labor and manufacturing overhead. Raw materials and component parts of $5,068,000 and $4,716,000 at December 31, 2004 and June 30, 2005 are net of reserves for excess quantities and obsolescence of $8,358,000 and $5,216,000, respectively. The components of inventory are as follows:

(In thousands)	December 31, 2004	June 30, 2005

Raw materials and component parts, net	$5,068	$4,716
Finished goods	7,330	6,887
	$12,398	$11,603

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

Foreign Currency Transactions and Remeasurement

The U.S. dollar is the functional currency of the consolidated corporation including its subsidiaries. For the Company’s foreign subsidiaries, monetary assets and liabilities are remeasured into U.S. dollars using the exchange rates in effect at the balance sheet date and non-monetary assets are remeasured at historical rates. Results of operations are remeasured using the average exchange rates during the period. The Company recorded net foreign exchange gains (losses) related to these remeasurements of $(2,000) and $38,000 in the second quarter of 2004 and 2005, respectively, and $120,000 and $(10,000) in the first six months of 2004 and 2005. From time to time, the Company enters into transactions that are denominated in foreign currencies. These transactions are remeasured at the prevailing spot rate upon payment and recorded in the operating account to which the payment relates. Accounts receivable and payable from/to subsidiaries denominated in foreign currencies are remeasured using period end rates and transaction gains and losses are recorded. The Company recorded net foreign exchange gains related to these transactions of $1,093,000 and $160,000 in the second quarter of 2004 and 2005, respectively, and $368,000 and $503,000 in the first six months of 2004 and 2005. For the three months and six months ended June 30, 2005, the Company recognized gains of $93,000 and $487,000, respectively, related to the translation of a note payable to a supplier denominated in the Yen. In addition, during the first quarter of 2004 the Company’s cost of goods sold increased by $488,000 as a result of a supply agreement with a Japanese supplier, which required payment in Yen at a fixed conversion rate. Effective April 1, 2004, purchases under this agreement are made in US dollars.

Goodwill

The Company accounts for goodwill under the provisions of FAS 142 “Goodwill and Other Intangible Assets.” Under FAS 142, goodwill is assigned to one or more reporting units based upon certain criteria, is tested for impairment upon adoption of FAS 142 and annually thereafter, and is no longer amortized. Goodwill relates to the Company’s fiscal 2001 business combination with Ecrix Corporation (“Ecrix”). Upon adoption of FAS 142 on January 1, 2002, the Company concluded that it has one reporting unit, and in 2002 the Company completed the transitional and annual impairment tests using the following approach: (1) Calculate the fair value of the Company based on quoted market prices of the Company’s stock, and compare such amount with the Company’s carrying value (stockholders’ equity or deficit), including goodwill; (2) If the fair value of the Company is less than its carrying amount, measure the amount of impairment loss, if any, by comparing the implied fair value of the goodwill with the carrying amount of such goodwill; (3) If the carrying amount of the goodwill exceeds its implied fair value, recognize that excess as an impairment loss. Using this method, the Company determined that the fair value of the reporting unit, including goodwill, exceeded carrying value as of the date of adoption, December 31, 2004 and June 30, 2005 and, accordingly, goodwill is not considered to be impaired.

Liability for Warranty Costs

The Company establishes a warranty liability for the estimated cost of warranty-related claims at the time product related revenue is recognized. The following table summarizes information related to the Company’s warranty reserve as of and for the six months ended June 30, 2005:

(In thousands)

Balance at December 31, 2004	$1,583
Accruals for warranties issued	957
Amortization during the period	(863)
Balance at June 30, 2005	$1,677

Loss Per Common Share

Basic loss per share is based on the weighted average of all common shares issued and outstanding, and is calculated by dividing net loss by the weighted average shares outstanding during the period. Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares used in the basic loss per share calculation, adjusted for the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding. For the second quarter and first six months of 2004 and 2005, basic and diluted loss per share are equal, as the inclusion of potentially dilutive common shares is anti-dilutive.

Options to purchase 10,057,000 and 29,366,000 shares of common stock were excluded from diluted share calculations for the three months ended June 30, 2004 and 2005, respectively, as a result of the exercise prices being greater than the average fair market value of the Company’s stock for the year. As a result, the options are anti-dilutive. In addition, remaining options to purchase 31,441,000 and 10,892,000 shares of common stock were excluded from diluted share calculations for the three months ended June 30, 2004 and 2005, respectively, as these options are also anti-dilutive as a result of the net loss incurred.

Options to purchase 9,178,000 and 29,366,000 shares of common stock were excluded from diluted share calculations for the six months ended June 30, 2004 and 2005, respectively, as a result of the exercise prices being greater than the average fair market value of the Company’s stock for the year. As a result, the options are anti-dilutive. In addition, remaining options to purchase 32,320,000 and 10,892,000 shares of common stock were excluded from diluted share calculations for the six months ended June 30, 2004 and 2005, respectively, as these options are also anti-dilutive as a result of the net loss incurred.

At June 30, 2004 and 2005, the Company had one series of outstanding preferred stock, which is also convertible into the Company’s common stock. The assumed conversion of the preferred shares into common stock for the three and six months ended June 30, 2004 and 2005, has been excluded from diluted share calculations, as the effect of the conversion feature is anti-dilutive. In addition, there were no accumulated preferred dividends payable at June 30, 2004 and 2005.

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

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	June 30, 2004	June 30, 2005	June 30, 2004	June 30, 2005

Net loss, as reported	$(456)	$(2,207)	$(3,766)	$(3,138)

Add: Stock-based compensation expense included in reported net loss, net of related tax effects	601	47	696	73

Deduct: Total stock-based compensation expense determined under fair-value based method for all awards, net of related tax effects	(1,677)	(1,499)	(2,533)	(3,174)

Pro forma net loss	$(1,532)	$(3,659)	$(5,603)	$(6,239)
Deemed dividend related to exchange of preferred stock	(4,225)	--	(4,225)	--
Pro forma loss available to common stockholders	$(5,757)	$(3,659)	$(9,828)	$(6,239)

Basic and diluted net per share available to common stockholders:
As reported	$(0.04)	$(0.02)	$(0.08)	$(0.03)
Pro forma	$(0.05)	$(0.03)	$(0.10)	$(0.06)

For FAS 123 disclosure purposes, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2004	2005
Estimated dividends	None	None
Expected volatility	183%	179%
Risk-free interest rate	3.3%	3.8%
Expected term (years)	3.09	3.05

The following table summarizes information about fixed stock options outstanding at June 30, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (000’s)	Weighted-Avg. Remaining Contractual Life	Weighted-Avg. Exercise Price	Number Exercisable (000’s)	Weighted-Avg. Exercise Price
$ 0.11 - 0.45	12,407	8.17	$0.18	5,404	$0.18
0.47 - 0.82	18,333	8.49	0.78	6,866	0.75
0.85 - 1.40	8,615	7.01	1.17	3,225	1.14
2.09 - 17.50	903	4.62	5.37	902	5.37
	40,258	7.99	$0.78	16,397	$0.89

During the three and six months ended June 30, 2005, the Company issued 111,000 and 736,000 options, respectively, to purchase common stock at exercise prices ranging from $0.21 to $0.40 per share.

Reclassifications

Certain reclassifications have been made to prior period balances to conform with the current period presentation.

Note 2—ACCRUED LIABILITIES

Accrued liabilities consist of the following:

(In thousands)	December 31, 2004	June 30, 2004

Compensation and benefits	$1,671	$1,555
Current portion of warranty costs	738	635
Deferred rent concessions	894	1,103
Litigation settlement	--	1,125
Other	1,714	1,566
	$5,017	$5,984

Note 3—DEBT

Line of Credit – Wells Fargo Business Credit, Inc.

On March 9, 2005, the Company entered into a new asset-based line-of-credit agreement with Wells Fargo Business Credit, Inc. (“Wells Fargo”) which provides for borrowings of up to $20,000,000 based on 80% of eligible accounts receivable (as defined), and 60% of eligible finished goods inventory (as defined). Accordingly, borrowing availability under the line of credit varies based on the balances of accounts receivable and inventory throughout the month, quarter or year. Borrowings are secured by substantially all of the Company’s assets. This agreement matures on March 31, 2008, and replaced the loan agreement with Silicon Valley Bank, as described below, which was terminated in March 2005. Interest under the new agreement with Wells Fargo has been charged at the lender’s prime rate plus 1% (7.0% at June 30, 2005); and the agreement includes financial covenants and other restrictions relating to, among other things, operating results, the maintenance of minimum levels of net worth or deficit, limits on inventory levels with product distributors, limits on capital expenditures, liens, indebtedness, guarantees, investment in others and prohibitions on the payment of cash dividends on common or preferred stock. Events of default include a change in control. As of June 30, 2005, the Company was in violation of covenants relating to operating results and maintenance of specified levels of net worth or deficit, and received a waiver of such violations in August 2005. In connection with the waiver, the agreement was amended to provide for revised financial covenants for the remainder of 2005, relating to operating results and the maintenance of minimum net worth or deficit, and an interest rate equal to the prime rate plus 3%, subject to decrease if debt or equity capital is obtained. The outstanding balance under the line of credit was $9,705,000 at June 30, 2005.

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

Notes Payable - Suppliers

During the first quarter of 2003, the Company entered into agreements with four of its largest suppliers that converted certain accounts payable and accrued liability amounts outstanding at December 28, 2002, totaling $20,900,000, to unsecured notes payable. These amounts were due through 2005 and bore interest at rates ranging from zero to 5%. At June 30, 2005, the remaining balance of $5,897,000 is due to one supplier, Hitachi, Ltd. (Hitachi). In November 2004, the payment terms for this note were restructured to provide for repayment through March 31, 2007, with interest at 2.1% through March 31, 2006 and 3.1% thereafter. In September 2003, the Company entered into restructuring and note payable agreements with a fifth supplier, Solectron Corporation (“Solectron”), for $8,991,000 which converted accounts payable and current inventory purchase commitments to a note payable bearing interest at 9%. In May 2004, the Company made a $2,020,000 prepayment on the Solectron note and revised the payment schedule. As of June 30, 2005, all inventory purchase commitments had been satisfied, and the total amount due to Hitachi and Solectron under the remaining notes payable – suppliers is $7,926,000 which is payable as follows: 2005 - $2,382,000; 2006 - $4,905,000; 2007 - $639,000. The Company accounted for the modification of the liabilities under EITF 96-19, Debtors Accounting for a Modification or Exchange of Debt Instruments (“EITF 96-19”). In accordance with the provisions of EITF 96-19, the terms of the notes are not considered to be substantially different than the terms of the original liabilities.

Note Payable - Lessor

In September 2003, the Company entered into a note payable in the amount of $3,060,000 with the lessor of certain of its former office and manufacturing facilities, in settlement of all past and future amounts due under the lease for such facilities. The note is unsecured, and is payable interest only through September 2008, at which time the entire principal amount is due. The interest rate on the note at June 30, 2005 is 6.0% and this rate will continue until September 2007, at which time the rate increases to 10.0% for the final year of the note. Interest on the note was imputed at a rate of 9.0% over the term of the note and, accordingly, the note was recorded net of discount of $359,000. The 9.0% rate was considered to be a market interest rate based on other borrowings of the Company. The discount is being recognized over the term of the note as additional interest expense using the effective interest method.

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

Dividends on the Series AA Shares are payable in cash or common stock at an initial rate of 5%, with an increase to 8% after four years, 10% after five years and 12% thereafter. During the three and six months ended June 30, 2005, the Company issued 1,990,025 and 3,908,119 common shares, respectively, as dividends on the Series AA preferred. The Company has the right to force conversion of the Series AA shares, which are non-voting, at such time as the Company’s common stock has reached specified price parameters, subject to certain limitations. The Series AA shares have a liquidation preference equal to the issuance price, plus accumulated unpaid dividends and are subject to redemption based on the occurrence of certain conditional events, which are under the sole control of the Company. On August 27, 2004, the Company registered for resale the underlying common shares that would be issued upon conversion, as well as a specified number of common shares that would be issued as dividends on the Series AA shares and updated the registration statement on April 26, 2005. The Company is obligated to maintain a current registration statement in effect until such common shares can be sold without the use of the registration statement.

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

Substantially all of the Company’s long-lived assets are located in the United States.

The following table details revenue from external customers by geographic area for the following fiscal periods:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2004	June 30, 2005	June 30, 2004	June 30, 2005
United States	$18,788	$17,867	$39,432	$34,080
Europe/Middle East	6,281	4,929	10,667	12,496
Asia Pacific	983	923	1,791	1,691
Other	568	57	869	131
	$26,620	$23,776	$52,759	$48,398

The following table details revenue by product line for the following fiscal periods:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2004	June 30, 2005	June 30, 2004	June 30, 2005
Drives	$7,640	$5,020	$16,653	$11,602
Automation	7,690	9,545	12,697	17,522
Media	9,639	8,619	19,912	18,282
Service, spares, and other	2,375	1,526	4,781	2,896
Sales allowances	(724)	(934)	(1,284)	(1,904)
	$26,620	$23,776	$52,759	$48,398

The following table summarizes revenue from significant customers:

	Net Revenue		% of Total Net Revenue
	Three Months Ended		Three Months Ended
(In thousands)	June 30, 2004	June 30, 2005	June 30, 2004	June 30, 2005
Imation	$10,119	$8,916	38.0%	37.5%
Tech Data	$3,583	$4,799	13.5%	20.2%
Ingram Micro	$3,259	$2,631	12.2%	11.1%
IBM	$2,979	$1,969	11.2%	8.3%
Fujitsu Siemens	$1,971	$1,963	7.4%	8.3%

	Net Revenue		% of Total Net Revenue
	Six Months Ended		Six Months Ended
(In thousands)	June 30, 2004	June 30, 2005	June 30, 2004	June 30, 2005
Imation	$20,423	$18,841	38.7%	38.9%
Tech Data	$6,634	$9,003	12.6%	18.6%
Ingram Micro	$5,994	$4,551	11.4%	9.4%
IBM	$5,657	$4,000	10.7%	8.3%
Fujitsu Siemens	$3,411	$5,538	6.5%	11.4%

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

Through the Complaint, the Plaintiffs seek to avoid and recover approximately $2,764,000 in payments allegedly made to the Company from one or more of the Daisytek Debtors prior to their respective bankruptcy filings, asserting that the payments constitute preferential transfers or fraudulent transfers. In addition, the Plaintiffs seek disallowance of the proof of claim filed by the Company in the amount of approximately $5,954,000 against the bankruptcy estate of Digital Storage, Inc., one of the Daisytek Debtors and a former distributor of the Company’s products. In July 2005, the Company reached an agreement with the Plaintiffs that provides for the settlement of the claim for a payment of $1,125,000 over a twelve month period, commencing September 1, 2005, and the relinquishment of the Company’s claim against the estate. The completion of the agreement is subject to Bankruptcy Court approval. The Company has recorded a provision for the settlement in the accompanying June 30, 2005 consolidated financial statements.

On October 5, 2004, the Company filed a complaint against Certance LLC (“Certance”) in the United States District Court for the District of Colorado asserting that Certance infringed upon certain of the Company’s patents. Certance subsequently filed its answer, which included routine defenses customary for this type of proceeding, on November 18, 2004. In addition, in connection with this litigation, Matsushita Electric Industrial Co. Ltd. (Matsushita) filed a complaint against the Company asserting a claim for patent infringement related to another of the Company’s products. Matsushita is the contract manufacturer of the product included in the Company’s initial complaint against Certance. The lawsuit brought by the Company recently entered the discovery phase and while the Company is actively negotiating a settlement of these matters, it intends to assert fully its patent rights in the litigation. It is not possible to predict the outcome of these actions and no contingent gain or loss has been recorded for the three and six months ended June 30, 2005.

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

In June 2005, the Company entered into a new lease agreement with its existing landlord for its Boulder facilities for a five-year period beginning July 1, 2005. Under the previous lease agreements, which were terminated in connection with the new agreement, the Company had accumulated $1,103,000 of deferred rent concessions as of June 30, 2005. This amount will be amortized as a reduction of rent expense over the term of the new lease agreement.

Note 7—MEDIA DISTRIBUTION AGREEMENT

On November 7, 2003, the Company entered into a Media Distribution Agreement (“MDA”) with Imation Corporation (“Imation”) whereby the Company granted Imation the exclusive worldwide marketing and distribution rights for the Company’s proprietary removable data storage media. In exchange for such rights, Imation paid the Company a distribution fee of $18,500,000, all of which was received by December 31, 2003. The MDA provides for discounted sales prices to Imation and the Company agreed to grant Imation a second security interest in its intellectual property to secure the Company’s obligations under the MDA and a seat as an observer on the Company’s Board of Directors. The MDA has an indefinite term, but provides for termination by Imation upon 180 days’ prior written notice to the Company, or upon a material default by either party. If Imation terminates the MDA because of a material default by Exabyte during the first ten years of the MDA, the Company must pay Imation a prorated portion of the distribution fee based on a ten-year period. If the MDA is terminated by Imation, the Company is not obligated to refund any portion of the distribution fee. In addition, on November 7, 2003, Imation purchased 1,500,000 shares of the Company’s Series I Preferred Stock for $1,500,000 which were exchanged for Series AA Preferred shares in May 2004. As of June 30, 2005, the deferred revenue balance related to the distribution fee is approximately $15,571,000.

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

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 requires certain abnormal expenditures to be recognized as expenses in the current period. It also requires that the amount of fixed production overhead allocated to inventory be based on the normal capacity of the production facilities. The standard is effective for the fiscal year beginning January 1, 2006. It is not expected that SFAS No. 151 will have a material effect on the Company’s Consolidated Financial Statements.

ITEM 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains forward-looking statements that involve future risks and uncertainties. We may achieve different results than those anticipated in these forward-looking statements and our actual results may differ materially from any forward-looking statements due to such risks and uncertainties. Words such as ‘believes,’ ‘anticipates,’ ‘expects,’ ‘intends,’ ‘plans’ and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. You should take into account the risks described in our Annual Report on Form 10-K for the year ended December 31, 2004 and other factors described below when considering such forward-looking statements. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.

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

We market our products worldwide to resellers and original equipment manufacturers (“OEMs”) through offices located in the United States, Europe and Asia Pacific. Our proprietary media products are marketed and distributed by our exclusive worldwide distributor, Imation Corp. (“Imation”). We also provide repair services directly to OEMs and to our resellers’ customers through our outsourcing partner, Teleplan Service Logistics, Inc. (“Teleplan”).

In connection with our sales agreements with certain of our reseller channel customers, we provide inventory price protection, stock rotation rights and short-term marketing and consumer rebate programs, and for our largest reseller customers, we generally provide all of the above items. The cost of these rights and programs are significant and are a direct reduction of our revenue, but are necessary to realize increased revenue through this segment of our customers.

OEM customers incorporate our products as part of their own systems, which they then sell to their customers under their own brand name. As a percentage of total net revenue, OEM related revenue increased in 2004 and during the first six months of 2005, and we expect that a significant portion of future revenue growth will be attributable to OEM customers. Accordingly, expansion of these relationships has been a key strategic initiative and will continue to be so in the future. In general, sales to OEMs are at lower prices and lower gross margins, and, accordingly, it is imperative that we continue to obtain lower cost products from suppliers to achieve future profitability.

Our business is directly impacted by overall growth in the economies in which we operate and, in particular, in the technology industry sector and business purchasing of technology related products. We believe the improving economic climate, increasing our penetration into OEM customers, expanding revenue in Europe and Asia Pacific, expansion of revenue from domestic channel distribution customers, and our introduction of new products will provide us with improving business opportunities. However, there can be no assurance that these factors will result in improved operating results or financial condition.

One of our most significant challenges in 2004, was to reduce our product costs to improve our gross margins. We believe this continues to be a challenge in 2005 and thereafter. In that regard, we are working with existing hardware and media suppliers to obtain reduced product costs, as well as expanding the level of manufacturing activities with suppliers in lower cost geographic locations. All of our products are manufactured by suppliers located in China, Japan and Singapore and we will continue to evaluate which areas provide the lowest cost, high quality services and products. Obtaining overall product cost reductions is an integral factor in our becoming profitable in the future. However, there can be no assurance that we will indeed achieve such cost reductions in the future.

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

Workforce Reductions

During the fourth quarter of 2004 and the first quarter of 2005, we terminated employment of approximately 34 full- and part-time employees in connection with an overall cost reduction plan. These reductions in force affected employees in all functional areas of the Company, including employees located in Europe, and were necessary to reduce our current cost and personnel structure based on forecasted revenue. In addition, certain of these reductions were directly related to the outsourcing of our technical support function to a third-party. We believe we are now appropriately structured from a personnel and cost standpoint, but we cannot ensure that we will not reduce our workforce again in the future due to continued losses. At July 25, 2005, the Company had 171 employees.

Fluctuations in Foreign Currency Exchange Rates

The supply agreement with one of our Japan-based suppliers, as well as a note payable to that supplier, has provided for payments in Yen at a fixed conversion rate. For the three and six months ended June 30, 2005, the Company recognized gains of $279,000 and $486,000, respectively, related to the translation of the note payable. Total gain on foreign currency translation for the three and six months ended June 30, 2005 was $198,000 and $493,000, respectively. Total gain on foreign currency translation for the three and six months ended June 30, 2004 was $1,091,000 and $488,000, respectively. Effective April 1, 2004, all product purchases from the supplier are paid in U.S. dollars at a fixed price. Payments on the note payable continue to be in Yen at the fixed conversion rate. As a result, the Company may be exposed to the impact of additional fluctuations in foreign currency exchange rates in the future and the impact could be significant.

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

Revenue Recognition and Uncollectible Accounts Receivable

Our revenue recognition policy is significant because the amount and timing of revenue is a key component of our results of operations. We follow the guidance of Staff Accounting Bulletin No. 104 (“SAB 104”), which requires that a series of criteria are met in order to recognize revenue related to product shipment or delivery or the performance of repair services. If these criteria are not met, the associated revenue is deferred until the criteria are met. Generally, these criteria require that there be an arrangement to sell the product, the product has been shipped or delivered in accordance with that arrangement, the sales price is determinable and collectibility is reasonably assured. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from year to year. Additionally, revenue from sales to certain resellers is subject to agreements allowing certain limited rights of return, marketing related rebates and price protection on unsold merchandise held by those resellers. Accordingly, an allowance for estimated future returns, marketing rebates, price protection and promotional programs is provided in the period of sale based on contractual terms and historical data. In accordance with SAB 104, this allowance is subject to estimates by management and should actual results differ from these estimates the impact on our operations could be significant.

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

Inventory valuation and reserves

Our inventory is a significant component of our total assets. In addition, the carrying value of inventory directly impacts our gross margins and operating results. Our inventory is recorded at the lower of cost or market, cost being determined under the first-in, first-out method. In addition, we must determine if reserves are required for excess or obsolete inventory for existing products, including products that will be discontinued in the near term. This determination requires significant judgment by management relating to future revenue by product and the estimated life cycles of certain products in a rapidly changing technology marketplace. Our ability to make accurate estimates regarding inventory usage and valuation is integral to minimizing inventory related charges in the future. Charges for excess and obsolete inventory were significant in 2004 due to revisions in sales forecasts and the estimated discontinuance of certain products. Although we do not expect such charges to be as significant in the future, the extent of future charges could be impacted by unknown events or circumstances and the effect on our estimates.

Goodwill

Our business combination with Ecrix in November 2001 resulted in a significant amount of goodwill. Under FAS 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized to operations, but is assessed periodically for potential impairment based on estimates by management. An impairment may be indicated by a significant decrease in the trading price of our common stock and if such a decrease occurs, additional procedures are required to determine if the carrying value of the goodwill exceeds its implied fair value. Any impairment charge indicated by these tests could be significant to future operating results. As of December 31, 2004 and June 30, 2005, we have concluded that we have no goodwill impairment.

Recent Accounting Pronouncements

The Financial Accounting Standards Board has recently issued certain accounting pronouncements that may impact our business. For a complete discussion of these accounting pronouncements, see Note 9 to the Unaudited Consolidated Financial Statements included herein.

Results of Operations

The following table sets forth our operating results in dollars and as a percentage of revenue for each period presented.

(In thousands except per share data)	Three Months Ended				Six Months Ended
	June 30,		June 30,		June 30		June 30,
	2004		2005		2004		2005
	$	%	$	%	$	%	$	%

Net revenue	$26,620	100.0	$23,776	100.0	$52,759	100.0	$48,398	100.0
Cost of goods sold	19,173	72.0	16,708	70.3	39,226	74.3	34,163	70.6
Gross profit	7,447	28.0	7,068	29.7	13,533	25.7	14,235	29.4

Operating expenses:
Selling, general and administrative	6,064	22.8	5,437	22.8	12,133	23.0	10,938	22.6
Engineering, research and development	2,513	9.4	2,520	10.6	4,643	8.8	4,972	10.3
Loss from operations	(1,130)	(4.2)	(889)	(3.7)	(3,243)	(6.1)	(1,675)	(3.5)

Other income (expense):
Interest expense	(426)	(1.6)	(353)	(1.5)	(955)	(1.8)	(755)	(1.5)
Gain on foreign currency translation	1,091	4.1	198	0.7	488	0.9	493	1.0
Provision for settlement of litigation	--	--	(1,125)	(4.7)	--	--	(1,125)	(2.3)
Other	--	--	(33)	(0.1)	(27)	(0.1)	(63)	(0.1)
Loss before income taxes	(465)	(1.7)	(2,202)	(9.3)	(3,737)	(7.1)	(3,125)	(6.4)

Income tax (expense) benefit	9	--	(5)	--	(29)	--	(13)	--

Net loss	$ (456)	(1.7)	$ (2,207)	(9.3)	$(3,766)	(7.1)	$(3,138)	(6.4)

Deemed dividend related to exchange of preferred stock	(4,225)	(15.9)	--	--	(4,225)	(8.0)	--	--

Net loss available to common stockholders	$(4,681)	(17.6)	$ (2,207)	(9.3)	$(7,991)	(15.1)	$(3,138)	(6.4)

Basic and diluted loss per share	$ (0.04)		$ (0.02)		$ (0.08)		$ (0.03)

Weighted average common shares used in calculation of basic and diluted loss per share	105,926		114,380		101,103		113,317

Net Revenue By Product Type

The following tables present our revenue by type of product in absolute dollars and as a percentage of revenue for each period presented.

(In thousands)	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2005	June 30, 2004	June 30, 2005

Drives	$7,640	$5,020	$16,653	$11,602
Automation	7,690	9,545	12,697	17,522
Media	9,639	8,619	19,912	18,282
Service, spares and other	2,375	1,526	4,781	2,896
Sales allowances	(724)	(934)	(1,284)	(1,904)
	$26,620	$23,776	$52,759	$48,398

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2005	June 30, 2004	June 30, 2005

Drives	28.7%	21.1%	31.6%	24.0%
Automation	28.9	40.1	24.1	36.2
Media	36.2	36.3	37.7	37.8
Service, spares and other	8.9	6.4	9.0	5.9
Sales allowances	(2.7)	(3.9)	(2.4)	(3.9)
	100.0%	100.0%	100.0%	100.0%

Our net revenue decreased 10.7% from $26,620,000 in the second quarter of 2004 to $23,776,000 for the second quarter of 2005, and decreased 8.3% from $52,759,000 for the six months ended June 30, 2004 to $48,398,000 for the six months ended June 30,2005. As expected, revenue from Legacy hardware and media products continued to decline in 2005, and decreased $2,223,000, or 35.8%, in the second quarter and $5,158,000, or 33.6%, for the six months ended June 30, 2005. Substantially all Legacy (Mammoth) hardware products will be discontinued in 2005 and revenue from Legacy media products is expected to continue to decline, but at a decreasing rate, in the future. VXA-related revenue decreased $2,422,000, or 15.2%, during the second quarter and $4,091,000, or 13.6%, for the six months ended June 30, 2005. VXA drive revenue decreased 10.1% and 21.9% for the second quarter and the first six months of 2005, respectively, due to a decrease in shipments to distributor/reseller customers during both periods. The VXA PL1 automation product, which was introduced in the first quarter of 2004, contributed significant revenue in the second quarter and first six months of 2004, as we experienced strong initial customer demand for this new product. Accordingly, VXA automation revenue decreased 22.6% and 10.9% for the second quarter and first six months of 2005, respectively, as compared to the new product revenue stream in the prior year. However, VXA automation revenue increased 25% in the second quarter of 2005, as compared to the first quarter of 2005, as demand for automation products continued to expand. VXA media revenue, which is directly impacted by hardware shipments and sales, decreased 9.0% and 6.7%, for the second quarter and the first six months of 2005. LTO automation revenue increased $2,947,000, or 109.7% and $6,587,000, or 141.8%, for the second quarter and first six months of 2005, respectively, due to increased shipments of our new Magnum 2 1X7 and our 110L and 221L automation products to OEM and distribution reseller customers in both periods.

As a percentage of total net revenue, revenue from drives decreased in the second quarter and for the first six months of 2005, as compared to 2004, due to decreased shipments of Mammoth drives to

OEM and distributor/reseller customers and a decrease in VXA drive shipments to distributor/reseller customers, as noted above. Net revenue from automation products increased significantly from 28.9% and 24.1% of total net revenue in the second quarter and first six months of 2004, respectively, to 40.1% and 36.2% of total net revenue for the same periods in 2005. This increase is a result of increased shipments of LTO automation products, including the new Magnum 2 1X7 product which was introduced in the fourth quarter of 2004, net of a decrease in revenue from the VXA PL1 product, as noted above. Media revenue remained relatively consistent as a percentage of total net revenue from 2004 to 2005, although Legacy media revenue decreased $596,000 and $1,386,000, and VXA related media revenue decreased $522,000 and $754,000 for the second quarter and for the first six months of 2005, respectively. The decreasing installed base of Mammoth drives and lower VXA hardware shipments during both periods in 2005 contributed to these decreases. Total revenue from service, spares, and other decreased in both dollars and as a percentage of total net revenue for both periods in 2005, as compared to 2004, due to the impact of the outsourcing of our service and repair business in the latter part of 2003. Related service and repair costs also decreased for both periods in 2005, as compared to 2004. Sales allowances increased 29% and 48% in the second quarter and first six months of 2005, versus 2004, as sales promotion activities and programs increased, particularly for our newer VXA and LTO automation products. Stock rotation activity and product returns remained relatively consistent from year to year.

Net Revenue By Customer Type

The following table presents our revenue from different types of customers in absolute dollars and as a percentage of total net revenue for each period:

(In thousands)	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2005	June 30, 2004	June 30, 2005

Distributor/Reseller	$19,144	$17,915	$39,079	$35,178
OEM	5,899	5,031	10,458	11,196
End-users and other	1,577	830	3,222	2,024
	$26,620	$23,776	$52,759	$48,398

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2005	June 30, 2004	June 30, 2005

Distributor/Reseller	71.9%	75.3%	74.1%	72.7%
OEM	22.2	21.2	19.8	23.1
End-users and other	5.9	3.5	6.1	4.2
	100.0%	100.0%	100.0%	100.0%

Revenue from OEM customers decreased $868,000, or 14.7%, during the second quarter of 2005, as compared to the second quarter of 2004. This decrease was primarily a result of a significant decrease in shipments of Mammoth drives, which resulted in a $1,878,000 decrease in revenue during the quarter. Sales of VXA-related hardware products (primarily drives) to OEM customers increased $941,000, or 44.5%, during the quarter. Revenue from OEM customers increased $738,000, or 7.0% for the first six months of 2005, as compared to the same period in 2004, primarily as a result of increased shipments of LTO automation products to these customers in the first quarter of 2005, net of the impact of decreased Mammoth related revenue for the period. Our ongoing efforts to expand our revenue base with our OEM customers is a key component of our business plan and our ability to return to profitability. This increase in OEM revenue for products other than Mammoth drives, is a continuation of the trend experienced throughout 2004 and into 2005, where OEM revenue increased each quarter as a percentage of total net revenue.

Revenue from distributor/reseller customers decreased in dollars for both the second quarter and the first six months of 2005, as compared to 2004, as a result the overall decrease in revenue for both periods for the reasons indicated above. Revenue from sales to Imation, the exclusive distributor of our media products, is included in the distributor/reseller category. As noted above, media revenue decreased for both the second quarter and first six months of 2005. We intend to focus our efforts on generating increased awareness and demand for our VXA drive and automation products and our LTO automation products in the worldwide distribution channel. Revenue from end user customers (primarily service, repair and spare parts) decreased as a percentage of total revenue for the second quarter of 2005 due to a decrease in service revenue resulting from the outsourcing agreement with Teleplan.

Net Revenue By Geographic Region

Geographically, revenue is attributed to the customer’s location. The following table summarizes our revenue in different geographic locations as a percentage of total net revenue for the periods presented:

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2005	June 30, 2004	June 30, 2005

United States	70.6%	75.2%	74.8%	70.4%
Europe/Middle East	23.6	20.7	20.2	25.8
Asia Pacific	3.7	3.9	3.4	3.5
Other	2.1	0.2	1.6	0.3
	100.0%	100.0%	100.0%	100.0%

Revenue from customers in Europe/Middle East increased in the first six months of 2005 due to a significant increase in revenue from our largest OEM customer in Europe relating to our LTO automation products in the first quarter of 2005. Revenue from customers in Europe/Middle East decreased in the second quarter of 2005 due to lower hardware shipments to OEM customers and overall lower media revenue from the region. Acceptance of our VXA technology has been slower than expected in both Europe and Asia Pacific. Expansion of revenue from both OEM and distribution customers in both Europe and Asia Pacific is a key component of our future business strategy, as we believe our market share in both regions is below expectation.

Significant Customers

The following table summarizes customers who accounted for 10% or more of our revenue in the periods presented:

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2005	June 30, 2004	June 30, 2005

Imation	38.0%	37.5%	38.7%	38.9%
Tech Data	13.5%	20.2%	12.6%	18.6%
Ingram Micro	12.2%	11.1%	11.4%	9.4%
IBM	11.2%	8.3%	10.7%	8.3%
Fujitsu Siemens	7.4%	8.3%	6.5%	11.4%

No other customers accounted for 10% or more of net revenue in 2004 and 2005. We cannot guarantee that revenue from these or any other customers will continue to represent the same percentage of our revenue in future periods. Our customers also sell competing products and customers continually review new technologies that cause our revenue to vary from period to period.

Cost of Sales and Gross Margin

Our cost of goods sold includes the actual cost of all materials, labor and overhead incurred in the manufacturing and service processes, as well as certain other related costs, which include primarily provisions for warranty repairs, inventory reserves and freight costs. Our gross margin percentage increased from 28.0% in the second quarter of 2004 to 29.7% in the second quarter of 2005 and increased from 25.7% in the first six months of 2004 to 29.4% in the first six months of 2005. Gross margins for both periods in 2005 were positively impacted by overall lower drive product costs, a more favorable product mix, which included increased automation revenue at higher margins, as well as increased shipments to distribution/reseller customers at higher margins. Margins for the first six months of 2005 also improved due to decreased service costs, primarily due to an overall decrease in M2 drives returned for service. Gross margin for the first six months of 2004 was negatively impacted by the effect of foreign currency fluctuations for product purchases denominated in Yen at a fixed conversion rate, which increased cost of good sold by $488,000 in the period. Gross margins for the second quarter and first six months of 2005 include provisions for excess and obsolete inventory of $350,000 and $450,000, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses include salaries, sales commissions, advertising expenses and marketing programs. These expenses decreased from $6,064,000 in the second quarter of 2004 to $5,437,000 for the second quarter of 2005. SG&A expenses were 22.8% of total net revenue for both periods. The decrease is primarily due to headcount reductions in the fourth quarter of 2004 and the second quarter of 2005, net of increased legal fees and travel costs. SG&A expenses decreased from $12,133,000 and 23.0% of total net revenue in the first six months of 2004 to $10,938,000 and 22.6% of total net revenue in the first six months of 2005. Decreased SG&A expenses in the first six months of 2005 were also a result of headcount reductions and cost control measures.

Engineering, Research and Development Expenses

Engineering, research and development expenses remained relatively constant at $2,520,000 and 10.6% of total net revenue in the second quarter of 2005, versus $2,513,000 and 9.4% of total net revenue for the same period in 2004. Engineering, research and development expenses increased from $4,643,000 and 8.8% of total revenue for the first six months of 2004, to $4,972,000 and 10.3% of total revenue in the first six months of 2005. In both the second quarter and the first six months of 2005, decreases resulting from headcount reductions were offset by increased engineering costs related to the development of new products, which are expected to be released in the second half of 2005. Management believes that the Company continues to have the necessary resources in place to meet all technology development related milestones.

Other Income (Expense), Net

Other income (expense), net consists primarily of interest expense, foreign currency fluctuation gains and losses, provision for litigation settlement and other miscellaneous items. For the second quarter of 2005 and the first six months of 2005 all interest expense relates to borrowings under our bank lines of credit and notes payable to suppliers. Borrowings under the lines of credit were higher in 2004 (prior to the completion of the Series AA preferred stock transaction) and the first six months of 2005 includes a $100,000 prepayment fee relating to the termination of the Silicon Valley Bank loan agreement. In addition, the interest rate on our line of credit with our bank was higher in 2005 due to increases in the prime rate.

The result of foreign currency translations fluctuated from gains of $1,091,000 and $488,000 for the second quarter and first six months of 2004, respectively, to gains of $198,000 and $493,000 for the same periods in 2005. These gains were primarily due to fluctuations in the Japanese Yen and the Euro against the U.S. Dollar during both periods and the resulting impact from the translation of the note payable to a supplier denominated in Yen.

In the second quarter of 2005, we recorded a provision for settlement of litigation of $1,125,000. See Note 6 to the Unaudited Consolidated Financial Statements included herein.

Taxes

The provisions for income taxes in 2004 and 2005 represent foreign taxes only. Based on cumulative operating losses over prior years and uncertainty as to future profitability, we continue to reserve 100% of our deferred tax assets. We believe a 100% valuation allowance will be required until we attain a consistent and predictable level of profitability. See Note 8 to the Unaudited Consolidated Financial Statements included herein.

Loss Per Share

Basic and diluted loss per share was $0.04 for the second quarter of 2004 and $0.02 in the second quarter of 2005 and $0.08 and $0.03 for the first six months of 2004 and 2005, respectively. Included in the loss per share calculation for both periods of 2004 is a deemed dividend of $4,225,000 relating to the exchange of preferred stock, as discussed more fully in Note 4. Outstanding common shares increased throughout 2004 and 2005 due to the payment of dividends on preferred stock paid in common shares. The effect of convertible preferred stock and common stock options was antidilutive in all periods presented.

Liquidity and Capital Resources

Liquidity Issues

We have incurred losses for the past several years, including losses of $7,991,000 and $3,138,000 in the first six months of 2004 and 2005, respectively, and have limited liquidity as of June 30, 2005 and August 12, 2005. We continue to reassess our business and investigate various strategic alternatives that would increase liquidity and working capital. These alternatives may include one or more of the following:

•	Obtaining additional capital from debt or equity fund raising activities;
•	Strategic alliance or business combination and related funding from such relationship;
•	Restructuring of notes payable and trade payables to certain suppliers to provide for extended payment periods;
•	Continued restructuring of current operations to decrease operating costs and improve gross margin;
•	Sale of all or a portion of operations or technology rights.

We will continue to explore these and other options that would provide additional capital for current operating needs and longer-term objectives. Although we issued Series AA preferred stock in 2004 for total gross proceeds of $25,000,000, and since the Company has not yet achieved profitable operations, it is now necessary for us to raise additional capital to provide sufficient funds to support our current operations including payments to vendors. If we are not successful in achieving one or more of the above actions, including raising additional capital, we may not be able to continue as a going concern. The Series AA proceeds were used primarily to repay our line-of-credit with our bank and meet other supplier requirements. In addition, during 2004, we successfully restructured the payment terms of a note payable to a supplier resulting in the deferral of payments into 2006 and 2007. In March 2005, we entered into a new line of credit with Wells Fargo Business Credit, Inc. replacing Silicon Valley Bank, which new line provides additional borrowing capacity for the Company. Currently, our primary sources of funding are our availability under our bank line of credit, notes payable to suppliers and others, and our ability to generate cash from operations. With respect to raising additional capital, we are currently emphasizing obtaining additional debt or equity capital and entering into a stragegic alliance or business combination with a business partner that would provide capital. The amount of capital to be raised depends upon market conditions and the proposed use of proceeds.

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

Cash Flows – Six Months Ended June 30, 2005

As of June 30, 2005, we have $342,000 in cash and cash equivalents and negative working capital of $4,205,000. During the first six months of 2005, we had $1,659,000 in cash used by operating activities, $1,289,000 used by investing activities and $2,846,000 provided by financing activities.

The components of cash provided by operations include our net loss of $3,138,000, adjusted for depreciation and amortization expense, provision for uncollectible accounts receivable and sales returns and programs, amortization of deferred revenue, provision for excess and obsolete inventory, provision for settlement of litigation, gain on foreign currency translation and other non-cash items, all of which totaled cash provided of $980,000. In addition, cash flows from operating activities in the first six months of 2005 were impacted by a decrease in accounts receivable of $1,034,000 resulting from improved collections and decreases in accounts payable and accrued liabilities totaling $1,421,000 resulting primarily from lower product purchases during the quarter and decreases in payment terms with vendors. Cash provided by financing activities is comprised primarily of net borrowings on the bank line-of-credit offset by payments on notes payable of $709,000. Cash used by investing activities relates to the purchase of equipment and tooling related to new product development activities.

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

Cash Flows – Six Months Ended June 30, 2004

As of June 30, 2004, we had $7,659,000 in cash and cash equivalents and working capital of $9,411,000. During the first six months of 2004, we had $7,603,000 in cash used by operating activities, $1,090,000 used by investing activities and $9,373,000 provided by financing activities.

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

Borrowings

Line of Credit – Wells Fargo Business Credit, Inc.

On March 9, 2005, we entered into a new asset-based line-of-credit agreement with Wells Fargo Business Credit, Inc. (“Wells Fargo”) which provides for borrowings of up to $20,000,000 based on 80% of eligible accounts receivable (as defined), and 60% of eligible finished goods inventory (as defined). Accordingly, borrowing availability under the line of credit varies based on the balances of accounts receivable and inventory throughout the month, quarter or year. Borrowings are secured by substantially all of the Company’s assets. This agreement matures on March 31, 2008, and replaced the loan agreement with Silicon Valley Bank, as described below, which was terminated in March 2005. Interest under the new agreement with Wells Fargo has been charged at the lender’s prime rate plus 1% (7.0% at June 30, 2005) and the agreement includes financial covenants and other restrictions relating to, among other things, operating results, the maintenance of minimum levels of net worth or deficit, limits on inventory levels with product distributors, limits on capital expenditures, liens, indebtedness, guarantees, investment in others and prohibitions on the payment of cash dividends on common or preferred stock. Events of default include a change in control. As of June 30, 2005, we were in violation of covenants relating to our operating results and maintenance of specified levels of net worth or deficit and received a waiver of such violations in August 2005. In connection with the waiver, the agreement was amended to provide for revised financial covenants for the remainder of 2005, relating to operating results and the maintenance of minimum net worth or deficit, and an interest rate equal to the prime rate plus 3%, subject to decrease if debt or equity capital is obtained. The outstanding balance under the line of credit was $9,705,000 at June 30, 2005.

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

Notes Payable - Suppliers

During the first quarter of 2003, we entered into agreements with four of our largest suppliers that converted certain accounts payable and accrued liability amounts outstanding at December 28, 2002, totaling $20,900,000, to unsecured notes payable. These amounts were due through 2005 and bore interest at rates ranging from zero to 5%. At June 30, 2005, the remaining balance of $5,897,000 is due to one supplier, Hitachi, Ltd. (Hitachi). In November 2004, the payment terms for this note were restructured to provide for repayment through March 31, 2007, with interest at 2.1% through March 31, 2006 and 3.1% thereafter. In September 2003, we entered into restructuring and note payable agreements with a fifth supplier, Solectron Corporation (“Solectron”), for $8,991,000 which converted accounts payable and current inventory purchase commitments to a note payable bearing interest at 9%. In May 2004, we made a $2,020,000 prepayment on the Solectron note and revised the payment schedule. As of June 30, 2005, all inventory purchase commitments had been satisfied, and the total amount due to Hitachi and Solectron under the remaining notes payable – suppliers is $7,926,000 which is payable as follows: 2005 - $2,382,000; 2006 - $4,905,000; 2007 - $639,000.

Note Payable - Lessor

In September 2003, we entered into a note payable in the amount of $3,060,000 with the lessor of certain of our former office and manufacturing facilities, in settlement of all past and future amounts due under the lease for such facilities. The note is unsecured, is payable interest only through September 2008, at which time the entire principal amount is due. The interest rate on the note at June 30, 2005 is 6.0% and this rate will continue until September 2007, at which time the rate increases to 10.0% for the final year of the note. Interest on the note was imputed at a rate of 9.0% over the term of the note and, accordingly, the note was recorded net of discount of $359,000. The 9.0% rate was considered to be a market interest rate based on other borrowings of the Company. The discount is being recognized over the term of the note as additional interest expense using the effective interest method.

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

Other Non-Current Liabilities And Contractual Obligations

We are committed to make certain payments for non-current liabilities including notes payable. Our cash payments due under these contractual obligations as of June 30, 2005 are as follows:

(In thousands)	Less than 1 year	1 - 3 years	After 3 years	Total
Notes payable	$4,835	$3,018	$3,060	$10,913
Operating leases	925	2,592	878	4,395
Capital lease obligations	63	--	--	63
	$5,823	$5,610	$3,938	$15,371

We expect to fund these obligations through cash generated from operations, borrowings under our bank line of credit and, if necessary, additional external debt or equity financings.

In addition, as of June 30, 2005, we have issued irrevocable letters-of-credit in favor of certain suppliers totaling $750,000, which expire December 31, 2005.

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

ITEM 4. CONTROLS AND PROCEDURES

As of June 30, 2005, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms as of June 30, 2005. There was no change in our internal control over financial reporting during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company maintains a Disclosure Committee, consisting of members of management, who review financial statement and other disclosures included in regulatory filings for accuracy and completeness. In addition, members of the Company’s senior management team, who are responsible for all significant operational areas of the Company, meet regularly to discuss current business conditions and issues. Prior to the filing of the applicable Form 10-Q or Form 10-K, the senior management team also meets with the Board of Directors to review business issues impacting their area of responsibility and the Company as a whole. The information exchanged at these meetings is considered by the Board members and management in their review of the Company’s financial statements and SEC filings. As a result of these frequent meetings and interactions with members of management responsible for all significant operational areas of the Company, information is accumulated and communicated to senior management, including the CEO and CFO, on a comprehensive and timely basis to allow for appropriate disclosure in the Company’s consolidated financial statements and regulatory filings.

PART II.

ITEM 1. LEGAL PROCEEDINGS

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

Through the Complaint, the Plaintiffs seek to avoid and recover approximately $2,764,000 in payments allegedly made to the Company from one or more of the Daisytek Debtors prior to their respective bankruptcy filings, asserting that the payments constitute preferential transfers or fraudulent transfers. In addition, the Plaintiffs seek disallowance of the proof of claim filed by the Company in the amount of approximately $5,954,000 against the bankruptcy estate of Digital Storage, Inc., one of the Daisytek Debtors and a former distributor of the Company’s products. In July 2005, the Company reached an agreement with the Plaintiffs that provides for the settlement of the claim for a payment of $1,125,000 over a twelve month period, commencing September 1, 2005, and the relinquishment of the Company’s claim against the estate. The completion of the agreement is subject to Bankruptcy Court approval. The Company has recorded a provision for the settlement in the accompanying June 30, 2005 consolidated financial statements.

On October 5, 2004, the Company filed a complaint against Certance LLC (“Certance”) in the United States District Court for the District of Colorado asserting that Certance infringed upon certain of the Company’s patents. Certance subsequently filed its answer, which included routine defenses for this type of proceeding, on November 18, 2004. In addition, in connection with this litigation, on June 6, 2005, Matsushita Electric Industrial Co., Ltd. (Matsushita) filed a complaint in the United States District Court for the District of Delaware against the Company asserting a claim for patent infringement based on a design patent of Matsushita related to another of the Company’s products. Matsushita is the contract manufacturer of the product included in the Company’s initial complaint against Certance. The Company has not yet filed its answer. The lawsuit brought by the Company has recently entered the discovery phase and while the Company is actively negotiating a settlement of these matters, it intends to assert fully its patent rights in the litigation. It is not possible to predict the outcome of these actions and no contingent gain or loss has been recorded for the three and six months ended June 30, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Executive Bonuses And Director Compensation

On April 1, and May 1 2005, we issued a total of 207,374 shares of common stock to our outside directors as payment for 2004 and 2005 director fees. We believe that these parties met the standards for purchasers in a non-public offering, the Company made no general solicitation, and the Company also relied upon an exemption from securities registration for a non-public offering in issuing these shares.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 29, 2005, we held an Annual Meeting of Stockholders. At the meeting, we asked stockholders to vote upon four proposals:

Proposal 1: Elect 3 directors to hold office until the 2008 Annual Meeting.

Proposal 2: Ratify the appointment of Ehrhardt Keefe Steiner & Hottman P.C. as our independent registered public accountants for the year ending December 31, 2005.

Proposal 3: Approve an amendment to our employee stock purchase plan to increase the number of shares by 500,000.

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

A total of 95,155,013 shares of Common Stock, representing approximately 81.93% of the total votes of shares eligible to vote at the meeting, were represented at the meeting. The number of votes cast for, against or withheld, as well as abstentions and broker non-votes as to each proposal, are as follows:

	Votes For	Votes Against or Withheld	Abstentions and Broker Non-Votes
Proposal 1 – Election of Directors
John R. Garrett	94,688,328	466,685	N/A
Thomas E. Pardun	94,688,839	466,174	N/A
Juan A. Rodriguez	88,228,115	6,926,898	N/A

Proposal 2 – Ratification of appointment of Ehrhardt Keefe Steiner & Hottman P.C.	94,593,860	316,212	244,941

Proposal 3 – Amendment to employee stock purchase plan	64,477,650	1,077,220	102,147

Proposal 4 -- Amendment of Exabyte’s Restated Certificate of Incorporation to effect a reverse split	93,589,963	1,477,581	87,469

Each of these proposals was passed by the stockholders. The continuing directors whose terms expire in 2006 are Leonard W. Busse, Stephanie L. Smeltzer McCoy and Thomas W. Ward. Two continuing directors whose terms expire in 2007 are A. Laurence Jones and G. Jackson Tankersley, Jr.

ITEM 6. EXHIBITS

(a)	Exhibit Index

Exhibit Number	Description
2.1	Agreement and Plan of Merger among Exabyte Corporation, Bronco Acquisition, Inc., Ecrix Corporation, Certain Lenders, and Certain Investors, Dated as of August 22, 2001 (4)
3.1	Restated Certificate of Incorporation. (1)
3.2	Amendment to Restated Certificate of Incorporation. (2)
3.3	By-laws of the Company, as amended. (3)
3.4	Certificate of Designation of Preferences, Rights and Limitations of Series AA Convertible Preferred Stock (5)
4.1	Article 4 of the Restated Certificate of Incorporation (included in Exhibit 3.1)
4.2	Article 1 of the By-laws of Exabyte Corporation, as amended (included in Exhibit 3.3)
4.3	Specimen stock certificate of Exabyte (4)
10.1	Amendment No. 1 dated August 12, 2005 to the Credit and Security Agreement, by and between the Company and Wells Fargo Business Credit, Inc., dated March 9, 2005
31.1	Rule 13a-14(a) Certification for Chief Executive Officer
31.2	Rule 13a-14(a) Certification for Chief Financial Officer
32.1	Section 1350 Certification

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

(5)	Filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on May 4, 2004, and incorporated herein by reference.

(b)	Reports on Form 8-K

The Company filed one Report on Form 8-K for the second quarter of 2005:

•	Current report filed April 29, 2005, regarding Item 8.01.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

EXABYTE CORPORATION
Registrant

Date	August 15, 2005	By	/s/ Carroll A. Wallace
Carroll A. Wallace Chief Financial Officer (Principal Financial and Accounting Officer)