Form 10-Q
period 2005-09-30
EXABYTE CORP /DE/
filed 2005-11-09
CIK 855109

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________________________________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR SECTION 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).                          Yes______No ___X___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes______                        No ___X___

As of November 4, 2005, there were 13,471,048 shares outstanding of the Registrant’s Common Stock (par value $0.001 per share).

EXABYTE CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets--December 31, 2004 and September 30, 2005 (unaudited)	3-4

Consolidated Statements of Operations--Three and Nine Months Ended September 30, 2004 and 2005 (unaudited)	5-6

Consolidated Statements of Cash Flows-- Nine Months Ended September 30, 2004 and 2005 (unaudited)	7

Notes to Consolidated Financial Statements (unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3. Quantitative and Qualitative Disclosures About Market Risk	35

Item 4. Controls and Procedures	35

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	35

Item 6. Exhibits	37

SIGNATURE	38

PART I

ITEM 1. FINANCIAL STATEMENTS

Exabyte Corporation and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share data)

	December 31, 2004	September 30, 2005 (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$444	$283
Accounts receivable, less allowances for uncollectible accounts and sales returns and programs of $1,910 and $2,084, respectively	13,929	11,841
Inventory, net	12,398	8,654
Other	2,322	1,768
Total current assets	29,093	22,546

Equipment and leasehold improvements, net	2,601	2,834
Goodwill	7,428	7,428
Other non-current assets	857	664
Total non-current assets	10,886	10,926
Total assets	$39,979	$33,472

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$7,766	$8,019
Accrued liabilities (Note 2)	5,017	5,694
Current portion of deferred revenue (Note 7)	3,460	3,450
Line of credit - Bank (Note 3)	6,173	8,304
Current portion of notes payable - suppliers (Note 3)	3,201	4,824
Current portion of other liabilities	488	360
Total current liabilities	26,105	30,651
Notes payable, less current portion (Note 3)
Suppliers	6,210	1,833
Others	2,973	2,994
	9,183	4,827
Deferred revenue, less current portion (Note 7)	15,025	13,767
Accrued warranties, less current portion	845	1,012
Other liabilities, less current portion	573	260
Total non-current liabilities	16,443	15,039
Total liabilities	51,731	50,517

See accompanying notes to the consolidated financial statements.

Exabyte Corporation and Subsidiaries

Consolidated Balance Sheets (continued)

(In thousands, except per share data)

	December 31, 2004	September 30, 2005 (Unaudited)
Stockholders’ equity (deficit) (Notes 1 and 4):
Preferred stock; no series; $.001 par value; 18,350 shares authorized; no shares issued and outstanding	$--	$--
Preferred stock; series A; $.001 par value; 500 shares authorized; no shares issued and outstanding	--	--
Series G convertible preferred stock; $.001 par value; 1,500 shares authorized; no shares issued and outstanding	--	--
Series H convertible preferred stock; $.001 par value; 9,650 shares authorized; no shares issued and outstanding	--	--
Series I convertible preferred stock; $.001 par value; 10,000 shares authorized; no shares issued and outstanding	--	--
Series AA convertible preferred stock; $.001 par value; 55 shares authorized; 45 shares issued and outstanding; aggregate liquidation preference at September 30, 2005 of $44,909	--	--
Common stock, $.001 par value; 350,000 shares authorized; 11,196 and 11,971 shares outstanding, respectively	11	12
Additional paid-in capital	134,358	134,498
Treasury stock, 96 shares at cost	(578)	(578)
Accumulated deficit	(145,543)	(150,977)
Total stockholders’ deficit	(11,752)	(17,045)

Commitments and contingencies (Note 6)

Total liabilities and stockholders’ deficit	$39,979	$33,472

See accompanying notes to the consolidated financial statements.

Exabyte Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,
	2004	2005

Net revenue	$23,566	$21,306
Cost of goods sold	18,604	15,484

Gross profit	4,962	5,822

Operating expenses:
Selling, general and administrative	6,236	5,555
Engineering, research and development	2,240	2,316
Total operating expenses	8,476	7,871

Loss from operations	(3,514)	(2,049)

Other income (expense):
Interest expense	(284)	(387)
Gain on foreign currency translation	72	200
Other, net	(150)	(55)

Loss before income taxes	(3,876)	(2,291)

Income tax expense	(5)	(5)

Net loss	$(3,881)	$(2,296)

Basic and diluted loss per share	$(0.36)	$(0.20)

Weighted average common shares used in calculation of basic and diluted loss per share	10,735	11,689

See accompanying notes to the consolidated financial statements.

Exabyte Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Nine Months Ended September 30,
	2004	2005

Net revenue	$76,325	$69,704
Cost of goods sold	57,830	49,647

Gross profit	18,495	20,057

Operating expenses:
Selling, general and administrative	18,370	16,493
Engineering, research and development	6,883	7,288
Total operating expenses	25,253	23,781

Loss from operations	(6,758)	(3,724)

Other income (expense):
Interest expense	(1,239)	(1,142)
Gain on foreign currency translation	560	693
Provision for settlement of litigation (Note 6)	--	(1,125)
Other, net	(176)	(118)

Loss before income taxes	(7,613)	(5,416)

Income tax expense	(34)	(18)

Net loss	(7,647)	(5,434)

Deemed dividend related to exchange of preferred stock (Note 4)	(4,225)	--

Net loss available to common shareholders	$(11,872)	$(5,434)

Basic and diluted loss per share	$(1.15)	$(0.47)

Weighted average common shares used in calculation of basic and diluted loss per share	10,318	11,451

See accompanying notes to the consolidated financial statements.

Exabyte Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2004	2005
Cash flows from operating activities:
Net loss	$(7,647)	$(5,434)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	1,262	1,057
Provisions for uncollectible accounts receivable and sales returns and programs	500	369
Provision for excess and obsolete inventory	550	950
Provision for settlement of litigation	--	1,125
Stock-based compensation expense	842	100
Stock-based interest expense	88	--
Amortization of deferred revenue related to media distribution agreement	(1,388)	(1,388)
Gain on foreign currency translation of non-current liability	(638)	(605)
Write-off of equipment and leasehold improvements	142	--
Changes in assets and liabilities:
Accounts receivable, net	583	1,719
Inventory, net	(417)	2,794
Other current assets	(383)	554
Other non-current assets	(55)	193
Accounts payable	(1,234)	252
Accrued liabilities	(2,931)	(448)
Deferred revenue	(116)	120
Other non-current liabilities	(394)	(189)
Net cash provided (used) by operating activities	(11,236)	1,169
Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(1,479)	(1,623)
Cash flows from financing activities:
Borrowings under line of credit – Bank	54,878	76,434
Payments under line of credit – Bank	(61,376)	(74,303)
Principal payments on notes payable and other non-current liabilities	(10,751)	(1,879)
Proceeds from issuance of common stock	192	41
Proceeds from issuance of preferred stock, net	23,635	--
Net cash provided by financing activities	6,578	293
Net decrease in cash and cash equivalents	(6,137)	(161)
Cash and cash equivalents at beginning of period	6,979	444
Cash and cash equivalents at end of period	$842	$283

Supplemental disclosures of other cash and non-cash investing and financing activities:
Common stock issued in satisfaction of liability related to overadvance loan guaranties	$1,631	--
Common stock issued in satisfaction of accrued bonuses	$330	--
Interest paid in cash	$1,151	$1,142
Adjustment of fixed assets acquired through note payable	--	$333

See accompanying notes to the consolidated financial statements.

Exabyte Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Note 1— BASIS OF PRESENTATION, SIGNIFICANT ACCOUNTING POLICIES AND    SUBSEQUENT EVENT

Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements of Exabyte Corporation (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited interim consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements, and reflect all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation in accordance with GAAP. The results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year. These unaudited interim consolidated financial statements and related notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Liquidity and Basis of Presentation

Exabyte Corporation (“Exabyte” or the “Company”) was incorporated on June 5, 1985 under the laws of the state of Delaware. Exabyte markets, designs and manufactures (through third-party manufacturing partners) storage products including VXA®, and MammothTape™ drives, as well as automation for VXA®, MammothTape™ and LTO™ (Ultrium™) technologies. Exabyte also provides its own brand of recording media and provides worldwide service and customer support to its customers and end users through third-party providers. The Company’s stock is traded on the OTC Bulletin Board under the symbol OTCBB: EXBY.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred losses in 2004 and the first nine months of 2005 and had a stockholders’ deficit of $17,045,000 as of September 30, 2005.

The Company had limited liquidity as of September 30, 2005 and has continued to reassess its business strategy and investigate various strategic alternatives that would increase liquidity and working capital. These alternatives have included one or more of the following:

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

The Company will continue to explore these and other options that would provide additional capital for current operating needs and longer-term objectives, as well as actions to achieve profitable operations. As discussed in Note 3, on October 31, 2005, the Company completed the sale of $9.5 million of 10% Secured Convertible Subordinated Notes. The proceeds from this offering will be used for general working capital purposes, including new product development and marketing activities. As discussed in Note 7, on October 31, 2005, the Company also entered into an amendment of the

Media Distribution Agreement (“MDA”) with Imation Corp. The amendment provides that the sales prices of media to Imation will be adjusted such that Imation will be able to obtain a gross margin of 8% on sales to third parties during the period from January 1, 2006 through December 31, 2006, and a gross margin of 10% thereafter. Prior to the amendment, the sales prices to Imation were such that Imation was able to realize a 25% gross margin on sales to third parties. In addition to the impact of the amendment to the MDA, increasing revenue from hardware products, increasing unit shipments of media products, and maintaining or decreasing operating costs are critical factors in achieving profitable operations. However, there can be no assurance that the Company will achieve profitable operations in the near term, and if the Company does not generate sufficient cash flow to support its operations, the Company may not be able to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Significant Accounting Policies

Reverse Stock Split

Effective October 31, 2005, the Company effected a ten for one reverse split of its common stock that combined ten outstanding shares prior to the split into one outstanding share after the split. All share and per share amounts in the accompanying unaudited interim consolidated financial statements, and notes thereto, have been adjusted to reflect the reverse split.

Inventory

Inventory is recorded at the lower of cost or market using the first-in, first-out method, and includes materials, labor and manufacturing overhead. Raw materials and component parts of $5,068,000 and $3,039,000 at December 31, 2004 and September 30, 2005, respectively, are net of reserves for excess quantities and obsolescence of $8,358,000 and $5,867,000, respectively. The components of inventory are as follows:

(In thousands)	December 31, 2004	September 30, 2005

Raw materials and component parts, net	$5,068	$3,039
Finished goods	7,330	5,615
	$12,398	$8,654

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

The distribution fee (as adjusted) received by the Company in connection with the Media Distribution Agreement (“MDA”) discussed in Note 7 was recorded as deferred revenue and is being amortized using the straight-line method over ten years, which represents the estimated period over which existing media products at the commencement of the MDA will be sold. In addition, under certain circumstances the (as adjusted) distribution fee may be refundable on a pro-rata basis over a ten-year period from the date of the MDA.

Foreign Currency Transactions and Remeasurement

The U.S. dollar is the functional currency of the consolidated corporation including its subsidiaries. For the Company’s foreign subsidiaries, monetary assets and liabilities are remeasured into U.S. dollars using the exchange rates in effect at the balance sheet date and non-monetary assets are remeasured at historical rates. Results of operations are remeasured using the average exchange rates during the period. The Company recorded net foreign exchange gains (losses) related to these remeasurements of $(68,000) and $(6,000) in the third quarter of 2004 and 2005, respectively, and $52,000 and $(15,000) in the first nine months of 2004 and 2005. From time to time, the Company enters into transactions that are denominated in foreign currencies. These transactions are remeasured at the prevailing spot rate upon payment and recorded in the operating account to which the payment relates. Accounts receivable and payable from/to subsidiaries denominated in foreign currencies are remeasured using period end rates and transaction gains and losses are recorded. The Company recorded net foreign exchange gains related to these transactions of $140,000 and $206,000 in the third quarter of 2004 and 2005, respectively, and $508,000 and $708,000 in the first nine months of 2004 and 2005. For the three months and nine months ended September 30, 2005, the Company recognized gains of $119,000 and $605,000, respectively, related to the translation of a note payable to a supplier denominated in the Yen. In addition, during the first quarter of 2004 the Company’s cost of goods sold increased by $488,000 as a result of a supply agreement with a Japanese supplier, which required payment in Yen at a fixed conversion rate. Effective April 1, 2004, purchases under this agreement are made in US dollars.

Goodwill

The Company accounts for goodwill under the provisions of FAS 142 “Goodwill and Other Intangible Assets.” Under FAS 142, goodwill is assigned to one or more reporting units based upon certain criteria, is tested for impairment upon adoption of FAS 142 and annually thereafter, and is no longer amortized. Goodwill relates to the Company’s fiscal 2001 business combination with Ecrix Corporation (“Ecrix”). Upon adoption of FAS 142 on January 1, 2002, the Company concluded that it has one reporting unit, and in 2002 the Company completed the transitional and annual impairment tests using the following approach: (1) Calculate the fair value of the Company based on quoted market prices of the Company’s stock, and compare such amount with the Company’s carrying value (stockholders’ equity or deficit), including goodwill; (2) If the fair value of the Company is less than its carrying amount, measure the amount of impairment loss, if any, by comparing the implied fair value of the goodwill with the carrying amount of such goodwill; (3) If the carrying amount of the goodwill exceeds its implied fair value, recognize that excess as an impairment loss. Using this method, the Company determined that the fair value of the reporting unit, including goodwill, exceeded carrying value as of the date of adoption, December 31, 2004 and September 30, 2005 and, accordingly, goodwill is not considered to be impaired.

Liability for Warranty Costs

The Company establishes a warranty liability for the estimated cost of warranty-related claims at the time product related revenue is recognized. The following table summarizes information related to the Company’s warranty reserve as of and for the nine months ended September 30, 2005:

(In thousands)
Balance at December 31, 2004	$1,583
Accruals for warranties issued	1,183
Amortization during the period	(1,245)
Balance at September 30, 2005	$1,521

Loss Per Common Share

Basic loss per share is based on the weighted average of all common shares issued and outstanding, and is calculated by dividing net loss by the weighted average shares outstanding during the period. Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares used in the basic loss per share calculation, adjusted for the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding. For the third quarter and first nine months of 2004 and 2005, basic and diluted loss per share are equal, as the inclusion of potentially dilutive common shares is anti-dilutive.

Options to purchase 2,665,000 and 2,880,000 shares of common stock were excluded from diluted share calculations for the three months ended September 30, 2004 and 2005, respectively, as a result of the exercise prices being greater than the average fair market value of the Company’s stock for the year. As a result, the options are anti-dilutive. In addition, remaining options to purchase 1,520,000 and 1,128,000 shares of common stock were excluded from diluted share calculations for the three months ended September 30, 2004 and 2005, respectively, as these options are also anti-dilutive as a result of the net loss incurred.

Options to purchase 915,000 and 2,880,000 shares of common stock were excluded from diluted share calculations for the nine months ended September 30, 2004 and 2005, respectively, as a result of the exercise prices being greater than the average fair market value of the Company’s stock for the year. As a result, the options are anti-dilutive. In addition, remaining options to purchase 3,270,000 and 1,128,000 shares of common stock were excluded from diluted share calculations for the nine months ended September 30, 2004 and 2005, respectively, as these options are also anti-dilutive as a result of the net loss incurred.

At September 30, 2004 and 2005, the Company had one series of outstanding preferred stock, which is also convertible into the Company’s common stock. The assumed conversion of the preferred shares into common stock for the three and nine months ended September 30, 2004 and 2005, has been excluded from diluted share calculations, as the effect of the conversion feature is anti-dilutive. In addition, there were no accumulated preferred dividends payable at September 30, 2004 and 2005.

Stock-Based Compensation

Under the Company’s Incentive Stock Plan, the Company may grant options to its employees and directors for up to 950,000 shares of common stock. Under the Company’s 1997 Non-Officer Stock Option Plan, the Company may grant options to its employees (who are not officers or directors) for up to 900,000 shares of common stock. In June 2004, The Company’s shareholders approved and ratified the Exabyte Corporation 2004 Stock Option Plan (“2004 Plan”) which provides for the issuance of up to 2,500,000 options to purchase the Company’s common stock. Options granted under the 2004 Plan are non-qualified and may be granted to employees, directors and consultants under the provisions of the 2004 Plan. Under all plans, options are granted at an exercise price not less than the fair market value of the stock on the date of grant. The options typically vest over periods of up to 50 months and expire 10 years after the date of grant, except in the event of the termination or death of the employee, whereupon vested shares must be exercised within 90 days or six months, respectively, or they are canceled. In addition, the Company has granted 1,400,000 options to its CEO outside of the plans. Such options have the same terms and conditions as options granted under the plans described above.

As permitted under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”), the Company accounts for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”). Accordingly, no compensation expense has been recognized for options granted to employees with an exercise price equal to the market value at the date of grant or in connection with the employee stock purchase plan. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of FAS 123 and related interpretations (see Note 9 to the Unaudited interim consolidated financial statements).

The following table illustrates the effect on net loss available to common stockholders and net loss per share if the Company had applied the fair-value based method of FAS 123 to stock-based compensation.

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	September 30, 2004	September 30, 2005	September 30, 2004	September 30, 2005

Net loss, as reported	$(3,881)	$(2,296)	$(7,647)	$(5,434)

Add: Stock-based compensation expense included in reported net loss, net of related tax effects	146	27	842	100

Deduct: Total stock-based compensation expense determined under fair-value based method for all awards, net of related tax effects	(2,138)	(7,641)	(4,671)	(10,818)

Pro forma net loss	$(5,873)	$(9,910)	$(11,476)	$(16,152)
Deemed dividend related to exchange of preferred stock	--	--	(4,225)	--
Pro forma loss available to common stockholders	$(5,873)	$(9,910)	$(15,701)	$(16,152)

Basic and diluted net per share available to common stockholders:
As reported	$(0.36)	$(0.20)	$(1.15)	$(0.47)
Pro forma	$(0.55)	$(0.85)	$(1.52)	$(1.41)

For FAS 123 disclosure purposes, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2004	2005
Estimated dividends	None	None
Expected volatility	189%	176%
Risk-free interest rate	3.3%	3.9 – 4.0%
Expected term (years)	3.09	3.10

The following table summarizes information about fixed stock options outstanding at September 30, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (000’s)	Weighted-Avg. Remaining Contractual Life	Weighted-Avg. Exercise Price	Number Exercisable (000’s)	Weighted-Avg. Exercise Price
$ 1.05 - 4.50	1,301	8.03	$1.86	647	$1.93
4.70 - 8.20	1,792	8.26	7.83	1,790	7.83
8.50 - 14.00	844	6.89	11.73	844	11.73
20.94 - 175.00	71	4.45	51.53	71	51.53
	4,008	7.83	$7.49	3,352	$8.60

During the three and nine months ended September 30, 2005, the Company issued 53,000 and 148,000 options, respectively, to purchase common stock at exercise prices ranging from $2.00 to $4.00 per share.

On September 9, 2005, the Compensation Committee of the Board of Directors of the Company approved the accelerated vesting of all unvested common stock options with exercise prices equal to or greater than 200% of the closing price of the Company’s common stock on September 9, 2005 ($2.00 per share). As a result, options with an exercise price of $4.00 or higher became fully vested and exercisable on that date. All options granted to employees, officers and members of the Board of Directors under the Company’s Incentive Stock Plan, the 1997 Non-Officer Stock Option Plan, and the 2004 Stock Option Plan, and options granted to the Company’s Chief Executive Officer outside of the plans, were subject to the accelerated vesting. Pro forma stock-based compensation for the three and nine months ended September

30, 2005 in the above table includes additional expense of $6,527,000 due to the accelerated vesting of 1,632,000 unvested options.

The primary purpose of the accelerated vesting was to eliminate future compensation expense related to these options that the Company would otherwise recognize in its consolidated financial statements upon the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R is effective for the Company beginning in the first quarter of 2006, and will require that compensation expense related to stock options be recognized in the Company’s consolidated statement of operations. The Company estimates that the maximum aggregate future compensation expense that will be eliminated as a result of the accelerated vesting of these options is approximately $6.5 million, with $1.2 million in the fourth quarter of 2005, $3.3 million in 2006, $1.6 million in 2007 and $400,000 in 2008.

A summary of the number of outstanding options, the number and percentage of options for which vesting was accelerated, and the weighted average exercise price of the accelerated options is as follows (share amounts in thousands):

	Total outstanding options	Aggregate number of stock options for which vesting was accelerated	Percentage of aggregate number of accelerated options	Weighted average exercise price of accelerated options

Named Executive Officers (1)	1,908	710	43.5%	$10.60
Non-employee Directors	161	45	2.8%	$8.10
Total Executive Officers and Directors	2,069	755	46.3%	$10.40
All Other Employees	1,889	877	53.7%	$8.10
Total	3,958	1,632	100.0%	$9.20

(1) Includes current executive officers, as named in the Company’s 2005 Proxy Statement filed with the Securities and Exchange Commission on June 15, 2005.

Reclassifications

Certain reclassifications have been made to prior period balances to conform with the current period presentation.

Note 2—ACCRUED LIABILITIES

Accrued liabilities consist of the following:

(In thousands)	December 31, 2004	September 30, 2005

Compensation and benefits	$1,671	$1,482
Current portion of warranty costs	738	509
Deferred rent concessions	894	1,048
Litigation settlement	--	975
Other	1,714	1,680
	$5,017	$5,694

Note 3—DEBT

Convertible Subordinated Notes

On October 31, 2005, the Company completed the sale of $9.5 million of 10% Convertible Subordinated Notes (“Notes”) and warrants to purchase 4,750,000 shares of common stock. The Notes are payable interest only through 2010, at which time the principal amount is due in total. Interest on the Notes is payable quarterly in common stock of the Company. The principal amount of the Notes is convertible into common stock at the initial conversion price of $2.80 per share throughout the term of the Notes. On the 30 day anniversary of closing, the conversion price will be adjusted to equal an average price (as defined) of the Company’s common stock, if such price is lower than $2.80 per share, but in no event less than $1.80 per share. The initial exercise price of the warrants, which have a five-year term, is also $2.80 per share; however, the exercise price will adjust to the adjusted conversion price of the Notes, as described above. The conversion and exercise prices are subject to certain anti-dilution adjustments, including adjustments for sales of common stock or rights to acquire common stock at below the conversion and exercise prices in effect. The Notes are collateralized by a security interest in all of the Company’s assets and are subordinate to the security interest granted, and the indebtedness, under the Company’s line-of-credit agreement with Wells Fargo Business Credit, Inc. The Company is obligated to register the underlying common shares that would be issued upon conversion of the Notes and exercise of the warrants, as well as a specified number of shares that would be issued as interest on the Notes. The Notes contain covenants which include, among other things, restrictions on the indebtedness and prepayments of indebtedness. Without the consent of two thirds of the outstanding principal amount of the Notes, the Company may not, among other things, incur any indebtedness for borrowed money that is not expressly subordinated to the Notes other than senior indebtedness to Wells Fargo and any subsequent refinancing thereof not to exceed $40.0 million, prepay any indebtedness for borrowed moneys or purchase or pay any dividends on any equity other than dividends on Series AA Preferred Stock payable in common stock. Events of Default include a failure of the required registration statement for the common shares described above to be effective on or prior to the 180th day after the original issue date and certain lapses in the effectiveness of the registration statement. The Company must pay liquidated damages if the Registration Statement is not effective by the 150th day following the closing for the sale of the Notes and upon the occurrence of certain other events.

The Notes may be prepaid at any time at the then outstanding principal amount. Under certain circumstances, including prepayment during a period of default (which includes a change of control) or in connection with a reorganization, a prepayment premium may be required; the premium is the greater of (1) 20% of the outstanding principal or (2) the excess over the principal amount of the product of the an average market price of the common stock at the time multiplied by the number of common shares issuable upon the conversion of the Notes.

The warrants will be valued and accounted for using a to-be-determined pricing model. The resulting value, as well as the value of any beneficial conversion feature related to the conversion price of the Notes, will be recorded as debt discount and amortized to interest expense over the term of the Notes using the effective interest method.

Line of Credit – Wells Fargo Business Credit, Inc.

On March 9, 2005, the Company entered into a new asset-based line-of-credit agreement with Wells Fargo Business Credit, Inc. (“Wells Fargo”) which currently provides for borrowings of up to $20,000,000 based on 80% of eligible accounts receivable (as defined), and 25% of eligible finished goods inventory (as defined, and as adjusted). Accordingly, borrowing availability under the line of credit varies based on the balances of accounts receivable and inventory throughout the month, quarter or year. Borrowings are secured by substantially all of the Company’s assets. This agreement matures on March 31, 2008, and replaced the loan agreement with Silicon Valley Bank, as described below, which was terminated in March 2005. Interest under the new agreement with Wells Fargo is currently being charged at the lender’s prime rate plus 3% (9.75% at September 30, 2005); and the agreement includes financial covenants and other restrictions relating to, among other things, operating results, the maintenance of minimum levels of net worth or deficit, limits on inventory levels with product distributors, limits on capital expenditures, liens, indebtedness, guarantees, investment in others and prohibitions on the payment of cash dividends on common or preferred stock. Events of default include a change in control. As of June 30 and September 30, 2005, the Company was in violation of covenants relating to operating results and maintenance of specified levels of net worth or deficit, and received a waiver of such violations in August and October 2005. In connection with the waivers, the agreement was amended to provide for revised financial covenants for the remainder of 2005 relating to operating results and the maintenance of minimum net worth or deficit, an interest rate equal to the prime rate plus 3%, subject to decrease if debt or equity capital is obtained, and a reduction in the borrowing advance rate for eligible inventory. The outstanding balance under the line of credit was $8,304,000 at September 30, 2005.

Line of Credit – Silicon Valley Bank

On June 18, 2002, the Company entered into a $25,000,000 line of credit agreement (the “Agreement”) with Silicon Valley Bank (“SVB”) that originally expired in June 2005. The agreement was modified several times during 2003 for violations of various financial covenants and to revise certain terms and conditions, including a decrease in maximum borrowings to $20,000,000 and to provide for interest to be charged at a rate of prime plus 5.25%. On October 10, 2003, the Agreement was modified to extend the term of the Agreement through September 30, 2005, under similar terms and conditions. In May 2004, the Company entered into a revised agreement (the “Revised Agreement”), which provided for borrowings of up to $20,000,000 based on 75% of eligible accounts receivable (as defined). No borrowings were available based on inventory balances. Interest was generally charged at the prime rate plus 2.0%, and the Revised Agreement included financial covenants relating to operating results, limits on inventory levels with product distributors, the maintenance of minimum levels of net worth or deficit and prohibits the payment of cash dividends. As noted above, this Agreement was terminated in March 2005.

Notes Payable - Suppliers

During the first quarter of 2003, the Company entered into agreements with four of its largest suppliers that converted certain accounts payable and accrued liability amounts outstanding at December 28, 2002, totaling $20,900,000, to unsecured notes payable. These amounts were due through 2005 and bore interest at rates ranging from zero to 5%. At September 30, 2005, the remaining balance of $4,892,000 is due to one supplier, Hitachi, Ltd. (Hitachi). In November 2004 and November 2005, the payment terms for this note were restructured to provide for repayment through March 31, 2007, with interest at 2.1% through March 31, 2006 and 3.1% thereafter. In September 2003, the Company entered into restructuring and note payable agreements with a fifth supplier, Solectron Corporation (“Solectron”), for $8,991,000 which converted accounts payable and current inventory purchase commitments to a note payable bearing interest at 9%. In May 2004, the Company made a $2,020,000 prepayment on the Solectron note and revised the payment schedule. As of September 30, 2005, all inventory purchase commitments had been satisfied, and the total amount due to Hitachi and Solectron under the remaining notes payable – suppliers is $6,657,000 which is payable as follows: 2005 - $1,206,000; 2006 - $4,824,000; 2007 - $627,000. The Company has accounted for the modification of the liabilities under EITF 96-19, Debtors Accounting for a Modification or Exchange of Debt Instruments (“EITF 96-19”). In accordance with the provisions of EITF 96-19, the terms of the notes are not considered to be substantially different than the terms of the original liabilities.

Note Payable - Lessor

In September 2003, the Company entered into a note payable in the amount of $3,060,000 with the lessor of certain of its former office and manufacturing facilities, in settlement of all past and future amounts due under the lease for such facilities. The note is unsecured, and is payable interest only through September 2008, at which time the entire principal amount is due. The interest rate on the note at September 30, 2005 is 6.0% and this rate will continue until September 2007, at which time the rate increases to 10.0% for the final year of the note. Interest on the note was imputed at a rate of 9.0% over the term of the note and, accordingly, the note was recorded net of discount of $359,000. The 9.0% rate was considered to be a market interest rate based on other borrowings of the Company. The discount is being recognized over the term of the note as additional interest expense using the effective interest method.

Note 4—PREFERRED STOCK

On May 3, 2004, the Company completed the sale of 25,000 shares of newly authorized Series AA Preferred Stock and warrants to purchase 750,000 shares of common stock for total gross proceeds of $25,000,000 (approximately $23,609,000 net of offering costs). The purchase price of the Series AA shares was $1,000 per share and each share was convertible into 100 shares of common stock at $10.00 per share, or 2,500,000 shares in total. The warrants had an exercise price of $10.00 per share and a term of five years and were valued and accounted for using the Black-Scholes option pricing model with the following assumptions: no dividend yield, expected life – 3.09 years, volatility – 183%, and risk free interest rate – 3.26%. In connection with the sale of the Notes, the conversion price of all Series AA shares (including the shares received in the exchange described below) and the exercise price of the related warrants were adjusted to $2.80. The conversion and exercise prices will be further adjusted to be equal to any adjusted conversion price of the Notes that occurs on the 30th day anniversary of the issuance of the Notes as described in Note 3. As a result of this adjustment to the conversion price, the Series AA shares may be convertible into as many as 24,949,000 common shares. The number of common shares issuable under the outstanding warrants was not affected by the sale of the Notes. The Company is in the process of determining the amount of any deemed dividend related to the adjustment of the conversion and exercise price of the Series AA shares and related warrants and will record such deemed dividend, if any, in the fourth quarter of 2005.

In addition, in connection with the issuance of the Series AA Preferred Stock, all shareholders of the Company’s existing Series H and Series I Preferred Stock exchanged those shares and accumulated dividends, for shares of the Series AA Preferred Stock and common stock purchase warrants on an as-converted common stock equivalent basis. Series AA shares and common stock warrants issued for the exchange totaled 19,909 shares and 5,972,712 warrants. In connection with the exchange, the Company agreed to accrue common stock dividends on the Series I Preferred shares through December 31, 2004. Accordingly, the Series I shareholders received the equivalent of an additional 70,856 shares of common stock as consideration for the exchange, and the Company recognized a deemed dividend equal to the fair value of the additional consideration, including the value of the common stock warrants received by the Series H and Series I shareholders, of approximately $4,225,000 in the second quarter of 2004.

Dividends on the Series AA Shares are payable in cash or common stock at an initial rate of 5%, with an increase to 8% after four years, 10% after five years and 12% thereafter. During the three and nine months ended September 30, 2005, the Company issued 325,969 and 716,781 common shares, respectively, as dividends on the Series AA preferred. The Company has the right to force conversion of the Series AA shares, which are non-voting, at such time as the Company’s common stock has reached specified price parameters, subject to certain limitations. The Series AA shares have a liquidation preference equal to the issuance price, plus accumulated unpaid dividends and are subject to redemption based on the occurrence of certain conditional events, which are under the sole control of the Company. On August 27, 2004, the Company registered for resale the underlying common shares that would be issued upon conversion of certain Series AA shares, as well as a specified number of common shares that would be issued as dividends on such Series AA shares and updated the registration statement on April 26, 2005. The Company is obligated to maintain a current registration statement in effect until such common shares can be sold without the use of the registration statement.

Note 5—GEOGRAPHIC, PRODUCT AND SIGNIFICANT CUSTOMER INFORMATION

All operations of the Company are considered to be in one operating segment and, accordingly, no segment disclosures have been presented. The Company will continue to evaluate its operations and internal reporting structure for future changes that could result in disclosure of additional segments. Foreign revenue is based on the country in which the customer is located.

Substantially all of the Company’s long-lived assets are located in the United States.

The following table details revenue from external customers by geographic area for the following fiscal periods:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2004	September 30, 2005	September 30, 2004	September 30, 2005
United States	$16,099	$16,512	$55,531	$50,592
Europe/Middle East	5,887	3,971	16,554	16,467
Asia Pacific	996	677	2,787	2,368
Other	584	146	1,453	277
	$23,566	$21,306	$76,325	$69,704

The following table details revenue by product line for the following fiscal periods:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2004	September 30, 2005	September 30, 2004	September 30, 2005
Drives	$8,009	$3,899	$24,661	$15,501
Automation	6,026	9,281	18,724	26,803
Media	8,874	7,928	29,710	26,210
Service, spares, and other	1,712	1,406	5,568	4,302
Sales allowances	(1,055)	(1,208)	(2,338)	(3,112)
	$23,566	$21,306	$76,325	$69,704

The following table summarizes revenue from significant customers:

	Net Revenue		% of Total Net Revenue
	Three Months Ended		Three Months Ended
(In thousands)	September 30, 2004	September 30, 2005	September 30, 2004	September 30, 2005
Imation	$8,737	$8,229	37.1%	38.6%
Tech Data	$2,405	$4,123	10.2%	19.4%
Ingram Micro	$2,518	$2,965	10.7%	13.9%
IBM	$3,003	$1,041	12.7%	4.9%
Fujitsu Siemens	$2,610	$2,103	11.1%	9.9%

	Net Revenue		% of Total Net Revenue
	Nine Months Ended		Nine Months Ended
(In thousands)	September 30, 2004	September 30, 2005	September 30, 2004	September 30, 2005
Imation	$29,160	$27,070	38.2%	38.8%
Tech Data	$9,039	$13,126	11.8%	18.8%
Ingram Micro	$8,512	$7,516	11.2%	10.7%
IBM	$8,660	$5,041	11.3%	7.2%
Fujitsu Siemens	$6,021	$7,641	7.9%	11.0%

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

Through the Complaint, the Plaintiffs sought to avoid and recover approximately $2,764,000 in payments allegedly made to the Company from one or more of the Daisytek Debtors prior to their respective bankruptcy filings, asserting that the payments constitute preferential transfers or fraudulent transfers. In addition, the Plaintiffs sought disallowance of the proof of claim filed by the Company in the amount of approximately $5,954,000 against the bankruptcy estate of Digital

Storage, Inc., one of the Daisytek Debtors and a former distributor of the Company’s products. In July 2005, the Company reached an agreement with the Plaintiffs that provided for the settlement of the claim for a payment of $1,125,000 over a twelve-month period, commencing September 1, 2005, and the relinquishment of the Company’s claim against the estate. The agreement was approved by the Bankruptcy Court in September 2005. The Company recorded a provision for the settlement as of June 30, 2005.

On October 5, 2004, the Company filed a complaint against Certance LLC (“Certance”) in the United States District Court for the District of Colorado asserting that Certance infringed upon certain of the Company’s patents. Certance subsequently filed its answer, which included routine defenses customary for this type of proceeding, on November 18, 2004. In addition, in connection with this litigation, Matsushita Electric Industrial Co. Ltd. (Matsushita) filed a complaint against the Company asserting a claim for patent infringement related to another of the Company’s products. A subsidiary of Matsushita is the contract manufacturer of the product included in the Company’s initial complaint against Certance. Effective October 13, 2005, the Company entered into a Settlement and Compromise Agreement, whereby (1) the defendant agreed to modify certain features within its drive products, (2) both complaints were dismissed and (3) the defendant agreed to make a payment of $1,200,000, which was received by the Company on November 1, 2005.

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

In June 2005, the Company entered into a new lease agreement with its existing landlord for its Boulder facilities for a five-year period beginning July 1, 2005. Under the previous lease agreements, which were terminated in connection with the new agreement, the Company had accumulated $1,103,000 of deferred rent concessions as of June 30, 2005. This amount will be amortized as a reduction of rent expense over the term of the new lease agreement. The unamortized balance as of September 30, 2005 is $1,048,000.

Note 7—MEDIA DISTRIBUTION AGREEMENT

On November 7, 2003, the Company entered into a Media Distribution Agreement (“MDA”) with Imation Corporation (“Imation”) whereby the Company granted Imation the exclusive worldwide marketing and distribution rights for the Company’s proprietary removable data storage media. In exchange for such rights, Imation paid the Company a distribution fee of $18,500,000, all of which was received by December 31, 2003. The MDA provided for discounted sales prices to Imation and the Company agreed to grant Imation a second security interest in its intellectual property to secure the Company’s obligations under the MDA and a seat as an observer on the Company’s Board of Directors. The MDA has an indefinite term, but provides for termination by Imation upon 180 days’ prior written notice to the Company, or upon a material default by either party. If Imation terminates the MDA because of a material default by Exabyte during the first ten years of the MDA, the Company must pay Imation a prorated portion of the distribution fee based on a ten-year period. If the MDA is terminated by Imation, the Company is not obligated to refund any portion of the distribution fee. The MDA provided for discounted sales prices to Imation, such that Imation was able to obtain a gross margin of at least 25% on sales to third parties. In addition, on November 7, 2003, Imation purchased 1,500,000 shares of the Company’s Series I Preferred Stock for $1,500,000 which were exchanged for Series AA Preferred shares in May 2004. As of September 30, 2005, the deferred revenue balance related to the distribution fee is approximately $15,108,000.

On October 31, 2005, the Company entered into an Amendment of the MDA (“Amendment”), whereby the sales prices to Imation will be adjusted such that Imation will be able to obtain a gross margin of 8% on sales to third parties during the period from January 1, 2006 through December 31, 2006, and a gross margin of 10% thereafter. As consideration for the revision of the gross margin, the Company agreed to provide the following to Imation; (1) a $5,000,000 note payable, bearing interest at 10% beginning January 1, 2006, with interest only payments through 2007 and equal quarterly principal and interest payments commencing on March 31, 2008 and continuing through December 31, 2009, (2) 1,500,000 shares of common stock and warrants to purchase 750,000 shares of common stock of the Company at $2.80 per share, subject to adjustment to the lower of $2.80 or $1.80 based on the sales price (as defined) of the Company’s common stock on the 30 day anniversary from the date of issuance, and (3) a $2,000,000 credit to be applied against product purchases by Imation subsequent to January 1, 2006. The Amendment also decreased the amount of the distribution fee that would be required to be repaid to Imation due to a termination of the MDA was reduced to $8,500,000. In addition, on October 31, 2005, Imation loaned $2,000,000 to the Company under a note payable which bears interest at 10% and is payable interest only through December 15, 2006, at which time the principal amount is due in total. In connection with the $5,000,000 and $2,000,000 notes, the Company granted Imation a security position in substantially all of the Company’s assets. These Notes are subordinated to the security interests of, and indebtedness to, Wells Fargo and the holders of the Notes. The $5,000,000 note is subject to mandatory full or partial prepayment should the Company complete a future financing for specified amounts prior to the scheduled repayment term. The warrants have substantially the same terms as the warrants issued in connection with the Notes. The Company is obligated to register the common shares issued to Imation and issuable upon exercise of the warrants provided to Imation. Subsequent to September 30, 2005, the consideration provided to Imation was recorded as an adjustment of the initial distribution fee and a reduction of deferred revenue originally recorded at the inception of the MDA.

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

Note 9—RESTRUCTURING AND WORKFORCE REDUCTION

During the third quarter of 2005, the Company terminated employment of seven full and part-time employees, primarily related to the European sales function. In addition, the Company adopted a plan to revise its corporate structure in Europe. All severance and benefit payments for these employees were defined and communicated during the quarter. As of September 30, 2005, the Company accrued $470,000 related to the workforce reduction and reorganization, which consists primarily of severance, benefits, and legal fees associated with the terminations. This amount is included in selling, general and administrative expense in the accompanying unaudited interim consolidated financial statements.

Note 10—RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, FASB issued Statement No. 123 (revised 2004), Share-Based Payment (“Statement 123(R)”). Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation (“Statement 123”), and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Statement 123(R) requires an entity to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees in the income statement over the vesting period. The revised Statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates an entity’s ability to account for share-based compensation transactions using the intrinsic value method of accounting in APB Opinion No. 25, which was permitted under Statement 123, as originally issued. The revised Statement requires both public and nonpublic entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements. Statement 123(R) was originally effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. On April 14, 2005, the SEC announced that it will permit companies to implement 123(R) at the beginning of their next fiscal year after June 15, 2005. The Company is in the process of evaluating the effect this standard may have on our financial condition, results of operations and cash flow.

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

OEM customers incorporate our products as part of their own systems, which they then sell to their customers under their own brand name. As a percentage of total net revenue, OEM related revenue increased in 2004 and during the first nine months of 2005, and we expect that a significant portion of future revenue growth will be attributable to OEM customers. Accordingly, expansion of these relationships has been a key strategic initiative and will continue to be so in the future. In general, sales to OEMs are at lower prices and lower gross margins, and, accordingly, it is imperative that we continue to obtain lower cost products from suppliers to achieve future profitability.

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

One of our most significant challenges in 2004 and 2005, was to reduce our product costs to improve our gross margins. In that regard, we are working with existing hardware and media suppliers to obtain reduced product costs, as well as expanding the level of manufacturing activities with suppliers in lower cost geographic locations. All of our products are manufactured by suppliers located in China, Japan and Singapore and we will continue to evaluate which areas provide the lowest cost, high quality services and products. Obtaining overall product cost reductions is an integral factor in our becoming profitable in the future. However, there can be no assurance that we will indeed achieve such cost reductions in the future.

Expense control was a key business initiative for us in 2004, and continues to be so in 2005. As we continue to focus on improving our gross margins, constant or decreasing operating costs is an important objective in improving our operating results. In 2004 and 2005, we established cost reduction plans that focused on decreasing discretionary spending in all functional areas, as well as reducing headcount in most areas of the Company. As a result, we have been able to decrease operating costs and position ourselves to operate at a lower expense structure in 2005 and into 2006. While we believe our cost structure is currently appropriate to support our operations, an increase in operating costs in the future, particularly as a percentage of revenue, would negatively impact our operating results and could delay our achieving profitability in the future. Accordingly, additional cost reductions, including decreasing headcount, may be necessary in the fourth quarter of 2005 and thereafter.

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

Recent Developments

Convertible Notes

On October 31, 2005, we completed the sale of $ 9.5 million of 10% Secured Convertible Subordinated Notes (“Notes”) and warrants to purchase 4,750,000 shares of common stock. The Notes are payable interest only through 2010, at which time the principal amount is due in total. Interest on the Notes is payable quarterly in common stock of the Company. The principal amount of the Notes is convertible into common stock at the initial conversion price of $2.80 per share throughout the term of the Notes. On the 30 day anniversary of closing, the conversion price will be adjusted to equal an average price (as defined) of the Company’s common stock, if such price is lower than $2.80 per share, but in no event less than $1.80 per share. The initial exercise price of the warrants, which have a five-year term, is also $2.80 per share; however, the exercise price will adjust to the adjusted conversion price of the Notes, as described above. The Notes are collateralized by a security interest in all of our assets and are subordinate to the security interest granted, and our indebtedness, under our line-of-credit agreement with Wells Fargo. See Note 3 to the unaudited interim consolidated financial statements included herein for additional information on this transaction.

Modification of Media Distribution Agreement

On October 31, 2005, we entered into an amendment to the Media Distribution Agreement with Imation, whereby the sales prices to Imation will be adjusted such that Imation will be able to obtain a gross margin of 8% on sales of media to third parties during the period from January 1, 2006 through December 31, 2006, and a gross margin of 10% thereafter. Prior to the amendment, the sales prices to Imation were such that they were able to realize a 25% gross margin on sales to third parties. As consideration for the revision of the gross margins, we issued Imation a $5,000,000 note payable, 1,500,000 shares of common stock and warrants to purchase 750,000 shares of common stock, and a $2,000,000 credit to be applied against product purchases by Imation in 2006. In addition, Imation loaned us $2,000,000, which is repayable in December 2006. See Note 7 to the unaudited interim consolidated financial statements included herein for additional information on this transaction.

Reverse Stock Split

Effective October 31, 2005, we effected a reverse stock split whereby every ten shares of common stock outstanding before the split was combined into one share of outstanding common stock after the split. The reverse split was necessitated by the sale of the convertible subordinated notes. The authority to effect such reverse split was granted by our shareholders on July 29, 2005, and the split was subsequently adopted by our Board of Directors in October 2005.

Workforce Reductions

During the fourth quarter of 2004 and the first and third quarters of 2005, we terminated employment of approximately 41 full- and part-time employees in connection with an overall cost reduction plan. These reductions in force affected employees in all functional areas of the Company, including employees located in Europe, and were necessary to reduce our current cost and personnel structure based on forecasted revenue. In addition, certain of these reductions were directly related to the outsourcing of our technical support function to a third-party. We believe we are appropriately structured from a personnel and cost standpoint, but we cannot ensure that we will not reduce our workforce again in the future due to continued losses. At October 25, 2005, the Company had 166 employees.

Fluctuations in Foreign Currency Exchange Rates

The supply agreement with one of our Japan-based suppliers, as well as a note payable to that supplier, has provided for payments in Yen at a fixed conversion rate. For the three and nine months ended September 30, 2005, the Company recognized gains of $119,000 and $605,000, respectively, related to the translation of the note payable. Total gain on foreign currency translation for the three and nine months ended September 30, 2005 was $200,000 and $693,000, respectively. Total gain on foreign currency translation for the three and nine months ended September 30, 2004 was $72,000 and $560,000, respectively. Effective April 1, 2004, all product purchases from the supplier are paid in U.S. dollars at a fixed price. Payments on the note payable continue to be in Yen at the fixed conversion rate. As a result, the Company may be exposed to the impact of additional fluctuations in foreign currency exchange rates in the future and the impact could be significant.

Critical Accounting Policies and Estimates

The accounting policies noted below are critical to determining our operating results, and represents those policies which involve significant judgments and estimates. For a detailed discussion on the application of these and other accounting policies, see Note 1 to the Unaudited interim consolidated financial statements included herein and Note 1 to the Consolidated Financial Statements included in our annual Report on Form 10-K for the year ended December 31, 2004.

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

The distribution fee (as adjusted) we received in connection with the Media Distribution Agreement (“MDA”) discussed in Note 7 to the Unaudited interim consolidated financial statements included herein was recorded as deferred revenue and is being amortized using the straight-line method over ten years, which represents the estimated period over which existing media products at the commencement of the MDA will be sold. In addition, under certain circumstances the adjusted distribution fee may be refundable on a pro-rata basis over a ten-year period from the date of the MDA.

We currently estimate our allowance for uncollectible accounts based on known exposure for specific accounts, as well as historical bad debt experience. Our adherence to our established credit policies, including the monitoring of the financial condition of our customers, is critical to minimizing future bad debts.

Inventory valuation and reserves

Our inventory is a significant component of our total assets. In addition, the carrying value of inventory directly impacts our gross margins and operating results. Our inventory is recorded at the lower of cost or market, cost being determined under the first-in, first-out method. In addition, we must determine if reserves are required for excess or obsolete inventory for existing products, including products that will be discontinued in the near term. This determination requires significant judgment by management relating to future revenue by product and the estimated life cycles of certain products in a rapidly changing technology marketplace. Our ability to make accurate estimates regarding inventory usage and valuation is integral to minimizing inventory related charges in the future, and the extent of future charges could be impacted by unknown events or circumstances and the effect on our estimates.

Goodwill

Our business combination with Ecrix in November 2001 resulted in a significant amount of goodwill. Under FAS 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized to operations, but is assessed periodically for potential impairment based on estimates by management. An impairment may be indicated by a significant decrease in the trading price of our common stock and if such a decrease occurs, additional procedures are required to determine if the carrying value of the goodwill exceeds its implied fair value. Any impairment charge indicated by these tests could be significant to future operating results. As of December 31, 2004 and September 30, 2005, we have concluded that we have no goodwill impairment.

Recent Accounting Pronouncements

The Financial Accounting Standards Board has recently issued certain accounting pronouncements that may impact our business. For a complete discussion of these accounting pronouncements, see Note 10 to the Unaudited interim consolidated financial statements included herein.

Results of Operations

The following table sets forth our operating results in dollars and as a percentage of revenue for each period presented.

(In thousands except per share data)	Three Months Ended				Nine Months Ended
	September 30,		September 30,		September 30		September 30,
	2004		2005		2004		2005
	$	%	$	%	$	%	$	%

Net revenue	$23,566	100.0	$21,306	100.0	$76,325	100.0	$69,704	100.0
Cost of goods sold	18,604	78.9	15,484	72.7	57,830	75.8	49,647	71.2
Gross profit	4,962	21.1	5,822	27.3	18,495	24.2	20,057	28.8

Operating expenses:
Selling, general and administrative	6,236	26.5	5,555	26.1	18,370	24.1	16,493	23.7
Engineering, research and development	2,240	9.5	2,316	10.8	6,883	9.0	7,288	10.4
Loss from operations	(3,514)	(14.9)	(2,049)	(9.6)	(6,758)	(8.9)	(3,724)	(5.3)

Other income (expense):
Interest expense	(284)	(1.2)	(387)	(1.8)	(1,239)	(1.6)	(1,142)	(1.6)
Gain on foreign currency translation	72	0.3	200	0.9	560	0.7	693	0.9
Provision for settlement of litigation	--	--	--	--	--	--	(1,125)	(1.6)
Other	(150)	(0.6)	(55)	(0.2)	(176)	(0.2)	(118)	(0.2)
Loss before income taxes	(3,876)	(16.4)	(2,291)	(10.7)	(7,613)	(10.0)	(5,416)	(7.8)

Income tax benefit	(5)	(0.1)	(5)	--	(34)	--	(18)	--

Net loss	$(3,881)	(16.5)	$(2,296)	(10.7)	$(7,647)	(10.0)	$(5,434)	(7.8)

Deemed dividend related to exchange of preferred stock	--	--	--	--	(4,225)	(5.5)	--	--

Net loss available to common stockholders	$(3,881)	(16.5)	$(2,296)	(10.7)	$(11,872)	(15.5)	$(5,434)	(7.8)

Basic and diluted loss per share	$(0.36)		$(0.20)		$(1.15)		$(0.47)

Weighted average common shares used in calculation of basic and diluted loss per share	10,735		11,689		10,318		11,451

Net Revenue By Product Type

The following tables present our revenue by type of product in absolute dollars and as a percentage of revenue for each period presented.

(In thousands)	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2005	September 30, 2004	September 30, 2005

Drives	$8,009	$3,899	$24,661	$15,501
Automation	6,026	9,281	18,724	26,803
Media	8,874	7,928	29,710	26,210
Service, spares and other	1,712	1,406	5,568	4,302
Sales allowances	(1,055)	(1,208)	(2,338)	(3,112)
	$23,566	$21,306	$76,325	$69,704

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2005	September 30, 2004	September 30, 2005

Drives	34.0%	18.3%	32.3%	22.2%
Automation	25.6	43.6	24.5	38.5
Media	37.6	37.2	38.9	37.6
Service, spares and other	7.3	6.6	7.3	6.2
Sales allowances	(4.5)	(5.7)	(3.0)	(4.5)
	100.0%	100.0%	100.0%	100.0%

Our net revenue decreased 9.6% from $23,566,000 in the third quarter of 2004 to $21,306,000 for the third quarter of 2005, and decreased 8.7% from $76,325,000 for the nine months ended September 30, 2004 to $69,704,000 for the nine months ended September 30, 2005. As expected, revenue from Legacy hardware and media products continued to decline in 2005, and decreased $1,352,000, or 23.1%, in the third quarter and $6,510,000, or 30.7%, for the nine months ended September 30, 2005. Substantially all Legacy (Mammoth) hardware products have been discontinued as of September 30, 2005 and revenue from Legacy media products is expected to continue to decline, but at a decreasing rate, in the future. VXA-related revenue decreased $4,476,000, or 32.0%, during the third quarter and $8,565,000, or 19.4%, for the nine months ended September 30, 2005. VXA drive revenue decreased 47.2% and 30.5% for the third quarter and the first nine months of 2005, respectively, due to a decrease in shipments to both OEM and distributor/reseller customers during both periods. In the third quarter of 2004, our largest OEM customer purchased an increased number of VXA drives to meet the one-time demand of a significant customer. In addition, this OEM customer decreased its inventory levels during the third quarter of 2005 in anticipation of the introduction of new drive products in the fourth quarter of 2005, which resulted in decreased revenue during the quarter. Overall drive revenue from OEM customers decreased 52.6% and revenue from distribution/reseller customers decreased 51.0% in the third quarter of 2005, and drive revenue decreased 29.5% and 45.5%, respectively, from these customers for the first nine months of 2005. To some extent, increased sales of automation products in the distribution channel replaced sales of stand-alone tape drives. The VXA PL1 automation product, which was introduced in the first quarter of 2004, contributed significant revenue in the first nine months of 2004, as we experienced strong initial customer demand for this new product. Accordingly, VXA automation revenue decreased 26.2% and 15.2% for the third quarter and first nine months of 2005, respectively, as compared to the new product revenue stream in the prior year. VXA media revenue, which is directly impacted by hardware shipments and sales, decreased 17.9% and 10.2%, for the third quarter and the first nine months of 2005. In addition, VXA media revenue in 2005 was negatively impacted by a decrease in inventory being held by our media products distributor, as compared to 2004. LTO automation revenue increased $4,171,000, or 126.2%, and $10,924,000, or 131.3%, for the third quarter and first nine months of 2005, respectively, primarily due to increased shipments of our new Magnum 2 1X7 product and our 110L and 221L automation products, to both OEM and distribution reseller customers in both periods.

As a percentage of total net revenue, revenue from drives decreased in the third quarter and for the first nine months of 2005, as compared to 2004, due to decreased shipments of Mammoth and VXA drives to OEM and distributor/reseller customers, as noted above. Net revenue from automation products increased significantly from 25.6% and 24.5% of total net revenue in the third quarter and first nine months of 2004, respectively, to 43.6% and 38.5% of total net revenue for the same periods in 2005. This increase is a result of increased shipments of LTO automation products, including the new Magnum 2 1X7 product which was introduced in the fourth quarter of 2004, net of a decrease in revenue from the VXA PL1 product, as noted above. Media revenue remained relatively consistent as a percentage of total net revenue from 2004 to 2005, although Legacy media revenue decreased $96,000 and $1,482,000, and VXA related media revenue decreased $909,000 and $1,664,000 for the third quarter and for the first nine months of 2005, respectively. The decreasing installed base of Mammoth drives and lower VXA hardware shipments during both periods in 2005 contributed to these decreases. Total revenue from service, spares, and other decreased in both dollars and as a percentage of total net revenue for both periods in 2005, as compared to 2004, due to the decreasing installed base of the Mammoth drives and the impact on service revenue. Related service and repair costs also decreased for both periods in 2005, as compared to 2004. Sales allowances increased 14.5% and 33.1% in the third quarter and first nine months of 2005, versus 2004, as sales promotion activities and programs increased, particularly for our newer VXA and LTO automation products. Stock rotation activity and product returns also increased from period to period.

Net Revenue By Customer Type

The following table presents our revenue from different types of customers in absolute dollars and as a percentage of total net revenue for each period:

(In thousands)	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2005	September 30, 2004	September 30, 2005

Distributor/Reseller	$16,287	$16,378	$55,376	$51,556
OEM	6,273	4,161	16,720	15,357
End-users and other	1,006	767	4,229	2,791
	$23,566	$21,306	$76,325	$69,704

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2005	September 30, 2004	September 30, 2005

Distributor/Reseller	69.1%	76.9%	72.6%	74.0%
OEM	26.6	19.5	21.9	22.0
End-users and other	4.3	3.6	5.5	4.0
	100.0%	100.0%	100.0%	100.0%

Revenue from OEM customers decreased $2,112,000, or 33.7%, during the third quarter of 2005, as compared to the third quarter of 2004. This decrease was a result of a significant decrease in shipments of Mammoth drives, which resulted in a $1,080,000 decrease in revenue during the quarter, as well as a decrease in shipments of VXA-related hardware products (primarily drives) to OEM customers of $894,000, or 31.5%, during the quarter. Revenue from OEM customers decreased $1,363,000, or 8.2% for the first nine months of 2005, as compared to the same period in 2004. Although shipments of LTO automation products to these customers increased in the first quarter of 2005, the impact of decreased Mammoth and VXA drive related revenue for the period, in particular revenue from our largest OEM customer IBM, resulted in an overall decrease in revenue. Our ongoing efforts to expand our revenue base with our OEM customers is a key component of our business plan and our ability to return to profitability. With the exception of the third quarter of 2005, OEM revenue has increased each quarter as a percentage of total net revenue during 2004 and 2005. We believe the trend of increasing OEM revenue will continue in the future.

Revenue from distributor/reseller customers increased as a percentage of revenue for both the third quarter and the first nine months of 2005, as compared to 2004, as a result of the overall decrease in revenue for both periods for the reasons indicated above. Revenue from sales to Imation, the exclusive distributor of our media products, is included in the distributor/reseller category and, as noted above, media revenue decreased for both the third quarter and first nine months of 2005. Revenue from distributor/reseller customers increased slightly in dollars in the third quarter of 2005, due to increasing sales of our LTO automation products. We intend to focus our efforts on generating increased awareness and demand for our VXA product line and our LTO automation products in the worldwide distribution channel. Revenue from end user customers (primarily service, repair and spare parts) decreased in dollars and as a percentage of total revenue for the third quarter of 2005 due to a decrease in service revenue, as noted above.

Net Revenue By Geographic Region

Geographically, revenue is attributed to the customer’s location. The following table summarizes our revenue in different geographic locations as a percentage of total net revenue for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2005	September 30, 2004	September 30, 2005

United States	68.3%	77.5%	72.8%	72.6%
Europe/Middle East	25.0	18.6	21.7	23.6
Asia Pacific	4.2	3.2	3.6	3.4
Other	2.5	0.7	1.9	0.4
	100.0%	100.0%	100.0%	100.0%

Revenue from customers in Europe/Middle East increased in the first nine months of 2005 due to a significant increase in automation revenue from our largest OEM customer in Europe in the first quarter of 2005. Revenue from customers in Europe/Middle East decreased in the third quarter of 2005 due to lower hardware shipments to both OEM and distributor/reseller customers and overall lower media revenue from the region. Revenue from the Europe/Middle East region is generally lower in the third quarter. Acceptance of our VXA technology has been slower than expected in both Europe and Asia Pacific. Expansion of revenue from both OEM and distribution customers in both Europe and Asia Pacific is a key component of our future business strategy, as we believe our market share in both regions is below expectation.

Significant Customers

The following table summarizes customers who accounted for 10% or more of our revenue in the periods presented:

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2005	September 30, 2004	September 30, 2005

Imation	37.1%	38.6%	38.2%	38.8%
Tech Data	10.2%	19.4%	11.8%	18.8%
Ingram Micro	10.7%	13.9%	11.2%	10.8%
IBM	12.7%	4.9%	11.3%	7.2%
Fujitsu Siemens	11.1%	9.9%	7.9%	11.0%

No other customers accounted for 10% or more of net revenue in 2004 and 2005. We cannot guarantee that revenue from these or any other customers will continue to represent the same percentage of our revenue in future periods. Our customers also sell competing products and customers continually review new technologies that cause our revenue to vary from period to period.

Cost of Sales and Gross Margin

Our cost of goods sold includes the actual cost of all materials, labor and overhead incurred in the manufacturing and service processes, as well as certain other related costs, which include primarily provisions for warranty repairs, inventory reserves and freight costs. Our gross margin percentage increased from 21.1% in the third quarter of 2004 to 27.3% in the third quarter of 2005 and increased from 24.2% in the first nine months of 2004 to 28.8% in the first nine months of 2005. Gross margins for the third quarter and first nine months of 2004 was negatively impacted by a higher concentration of revenue from OEM customers at lower margins. Gross margins for both periods in 2005 were positively impacted by a more favorable product mix, which included increased automation revenue at higher margins, as well as increased shipments to distributor/reseller customers at higher margins. Margins for the first nine months of 2005 also improved due to decreased service costs, primarily due to an overall decrease in Mammoth drives returned for service. Gross margin for the first nine months of 2004 was negatively impacted by the effect of foreign currency fluctuations for product purchases denominated in Yen at a fixed conversion rate, which increased cost of good sold by $488,000 in the period. Gross margins for the third quarter and first nine months of 2005 include provisions for excess and obsolete inventory of $500,000 and $950,000, respectively, compared to a provision of $550,000 in the third quarter and first nine months of 2004.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses include salaries, sales commissions, advertising expenses, marketing programs, and all administrative and overhead costs not related to the supply chain function. These expenses decreased from $6,237,000 and 26.5% of total net revenue in the third quarter of 2004 to $5,555,000 and 26.1% of total net revenue for the third quarter of 2005. The decrease is primarily due to headcount reductions in the fourth quarter of 2004 and the second quarter of 2005, net of restructuring costs totaling $470,000 in 2005 relating to headcount reductions in our European and domestic sales functions. In addition, legal fees increased in the third quarter of 2005 and technical support costs decreased as a result of the outsourcing of this function in the first quarter of 2005. SG&A expenses decreased from $18,370,000 and 24.1% of total net revenue in the first nine months of 2004 to $16,493,000 and 23.7% of total net revenue in the first nine months of 2005. Decreased SG&A expenses in the first nine months of 2005 were also a result of headcount reductions and other cost control measures.

Engineering, Research and Development Expenses

Engineering, research and development expenses remained relatively constant at $2,316,000 and 10.9% of total net revenue in the third quarter of 2005, versus $2,240,000 and 9.5% of total net revenue for the same period in 2004. Engineering, research and development expenses increased from $6,883,000 and 9.0% of total revenue for the first nine months of 2004, to $7,288,000 and 10.5% of total revenue in the first nine months of 2005. In both the third quarter and the first nine months of 2005, decreases resulting from headcount reductions were offset by increased engineering costs related to the development of new products, which are expected to be introduced in the fourth quarter of 2005. Management believes that the Company continues to have the necessary resources in place to meet all technology development related milestones.

Other Income (Expense), Net

Other income (expense), net consists primarily of interest expense, foreign currency fluctuation gains and losses, provision for litigation settlement and other miscellaneous items. For the third quarter of 2005 and the first nine months of 2005 all interest expense relates to borrowings under our bank lines of credit and notes payable to suppliers. Borrowings under the lines of credit were higher in 2004 (prior to the completion of the Series AA preferred stock transaction in May 2004) and the first nine months of 2005 includes a $100,000 prepayment fee relating to the termination of the Silicon Valley Bank loan agreement. In addition, the interest rate on our line of credit with our bank was higher in 2005 due to increases in the prime rate.

We will have higher interest expense in the quarters as a result of the sale of the Notes and warrants on October 31, 2005 and the transactions on that date with Imation. See Notes 3 and 7 to the Unaudited interim consolidated financial statements included herein. As indicated in Note 3, such warrants will be valued and accounted for using a to-be-determined pricing model. The resulting value, as well as the value of any beneficial conversion feature related to the conversion price of the Notes, will be recorded as debt discount and amortized to interest expense over the term of the Notes using the effective interest method. Such additional non-cash interest expense will likely be significant to the Company’s future results of operations.

The impact of foreign currency translations fluctuated from gains of $72,000 and $560,000 for the third quarter and first nine months of 2004, respectively, to gains of $200,000 and $693,000 for the same periods in 2005. These gains were primarily due to fluctuations in the Japanese Yen and the Euro against the U.S. Dollar during both periods and the translation of the note payable to a supplier denominated in Yen.

In the second quarter of 2005, we recorded a provision for settlement of litigation of $1,125,000. See Note 6 to the Unaudited interim consolidated financial statements included herein.

Taxes

The provisions for income taxes in 2004 and 2005 represent foreign taxes only. Based on cumulative operating losses over prior years and uncertainty as to future profitability, we continue to reserve 100% of our deferred tax assets. We believe a 100% valuation allowance will be required until we attain a consistent and predictable level of profitability. See Note 8 to the Unaudited interim consolidated financial statements included herein.

Loss Per Share

Basic and diluted loss per share was $0.36 for the third quarter of 2004 and $0.20 in the third quarter of 2005 and $1.15 and $0.47 for the first nine months of 2004 and 2005, respectively. Included in the loss per share calculation for the first nine months of 2004 is a deemed dividend of $4,225,000 relating to the exchange of preferred stock, as discussed more fully in Note 4. Outstanding common shares increased throughout 2004 and 2005 due to the payment of dividends on preferred stock paid in common shares. The effect of convertible preferred stock and common stock options was antidilutive in all periods presented.

As indicated in Note 4 to the unaudited consolidated financial statement included herein, we are in the process of determining the amount of any deemed dividend related to the adjustment of the conversion and exercise price of the Series AA shares and related warrants and will record such deemed dividend, if any, in the fourth quarter of 2005.

Liquidity and Capital Resources

Liquidity Issues

We have incurred losses for the past several years, including losses of $2,296,000 and $5,434,000 in the third quarter and first nine months of 2005, respectively, and had limited liquidity as of September 30, 2005. We have continued to reassess our business and investigate various strategic alternatives that would increase liquidity and working capital. These alternatives have included one or more of the following:

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

We continue to explore these and other options that would provide additional capital for current operating needs and longer-term objectives. On October 31, 2005, we completed the sale of $9.5 million of 10% Convertible Subordinated Notes and warrants. The proceeds from this offering will be used for general working capital purposes, including new product development and marketing activities. In 2004 and in November 2005, we successfully restructured the payment terms of a note payable to a supplier resulting in the deferral of payments into 2006 and 2007. In March 2005, we entered into a new line of credit with Wells Fargo replacing Silicon Valley Bank, which new line provides additional borrowing capacity for the Company. Currently, our primary sources of funding are our availability under our bank line of credit, notes payable to suppliers and others, and our ability to generate cash from operations.

Also on October 31, 2005, we entered into an Amendment of our Media Distribution Agreement (“MDA”) with Imation which results in increased gross margins on the sale of our media products, effective January 1, 2006. We believe the modification of the MDA, and the related increase in gross margins, improves our opportunity for future profitability. Increasing revenue from hardware products, increasing unit shipments of media products, and maintaining or decreasing operating costs are critical factors in achieving profitable operations. However, there can be no assurance that we will achieve profitable operations in the near term, and if we do not generate sufficient cash flow to support our operations, we may not be able to continue as a going concern.

An inability to increase revenue to the level anticipated in our forecasts, a loss of a major customer for VXA or other products, an interruption in delivery of manufactured products from suppliers, increases in product costs, significant unbudgeted expenditures, or other adverse operating conditions could impact our ability to achieve our forecasted cash provided by operations, which may result in a need for additional funding in the future from external sources. Any new indebtedness would require the consent of the lender under our line of credit and the holders of two thirds of the outstanding principal amount of the Notes or an agreement acceptable to those parties for the subordination of the new indebtedness to the line of credit and the Notes. There is no assurance that additional funding will be available or available on terms acceptable to us.

Cash Flows – Nine Months Ended September 30, 2005

As of September 30, 2005, we have $283,000 in cash and cash equivalents and negative working capital of $8,105,000. During the first nine months of 2005, we had $1,169,000 in cash provided by operating activities, $1,623,000 used by investing activities and $293,000 provided by financing activities.

The components of cash provided by operations include our net loss of $5,434,000, adjusted for depreciation and amortization expense, provision for uncollectible accounts receivable and sales returns and programs, amortization of deferred revenue, provision for excess and obsolete inventory, provision for settlement of litigation, gain on foreign currency translation and other non-cash items, all of which totaled cash provided of $1,608,000. In addition, cash flows from operating activities in the first nine months of 2005 were impacted by a decrease in accounts receivable of $1,719,000 resulting from improved collections, and a decrease in inventory of $2,794,000, as we decreased our finished goods inventory to improve liquidity. Cash provided by financing activities is comprised primarily of net borrowings on the bank line-of-credit offset by payments on notes payable to a supplier of $1,879,000. Cash used by investing activities relates to the purchase of equipment and tooling related to new product development activities.

Our cash from operations can be affected by the risks involved in our operations, including the need for revenue growth, the successful introduction and sales of new product offerings, control of product costs and operating expenses, and overall management of working capital items. Cash required for capital expenditures is expected to total approximately $2,100,000 in 2005, and relates primarily to tooling for new product development activities and investment in information technology equipment.

Cash Flows – Nine Months Ended September 30, 2004

As of September 30, 2004, we had $842,000 in cash and cash equivalents and working capital of $6,710,000. During the first nine months of 2004, we had $11,236,000 in cash used by operating activities, $1,479,000 used by investing activities and $6,578,000 provided by financing activities.

The components of cash used by operations included our net loss of $7,647,000, decreased by depreciation and amortization expense, provisions for uncollectible accounts receivable and sales returns and programs, and stock-based compensation and interest expense, and increased by gain on foreign currency translation and amortization of deferred revenue, all of which totaled cash used by operations of $1,447,000. In addition, cash flows from operating activities in the first nine months of 2004 were impacted by a decrease in accounts receivable due to improved collections, and decreases in accounts payable and accrued liabilities due to the use of the Imation MDA and Series AA proceeds to repay payables and settle various inventory purchase commitments during the period. Cash provided by financing activities is comprised primarily of net proceeds from the issuance of the Series AA preferred stock of $23,635,000, partially offset by net payments on the bank line-of-credit of $6,498,000 and payments on other notes payable of $10,751,000. Cash used by investing activities relates to the purchase of equipment and leasehold improvements, including the costs associated with the implementation of new accounting and management information software.

Borrowings

Convertible Subordinated Notes

On October 31, 2005, we completed the sale of $ 9.5 million of 10% Convertible Subordinated Notes (“Notes”) and warrants to purchase 4,750,000 shares of common stock. The Notes are payable interest only through 2010, at which time the principal amount is due in total. Interest on the Notes is payable quarterly in our common stock. The principal amount of the Notes is convertible into common stock at the initial conversion price of $2.80 per share throughout the term of the Notes. On the 30 day anniversary of closing, the conversion price will be adjusted to equal an average price (as defined) of our common stock if such price is lower than $2.80 per share, but in no event less than $1.80 per share. The initial exercise price of the warrants, which have a five-year term, is also $2.80 per share; however, the exercise price will adjust to the adjusted conversion price of the Notes, as described above. The Notes are collateralized by a security interest in all of our assets and are, subordinate to the security interest granted, and our indebtedness, under our line-of-credit agreement with Wells Fargo. See Note 3 to the Unaudited interim consolidated financial statements included herein.

The Notes may be prepaid at any time at the then outstanding principal amount. Under certain circumstances, including prepayment during a period of default (which includes a change of control) or in connection with a reorganization, a prepayment premium may be required; the premium is the greater of (1) 20% of the outstanding principal or (2) the excess over the principal amount of the product of the an average market price of the common stock at the time multiplied by the number of common shares issuable upon the conversion of the Notes. We are obligated to register the underlying common shares that would be issued upon conversion of the Notes and exercise of the warrants, as well as a specified number of shares that would be issued as interest on the Notes.

Line of Credit – Wells Fargo Business Credit, Inc.

On March 9, 2005, we entered into a new asset-based line-of-credit agreement with Wells Fargo Business Credit, Inc. (“Wells Fargo”) which currently provides for borrowings of up to $20,000,000 based on 80% of eligible accounts receivable (as defined), and 25% of eligible finished goods inventory (as defined). Accordingly, borrowing availability under the line of credit varies based on the balances of accounts receivable and inventory throughout the month, quarter or year. Borrowings are secured by substantially all of the Company’s assets. This agreement matures on March 31, 2008, and replaced the loan agreement with Silicon Valley Bank, as described below, which was terminated in March 2005. Interest under the new agreement with Wells Fargo is currently being charged at the lender’s prime rate plus 3% (9.75% at September 30, 2005) and the agreement includes financial covenants and other restrictions relating to, among other things, operating results, the maintenance of minimum levels of net worth or deficit, limits on inventory levels with product distributors, limits on capital expenditures, liens, indebtedness, guarantees, investment in others and prohibitions on the payment of cash dividends on common or preferred stock. Events of default include a change in control. As of June 30 and September 30, 2005 we were in violation of covenants relating to our operating results and maintenance of specified levels of net worth or deficit and received a waiver of such violations in August and October 2005. In connection with the waivers, the agreement was amended to provide for revised financial covenants for the remainder of 2005 relating to operating results and the maintenance of minimum net worth or deficit, an interest rate equal to the prime rate plus 3%, subject to decrease if debt or equity capital is obtained, and a reduction in the borrowing advance rate for eligible inventory. The outstanding balance under the line of credit was $8,304,000 at September 30, 2005.

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

Notes Payable - Suppliers

During the first quarter of 2003, we entered into agreements with four of our largest suppliers that converted certain accounts payable and accrued liability amounts outstanding at December 28, 2002, totaling $20,900,000, to unsecured notes payable. These amounts were due through 2005 and bore interest at rates ranging from zero to 5%. At September 30, 2005, the remaining balance of $4,892,000 is due to one supplier, Hitachi, Ltd. (Hitachi). In November 2004 and November 2005, the payment terms for this note were restructured to provide for repayment through March 31, 2007, with interest at 2.1% through March 31, 2006 and 3.1% thereafter. In September 2003, we entered into restructuring and note payable agreements with a fifth supplier, Solectron Corporation (“Solectron”), for $8,991,000 which converted accounts payable and current inventory purchase commitments to a note payable bearing interest at 9%. In May 2004, we made a $2,020,000 prepayment on the Solectron note and revised the payment schedule. As of September 30, 2005, all inventory purchase commitments had been satisfied, and the total amount due to Hitachi and Solectron under the remaining notes payable – suppliers is $6,657,000 which is payable as follows: 2005 - $1,206,000; 2006 - $4,824,000; 2007 - $627,000.

Note Payable - Lessor

In September 2003, we entered into a note payable in the amount of $3,060,000 with the lessor of certain of our former office and manufacturing facilities, in settlement of all past and future amounts due under the lease for such facilities. The note is unsecured, is payable interest only through September 2008, at which time the entire principal amount is due. The interest rate on the note at September 30, 2005 is 6.0% and this rate will continue until September 2007, at which time the rate increases to 10.0% for the final year of the note. Interest on the note was imputed at a rate of 9.0% over the term of the note and, accordingly, the note was recorded net of discount of $359,000. The 9.0% rate was considered to be a market interest rate based on other borrowings of the Company. The discount is being recognized over the term of the note as additional interest expense using the effective interest method.

Media Distribution Agreement

On November 7, 2003, we entered into a Media Distribution Agreement (“MDA”) with Imation whereby we granted Imation the exclusive worldwide marketing and distribution rights for the Company’s proprietary removable data storage media. In exchange for such rights, Imation paid us a one-time distribution fee of $18,500,000. Under the MDA, we agreed to grant Imation a second security interest in our intellectual property to secure the Company’s obligations under the MDA and a seat as an observer on our Board of Directors. The MDA has an indefinite term, but provides for termination by Imation upon 180 days’ prior written notice to the Company, or upon a material default by either party. If Imation terminates the MDA because of a material default by Exabyte, we must pay Imation a prorated portion of the distribution fee (based on 10 years from November 7, 2003). If the MDA is terminated by Imation, we are not obligated to refund any portion of the distribution fee. The MDA provided for discounted sales prices to Imation such that Imation was able to obtain a gross margin of at least 25% on sales to third parties.

On October 31, 2005, we entered into an Amendment of the MDA (“Amendment”), whereby sales prices to Imation will be adjusted such that Imation will be able to obtain a gross margin of 8% for the period from January 1, 2006 to December 31, 2006, and 10% thereafter. As consideration for the revision of the gross margin, we agreed to provide the following to Imation; (1) a $5,000,000 note payable, bearing interest at 10% beginning January 1, 2006, with interest only payments through 2007 and equal quarterly principal and interest payments commencing on March 31, 2008 and continuing through December 31, 2009, (2) 1,500,000 shares of common stock and warrants to purchase 750,000 shares of common stock at $2.80 per share, subject to adjustment to the lower of $2.80 or $1.80 based on the sales price (as defined) of our common stock on the 30 day anniversary from the date of issuance, and (3) a $2,000,000 credit to be applied against product purchases by Imation subsequent to January 1, 2006. The Amendment also decreased the amount of the distribution fee that would be required to be repaid to Imation due to a termination of the MDA was reduced to $8,500,000. In addition, on October 31, 2005, Imation loaned $2,000,000 to the Company under a note payable which bears interest at 10% and is payable interest only through December 15, 2006, at which time the principal amount is due in total. In connection with the $5,000,000 and $2,000,000 notes, we granted Imation a security position in substantially all of our assets. These notes are subordinated to the security interests of, and our indebtedness to, Wells Fargo and the holders of the Notes. Events of Default under the Imation notes include, among others, a material default under the Media Distribution Agreement not cured within a specified time. See Note 7 to the Unaudited interim consolidated financial statements included herein.

Other Non-Current Liabilities And Contractual Obligations

We are committed to make certain payments for non-current liabilities including notes payable. Our cash payments due under these contractual obligations as of September 30, 2005 are as follows:

(In thousands)	Less than 1 year	1 - 3 years	After 3 years	Total
Notes payable	$4,793	$4,827	$--	$9,620
Operating leases	923	2,583	658	4,164
Capital lease obligations	42	--	--	42
	$5,758	$7,410	$658	$13,826

We expect to fund these obligations through cash generated from operations, borrowings under our bank line of credit and, if necessary, additional external debt or equity financings.

In addition, as of September 30, 2005, we have issued irrevocable letters-of-credit in favor of certain suppliers totaling $750,000, which expire December 31, 2005.

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

ITEM 4. CONTROLS AND PROCEDURES

As of September 30, 2005, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms as of September 30, 2005. There was no change in our internal control over financial reporting during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Through the Complaint, the Plaintiffs sought to avoid and recover approximately $2,764,000 in payments allegedly made to the Company from one or more of the Daisytek Debtors prior to their respective bankruptcy filings, asserting that the payments constitute preferential transfers or fraudulent transfers. In addition, the Plaintiffs sought disallowance of the proof of claim filed by the Company in the amount of approximately $5,954,000 against the bankruptcy estate of Digital Storage, Inc., one of the Daisytek Debtors and a former distributor of the Company’s products. In July 2005, the Company reached an agreement with the Plaintiffs that provided for the settlement of the claim for a payment of $1,125,000 over a twelve month period, commencing September 1, 2005, and the relinquishment of the

Company’s claim against the estate. The agreement was approved by the Bankruptcy Court in September 2005. The Company had recorded a provision for the settlement as of June 30, 2005.

On October 5, 2004, the Company filed a complaint against Certance LLC (“Certance”) in the United States District Court for the District of Colorado asserting that Certance infringed upon certain of the Company’s patents. Certance subsequently filed its answer, which included routine defenses customary for this type of proceeding, on November 18, 2004. In addition, in connection with this litigation, Matsushita Electric Industrial Co. Ltd. (Matsushita) filed a complaint against the Company asserting a claim for patent infringement related to another of the Company’s products. A subsidiary of Matsushita is the contract manufacturer of the product included in the Company’s initial complaint against Certance. Effective October 13, 2005, the Company entered into a Settlement and Compromise Agreement, whereby (1) the defendant agreed to modify certain features within its drive products, (2) both complaints were dismissed and (3) the defendant agreed to make a payment of $1,200,000, which was received by the Company on November 1, 2005.

ITEM 6. EXHIBITS

(a)	Exhibit Index
Exhibit Number	Description
2.1	Agreement and Plan of Merger among Exabyte Corporation, Bronco Acquisition, Inc., Ecrix Corporation, Certain Lenders, and Certain Investors, Dated as of August 22, 2001 (4)
3.1	Restated Certificate of Incorporation. (1)
3.2	Amendment to Restated Certificate of Incorporation. (2)
3.3	By-laws of the Company, as amended. (3)
3.4	Certificate of Designation of Preferences, Rights and Limitations of Series AA Convertible Preferred Stock (5)
4.1	Article 4 of the Restated Certificate of Incorporation (included in Exhibit 3.1)
4.2	Article 1 of the By-laws of Exabyte Corporation, as amended (included in Exhibit 3.3)
4.3	Specimen stock certificate of Exabyte (4)
10.1	Amendment dated November 1, 2005 to the Memorandum of Understanding, by and between the Company and Hitachi, Ltd., originally dated February 14, 2003.
31.1	Rule 13a-14(a) Certification for Chief Executive Officer
31.2	Rule 13a-14(a) Certification for Chief Financial Officer
32.1	Section 1350 Certification
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

(5)	Filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on May 4, 2004, and incorporated herein by reference.
(b)	Reports on Form 8-K

The Company filed three Reports on Form 8-K for the third quarter of 2005:

•	Current report filed September 14, 2005, regarding Item 1.01.
•	Current report filed October 20, 2005, regarding Item 8.01.
•	Current report filed November 1, 2005, regarding Items 1.01, 2.03, 3.02, and 3.03.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

EXABYTE CORPORATION
Registrant

Date	November 9, 2005	By	/s/ Carroll A. Wallace
Carroll A. Wallace Chief Financial Officer (Principal Financial and Accounting Officer)