Form 10-K/A
period 2004-12-31
EXABYTE CORP /DE/
filed 2006-01-10
CIK 855109

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

☒ Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004 or

☐ Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________________ to ___________________________.

Commission File Number: 0-18033

EXABYTE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	84-0988566
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2108 55th Street, Boulder, Colorado	80301
(Address of principal executive offices)	(Zip Code)

(Registrant’s Telephone Number, including area code)	(303) 442-4333

Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	(Name of each exchange on which registered)
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 Par Value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes	☐	No	☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes	☐	No	☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.    Yes     ☒          No     ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).	Yes ☐	No ☒
Indicate by a check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).	Yes ☐	No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which common equity was last sold as of June 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter was $46,047,042 (a).

The aggregate number of shares of common stock outstanding as of March 8, 2005 was 112,675,895.

Documents incorporated by reference

Not Applicable

_________________________

(a) Excludes 56,454,788 shares of common stock held by directors, executive officers and stockholders whose ownership exceeds ten percent of the common stock outstanding at June 30, 2004. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of registrant, or that such person is controlled by or under common control with the registrant.

The purpose of this Amendment is to file complete copies of Exhibits 10.22, 10.24, 10.30 and 10.32 and to make other changes to the list of exhibits.

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES,

(A) 3. EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger among Exabyte Corporation, Bronco Acquisition, Inc., Ecrix Corporation, Certain Lenders, and Certain Investors, Dated as of August 22, 2001 (8)
3.1	Restated Certificate of Incorporation. (1)
3.2	2001 Amendment to Restated Certificate of Incorporation (12); and 2003 Amendment to Article Fourth of Restated Certificate of Incorporation (14)
3.3	By-laws of the Company, as amended (12)
3.4	Certificate of Designation of Preferences, Rights and Limitations of Series AA Convertible Preferred Stock (15)
4.1	Article 4 of the Restated Certificate of Incorporation (included in Exhibits 3.1 and 3.2)
4.2	Article 1 of the By-laws of Exabyte Corporation, as amended (included in Exhibit 3.3)
4.3	Specimen stock certificate of Exabyte (8)
**10.1	Incentive Stock Plan, as amended and restated on September 11, 2002 (9)
**10.2	Stock Option Agreement used in connection with the Incentive Stock Plan (14)
**10.3	1990 Employee Stock Purchase Plan (3)
**10.5	Form of participation agreement used in connection with the 1990 Employee Stock Purchase Plan (2)
**10.6	1997 Non-officer Stock Option Plan, as amended and restated on January 19, 2001 (7)
**10.7	Stock Option Agreement used in connection with the 1997 Non- Officer Stock Option Plan (4)
**10.8	2004 Exabyte Corporation Stock Option Plan (5)
**10.9	Form of Stock Option Agreement used in connection with the 2004 Stock Option Plan (5)
10.10	Form of Indemnity Agreement entered into by the Company with each director and executive officer of the Company (5)
**10.11	Form of Severance Agreement entered into among the Company and its executive officers (18)
*10.12	Manufacturing and Purchase Agreement, dated March 1, 2001, among Hitachi, Ltd., Nihon Exabyte Corporation and Exabyte Corporation (6)
10.13	Exabyte Purchase Agreement between the Company and Singapore Shinei Sangyo PTE., Ltd., dated February 3, 1999 (8)
10.14	Amendment #A01 to Purchase Agreement between the Company and Singapore Shinei Sangyo, dated January 24, 2001 (8)
10.15	Supplier Managed Inventory Agreement between the Company and Singapore Shinei Sangyo, dated January 24, 2001 (14)
10.16	Lease Agreement between Industrial Housing Company LLC and Ecrix Corporation, dated December 14, 1998, as amended (16)
10.17	Lease Agreement between Cottonwood Farms Ltd. and Ecrix Corporation, dated September 7, 1999, as amended (16)
10.18	Amendment to Lease between Cottonwood Land and Farms, Ltd. and Ecrix Corporation, dated April 15, 2000 (16)
*10.19	Exabyte Payment and Repayment Plan Memorandum of Understanding, by and between Exabyte Corporation and Nihon Exabyte Corporation, and Hitachi, Ltd., dated February 14, 2003 (9)
*10.20	Exabyte Payment and Repayment Plan, among the Company, Nihon Exabyte Corporation and Hitachi, Ltd., dated August 25, 2003 (10)
*10.21	Agreement for Debt Restructuring and Modification of Manufacturing Terms, among the Company, Solectron Corporation and Shinei International Pte. Ltd., dated September 1, 2003 (10)

10.22	Manufacturing Service Agreement, among the Company and Solectron Corporation, dated May 28, 2004
*10.23	Depot Repair Services Agreement, among the Company and Teleplan Service Logistics, Inc., dated June 2003 (10)
10.24	Amendment #A01 to Depot Repair Services Agreement, among the Company and Teleplan Service Logistics, Inc., dated October 2004
*10.25	Settlement Agreement, among the Company and 1685-1775 38th St, LLC, dated November 4, 2003 (10)
10.26	Lease Termination Agreement, among the Company and Eastpark, LLC f/k/a Eastpark Associates, Ltd., dated September 26, 2003 (10)
10.27	Promissory Note among the Company and Eastpark, LLC f/k/a Eastpark Associates Ltd., dated September 1, 2003 (10)
*10.28	Media Distribution Agreement, by and between Exabyte Corporation and Imation Corp, dated November 7, 2003 (11)
*10.29	Software License and Maintenance Agreement, by and between Exabyte Corporation and MSS Technologies, Inc., dated November 26, 2003 (11)
10.30	Manufacturing and Purchase Agreement, by and between Exabyte Corporation and ESGW International Limited, dated January 20, 2004
*10.31	Joint Development Agreement, by and between the Company and Hitachi, Ltd., dated June 2004 (13)
10.32	Credit and Security Agreement, by and between the Company and Wells Fargo Business Credit, Inc., dated March 9, 2005
10.33	Form of Exchange Agreement executed by holders of Exabyte Corporation Series H Preferred Stock (15)
10.34	Form of Exchange Agreement executed by holders of Exabyte Corporation Series I Preferred Stock (15)
10.35	Securities Purchase Agreement, dated as of April 30, 2004, by and between Exabyte Corporation and each of the Purchasers (15)
10.36	Registration Rights Agreement, dated as of May 3, 2004, by and between Exabyte Corporation and each of the Purchasers (15)
10.37	Employment letter agreement, dated May 30, 2002, between Exabyte and Mr. Ward (17)
10.38	Investment letter agreement, dated May 30, 2002, between Exabyte and Mr. Ward, with approval of other Series I preferred purchasers to be obtained (17)
10.39	Exabyte Corporation Non-Statutory Stock Option Agreement, dated June 3, 2002 between Exabyte and Mr. Ward (17)
10.40	Exabyte Corporation Non-Statutory Stock Option Agreement, dated August 22, 2003 between Exabyte and Mr. Ward (14)
21.1	List of Subsidiaries (5)
24.1	Power of Attorney (5)
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

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

(2)	Filed as an Exhibit to the Company’s Registration Statement on Form S-8 (Registration No. 33-33414), as filed with the SEC on February 9, 1990 and incorporated herein by reference.
(3)	Filed as an Exhibit to the Company’s Registration Statement on Form S-8 (Registration No. 333-09279), as filed with the SEC on June 16, 2000 and incorporated herein by reference.

(4)	Filed as an Exhibit to the Company’s Registration Statement on Form S-8 (Registration No. 333-73011), as filed with the SEC on March 1, 2000, and incorporated herein by reference.
(5)	Previously filed with this Annual Report on Form 10-K.
(6)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K, filed with the SEC on April 27, 2001, and incorporated herein by reference.
(7)	Filed as an Exhibit to the Company’s Registration Statement on Form S-8 (Registration No. 333-67464), as filed with the SEC on August 14, 2001, and incorporated herein by reference.
(8)	Filed as an Exhibit to the Company’s Registration Statement on Form S-4, filed with the SEC on September 21, 2001, and incorporated herein by reference.
(9)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K, filed with the SEC on March 28, 2003, and incorporated herein by reference.
(10)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 12, 2003, and incorporated herein by reference.
(11)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2004, and incorporated herein by reference.
(12)	Filed as an Exhibit to the Company’s Registration Statement on Form 8-A/A, filed with the SEC on June 7, 2002, and incorporated herein by reference.
(13)	Certain portions of this exhibit have been omitted pending a determination on a request for confidential treatment by the Company.
(14)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1, filed with the SEC on December 6, 2005, and incorporated herein by reference.
(15)	Filed as an Exhibit to the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2004, and incorporated herein by reference.
(16)	Filed as an Exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-4, filed with the SEC on October 5, 2001, and incorporated herein by reference.
(17)	Filed as an Exhibit to the Company’s Current Report on Form 8-K, filed with the SEC on June 3, 2002, and incorporated herein by reference.
(18)	Filed as an Exhibit to the Company’s Registration Statement on Form S-4, filed with the SEC on September 21, 2001, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Boulder, State of Colorado, on January 10, 2006.

EXABYTE CORPORATION
By:	/s/ Carroll A. Wallace
Carroll A. Wallace
Title:	Chief Financial Officer, Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

/s/*	President and Chief Executive	January 10, 2006
Tom W. Ward	Officer (Principal Executive Officer)

/s/*	Chairman of the Board, Chief	January 10, 2006
Juan A. Rodriguez	Technologist

/s/ Carroll A. Wallace	Chief Financial Officer,	January 10, 2006
Carroll A. Wallace	Treasurer (Principal Financial and
Accounting Officer)

/s/*	Director	January 10, 2006
Leonard W. Busse

/s/*	Director	January 10, 2006
John Garrett

/s/*	Director	January 10, 2006
A. Laurence Jones

/s/*	Director	January 10, 2006
Thomas E. Pardun

/s/*	Director	January 10, 2006
Stephanie L. Smeltzer

/s/*	Director	January 10, 2006
G. Jackson Tankersley, Jr.

*/s/ Carroll A. Wallace		January 10, 2006
Attorney in Fact

Signatures