Form 10-K
period 2005-12-31
EXABYTE CORP /DE/
filed 2006-03-15
CIK 855109

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to.
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
Common Stock, $.001 Par Value

(Title of Class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 Of the Exchange Act. (Check one)
     Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☑
     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which common equity was last sold as of June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter was approximately $14,490,000 (a).
     The aggregate number of shares of common stock outstanding as of March 1, 2006 was 14,672,116.
DOCUMENTS INCORPORATED BY REFERENCE:
Not Applicable
GENERAL INFORMATION ABOUT THE INFORMATION IN THIS REPORT
This report includes certain “forward-looking” statements
     In addition to the historical information contained in this document, this report contains forward-looking statements that involve future risks and uncertainties. We may achieve different results than those anticipated in these forward-looking statements. The actual results that we achieve may differ materially from any forward-looking statements due to such risks and uncertainties. Words such as “believes,” “anticipates,” “expects,” “intends,” “plans” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. You should carefully consider the risks described below, and other factors as may be identified from time to time in our filings with the Securities and Exchange Commission or in our press releases. If any of these risks should actually occur, our business, prospects, financial condition or results of operations would likely be negatively impacted. In such case, the trading price of Exabyte common stock or other securities could also be negatively impacted, and you may lose all or part of your investment. We are not undertaking any obligation to update these risks to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

(a)	Excludes 5,828,565 shares of common stock held by directors, executive officers and stockholders whose ownership exceeds ten percent of the common stock outstanding at June 30, 2005. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of registrant, or that such person is controlled by or under common control with the registrant.

PART I
ITEM 1.
INFORMATION REGARDING OUR BUSINESS
Our Business
          Exabyte was incorporated in June 1985 under the laws of Delaware. We provide innovative tape storage solutions to customers whose top buying criteria is value: maximum performance, density, quality, and ease-of-use at an affordable price. We offer tape storage, media and automation solutions for workstations, midrange servers and enterprise storage networks. We have a worldwide network of Original Equipment Manufacturers (“OEMs”), distributors and resellers that share our commitment to value and customer service, including partners such as IBM, Fujitsu Siemens Computers, Apple Computer, Tech Data, Imation, Ingram Micro and CDW.
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
Our Products
      VXA Packet Technology
          Our current technologies position us as an industry innovator. Leading the way is our Packet Technology, enabling VXA Packet drives, autoloaders, and tapes to read and write data in small, digital packets similar to the Internet, providing reliable restore integrity, higher transfer speeds and scalable tape capacities. VXA-320 Packet drives and autoloaders deliver transfer speeds up to 86GB (compressed11*) per hour, allowing network administrators to backup 320GB (compressed22*) of data (equal to one VXA-320 tape) in less than four hours. With PerfectWrite and 4-level Reed-Solomon Error Correction (explained in more detail below), VXA products have highly reliable restore capabilities.
          With the exception of VXA Packet Drives, all production tape back-up systems in the world today (including DDS/DAT, DLT and AIT) utilize track-based tape technology that was invented decades ago and has not changed significantly since. Track based tape systems read and write data in long, narrow, sequential tracks. Track-based tape systems rely on an extremely tight head-to-tape alignment to write and to read the data off the tape. The allowable tolerance for head-to-tape alignment is microscopic—making these drives expensive to produce and more highly prone to errors.
          A “tracking” tape drive reads data from a tape by tracing the outline of each individual narrow track in sequential order. If the track becomes distorted or if the angle of the track differs from the angle of the path of the Read head by even a microscopic amount, a Read Data Error occurs, and the data is lost. This can happen due to temperature changes, high humidity, tape stretch and wear, drive tension variations, and accumulated debris.
          Track-based tape drives operate best at a constant tape speed and data transfer rate, while host systems rarely send or receive data at a fixed rate. Whenever data flow is interrupted, the drive must stop the tape, back it up, accelerate it to the appropriate speed, then resume the data transfer. This is known as back-hitching and results in significant wear to both the tape drive and the tape.

          The cost of the intricate mechanisms required to maintain head-to-tape alignment is high and due to ever increasing data volumes, designers must devise ways to write narrower and narrower tracks. As a result, tracking tape systems are more vulnerable to restore errors and are more expensive.
          VXA Packet Technology provides a digital solution to common problems associated with track-based tape technology. It is the only tape backup system that writes and reads in digital data packets—making data safer and offering a more economical total cost of ownership.
          VXA Packet Technology breaks data into small data packets, each packet being assigned an individual address and an Error Correction Code (ECC). The packets are then written on the tape in strings of data. When reading the data, the VXA drive does not need to sequentially trace tiny track geometries. Instead, it uses all four heads to completely scan the surface of the tape. This technique allows the VXA drive to read data packets with multiple scans (over-scanning), ensuring that each packet is easily read no matter where it is on the tape. The geometry of packet sections and variation in section pitch are insignificant because every packet will be read, regardless of where it lies on the tape surface. This technique is especially valuable when the tape has been damaged or when reading a tape in one VXA drive that was written by another VXA drive. Even if a tape is badly damaged, VXA Packet Drives can usually restore the data because packets can be collected and assembled from any location and in any order.
          VXA Packet Drive’s variable speed function enables it to adjust the tape speed to match the in-coming data transfer rate of the host. This feature means the VXA Packet Drive is the first tape drive to eliminate back-hitching and the delays and media wear associated with it. Eliminating back-hitching also reduces wear on the drive mechanism and the tapes which leads to a higher level of data restore and reliability.
          The VXA Packet Drive can vary the tape speed to the rate at which the host receives or sends data. When the host’s data transfer stops completely, the VXA Packet Drive slows to Ready Mode before commencing to read or write mode again. By using Ready Mode instead of back-hitching, a VXA Packet Drive significantly optimizes backup and restore job times. The VXA drive’s Ready Mode has a reset time of 25 milliseconds and can be as much as 80 times faster than other tape device’s back-hitch operation, which can take up to two seconds to complete.
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
     LTO (Ultrium) Technology
          LTO™ (Ultrium™), the latest technology, offered by Hewlett-Packard, IBM and Quantum, is a high-performance tape technology offering versatility, reliability and performance. Our patented, award-winning ExaBotics (discussed below) make our automation products featuring LTO technology superior in engineering, quality and reliability. We were among the first manufacturers to offer automation featuring first and second generation LTO tape drives and the first to offer Fibre Channel in mid-range drives and libraries. We also integrated third generation LTO tape drives into our automation products in 2005. Our automation products featuring LTO technology offer the simplicity of plug-and-play capabilities and powerful remote management.
     MammothTape Technology
          We have also sold M2 tape drives based on MammothTape technology platforms, which are integrated systems encompassing both a helical-scan tape drive and advanced metal evaporated (“AME”) media. All aspects of the technology work together to optimize recording performance and to ensure the integrity of vital data. We have discontinued the manufacture and sale of Mammoth related drive and automation products in 2005.
     Automation and ExaBotics
          As indicated above, we also offer and support automated tape drive products. These automation products incorporate one or more tape drives and multiple media cartridges to provide much higher data capacities than using a single drive and, with more than one drive, higher data transfer rates.

          We currently offer automation products incorporating VXA and LTO (Ultrium) tape drives. Our automation products are designed to be scalable, allowing us to develop different sized autoloaders based on the same model, with the ability for expansion. This capability enables our designs to accommodate increases in customers’ data storage needs and allows our end users to protect their automation investment.
          We engineer our automation products to satisfy the reliability, service-ability and management requirements of storage networking. They combine the reliability of our ExaBotics with features such as optional Ethernet ports, hot-pluggable tape drive carriers designed to be serviced during operation, optional bar code scanners and removable magazines.
          ExaBotics is our patented robotics, based on our 20-year history of introducing new products to the industry. Exabyte engineers specify conservative electronics and ultra-reliable mechanical components that undergo intensive testing to ensure data security, accessibility and retrievability. Automation systems are designed to share electronics and processor architecture with drives, adding to reliability and economies of scale. Similarly, Exabyte’s self-calibrating, self-correcting firmware mirrors the simple, clean mechanical engineering. Automation products share a common firmware between drive generations and technologies, assuring the ability to use multiple interfaces with the same basic firmware set. With this approach, products perform well early in the design cycle and change little during qualification, resulting in mature products at the date of launch.
     Hardware Sales Data
          Sales of our tape drives, including end-of-life products, represented the following percentages of total revenue, less sales allowances (“net revenue”):

Year	% of Revenue

2003	30%
2004	32%
2005	23%
          Sales of automation products, including end-of-life products, represented the following percentages of net revenue:

Year	% of Revenue

2003	14%
2004	24%
2005	37%
     Our Tape Drive And Automation Products
          The following table presents all of Exabyte’s current products and their respective specifications:

Tape Storage by Exabyte

	Product	Positioning	Capacity*	Transfer Rate*	Interface	Media
VXA Packet Automation	430	Convenient rack-mount automated data storage for distributed networking environments	30 cartridges, up to 4.5 TB (compressed)	4 VXA-2 Packet drives, up to 173 GB/hour (compressed)	Ultra2 LVD SCSI	X Tape: X23, X10[1], X6[1]
VXA Packet Automation	VXA-320 PacketLoader 1x10 1U	VXA-320 automated backup solution with best in class rack data density, and economy.	10 Cartridges, up to 3.2 TB (compressed)	Up to 86.4 GB/hr (compressed)	HD LVD SCSI 3 Ultra 160	X Tape: X23, X10[1], X6[1]
VXA Packet Automation	VXA-2 to VXA-320 PacketLoader Upgrade Kit	Doubles the speed and capacity of existing VXA-2 PacketLoader 1x10 1U Installations in minutes.	Doubles VXA-2 PacketLoader 1x10 1U up to 3.2 TB capacity (compressed)	Up to 86.4 GB/hr (compressed)	HD LVD SCSI 3 Ultra 160	X Tape: X23, X10[1], X6[1]
VXA Packet Automation	VXA-2 PacketLoader 1x10 1U	VXA-2 automated tape backup in a space-saving 1U rack mount design	10 cartridges, up to 1.6 TB (compressed)	Up to 43.2 GB/hour (compressed)	Ultra2 LVD SCSI and FireWire	X Tape: X23, X10[1], X6[1]
VXA Packet Automation	VXA-2 PacketLoader 1x7	Affordable desktop automation—an ideal first step into automated data storage	7 cartridges, up to 1.1 TB (compressed)	1 VXA-2 Packet drive, up to 43.2 GB/hour (compressed)	Ultra2 LVD SCSI	X Tape: X23, X10[1], X6[1]
VXA Packet Drives	VXA-320 Packet Drive	Latest Generation of products built around the disaster tested VXA Packet Technology	160 GB (native) 320 GB (compressed)	12MB/s 43.2 GB/hr (native)	HD LVD SCSI 3 Ultra 160	X Tape: X23, X10[1], X6[1]
VXA Packet Drives	VXA-2 Packet Drive	Four times the capacity and twice the speed of DDS-4	80 GB (native), 160 GB (compressed)	6 MB/sec 21 GB/hr (native)	LVD, IDE/ATAPI and FireWire	X Tape: X23, X10[1], X6[1]
VXA Packet Drives	VXA-1 Packet Drive	Replacement technology of choice for end-of-life DDS drives	33 GB (native), 66 GB (compressed)	3 MB/sec 10.8 GB/hr (native)	LVD, IDE/ATAPI and FireWire	VXATape: V17, V10, V6
LTO Ultrium™ Automation	Magnum 8x143	Enterprise capability with midrange affordability Offered with LTO-1, LTO-2 or LTO-3 drives	143 cartridges, up to 28.6 TB with LTO-1 57.2 TB with LTO-2 114.4 TB with LTO-3	8 LTO-1/LTO-2/LTO-3 drives 864 GB/hr LTO-1 2 TB/hr LTO-2 4.6 TB/hr LTO-3	Ultra2 LVD SCSI Fibre Channel	Ultrium LTO-1, LTO-2 & LTO-3 data cartridges
LTO Ultrium™ Automation	Magnum 6x80	Expandable, feature-rich enterprise-class library at midrange pricing. Offered with LTO-1, LTO-2 or LTO-3 drives	80 cartridges, up to 12 TB with LTO-1 24 TB with LTO-2 48 TB with LTO-3	6 LTO-1/LTO-2/LTO-3 drives 648 GB/hr LTO-1 1.5 TB/hr LTO-2 3.4 TB/hr LTO-3	Ultra2 LVD SCSI Fibre Channel	Ultrium LTO-1, LTO-2 & LTO-3 data cartridges
LTO Ultrium™ Automation	221L	The most cost-effective LTO automated tape library in its class. Offered with LTO-1, LTO-2, or LTO-3 drives	21 cartridges, up to 4.2 TB with LTO-1 8.4 TB with LTO-2 16.8 TB with LTO-3	2 LTO drives. Up to 216 GB/hr with LTO-1, 504 GB/hr with LTO-2 1.1 TB/hr with LTO-3	Ultra2 LVD SCSI Fibre Channel	Exabyte LTO-1, LTO-2 or LTO-3 Exapaks
LTO Ultrium™ Automation	116L	Compact, affordable LTO alternative to standalone tape drives. Offered with LTO-1, LTO-2, or LTO-3 drives	10 cartridges, up to 2 TB with LTO-1 4 TB with LTO-2 8 TB with LTO-3	LTO drive. Up to 108 GB/hr with LTO-1 252 GB/hr with LTO-2 576 GB/hr with LTO-3	Ultra2 LVD SCSI	Exabyte LTO-1, LTO-2 or LTO-3 Exapaks
LTO Ultrium™ Automation	Magnum 1x7	Ultra-compact, most affordable and feature rich LTO autoloader on the market. Offered with LTO-2 or LTO-3 drive	7 cartridges, 2.8 TB with LTO-2 5.6 TB with LTO-3	LTO drive. 187 GB/hr with LTO-2 576 GB/hr with LTO-3	Ultra2 LVD SCSI	Ultrium LTO-1, LTO-2 or LTO-3 data cartridges
LTO Ultrium™ Drives	Magnum Tape Drive (LTO-2)	Exabyte's entry level, high performance 1/2" tape drive, delivering enterprise-class capacity and throughput	200 GB (native) 400 GB (compressed)	LTO drive. 252 GB/hr	Ultra-160 LVD SCSI	Ultrium LTO-1 & LTO-2 data cartridges
LTO Ultrium™ Drives	Magnum Tape Drive (LTO-3)	Exabyte's entry level, high performance 1/2" tape drive, delivering true enterprise-class capacity and throughput	400 GB (native) 800 GB (compressed)	LTO drive. 576 GB/hr	Ultra-160 LVD SCSI	Ultrium LTO-1, LTO-2 & LTO-3 data cartridges

*Library and drive specifications are compressed. VXA assumes a 2:1 compression ratio. LTO Ultrium assumes a 2:1 compression ratio. Compression, capacity and throughput will vary dependent upon type of data and system configuration. All specifications are subject to change without notice. [1]Requires VXA-2 Drive firmware version 2105 or newer.

©2005 Exabyte Corporation. Exabyte and VXA are registered trademarks of Exabyte Corporation. All other trademarks are the property of their respective owners.

02008.17

430 convenient rack – mount accommodated data storage for distributed networking environments 30 catridges, up to 4.5 tb (compressed ) 4 vxa – 2 packet drives, up to 173 gb/hr ( compressed ultra 2 lvd scsi x tape :x23, x 10[1] , x6[1]
vxa – 320 packet loader 1x 10 1 u vxa – 320 automated backup solution with best in class rack data density, and economy,l 10 catridges, up to 3.2 tb (compressed) up to 66.4 gb / hr ( compressed) hd lvd scsi 3 ultra 160 x taPE ; x 23, X 10[1], X 5[1]
VXA – 2 TO VXA – 320 packet loader upgrade kit double the speed and capacity of existing vxa –2 packet loader 1x 10 u instatous in minutes. Double vxa-2 packet loader 1x10 1u up to 3.2 tb ( capacity ( compressed) up to 86.4 gb/hr ( compressed) hd lvd scsi 3 ultra 160 x tape x 23 , x10[1] , x6[1]
VXA – 2 Packet Loader 1x 10 1U VXA – 2 automated tape backup in a space – saving 1u rack mount design 10 catridges, up to 1.6 TB(compressed) Up to 43.2 hour ( compressed) Ultra2 LVD SCSI and FireWire x Tape: x23, x10[1] , x6[1]
VXA –2 Packet Loader 1x7 Affordable desktop automation – an ideal first step into automated data storage 7 cartridges, up to 1.1 TB(compressed) Ultra 2 LVD SCSI x Tape : X 23 , x10[1] x6[1]
VXA – 320 Packet Drive Latest Generation of products built around the disaster tested VXA Packet Technology 160 GB (native 320 GB(compressed) 6MB/sec 21 GB/hr (native) LVD, IDEIATAPI and Fire Wire X Tape: X23, X10[1], X6[1]
VXA –1 Packet Drive Four times the capacity and twice the speed of DDS –4 80 GB native 160 GB (compressed) 6 MB/sec 21 GB/hr ( native) LDV, IDE/ATAPI and Fire Wire VXATape : V17, V10 ,V6
VXA –1 Packet Drive Replacement technology of choice for end-of-life DDS drives 33 GB(compressed) 3MB/sec 10.8 GB/hr (native LVD,IDE/ATAPI and FireWire VXATAPE: V17,V10,v6
Magnum 6x60 Expandable, feature-rich enterprise class library at midrange pricing office with LTO-1, LTO-2 or LTO-3 drives 143 cartridges, up to 28.6 TB WITH lto-1 57.2 TB WITH LTO-2 114.4 TB with lto-3 8 lto –1/ lto-2/lto-3 drives 864 gb/hr lto-1 2tb/hr lto-1 2tb/hr lto-2 4.6 tb/hr lto-3 ultra 2 lvd scsi fibre channel ultrum lto –1, lto –2, & lto-3 data cartridges.
magnum 6x60 Expandable, feature-rich enterprise-class library at midrange pricing. Offered with LTO-1,LTO-2 or lto-3 drives 60 cartridges, up to 12 tb with lto-1 24 tb with lto-2 48 tb with lto-3 6 lto –1 lto-2/ lto-3 drives 648 gb/hr lto-1 1.5 tb/hr lto –2 3.4 tb/hr lto-3 ultra 2 lvd scsi fibre channel ultrium lto-1, lto-2 & lto –3 data cartridges
221l the most cost-effective lto automated tape library in its class. Offered with lto-1, lto-2 or lto-3 drives. 21 cartridges, up to 4.2 tb with lto-1 8.4 tb with lto-2 16.8 tb with lto-3, 2 lto drives. up to 216 gb.hr with lto –1 , 504 gb/hr with lto-2 1.1 tb/hr with lto-3 / ultra 2 lvd scsi fibre channel Exabyte lto-1, lto-2, or lto-3 exapaks.
110l compact, affordable lto alternative to standalone tape drives. Offered with lto-1, lto-2, or lto-3 drives 10 catridges, up to 2 tb with lto –1, 4 tb with lto-2, 8 tb with lto-3 lto drives, up to 108 gb/hr with lto-1 252 gb/hr with lto-2 576 gb/hr with lto-3 ultra 2 lvd scsi exabyte lto-1,lto-2 or lto-3 exapaks.
Magnum 1x7 ultra-compact, most affordable and feature rich lto autoloader on the market. offered with lto –2 or lto –3 drives , 7 cateridges, 2.8 tb with lto-2 5.6 tb with lto – 3 lto drive. 187 gb/ hr with lto –2 576 gb/hr with lto –3 ultra 2 lvd scsi ultrium lto –1 , lto –2 or lto –3 data cartridges magnum tape drives (Lto –2) Exabyte’s entry leval, high performance 1/2* tape drive, delivering enterprise class capacity and throughput 200 gb ( native ) lto drive. 400 gb/ compressed) lto drive. 252 gb/ hr ultra – 160 lvd scsi ultrium lto –1 & lto –2 data cartridges
Magnum tape drive lto –3 exabyte’s entry leval, high performance 1/2 tape drive, delivering true enterprise class capacity and throughput 400 gb(native) 800 gb (compressed) lto drive. 578 gb/hr ultra –160 lvd scsi ultrum lto –1 lto –2 and lto –3 data cartridges

     Anticipated Future Tape Drive Products
          We expect to introduce the VXA-4 tape in 2008. Current specifications for this drive anticipate a 320 GB native (640 GB compressed) capacity and a 24 MB per second native (48 MB per second compressed) transfer rate. (Compressed data assumes a 2:1 compression ratio.)
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
          Sales of media and media related products represented the following percentages of net revenue:

Year	% of Revenue

2003	47%
2004	40%
2005	39%
          Media sales represent a significant portion of our total net revenue. Media revenue in 2004 reflects lower unit sales prices as a result of our Media Distribution Agreement with Imation that was consummated in November 2003. This agreement was modified effective October 31, 2005, such that our revenue and gross margin upon the sale of media products will increase beginning January 1, 2006. We depend on a continuous supply of media to use with our VXA and MammothTape products. We cannot sell our products or grow our product lines without a sufficient supply of media. We transact business with our media suppliers through supply agreements or purchase orders which may be cancelled by the suppliers on short notice.
     VXA Media
          We currently offer for sale two types of media cartridges for use with our VXA Packet Technology products. V Tape was the first version of VXA tape cartridges released for use with VXA-1 and VXA-2 Packet Drives and autoloaders. X Tape is the newest version of media cartridges designed for use with only VXA-2 and VXA-320 drives and autoloaders. V Tapes and X Tapes share similar cartridge shells, come in a variety of tape lengths, utilize AME (Advanced Metal Evaporative) media and offer the same read/write speeds and capacities. However, X Tapes are specifically designed for higher performance, with a lower cost achieved through increased manufacturing volumes.
     AME Media with SmartClean
          AME media with SmartClean technology is only available for use with M2 tape drives and includes a section of cleaning tape at the beginning of each data cartridge. We specifically designed this cleaning tape to remove chemical films that can build up on recording heads. These films are caused by organic compounds and cannot be removed by other cleaning methods. The M2 drive keeps statistics on its own operation and activates the SmartClean technology when the drive needs cleaning. With normal use, extra cleaning cartridges are needed less frequently. Although we have discontinued our MammothTape-related hardware products in 2005, we will continue to supply AME media to the existing installed customer base of MammothTape-related products for the next several years.

     Outsourcing Philosophy
          As discussed in greater detail below, we currently outsource our:
•	manufacturing of hardware and media products;

•	repair and onsite service, including warranty services;

•	world-wide technical support operations which includes response to customer inquiries; and

•	distribution of our media products to our customers and end-users.
          We believe that outsourcing these functions helps us operate in a more efficient and cost-effective manner. Outsourcing enables us to focus on our core mission: to design innovative products that meet our customers’ evolving needs.
     Service and Support
          We offer a full range of warranty and post-warranty repair services for our tape drive, library and media products. We deliver these services pursuant to agreements with Teleplan Service Logistics, Inc., (“Teleplan”) which is the exclusive provider of our repair services and Anacomp, Inc. (“Anacomp”) which provides our on-site customer service. Teleplan performs all in-warranty and out-of-warranty depot repairs of our storage products. Pursuant to these agreements, we receive royalties relating to all out-of-warranty repair services and revenue from on-site customer services.
          Our agreements with Teleplan and Anacomp terminate in June of 2006 and January of 2008, respectively, unless otherwise extended by the parties. Either party may terminate the agreement earlier upon a material default by the other party.
          Revenue from service and support programs represented the following percentages of net revenue:

Year	% of Revenue

2003	10%
2004	7%
2005	6%
          Both revenue from, and the cost of, warranty and repair services has decreased as a result of our outsourcing of these functions.
Our Customers
          We market our products worldwide through distributors, resellers and OEMs. We sell our new hardware products initially to distributors and resellers who evaluate, integrate, and adopt new technologies more rapidly. OEM sales generally increase (relative to reseller sales) if the new product successfully completes the necessary qualification process. We believe that a successful business model includes a majority of our revenue coming from OEM customers and, accordingly, an integral component of our business strategy is increasing market share with existing and new OEM customers.
     Imation
          We distribute our media products pursuant to an agreement with Imation Corp. (“Imation”), which is our exclusive worldwide distributor of our media products. We sell our media products exclusively to Imation, and Imation manages our media brand and provides sales, marketing and distribution services to our distribution, reseller and OEM customers. Our agreement with Imation has an indefinite term, but provides for termination by Imation upon 180 days prior written notice to us, or upon a material default by either party. If Imation terminates the agreement due to our material default, we must return a prorated portion of the distribution fee we received from Imation. All reported media revenue in 2004 and 2005 consists of sales solely to Imation. As discussed more fully in

“Management’s Discussion and Analysis of Financial Condition and Results of Operations”, we modified our Agreement with Imation on October 31, 2005.
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
     OEM Customers
          OEM customers incorporate our hardware products as part of their own systems, which they then sell to their customers under their own brand name. We work closely with our OEM customers during early product development stages to help ensure our products will readily integrate into the OEM’s systems.
          Product sales to OEMs represented the following percentages of net revenue:

Year	% of Revenue

2003	20%
2004	24%
2005	23%
          We believe our success depends on OEMs adopting our products, particularly the VXA packet tape technology, as well as increasing our market share with OEMs with whom we have an existing relationship.
     Distributor and Reseller Customers
          Our distributor and reseller customers, including Imation, purchase hardware and media products for resale. Reseller customers may provide various services to their customers, such as:
•	distribution;

•	financial terms and conditions;

•	pre-sales, sales and/or post-sales system upgrades; or

•	other value-added products and/or services.
          Sales to distributors and resellers, including Imation, represented the following percentages of net revenue:

Year	% of Revenue

2003	64%
2004	70%
2005	73%
     Sales to the Government
          We do not sell our products directly to federal, state or local governments. We support our reseller customers that sell directly to the government through various government-directed programs and other sales and marketing services. We believe that the government business currently represents approximately 11% of our total non-OEM net revenue.
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

          As noted under “Our Business Risks,” the European Community recently enacted new regulatory requirements related to the Reduction of Hazardous Substances (“RoHS”). We have re-engineered our VXA-2 drives, VXA Packetloaders and our recently introduced LTO Magnum 1x7 automation product to meet the RoHS requirements. In addition, our VXA-320 drive was RoHS compliant when introduced, and all new products developed in the future will be RoHS compliant. Although meeting these requirements has required additional financial and engineering resources, we believe RoHS will create additional opportunities for us, as certain of our competitors may not develop RoHS compliant versions of their existing products.
          International sales accounted for the following percentages of net revenue:

Year	% of Revenue

2003	31%
2004	29%
2005	30%
     Principal Customers
          A partial list of our customers includes IBM, Imation, Fujitsu Siemens Computers, Apple Computer, Tech Data, Ingram Micro and CDW. We have customers who are also competitors, such as IBM with their LTO(Ultrium) tape drive. We have several customers whose sales account for 10% or more of our net revenue, as noted below:

	2003	2004	2005

Imation	9%	40%	41%
Tech Data	16%	11%	16%
Ingram Micro	16%	9%	12%
Fujitsu Siemens	6%	9%	10%
IBM	7%	13%	9%
Manufacturing
          We are currently outsourcing all of our manufacturing processes, including the manufacturing of our tape drives, automation products and media. Many of our products are obtained from sole-source suppliers. We have executed master purchase agreements with some of our sole-source suppliers as indicated elsewhere in this prospectus and conduct business with the rest of our suppliers on a purchase order basis. We rely heavily on our suppliers to produce the components for our products, or the products themselves.
     Tape Drives and Automation
          We have entered into agreements with various suppliers for the manufacture of our tape drive and automation products. Hitachi Ubiquitous Company (“Hitachi”) supplies us with our VXA drives and was the supplier for Mammoth tape drives. Beginning in January 2004, ExcelStor ESGW International Limited (“ExcelStor”) manufactures our VXA-2 Packetloader 1x10 1U and LTO Magnum 1x7 automation products. We anticipate that ExcelStor will also manufacture new future automation products as well. Shinei International, a Solectron Company (“Shinei”), manufactures our other legacy automation products and will likely continue to do so until these products are discontinued in the future. We continually evaluate the performance of our suppliers and opportunities for cost improvements resulting from alternative suppliers and the relocation of manufacturing to lower cost geographic locations.
          These agreements are generally for terms ranging from one to four years, may provide for automatic renewals unless terminated by either party and may be terminated upon notice periods ranging from 60 to 180 days.
     Media
          Currently, we obtain our media pursuant to supply agreements and/or purchase orders from three suppliers:
•	Matsushita Electric Industrial Co. Ltd. (“MEI”);

•	TDK Corporation (“TDK”); and

•	Sony Corporation (“Sony”).

Our Engineering, Research and Development
          The market for data storage devices is highly competitive. We believe that this competition is based largely on the improvements in technology, which increase speed and reliability of storage products and at the same time reduce the cost of those products. With this in mind, we have concentrated our research and development on enhancing existing products and developing new products that will improve the performance and cost of current tape drive offerings. Our engineering, research and development expenses were approximately $9.8 million, $9.2 million and $9.4 million in 2003, 2004, and 2005, respectively. The decreases in these costs are the result of significant headcount reductions and lower costs for external engineering, net of an increase in costs incurred in developing new VXA drive and automation products and LTO automation products. We believe that we will continue to have the necessary resources in place to meet all technology and new product development-related milestones in 2006.
Information Regarding Our Patents and Proprietary Information
          We rely on a combination of patents, copyright and trade secret protections, non-disclosure agreements, and licensing arrangements to establish and protect our proprietary rights. As of February 16, 2006, we held a total of 104 patents, of which one was issued in 2005, and 8 are pending applications in the United States. All of these patents relate to technologies and other aspects of our tape drive and automation products. However, due to the rapid pace of technological change in the tape storage industry, we believe factors such as knowledge, ability and experience of our employees, new product introductions and frequent product enhancements may be more significant to our business than patent and trade secret protection.
          Our VXA-1 tape drive was previously manufactured by AIWA. As part of the transfer of that manufacturing relationship, we entered into a technology transfer and license agreement with AIWA, whereby AIWA granted us a non-exclusive license to utilize certain AIWA related VXA technologies related to the design and production of the VXA-1 and VXA-2 tape drives for a royalty based on the purchase price of these products from another manufacturer. VXA-320 and future VXA drives are not subject to this royalty fee.
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
Information Regarding our Inventory Levels
          We strive to maintain appropriate levels of inventory. Excessive amounts of inventory reduces our cash available for operations and may cause us to write-off a significant amount as excess or obsolete. Inadequate inventory levels due to forecasting variances or lack of liquidity may make it difficult for us to meet customer product demand, resulting in decreased revenues.
          Our goal is to maintain flexibility in our inventory control systems in order to meet customer request dates for product shipments. As such, we generally build our products to customer forecasts and point-of-sale data provided to us by our distributors and resellers. We attempt to maintain approximately two weeks of finished goods inventory at any given time and believe that this is an appropriate level which allows us to meet these goals. In striving to maintain the proper inventory levels, we go through several steps each month to help us evaluate our inventory levels and maintain them at the appropriate levels. We review sales forecasts and past sales data and evaluate any OEM inventory level requirements for their hubs in determining a rolling monthly inventory forecast. Additionally, we restrict purchases of inventory to conform with our inventory forecast and to meet the need for long lead-time inventory products.
          In addition to our inventory controls, we believe that we must accurately time the introduction and end-of-life of our products into and out of the data storage market. Accurately timing the release of new products is important to the sales of existing products. The timing of declaring an existing product as end-of-life could negatively impact revenue and result in excess product inventory and subsequent inventory write-downs. We continually evaluate our product life cycles. Delays in the timing, or our inability to successfully introduce a new product could adversely affect our results of operations.
Our Competition
          The data storage market is extremely competitive and subject to rapid technological change. We believe that competition in the data storage market will continue to be intense, particularly because manufacturers of all types of storage technologies compete for a limited number of customers.
          The success of any future hardware products depends on:
•	timely development and introduction;

•	customer acceptance;

•	adequacy of supply capacity;

•	customer transition to these future products;

•	OEM qualification and adoption; and

•	media availability.
          Although tape has historically been the preferred medium for data storage backup, companies are developing new technologies for this market, which include:
•	Optical Disk

•	Optical Tape

•	DVD

•	Holographic Storage

•	Magneto-optics

•	Magnetic Disk
          We may also experience competition from new storage architectures, such as SANs, network attached storage and virtual storage.
          Our tape drives face significant competition from current and announced tape drive products manufactured by Quantum, Hewlett Packard, Sony and the LTO Consortium. The specifications of some of these drives indicate greater data capacities and transfer rates than our tape drive products. We believe that our VXA tape drives are a low cost, competitive alternative to competing products when compared on the basis of performance, functionality and reliability. In turn, we offer LTO(Ultrium) technology through our automation products.
          Our automation products face competition from companies such as Advanced Digital Information Corporation, Quantum, Overland Data, Sun Microsystems and QualStar. Significant competition may also develop from companies offering erasable and non-erasable optical disks, as well as other technologies.
          Our media products are generally proprietary and are only sold by us through Imation. However, Sony does manufacture certain legacy media products and we compete with them based on price and product availability.

Our Employees
          As of the dates indicated, we had full-time and part-time employees (worldwide), consisting of:
     March 13, 2003
          Total full- and part-time employees: 318

Business Group	Employees
Corporate and Business	34
Engineering, Research and Development	153
Customer Unit	58
Sales	73
     January 7, 2004
          Total full- and part-time employees: 199

Business Group	Employees
Corporate and Business	35
Engineering, Research and Development	62
Customer Unit	52
Sales	50
     February 22, 2005
          Total full- and part-time employees: 182

Business Group	Employees
Corporate and Business	30
Engineering, Research and Development	67
Customer Unit	37
Sales	48
     January 18, 2006
          Total full- and part-time employees: 162

Business Group	Employees
Corporate and Business	29
Engineering, Research and Development	66
Customer Unit	25
Sales	42
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
ITEM 1A.
RISK FACTORS
Our Business Risks
     General Information About These Business Risks
          Following is a discussion of certain risks that may impact our business. If any of the following risks actually occurs, our business could be negatively impacted. The risks and uncertainties described below are not all inclusive. Additional risks and uncertainties not presently known to us, or that we currently see as immaterial, may negatively impact our business. You should carefully consider the risks described below. If any of the following risks should actually occur, our existing business, future business opportunities, financial condition or results of operations would likely be negatively affected. In such case, the trading price of Exabyte common stock or other securities could decrease, and you may lose all or part of your investment.
     We may need additional funding to support our operations.
          We have incurred operating losses over the last six years. As a result, we have taken several actions to raise capital, including the sale of preferred stock in 2004, the sale of the Convertible Notes in 2005, revisions to our bank line of credit with overadvance guarantees in 2003, a new bank line of credit in 2005, restructuring notes payable to suppliers in 2003, 2004 and 2005, and entering into the Media and Distribution Agreement with Imation in November 2003. We also believe the modification of the MDA effective January 1, 2006, and the related increase in gross margin on the sale of our media products, improves our opportunity for future profitability. In any event, we believe that profitable operations will be necessary to support and expand our operations in the future. In addition, we continue to evaluate our potential need for additional capital, and various strategic alternatives that could result in such additional capital and increase our liquidity. It is uncertain whether additional capital would be available if needed. See Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Liquidity and Capital Resources” for a discussion of these alternatives and the impact of the MDA modification.
The uncertainty regarding our ability to continue as a going concern may affect the willingness of customers and suppliers to work with us, as well as our ability to obtain inventory and finished goods in a timely manner.
          As a result of our limited liquidity, the report of our independent registered public accounting firm on our consolidated financial statements, as of and for the year ended December 31, 2005, contains an explanatory paragraph regarding the uncertainty relating to our ability to continue as a going concern. Ongoing concerns about our financial condition have impacted our dealings with third parties, such as customers, suppliers and creditors, and the continuation of such concerns could have a material adverse effect on our business and results of operations in the future. Future liquidity issues could prevent us from making timely payments to our suppliers which could restrict our ability to obtain products and meet our customers’ demands. This situation has occurred in the past and, if it recurs, would materially and adversely impact our revenue, results of operations and financial condition, our competitive position in our market, and possibly our ability to continue operations.
We need to expand existing OEM customer relationships and develop new OEM customers for our VXA and Other products in order to be successful.
          Our product sales depend heavily on OEM qualification, adoption and integration. OEM sales are a key component of our revenue, and many reseller and smaller OEM customers delay their orders until larger OEMs adopt and integrate our products. We have established a number of relationships with OEM customers for our VXA and LTO Automation products, but the revenue from these OEMs has not grown as rapidly as expected which has affected our ability to become profitable. Our competitive position and ability to achieve future profitable operations may be negatively impacted unless we are able to establish additional relationships with OEM customers and increase our market share with existing customers.
     Our profitability depends on decreases in our direct product costs.
          Although we believe we must increase our sales to OEM customers, who generally pay lower prices than other customers, we must also continue to improve our gross margins. Accordingly, we must lower our product costs, which involves revising existing supply agreements, potentially transitioning our outsourced manufacturing to other suppliers, relocating such manufacturing to lower cost geographic locations, or increasing our sales volumes to obtain lower prices. We continually evaluate our product costs and the appropriate actions necessary to increase our gross margins. Any transition to a new outsourcing manufacturer or location would include the risk of interruption of product supply and delays in meeting our customers’ demands.
     Our profitability is dependent upon increased media revenue.
          Since November 2003, we have sold all of our proprietary media products to our exclusive distributor, Imation. Our sales prices to Imation were less than the prices we previously realized for these products. Although the modification of our MDA with Imation results in an increase in our overall gross margin on media products, we continue to be dependent on Imation to maintain or increase sales volumes of our media products.
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
          Many of our key components and products are manufactured overseas in countries such as Japan, China, Singapore and Malaysia. Because we depend on foreign sourcing for our key components, products and subassemblies, our results of operations may be materially affected by:
•	reduced intellectual property protections;

•	foreign government regulations;

•	foreign tax regulations;

•	foreign exchange control regulations;

•	import/export restrictions;

•	foreign economic and/or political instability; and

•	tariffs, trade barriers and other trade restrictions by the U.S. government in products or components shipped from or to foreign sources.
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
          Additionally, a note payable to a supplier is denominated in the Yen at a fixed conversion rate and our foreign subsidiaries incur significant operating costs that are payable in foreign currencies. Accordingly, foreign currency fluctuations affect our results of operations. Please see “Market Risk” in Item 7A below for more information.
          The European Community recently enacted new regulatory requirements related to the Reduction of Hazardous Substances (“RoHS”). These RoHS regulations state that products sold into Europe, beginning in July 2006, comply with specific guidelines stated in the regulations. RoHS has required us to perform substantial modifications to our hardware products, and may result in our discontinuing the sale of certain non-complying products to our European customers. Continued compliance with RoHS regulations may result in increased engineering costs and could negatively impact revenue from European customers.

Our manufacturers may be unable to meet our product demand, implement product engineering changes on a timely basis, or produce product at a commercially reasonable cost.
          We currently outsource all of our manufacturing processes and due to the time and expense involved in moving the manufacturing to another party, we heavily depend on our existing third party manufacturers for our products. If our manufacturers cannot meet our product demand, or cannot or will not implement product changes on a timely basis, we would be unable to fill customer orders and our results of operations and financial condition would be adversely impacted. In addition, should our manufacturers be unable to produce our products at commercially reasonable costs, our gross margins would be negatively impacted. Our dependence on third party manufacturers can also adversely affect our ability to negotiate the terms of our future business relationships with these parties.
     Our revenue is concentrated with a limited number of customers.
          In 2005, our five largest customers accounted for 87% of our revenue. We do not require minimum purchase obligations from our customers, and they may cancel or reschedule orders at any time, prior to shipment, without significant penalty. Losing one or more key customers would adversely affect our results of operations.
Our dependencies on sole-source suppliers may affect our control over delivery, quantity, quality and cost of products.
          We, or our third party contract manufacturers, obtain all the components to make our products from third parties. We rely heavily on certain sole-source suppliers (one supplier providing us with one or more components) to develop and/or manufacture critical components for our tape drives or libraries. A shortage of any component would directly affect our ability to manufacture the product. In addition, by relying on sole-source suppliers, we have risks related to:
•	delivering components on schedule;

•	manufacturing a high volume of components;

•	maintaining the highest possible product quality when manufacturing; and

•	managing manufacturing costs.
          If we are unable to obtain finished goods in sufficient quantities and in a timely manner to meet our customers’ needs, we may consider relocating certain of our third-party manufacturing activities to other suppliers. This process could interrupt the supply of products and we would incur additional costs related to any change in supplier.
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

          Technology typically changes and advances quickly in the high technology industry. In order to successfully compete in this industry, our future products must apply and extend our current technology, as well as keep pace with new technology developments. Factors which impact our ability to compete include:
•	rapid development of tape drive technologies;

•	customer and OEM adoption of VXA technology and our LTO automation products;

•	compatibility of tape drives to other data storage products;

•	data storage density and transfer rate;

•	customer confidence and familiarity with our products and technologies;

•	product reliability; and

•	price.
          If any new technology provides users with similar or increased benefits than tape, tape technology could become obsolete.
     Our proprietary rights may not be fully protected.
          Although we file patent applications for our products when appropriate, patents may not result from these applications, or they may not be broad enough to protect our technology. Other parties may also challenge, invalidate or circumvent our patents. Occasionally, third parties ask us to indemnify them from infringement claims and defending these infringement claims may result in long and costly litigation, which could potentially invalidate a patent. We may attempt to secure a license from third parties to protect our technology but cannot assure that we would succeed. Much of our third party manufacturing utilizes proprietary technology, and we may extend licenses of this technology to our third party manufacturers. However, we cannot assure that our third party manufacturers will adhere to the limitations or confidentiality restrictions of their license. Also, laws in foreign jurisdictions may not fully protect our intellectual property rights, which, in turn, may adversely affect our ability to use such technology and our results of operations.
     We depend on key employees to develop, introduce and sell our products.
     There is intense competition for qualified employees. Competition for employees is based upon, among other things, base salary, stock-based compensation, ownership investment and high turnover rates in technology and other companies generally. As a result, we may lose or fail to recruit needed employees.
     Losing or failing to recruit a key employee could:
•	delay product development schedules;
•	interrupt team continuity;
•	result in losing proprietary information to competitors or other third parties;
•	increase our administrative costs; and
•	adversely affect our results of operations.

ITEM 2.
PROPERTIES
          Our corporate offices, including our research and development and limited manufacturing facilities, are located in Boulder, Colorado, in leased buildings aggregating approximately 76,712 square feet. As discussed more fully in Management’s Discussion and Analysis of Financial Condition and Results of Operations, we ceased use of several other leased facilities during 2003 and settled our remaining obligations under the related leases The lease terms on our present facilities expire in 2010. Although we do not currently anticipate expanding our operations, we believe that we have enough space available if further expansion becomes necessary. The following chart identifies the location and type of each Exabyte property:

OFFICE TYPE	DOMESTIC	INTERNATIONAL

R&D & Mfg.	Boulder, CO
Procurement	Boulder, CO	Tokyo, Japan
Service	Boulder, CO	Singapore
Sales & Support	Boulder, CO	Singapore
Frankfurt, Germany
Shanghai, China
Hong Kong, China
Paris, France
Beijing, China
Sydney, Australia
ITEM 3.
LEGAL PROCEEDINGS
          We are, from time to time, subject to certain claims, assertions or litigation by outside parties as part of our ongoing business operations. The outcomes of any such contingencies are not expected to have a material adverse impact on our consolidated financial condition, results of the operations or cash flows.
ITEM 4.
          Not Applicable.

PART II
ITEM 5.
MARKET FOR THE REGISTRANT’S COMMON STOCK
AND RELATED STOCKHOLDER MATTERS
          Exabyte’s common stock is traded on the Over-The Counter Bulletin Board under the symbol “EXBY”. From October 19, 1987 until February 26, 2003, Exabyte’s common stock was traded on the Nasdaq National Market and from February 26, 2003 until March 24, 2003 on the Nasdaq SmallCap Market.
          For the calendar quarters indicated, the following table presents the high and low bid prices of our common stock as reported on Nasdaq or the OTC Bulletin Board, as applicable (as adjusted for the 10:1 reverse split effected October 31, 2005):

Fiscal Year	High	Low
2004
First Quarter	$17.60	$7.00
Second Quarter	9.70	7.10
Third Quarter	8.60	4.30
Fourth Quarter	7.20	3.00

2005
First Quarter	$5.40	$2.60
Second Quarter	4.40	1.80
Third Quarter	3.20	1.70
Fourth Quarter	2.95	0.75

2006
First Quarter (through March 1, 2006)	$1.27	$0.75
          On March 1, 2006, we had 561 holders of record of our common stock. The reported closing price of the common stock was $0.80. We have never paid cash dividends on our common stock, and we presently intend to retain any earnings for use in our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future. In addition, we are prohibited under the terms of our line of credit agreement with our bank from declaring or setting aside any cash dividends.
RECENT SALES OF UNREGISTERED SECURITIES.
Director Compensation
          During 2005, the Company issued a total of 49,453 shares to its outside directors as payment for 2004 and 2005 director fees. Of these shares, 5,843 shares were issued on January 6, 2005, 10,308 shares were issued on April 15, 2005, 10,429 shares were issued on May 1, 2005, 10,878 shares were issued on July 1, 2005 and 11,995 shares were issued on October 1, 2005.
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

Preferred Stock Transactions
          On May 3, 2004, the Company completed the sale of 25,000 shares of newly authorized Series AA preferred stock for $1,000 per share, and warrants to purchase 750,000 shares of common stock for total gross proceeds of $25,000,000. Each share of Series AA preferred stock has an initial dividend rate of 5% and is currently convertible into 556 shares of common stock at $1.80 per share. The warrants have a term of five years and an exercise price of $1.80 per share. In addition, in connection with the issuance of the Series AA preferred stock, all shareholders of the Company’s existing Series H and Series I preferred stock exchanged such shares, and accumulated dividends, for shares of Series AA preferred, on an as-converted common stock equivalent basis, and warrants. See Note 6 to the Consolidated Financial Statements in this Report for additional information on these transactions.
          During 2004 and 2005, Exabyte issued 286,049 and 1,186,385 shares, respectively, of its common stock as dividends on the Series AA preferred. The company believes that these issuances may not be sales for purposes of registration requirements of the Securities Act of 1933. In addition, we believe that the parties who received the dividends and the Series AA shares met the standards for purchases in a non-public offering, the Company made no general solicitation and the Company thus relied upon an exemption from securities registration for a non-public offering in issuing these shares as dividends.
Convertible Notes Transaction
          On October 31, 2005, we completed the sale of $9,550,000 of 10% Secured Convertible Subordinated Notes (“Convertible Notes”) and warrants to purchase 4,775,000 shares of common stock. The Convertible Notes are payable interest only through 2010, at which time the principal amount is due in total. Interest on the Convertible Notes is payable quarterly in common stock of the Company. The principal amount of the Convertible Notes is convertible into common stock at $1.80 per share. The exercise price of the warrants, which have a five-year term, is also $1.80 per share. The Convertible Notes are collateralized by a security interest in all of our assets and are subordinate to the security interest granted, and our indebtedness, under our line-of-credit agreement with Wells Fargo. See Notes 4 and 7 to the consolidated financial statements included herein for additional information on this transaction.
          We believe that the parties who received the Convertible Notes and related warrants met the standards for purchases in a non-public offering, the Company made no general solicitation and the Company thus relied upon an exemption from securities registration for a non-public offering in issuing these securities.

STOCK PLANS
          The following table provides information regarding the Company’s equity compensation plans, which consist of Exabyte’s Incentive Stock Plan, 1997 Non-Officer Stock Option Plan, 2004 Employee Stock Option Plan, 2005 Employee Stock Option Plan and options granted to the Company’s CEO outside of the Incentive Stock Plan as of December 31, 2005. The Company also has an employee stock purchase plan which invests only in common stock of the Company, but which is not included in the table below.

			Number of securities
			remaining available for
			future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	2,659,265	$8.7884	1,087,720
Equity compensation plans not approved by security holders (2)	7,857,219	$1.7880	1,312,862
Total	10,516,484	$3.5582	2,400,582

(1)	Amount includes shares issued under a stock option plan approved by stockholders on July 30, 2002 for the issuance of options to Mr. Ward of up to 700,000 shares and the 2004 Employee Stock Option Plan, which was approved by stockholders on June 11, 2004.

(2)	Amount includes the 1997 Non-Officer Stock Option Plan, under which options may be granted to employees who are not officers or directors of the Company, the stock option plan approved by the Board of Directors in 2003 for the issuance of options to Mr. Ward for an additional 700,000 shares, and the 2005 Employee Stock Option Plan, which was approved by the Board of Directors on December 1, 2005. A description of these compensation plans not approved by stockholders is contained below in Item 11 and Note 5 to the consolidated financial statements.

ITEM 6.
SELECTED FINANCIAL DATA
          The following selected consolidated statement of operations data, balance sheet data, and cash flow data, as of and for the years ended December 29, 2001, December 28, 2002, January 3, 2004, December 31, 2004 and December 31, 2005 have been derived from the consolidated financial statements of the Company. The financial statements for the year ended December 31, 2004 have been restated as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 8 to the Consolidated Financial Statements. The selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and the notes thereto. There were 52 weeks in 2001 and 2002 and 53 weeks in 2003. Beginning with the three months ended March 31, 2004, the Company is reporting its operating results on a calendar month, quarter and annual basis.

     (In thousands, except per share data. All share and per share amounts have been adjusted to reflect the 10:1 reverse split of the Company’s common stock, effective for trading on October 31, 2005.)

	As of or For Fiscal Years Ended
				Dec. 31, 2004
	Dec. 29, 2001	Dec. 28, 2002	Jan. 3, 2004	(Restated)(1)	Dec. 31, 2005
Consolidated Statements of Operations Data:
Net revenue	$158,438	$133,191	$94,169	$102,051	$90,968
Cost of goods sold	132,143	110,948	78,576	76,997	65,395

Gross profit	26,295	22,243	15,593	25,054	25,573
Operating expenses:
Selling, general and administrative	36,759	27,316	30,084	23,783	20,913
Engineering, research and development	25,184	23,713	9,826	9,244	9,395
Lease terminations and related costs	—	—	4,707	—	—

Total operating expenses	61,943	51,029	44,617	33,027	30,308

Loss from operations (2)	(35,648)	(28,786)	(29,024)	(7,973)	(4,735)

Other income (expense):
Gain from sale of investment	1,719	1,500	—	—	—
Sale of technology	—	1,200	—	—	—
Interest income	86	27	—	—	—
Interest expense (4)	(1,715)	(2,051)	(12,859)	(1,581)	(1,960)
Change in estimated fair value of derivative financial instruments	—	—	—	35,074	(3,807)
Other financing costs	—	—	—	(1,330)	(1,964)
Gain (loss) on foreign currency translation	124	(803)	(1,851)	(105)	793
Litigation settlements, net	—	—	—	—	75
Other, net	338	(561)	130	(208)	(312)

Total other income (expense)	552	(688)	(14,580)	31,850	(7,175)

Earnings (loss) before income taxes and equity in loss of investee	(35,096)	(29,474)	(43,604)	23,877	(11,910)
Income tax (expense) benefit (3)	6	402	(88)	(47)	(160)
Equity in loss of investee	(343)	—	—	—	—

Net earnings (loss)	(35,433)	(29,072)	(43,692)	23,830	(12,070)

Deemed dividends:
Beneficial conversion of preferred stock	—	(4,557)	(556)	—	—
Exchange of preferred stock	—	—	—	(4,225)	—
Issuance of Series AA convertible preferred stock and amortization of related discount	—	—	—	(45,404)	(990)

Net loss available to common stockholders	$(35,433)	$(33,629)	$(44,248)	$(25,799)	$(13,060)

Basic and diluted loss per share	$(14.73)	$(10.18)	$(6.96)	$(2.44)	$(1.10)

Weighted average common shares used in calculation of basic and diluted loss per share	2,405	3,302	6,362	10,583	11,912

	As of or For Fiscal Years Ended
				Dec. 31, 2004
	Dec. 29, 2001	Dec. 28, 2002	Jan. 3, 2004	(Restated)(1)	Dec. 31, 2005
Consolidated Balance Sheets Data:
Working capital (deficit)	$11,266	$(5,199)	$(6,561)	$2,988	$(1,042)
Total assets	83,230	72,125	46,129	39,979	34,715
Notes payable, less current portion	—	—	13,960	9,183	8,898
Derivative financial instruments	—	—	—	11,165	27,060
Deferred revenue and other non-current liabilities, less current portions	9,594	3,424	18,419	16,443	5,503
Convertible preferred stock	—	—	—	37,941	38,931
Stockholders’ equity (deficit)	24,754	4,532	(28,416)	(60,858)	(70,891)

Consolidated Cash Flow Data:
Net cash provided (used) by operating activities	$(11,913)	$(13,267)	$23,258	$(13,357)	$(4,880)
Net cash provided (used) by investing activities	2,828	(2,054)	(2,393)	(1,761)	(1,855)
Net cash provided (used) by financing activities	8,123	13,788	(14,550)	8,583	6,721

(1)	Amounts as of and for the year ended December 31, 2004 are as restated, as discussed more fully in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(2)	The Company recorded restructuring charges in 2001 and 2002 totaling $498,000 and $4,791,000, respectively, and $549,000, $251,000 and $470,000 of charges relating to workforce reductions in 2003, 2004 and 2005, respectively. See Note 10 to the Consolidated Financial Statements for information regarding workforce reduction charges included in loss from operations in 2003, 2004 and 2005.

(3)	The Company has recorded a valuation allowance equal to total deferred tax assets as of and for all periods presented. See Note 9 to the Consolidated Financial Statements for information on income tax expense or benefit and net operating loss carry forwards.

(4)	Interest expense in 2003 includes $10,146,000 of stock-based interest expense as discussed in Note 4 to the Consolidated Financial Statements

QUARTERLY RESULTS OF OPERATIONS /
SUPPLEMENTARY FINANCIAL INFORMATION
     The following tables set forth unaudited quarterly operating results for fiscal 2004 and 2005 in dollars and as a percentage of net revenue, and has been restated to reflect adjustments to the financial data for the quarters ended June 30, 2004, September 30, 2004, December 31, 2004, March 31, 2005, June 30, 2005 and September 30, 2005 as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 8 to the Consolidated Financial Statements. This information has been prepared on a basis consistent with the audited consolidated financial statements included elsewhere herein and, in the opinion of management, contains all adjustments consisting only of normal recurring adjustments, necessary for a fair presentation thereof. These unaudited quarterly results should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this annual report on Form 10-K. The operating results for any quarter are not necessarily indicative of results for any future period. The sum of the quarterly earnings per share may not total annual amounts reported in the consolidated financial statements as a result of the fluctuation in the amount of weighted average common shares used in the calculation of basic and diluted loss per share.
(In thousands except per share data. All share and per share amounts have been adjusted to reflect the 10:1 reverse split of the Company’s common stock, effective for trading on October 31, 2005.)

	Three Months Ended
			June 30,		September 30,		December 31,
	March 31,		2004		2004		2004
	2004		(Restated)(1)		(Restated)(1)		(Restated)(1)
	$	%	$	%	$	%	$	%
Net revenue	$26,139	100.0	$26,620	100.0	$23,566	100.0	$25,726	100.0
Cost of goods sold	20,053	76.7	19,173	72.0	18,604	78.9	19,167	74.5

Gross profit	6,086	23.3	7,447	28.0	4,962	21.1	6,559	25.5

Operating expenses: (2)
Selling, general and administrative	6,069	23.2	6,064	22.8	6,236	26.5	5,414	21.0
Engineering, research and development	2,130	8.2	2,513	9.4	2,240	9.5	2,361	9.2

Total operating expenses	8,199	31.4	8,577	32.2	8,476	36.0	7,775	30.2

Loss from operations	(2,113)	(8.1)	(1,130)	(4.2)	(3,514)	(14.9)	(1,216)	(4.7)

Other income (expense):
Interest expense	(528)	(2.0)	(426)	(1.6)	(284)	(1.2)	(343)	(1.3)
Change in estimated fair value of derivative financial instruments	—	—	(3,961)	(14.9)	30,387	128.9	8,648	33.6
Other financing costs	—	—	(1,330)	(5.0)	—	—	—	—
Gain (loss) on foreign currency translation	(603)	(2.3)	1,091	4.1	72	.3	(665)	(2.6)
Other, net	(28)	(0.1)	—	—	(149)	(0.5)	(32)	(0.1)

Total other income (expense)	(1,159)	(4.4)	(4,626)	(17.4)	30,026	127.5	7,608	29.6

Loss before income taxes	(3,272)	(12.5)	(5,756)	(21.6)	26,512	112.6	6,392	24.9

Income tax (expense) benefit	(38)	(0.2)	9	—	(5)	(0.1)	(12)	(0.1)

Net earnings (loss)	(3,310)	(12.7)	(5,747)	(21.6)	26,507	112.5	6,380	24.8

Deemed dividends:
Exchange of preferred stock	—	—	(4,225)	(15.9)	—	—	—	—
Issuance of Series AA convertible preferred stock and amortization of related discount	—	—	(45,024)	(169.1)	(181)	(0.8)	(199)	(0.8)

Net earnings (loss) available to common stockholders	$(3,310)	(12.7)	$(54,996)	(206.6)	$26,326	111.7	$6,181	24.0

Basic earnings (loss) per share	$(0.34)		$(5.12)		$2.41		$0.56

Diluted loss per share	$(0.34)		$(5.12)		$(0.24)		$(0.14)

(In thousands except per share data. All share and per share amounts have been adjusted to reflect the 10:1 reverse split of the Company’s common stock, effective for trading on October 31, 2005.)

				Three Months Ended
	March 31,		June 30,		September 30,		December 31,
	2005		2005		2005		2005
	(Restated)(1)		(Restated)(1)		(Restated)(1)
	$	%	$	%	$	%	$	%
Net revenue	$24,623	100.0	$23,776	100.0	$21,306	100.0	$21,263	100.0
Cost of goods sold	17,455	70.9	16,708	70.3	15,484	72.7	15,748	74.1

Gross profit	7,168	29.1	7,068	29.7	5,822	27.3	5,515	25.9

Operating expenses: (2)
Selling, general and administrative	5,501	22.3	5,437	22.8	5,555	26.1	4,420	20.8
Engineering, research and development	2,452	10.0	2,520	10.6	2,316	10.8	2,107	9.9

Total operating expenses	7,953	32.3	7,957	33.4	7,871	36.9	6,527	30.7

Loss from operations	(785)	(3.2)	(889)	(3.7)	(2,049)	(9.6)	(1,012)	(4.8)

Other income (expense):
Interest expense	(402)	(1.6)	(353)	(1.5)	(387)	(1.8)	(818)	(3.8)
Change in estimated fair value of derivative financial instruments	5,099	20.7	(4,311)	(18.1)	(25,972)	(121.9)	21,377	100.5
Other financing costs	—	—	—	—	—	—	(1,964)	(9.2)
Gain on foreign currency translation	295	1.2	198	0.7	200	0.9	100	0.5
Litigation settlements	—	—	(1,125)	(4.7)	—	—	1,200	5.6
Other, net	(31)	(0.1)	(33)	(0.1)	(54)	(0.2)	(193)	(0.9)

Total other income (expense)	4,961	20.2	(5,624)	(23.7)	(26,213)	(123.0)	19,702	92.7

Earnings (loss) before income taxes	4,176	17.0	(6,513)	(27.4)	(28,262)	(132.6)	18,690	87.9

Income tax expense	(8)	(0.1)	(5)	—	(6)	(0.1)	(141)	(0.7)

Net earnings (loss)	4,168	16.9	(6,518)	(27.4)	(28,268)	(132.7)	18,549	87.2

Deemed dividend related to issuance of Series AA convertible preferred stock and amortization of related discount	(217)	(0.9)	(237)	(1.0)	(257)	(1.2)	(279)	(1.3)

Net earnings (loss) available to common stockholders	$3,951	16.0	$(6,755)	(28.4)	$(28,525)	(133.9)	$18,270	85.9

Basic earnings (loss) per share	$0.35		$(0.59)		$(2.44)		$1.37

Diluted loss per share	$(0.06)		$(0.59)		$(2.44)		$(0.05)

(1)	Amounts are as restated, as discussed more fully in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(2)	See Note 10 to the Consolidated Financial Statements for information regarding workforce reduction charges included in loss from operations in 2004 and 2005.

ITEM 7.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
   Overview
     Exabyte Corporation and its subsidiaries (“Exabyte” or the “Company”) is a provider of information storage products, including tape drive and automation products and recording media. Our strategic focus is data backup, restoration and archival applications for workstations, midrange computer systems and networks. Computer manufacturers and resellers require a variety of storage products, which vary in price, performance, capacity and form-factor characteristics to meet their needs for reliable data backup, restoration and archival storage. Our strategy is to offer a broad range of products to address these requirements. Our tape drive products are based on our VXA and MammothTape technologies and our automation products are primarily based upon VXA, and LTO (Ultrium) technologies.
     We market our products worldwide to resellers and original equipment manufacturers (“OEMs”) through offices located in the United States, Europe and Asia Pacific. Our proprietary media products are marketed and distributed by our exclusive worldwide distributor, Imation Corp. (“Imation”). We also provide repair services directly to OEMs and our resellers’ customers through our outsourcing partner, Teleplan Service Logistics, Inc. (“Teleplan”).
     In connection with our sales agreements with our reseller channel customers, we may provide inventory price protection, stock rotation rights and short-term marketing and consumer rebate programs. For our largest reseller customers, we generally provide all of the above items. The cost of these rights and programs are significant and are a direct reduction of our revenue, but are necessary to increase revenue through this segment of our customers.
     OEM customers incorporate our products as part of their own systems, which they then sell to their customers under their own brand name. We believe that increased revenue from OEM customers will be necessary to achieve our business plan. Accordingly, expansion of these relationships has been a key strategic initiative in 2004 and 2005 and will continue to be so in the future. In general, sales to OEMs are at lower prices and lower gross margins. Accordingly, it is imperative that we continue to obtain lower product costs from suppliers to achieve future profitability.
     Our business is directly impacted by overall growth in the economies in which we operate and, in particular, in the technology industry sector and business purchasing of technology related products. In addition to the improving economic climate, we believe increasing our market share with OEM customers, expanding revenue in Europe and Asia Pacific, further expansion of revenue from domestic channel distribution customers, and introduction of new products will provide us with more favorable business opportunities. However, there can be no assurance that these factors will result in improved operating results or financial condition.
     One of our most significant challenges in 2004 and 2005, was to reduce our product costs to improve our gross margins as well as remaining competitive from a product price standpoint. Although our gross margins increased in both years, we continue to work with existing hardware and media suppliers to obtain reduced product costs, as well as expanding the level of manufacturing activities with suppliers in lower cost geographic locations. All of our products are manufactured by suppliers located in China, Japan and Singapore and we will continue to evaluate which areas provide the lowest cost, highest quality services and products. Obtaining overall product cost reductions is an integral factor in our becoming profitable in the future. However, there can be no assurance that we will indeed achieve such cost reductions in the future.
     Expense control was a key business initiative for us in 2004 and 2005, and will continue to be so in the future. As we continue to focus on improving our gross margins, constant or decreasing operating costs is an important objective in improving our operating results. In 2004 and 2005, we established cost reduction plans that focused on decreasing discretionary spending in all functional areas, as well as reducing headcount in most areas of the Company. As a result, we have been able to decrease operating costs and position the Company to operate at a lower expense structure in 2005 and into 2006. While we believe our cost structure is currently appropriate to support our operations, an increase in operating costs in the future, both in dollars and as a percentage of revenue, would negatively impact our operating results and our ability to achieve profitability in the future. Accordingly, additional cost reductions, including decreasing headcount, may be necessary in the future.
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
   Recent Developments In 2005
   Convertible Notes and Series AA Preferred Stock
     On October 31, 2005, we completed the sale of $9,550,000 of 10% Secured Convertible Subordinated Notes (“Convertible Notes”) and warrants to purchase 4,775,000 shares of common stock. The Convertible Notes are payable interest only through 2010, at which time the principal amount is due in total. Interest on the Convertible Notes is payable quarterly in common stock of the Company. The principal amount of the Convertible Notes is convertible into common stock at $1.80 per share. The exercise price of the warrants, which have a five-year term, is also $1.80 per share. The Convertible Notes are collateralized by a security interest in all of our assets and are subordinate to the security interest granted, and our indebtedness, under our line-of-credit agreement with Wells Fargo. See Notes 4 and 7 to the consolidated financial statements included herein for additional information on this transaction.
     As a result of the sale of the Convertible Notes, the conversion and exercise price of the Series AA Preferred Stock (“Series AA”) issued in May 2004, and related warrants, was adjusted to the conversion price of the Convertible Notes, or $1.80 per share.
   Modification of Media Distribution Agreement
     On October 31, 2005, we entered into an amendment to the MDA with Imation, whereby the sales prices to Imation will be adjusted such that Imation will be able to obtain a gross margin of 8% on sales of media to third parties during the period from January 1, 2006 through December 31, 2006, and a gross margin of 10% thereafter. Prior to the amendment, the sales prices to Imation were such that they were able to realize a 25% gross margin on sales to third parties. As consideration for the revision of the gross margins, we issued Imation a $5,000,000 note payable, 1,500,000 shares of common stock and warrants to purchase 750,000 shares of common stock at $1.80 per share, and agreed to a $2,000,000 cash payment or credit to be applied against product purchases by Imation in 2006. In addition, Imation loaned us $2,000,000, which is repayable in December 2006. See Note 11 to the consolidated financial statements included herein for additional information on this transaction.
   Reverse Stock Split
     Effective for trading on October 31, 2005, we effected a reverse stock split whereby every ten shares of common stock outstanding before the split was combined into one share of outstanding common stock after the split. The reverse split, which did not change the authorized shares of Common Stock, was necessary to facilitate the sale of the Convertible Notes. The authority to effect such reverse split was granted by our shareholders on July 29, 2005, and the split was subsequently adopted by our Board of Directors in October 2005.
   Workforce Reductions
     During the fourth quarter of 2004 and the first and third quarters of 2005, we terminated employment of approximately 41 full and part-time employees in connection with an overall cost reduction plan. These reductions in force affected employees in all functional areas of the Company, including employees located in Europe, and were necessary to reduce our current cost and personnel structure based on forecasted revenue. In addition, certain of these reductions were directly related to the outsourcing of our technical support function to a third-party. We believe we are appropriately structured from a personnel and cost standpoint; however, additional headcount reductions may be necessary in the future if we continue to incur losses. At January 18, 2006 , the Company had 162 employees.
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
     The distribution fee (as adjusted) we received in connection with the Media Distribution Agreement (“MDA”), discussed in Note 11 to the Consolidated Financial Statements was recorded as deferred revenue and is being amortized using the straight-line method over ten years, which represents the estimated period over which existing media products at the commencement of the MDA will be sold. In addition, under certain circumstances the distribution fee may be refundable on a pro-rata basis over a ten year period from the date of the MDA.
     We currently estimate our allowance for uncollectible accounts based on known exposure for specific accounts, as well as historical bad debt experience. Our adherence to our established credit policies, including the monitoring of the financial condition of our customers, is critical to minimizing future bad debts.
   Inventory Valuation and Reserves
     Our inventory is a significant component of our total assets. In addition, the carrying value of inventory directly impacts our gross margins and operating results. Our inventory is recorded at the lower of cost or market, cost being determined under the first-in, first-out method. In addition, we must determine if reserves are required for excess or obsolete inventory for existing products, including products that will be discontinued in the near term, or future sales which may result in a loss. This determination requires significant judgment by management relating to future revenue by product and the estimated life cycles of certain products in a rapidly changing and highly competitive technology marketplace. Our ability to make accurate estimates regarding inventory usage and valuation is integral to minimizing inventory related charges in the future, and the extent of future charges could be impacted by unknown events or circumstances and the effect on our estimates.
   Goodwill
     Our business combination with Ecrix in November 2001 resulted in a significant amount of goodwill. Under FAS 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized to operations, but is assessed periodically for potential impairment based on estimates by management. An impairment may be indicated by a significant decrease in the trading price of our common stock and if such a decrease occurs, additional procedures are required to determine if the carrying value of the goodwill exceeds its implied fair value. Any impairment charge indicated by these tests could be significant to future operating results. As of December 31, 2004 and 2005, we have concluded that we have no goodwill impairment.
   Derivative Financial Instruments
     The Series AA and Convertible Notes include certain terms, conditions and features which are separately accounted for as embedded derivative liabilities at estimated fair value. In addition, the related warrants issued in connection with both of these instruments are also separately accounted for as freestanding derivative liabilities at estimated fair value. The determination of fair value includes significant estimates by management including the term of the instruments, volatility of the price of our common stock, interest rates and the probability of conversion, redemption or a future dilutive financing transaction, among other items. The fluctuations in estimated fair value may be significant from period-to-period which, in turn, may have a significant impact on our reported financial condition and results of operations.
   Recent Accounting Pronouncements
     The Financial Accounting Standards Board has recently issued certain accounting pronouncements that may impact our business. For a complete discussion of these accounting pronouncements, see Note 18 to the Consolidated Financial Statements in this Annual Report on Form 10-K.

RESULTS OF OPERATIONS
     The following table presents the components of the Company’s Consolidated Statements of Operations in dollars, and as a percentage of revenue, and the percentage increase or decrease in each component from year to year for the three years ended January 3, 2004, and December 31, 2004 and 2005.
   Consolidated Statements Of Operations
(In thousands, except per share data. All share and per share amounts have been adjusted to reflect the 10:1 reverse split of the Company’s common stock, effective for trading on October 31, 2005.)

	Fiscal Years Ended
	January 3, 2004			December 31, 2004 (1)			December 31, 2005
			%			%
		% of	Increase		% of	Increase		% of
	$	Revenue	(decrease)	$	Revenue	(decrease)	$	Revenue
Net revenue	$94,169	100.0	8.4	$102,051	100.0	(10.9)	$90,968	100.0
Cost of goods sold	78,576	83.4	(2.0)	76,997	75.4	(15.1)	65,395	71.9

Gross profit	15,593	16.6	60.7	25,054	24.6	2.1	25,573	28.1

Operating expenses:
Selling, general and administrative	30,084	31.9	(20.9)	23,783	23.3	(12.1)	20,913	23.0
Engineering, research and development	9,826	10.4	(5.9)	9,244	9.1	1.6	9,395	10.3
Lease terminations and related costs	4,707	5.0	(100.0)	—	—	—	—	—

Total operating expenses	44,617	47.3	(26.0)	33,027	32.4	(8.2)	30,308	33.3

Loss from operations	(29,024)	(30.7)	72.5	(7,973)	(7.8)	40.6	(4,735)	(5.2)

Other income (expense):
Interest expense	(12,859)	(13.7)	87.7	(1,581)	(1.5)	(24.0)	(1,960)	(2.2)
Change in estimated fair value of derivative financial instruments	—	—	100.0	35,074	34.3	(110.9)	(3,807)	(4.2)
Other financing costs	—	—	100.0	(1,330)	(1.3)	(48.0)	(1,964)	(2.2)
Gain (loss) on foreign currency translation	(1,851)	(2.0)	94.3	(105)	(0.1)	855.2	793	0.9
Litigation settlements, net	—	—	—	—	—	100.0	75	0.1
Other, net	130	0.1	(259.2)	(208)	(0.2)	(49.5)	(312)	(0.3)

Total other income (expense)	(14,580)	(15.6)	318.5	31,850	31.2	(122.6)	(7,175)	(7.9)

Earnings (loss) before income taxes	(43,604)	(46.3)	154.8	23,877	23.4	(149.9)	(11,910)	(13.1)

Income tax expense	(88)	(0.1)	46.6	(47)	—	(240.4)	(160)	(0.2)

Net earnings (loss)	(43,692)	(46.4)	154.6	23,830	23.4	(150.7)	(12,070)	(13.3)

Deemed dividends:
Beneficial conversion of preferred stock	(556)	(0.6)	(100.0)	—	—	—	—	—
Exchange of preferred stock	—	—	100.0	(4,225)	(4.1)	100.0	—	—
Issuance of Series AA convertible preferred stock and amortization of related discount	—	—	(100.0)	(45,404)	(44.5)	97.8	(990)	(1.1)

Net loss available to common stockholders	$(44,248)	(47.0)	143.2	$(25,799)	(25.2)	49.3	$(13,060)	(14.4)

Basic and diluted loss per share	$(6.96)		126.0	$(2.44)		54.9	$(1.10)

(1)	Amounts are as restated, as discussed more fully herein and in Note 8 to the consolidated financial statements.

   Net Revenue by Product Type and Technology Platform
     The following tables present our revenue by product type in dollars (in thousands) and as a percentage of net revenue for each year presented:

	Fiscal Year Ended
	2003	2004	2005
Drives	$28,415	$32,666	$20,685
Automation	13,444	24,036	33,431
Media	44,457	41,146	35,705
Service and other	9,077	7,413	5,355
Sales allowances	(1,224)	(3,210)	(4,208)

	$94,169	$102,051	$90,968

	Fiscal Year Ended
	2003	2004	2005
Drives	30.2%	32.0%	22.7%
Automation	14.3	23.5	36.8
Media	47.2	40.3	39.2
Service and other	9.6	7.3	5.9
Sales allowances	(1.3)	(3.1)	(4.6)

	100.0%	100.0%	100.0%

     The following tables present our revenue by technology platform in dollars (in thousands) and as a percentage of net revenue for each year presented. For a description of VXA, Legacy and LTO technologies and related products, see “Our Business” section included herein:

	Fiscal Year Ended
	2003	2004	2005
VXA	$31,974	$58,193	$49,337
Legacy	52,007	28,200	17,721
LTO	7,962	12,259	23,915
Other, non-allocable	2,226	3,399	(5)

	$94,169	$102,051	$90,968

	Fiscal Year Ended
	2003	2004	2005
VXA	34.0%	57.0%	54.2%
Legacy	55.2	27.6	19.5
LTO	8.4	12.0	26.3
Other, non-allocable	2.4	3.4	—

	100.0%	100.0%	100.0%

   Fiscal 2005 Compared to 2004
     Our net revenue decreased 10.9% from $102,051,000 in 2004 to $90,968,000 in 2005. As expected, revenue from Legacy hardware and media products continued to decline in 2005, and decreased $10,479,000, or 37.1%, in 2005. Substantially all Legacy (Mammoth) hardware products have been discontinued as of December 31, 2005 and revenue from Legacy media products is expected to continue to decline, but at a decreasing rate, in the future. VXA-related revenue decreased $8,856,000, or 15.2%, in 2005. VXA drive revenue decreased 24.6% in 2005 due to a decrease in shipments to both OEM and distributor/reseller customers, as we experienced a revenue shift from stand-alone drives to automation. In addition, during the last half of 2004, our largest OEM customer purchased an increased number of VXA drives to meet the one-time demand of a significant customer. This OEM customer also decreased its inventory levels during the third quarter of 2005 in anticipation of the introduction of new drive products in the fourth quarter of 2005, which resulted in decreased revenue during 2005. Overall drive revenue from OEM customers decreased 37.9% and revenue from distribution/reseller customers decreased 36.9% in 2005. The VXA PL1 automation product, which was introduced in the first quarter of 2004, contributed significant revenue in 2004, as we experienced strong initial customer demand for this new product. Accordingly, VXA automation revenue decreased 10.3% in 2005, as compared to the new product revenue stream in the prior year. VXA media revenue, which is directly impacted by hardware shipments and sales, decreased 8.8% in 2005. LTO automation revenue increased $11,656,000 or 95.1% in 2005, primarily due to increased shipments of our new Magnum 2 1X7 product and our 110L and 221L automation products, to both OEM and distribution reseller customers.
     As a percentage of total net revenue, revenue from drives decreased in 2005, as compared to 2004, due to decreased shipments of Mammoth and VXA drives to OEM and distributor/reseller customers, as noted above. Net revenue from automation products increased significantly from 23.5% of total net revenue in 2004 to 36.8% of total net revenue in 2005. This increase is a result of increased shipments of LTO automation products, including the new Magnum 2 1X7 product which was introduced in the fourth quarter of 2004, net of a decrease in revenue from the VXA PL1 product, as noted above. Media revenue remained relatively consistent as a percentage of total net revenue from 2004 to 2005, although Legacy media revenue decreased $2,991,000 and VXA related media revenue decreased $2,044,000 in 2005. The decreasing installed base of Mammoth drives and lower VXA hardware shipments during 2005 contributed to these decreases. Total revenue from service and other decreased in both dollars and as a percentage of total net revenue in 2005, as compared to 2004, due to the decreasing installed base of Mammoth drives and the impact on service revenue. Related service and repair costs also decreased in 2005, as compared to 2004. Sales allowances increased 31.1% in 2005, versus 2004, as sales promotion activities and programs increased, particularly for our newer VXA and LTO automation products. Stock rotation activity and product returns also increased from year to year as we transitioned to our newer products.
   Fiscal 2004 Compared to 2003
     Our net revenue increased by 8.4% from $94,169,000 in 2003 to $102,051,000 in 2004. This increase was primarily due to increased revenue from automation products based on both the VXA and LTO technologies, and increased shipments of VXA drives to OEM customers. Our limited liquidity and overall financial condition in 2003 resulted in decreased inventory shipments from suppliers, particularly for automation products. In addition, acceptance of VXA Packet Technology by OEMs required longer than anticipated sales lead times while Mammoth and other legacy products continued to decline at an increasing rate in 2003, both of which events impacted 2003 revenue. As a percentage of total net revenue, revenue from drives and automation both increased in 2004 versus 2003. Unit shipments of VXA- drives increased 67%, while shipments of M2 drives decreased 38%, as expected. The dollar increase in drive revenue was impacted by a higher concentration of shipments to OEM customers at lower unit sales prices. Automation revenue increased due to the introduction of new VXA and LTO products during the first and fourth quarters of 2004, respectively, which contributed $9,590,000 and $1,159,000 of revenue during the year. In addition, shipments of legacy LTO automation products from suppliers increased to more historical levels in 2004, as our liquidity improved during the year. These increased shipments resulted in increased revenue from established LTO automation products during 2004. Although unit shipments of media products increased during 2004, revenue from these products decreased in both dollars and as a percentage of total net revenue. This decrease is due to overall lower unit sales prices in 2004, as compared to 2003, resulting from the consummation of the MDA with Imation in the fourth quarter of 2003. The increase in media unit shipments is primarily due to increased sales of VXA drive and automation products and the resulting increased shipments of related media products, net of a decrease in shipments of legacy media products. Total net revenue from service and other decreased in 2004 as a result of the outsourcing of our repair operation to Teleplan in 2003, and the continued decrease in the number of higher service cost M2 drives under warranty. Sales allowances increased to more historical levels in 2004 and include the cost of sales programs and rebates, product returns and stock rotation activity by distribution channel customers.

   Net Revenue by Customer Type
     The following table presents our revenue from different types of customers as a percentage of net revenue for each of the following years:

	Fiscal Year Ended
	2003	2004	2005
Distributor/Reseller	68.5%	70.0%	73.0%
OEM	20.4	24.3	23.1
End user and other	11.1	5.7	3.9

	100.0%	100.0%	100.0%

   Fiscal 2005 Compared to 2004
     Revenue from OEM customers decreased $3,798,000, or 15.3% in 2005, as compared to 2004. Revenue from the sale of Mammoth drives to OEM customers decreased $4,998,000 in 2005, as compared to 2004 as a result of this product being discontinued in 2005. In addition, as noted above, revenue from shipments of VXA drives to OEM customers decreased $1,221,000 in 2005, primarily due to increased shipments in the last half of 2004 to meet the one-time demand of a significant customer. Our ongoing efforts to expand our revenue base with our OEM customers is a key component of our business plan and our ability to return to profitability. Revenue from OEM customers for LTO Automation products increased $2,132,000, or 35.5% in 2005 versus 2004, primarily due to increased demand from one OEM customer.
     Revenue from distributor/reseller customers increased as a percentage of revenue in 2005, as compared to 2004, primarily due to increased demand for our newer VXA and LTO related automation products. Revenue from sales to Imation, the exclusive distributor of our media products, is included in the distributor/reseller category and decreased in 2005 due to lower shipments of VXA based hardware products. Revenue from end user customers (primarily service and repair) decreased as a percentage of total revenue due to a decrease in service revenue related to our Legacy hardware products. We intend to focus our efforts on generating increased awareness and demand for our VXA product line and our LTO automation products in the worldwide distribution channel.
   Fiscal 2004 Compared to 2003
     Revenue from OEM customers continued to increase in 2004, as shipments of VXA drives and automation products, as well as LTO automation products, increased from 2003 levels. OEM revenue was also affected by the continuing decrease in sales of Mammoth products to OEM customers. Sales of hardware and media products to distribution customers, including Imation, also increased due to increased shipments of these newly introduced products and related media. The decrease in end user and other revenue in 2004 is due to lower service and repair sales.
   Net Revenue by Geographic Region
     Geographically, revenue is attributed to the customer’s location. The following table summarizes our revenue by geographic region as a percentage of total net revenue:

	Fiscal Year Ended
	2003	2004	2005
United States	69.1%	71.2%	69.6%
Europe	22.7	22.8	26.5
Asia Pacific	7.7	4.5	3.5
Other	0.5	1.5	0.4

	100.0%	100.0%	100.0%

   Fiscal 2005 Compared to 2004
     Revenue from customers in Europe/Middle East increased in 2005 due to an increase in revenue from our largest OEM customer in Europe relating to our LTO automation products. In addition, revenue from OEM customers in the U.S. decreased in 2005, as noted above. Revenue in Europe continues to be concentrated with OEM customers, while Asia Pacific revenue relates primarily to distributor/reseller customers. Acceptance of our VXA technology has been slower than expected in both Europe and Asia Pacific. Expansion of revenue from both OEM and distribution customers in both Europe and Asia Pacific is a key component of our future business strategy, as we believe our market share in both regions is below expectation.
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
     In 2004, a substantial portion of our media shipments were to Imation’s domestic locations. Imation then distributed the media to its customers in countries throughout the world. Accordingly, this revenue is included in the United States geographic region for 2004, and decreased revenue allocated to other geographic regions, as presented in the above table.
   Significant Customers
     The following table summarizes customers who accounted for 10% or more of revenue, and other significant customers, for the years presented:

	Fiscal Year Ended
	2003	2004	2005
Imation	8.8%	39.8%	40.6%
Tech Data	16.2	10.5	16.1
Ingram Micro	16.0	9.0	11.7
Fujitsu Siemens	5.9	8.7	9.8
IBM	6.8	12.9	8.5
     No other customers accounted for 10% or more of sales in any of these years. We cannot ensure that revenue from these or any other customers will continue to represent the same percentage of our revenue in future periods.
   Cost of Sales and Gross Margin
     Our cost of goods sold includes the actual cost of all materials, labor and overhead incurred in the manufacturing and service processes, as well as certain other related costs, which include primarily provisions for warranty repairs and inventory reserves.
   Fiscal Year 2005 Compared to 2004
     Cost of goods sold decreased from $76,997,000 in 2004 to $65,394,000 in 2005. Gross margin percentages increased from 24.6% in 2004 to 28.1% in 2005. Gross margin for 2004 was negatively impacted by a higher concentration of revenue from OEM customers at lower margins, while gross margins for 2005 were positively impacted by overall lower hardware product costs, a more favorable product mix, which included increased automation revenue at higher margins, as well as increased revenue from distributor/reseller customers at higher margins. Margins in 2005 also improved due to decreased service and warranty costs, primarily due to an overall decrease in Mammoth drives returned for service. Gross margins for 2005 include a provision for excess and obsolete inventory of $1,600,000 compared to a provision of $1,150,000 for 2004.

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
   Selling, General and Administrative
     Selling, general and administrative (“SG&A”) expenses include salaries, sales commissions, professional fees, advertising expenses and marketing programs.
   Fiscal Year 2005 Compared to 2004
     SG&A expenses decreased from $23,783,000 in 2004 to $20,913,000 for 2005, a 12.1% decrease. The decrease is primarily due to overall cost control measures, including headcount reductions in the fourth quarter of 2004 and in 2005, in our domestic and European sales functions. In addition, technical support costs decreased as a result of the outsourcing of this function in the first quarter of 2005. Professional fees increased in 2005 due to increased legal, investor relations and patent renewal fees.
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
   Fiscal Year 2005 Compared to 2004
     Engineering, research and development expenses increased slightly from $9,244,000 in 2004 to $9,395,000 in 2005. Decreases resulting from headcount reductions were offset by increased engineering costs related to the development of several new products, which were introduced in 2005, or will be introduced in 2006. Management believes that the Company continues to have the necessary resources in place to meet all technology development related milestones.
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
   Other Income (Expense), Net
     Other income (expense), net consists primarily of changes in the fair value of derivative liabilities, a one-time sale of technology, interest income and expense, litigation settlements, foreign currency fluctuation gains and losses and other miscellaneous items.
   Fiscal Year 2005 Compared to 2004
     Change in estimated fair value of derivative financial instruments represents the net fluctuation in estimated fair value of the various derivative liabilities recorded in 2004 and 2005. In 2005, the net charge of $3,807,000 relates to the changes in fair value of the basic conversion feature, the anti-dilution feature included therein, and the warrants related to both the Series AA issued in 2004 and the Convertible Notes issued in October 2005. The primary factors affecting the estimated fair value of these derivative liabilities in 2005 were the quoted price of our common stock, the estimated volatility of such common stock price, and management’s estimate of the probability of a dilutive financing transaction occurring in 2005. Other financing costs represent the charge for the excess of the initial fair value of the derivative liabilities over the proceeds of the Convertible Notes offering in October 2005. In 2004, the change in value and other financing costs relate only to the Series AA. See Note 7 to the consolidated financial statements.
     For 2005, interest expense relates to borrowings under our bank lines of credit, notes payable to suppliers and Convertible Notes and notes payable to Imation issued on November 1, 2005. Borrowings under the lines of credit were higher in 2004 (prior to the completion of the Series AA preferred stock transaction in May 2004) and the first nine months of 2005 includes a $100,000 prepayment fee relating to the termination of the Silicon Valley Bank loan agreement. In addition, the interest rate on our line of credit with our bank was higher in 2005 due to increases in the prime rate.
     We will have higher interest expense in the future as a result of the Convertible Notes transaction completed on October 31, 2005 and the transactions on that date with Imation. The allocation of the proceeds from the Convertible Notes to the various derivative liabilities noted above, resulted in debt discount equal to the $9,550,000 face value of the Convertible Notes, which amount is being amortized to interest expense over the term of the Convertible Notes using the effective interest method.
     The result of foreign currency translations were a gain of $793,000 and a loss of $105,000 for 2005 and 2004, respectively, which were primarily due to fluctuations in the Japanese Yen and the Euro against the U.S.

Dollar during the years, and the resulting effect of the translation of a note payable to a supplier denominated in Yen.
     In the second and fourth quarters of 2005 we recorded a charge for settlement of litigation of $1,125,000 and proceeds from a litigation settlement of $1,200,000, respectively. See Note 12 to the consolidated financial statements.
   Fiscal Year 2004 Compared to 2003
     Change in estimated fair value of derivative financial instruments represents the net fluctuation in estimated fair value of the various derivative liabilities recorded in 2004. In 2004, the net benefit of $35,074,000 relates to the changes in fair value of the basic conversion feature, the anti-dilution feature included therein, and the warrants related to the Series AA issued in 2004. The primary factors affecting the estimated fair value of these derivative liabilities in 2004 were the quoted price of our common stock, the estimated volatility of such common stock price, and management’s estimate of the probability of a dilutive financing transaction occurring in 2004. Other financing costs represent the charge for the excess of the initial fair value of derivative liabilities in May 2004, over the carrying value of the Series AA. See Note 7 to the consolidated financial statements.
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
   Taxes
     In 2003, 2004 and 2005, we recognized tax expense of $88,000, $47,000 and $160,000 respectively, related to our foreign operations. Based on cumulative operating losses over the prior five years and the uncertainty regarding future profitability, we continue to reserve 100% of our deferred tax assets. We believe a 100% valuation allowance will be required until we achieve a consistent and predictable level of profitability.
     At December 31, 2005, we had domestic net operating loss carry forwards available to offset future taxable income of approximately $218,000,000, which expire between 2006 and 2025. Under the Tax Reform Act of 1986, the amount of and the benefit from net operating losses that can be carried forward may be limited in certain circumstances. Due to a cumulative ownership change of more than 50% over a three-year period which occurred in November 2001 in connection with the Ecrix acquisition, the portion of Exabyte’s and Ecrix’s pre-business combination tax carryovers totaling $153,000,000 that can be utilized in any one taxable year for federal tax purposes is limited to approximately $1,200,000 per year through 2021. Ownership changes after December 31, 2005 could further limit the utilization of our remaining net operating loss carry forward of $65,000,000, in addition to any losses incurred subsequent to December 31, 2005. As of December 31, 2005, we had approximately $84,000,000 of total net operating loss carryforwards that may be used to offset future taxable income.
   Loss Per Share
     Basic and diluted loss per share was $6.96, $2.44 and $1.10 in 2003, 2004 and 2005, respectively. Included in the 2003, 2004 and 2005 per share calculations is $556,000, $49,629,000 and $990,000 of deemed dividends related to the beneficial conversion features of the Company’s preferred stock, the exchange of preferred stock and the issuance of the Series AA preferred stock. Outstanding common shares increased throughout 2004 and 2005 due to the payment of dividends on preferred stock paid in common shares. In addition, outstanding common shares increased significantly in 2003 due to shares issued for loan guaranties. The effect of convertible notes, convertible preferred stock and common stock options were antidilutive in 2005, 2004 and 2003.
   Restatement of Previously Issued Financial Statements
     In connection with the preparation of its fiscal 2005 consolidated financial statements, and the evaluation of the accounting treatment for the sale of the Convertible Notes in October 2005 and the related impact on the accounting for the Series AA issued in 2004, the Company reviewed its original accounting for the Series AA transaction. Upon completion of such evaluation and review, the Company’s Audit Committee determined that the accounting for the Series AA transaction should be revised, whereby the Series AA will be classified as temporary equity, rather than permanent equity. This determination was based on a re-evaluation of certain conditional redemption features within the Series AA instrument and their impact on the classification of the Series AA. The events and circumstances that may not be solely within the Company’s control and that could result in the Series AA being redeemable generally relate to the Company’s ability to: (1) deliver registered shares to Series AA holders in a number of circumstances or (2) pay amounts owed as the result of the occurrence of an “Event” as defined in the registration rights agreement entered into between the Company and the Series AA purchasers. Events under the registration rights agreement generally relate to maintaining an effective registration statement covering the common shares underlying the Series AA and related warrants. In addition, it was determined that the Series AA basic conversion feature, and the anti-dilution feature included therein, should be separately accounted for as embedded derivatives, and the Series AA warrants should be separately accounted for as a freestanding derivative under SFAS 133. It was also determined that all such derivative instruments meet the requirements for liability, rather than equity, classification under EITF 00-19. These features and warrants were not originally accounted for as derivative liabilities.
     In the restated financial statements, the derivative instruments have been recorded initially at an estimated fair value of $46,239,000, with subsequent adjustments to the future estimated fair value included in the statement of operations. Further, upon allocation of the entire carrying value of the Series AA in the amount of $44,909,000 to the derivative liabilities, a deemed dividend (and decrease in additional paid-in-capital) in the amount of $44,909,000 was recorded to restore the Series AA to the stated liquidation value. To the extent that the fair value of the derivative liabilities exceeded the carrying value of the Series AA, a charge for other financing costs equal to such excess amount of $1,330,000 was recorded upon the consummation of the Series AA transaction. No such deemed dividend or charge were originally recorded. Finally, the Company determined that the provisions of SAB 68 should be applied to the Series AA instrument, resulting in a discount on the Series AA in the amount of $7,463,000 and an increase in deemed dividends resulting from the amortization of such discount in the amount of $495,000 in 2004. Adjustments to record the derivative liabilities at the estimated fair value and the amortization of the discount on the Series AA were also necessary for the first three quarters of 2005.

     As a result of the above revisions, the consolidated financial statements as of and for the three months ended June 30, September 30, and December 31, 2004, and March 31, June 30 and September 30, 2005 and for the year ended December 31, 2004 have been restated to reflect the revised accounting treatment, as follows (in thousands, except per-share data):

	As of or for the three months ended
	June 30, 2004		September 30, 2004		December 31, 2004
	As reported	As restated	As reported	As restated	As reported	As restated
Statement of Operations:
Net revenue	$26,620	$26,620	$23,566	$23,566	$25,726	$25,726
Gross Profit	7,447	7,447	4,962	4,962	6,559	6,559
Loss from operations	(1,130)	(1,130)	(3,514)	(3,514)	(1,216)	(1,216)
Change in estimated fair value of derivative financial instruments	—	(3,961)	—	30,387	—	8,648
Other financing costs	—	(1,330)	—	—	—	—
Net earnings (loss)	(456)	(5,747)	(3,881)	26,507	(2,267)	6,380
Deemed dividends — issuance of Series AA and amortization of related discount	—	(45,024)	—	(181)	—	(199)
Net earnings (loss) available to common shareholders	(4,681)	(54,996)	(3,881)	26,326	(2,267)	6,181
Basic earnings (loss) per share	(0.44)	(5.12)	(0.37)	2.41	(0.20)	0.56
Diluted loss per share	(0.44)	(5.12)	(0.37)	(0.24)	(0.20)	(0.14)

Balance Sheet:
Current assets	$35,972	$35,972	$28,635	$28,635	$29,093	$29,093
Current liabilities	26,561	26,561	21,925	21,925	26,105	26,105
Notes payable, less current portion	8,217	8,217	10,090	10,090	9,183	9,183
Derivative financial instruments, at estimated fair value	—	50,200	—	19,813	—	11,165
Deferred revenue and other non-current liabilities	17,694	17,694	16,757	16,757	16,443	16,443
Series AA convertible preferred stock, net	—	37,561	—	37,742	—	37,941
Stockholders’ deficit	(5,625)	(93,386)	(9,484)	(67,039)	(11,752)	(60,858)

	As of or for the year ended
	December 31, 2004
	As reported	As restated
Statement of Operations:
Net revenue	$102,051	$102,051
Gross Profit	25,054	25,054
Loss from operations	(7,973)	(7,973)
Change in estimated fair value of derivative financial instruments	—	35,074
Other financing costs	—	(1,330)
Net earnings (loss)	(9,914)	23,830
Deemed dividends — issuance of Series AA and amortization of related discount	—	(45,404)
Net loss available to common shareholders	(14,139)	(25,799)
Basic and diluted loss per share	(1.34)	(2.44)

Balance Sheet:
Current assets	$29,093	$29,093
Current liabilities	26,105	26,105
Notes payable, less current portion	9,183	9,183
Derivative financial instruments, at estimated fair value	—	11,165
Deferred revenue and other non-current liabilities	16,443	16,443
Series AA convertible preferred stock, net	—	37,941
Stockholders’ deficit	(11,752)	(60,858)

	As of or for the three months ended
	March 31, 2005		June 30, 2005		September 30, 2005
	As	As	As	As	As	As
	reported	restated	reported	restated	reported	restated
Statement of Operations:
Net revenue	$24,623	$24,623	$23,776	$23,776	$21,306	$21,306
Gross Profit	7,168	7,168	7,068	7,068	5,822	5,822
Loss from operations	(785)	(785)	(889)	(889)	(2,049)	(2,049)
Change in estimated fair value of derivative financial instruments	—	5,099	—	(4,311)	—	(25,972)
Net earnings (loss)	(931)	4,168	(2,207)	(6,517)	(2,296)	(28,268)
Deemed dividends — amortization of discount of Series AA	—	(217)	—	(237)	—	(257)
Net earnings (loss) available to common shareholders	(931)	3,951	(2,207)	(6,754)	(2,296)	(28,525)
Basic earnings (loss) per share	(0.08)	0.35	(0.19)	(0.59)	(0.20)	(2.44)
Diluted loss per share	(0.08)	(0.06)	(0.19)	(0.59)	(0.20)	(2.44)

Balance Sheet:
Current assets	$28,970	$28,970	$26,638	$26,638	$22,546	$22,546
Current liabilities	29,047	29,047	30,843	30,843	30,651	30,651
Notes payable, less current portion	7,410	7,410	6,078	6,078	4,827	4,827
Derivative financial instruments, at estimated fair value	—	6,066	—	10,377	—	36,349
Deferred revenue and other non-current liabilities	16,059	16,059	15,510	15,510	15,039	15,039
Series AA convertible preferred stock, net	—	38,158	—	38,395	—	38,652
Stockholders’ deficit	(12,644)	(56,868)	(14,794)	(63,566)	(17,045)	(92,046)

     The aforementioned revisions did not result in an adjustment to net cash provided or used by operating, investing or financing activities for any of the periods or year presented above.
Liquidity And Capital Resources
     Liquidity Issues
          We have incurred losses for the past several years, including losses of $43,692,000 and $12,070,000 in 2003 and 2005, respectively. Net earnings in 2004 were a result of the non-cash benefit of the change in estimated fair value of derivative financial instruments, and we experienced a loss from operations in 2004. We have continued to reassess our business and investigate various strategic alternatives that would increase liquidity and working capital. On October 31, 2005, we completed the sale of $9,550,000 of 10% Convertible Subordinated Notes and warrants. The proceeds from this offering have been used for general working capital purposes, including new product development and marketing activities. In 2004 and in November 2005, we successfully restructured the payment terms of a note payable to a supplier resulting in the deferral of payments into 2006 and 2007. In March, 2005, we entered into a new line of credit with Wells Fargo replacing Silicon Valley Bank, which new line provides additional borrowing capacity. On May 3, 2004, we completed the sale of Preferred Stock and warrants for total gross proceeds of $25,000,000. All of these items have provided additional working capital and improved the Company’s liquidity. Currently, our primary sources of funding are our availability under our bank line of credit, notes payable to suppliers and others, and our ability to generate cash from operations.
          Also on October 31, 2005, we entered into an Amendment of the MDA with Imation which results in increased gross margins on the sale of our media products effective January 1, 2006. We believe the modification of the MDA, and the related increase in gross margins, improves our opportunity for future profitability. Increasing revenue from hardware products, increasing unit shipments of media products, decreasing product costs and increasing gross margins, and maintaining or decreasing operating costs are critical factors in achieving profitable operations. However, there can be no assurance that we will achieve profitable operations in the near term, and if we do not generate sufficient cash flow to support our operations, we may not be able to continue as a going concern.
          Due to the uncertainty relating to our ability to achieve profitable operations, we will continue to investigate the following alternatives to improve our financial condition:
•	Obtaining additional capital from debt or equity fund raising activities;

•	Strategic alliance or business combination and related funding from such a relationship;

•	Continued restructuring of current operations to decrease operating costs and improve gross margins;

•	Sale of all or a portion of operations or technology rights; or

•	Restructuring of notes payable and trade payables to certain suppliers to provide for extended payment periods.
          An inability to increase revenue to the level anticipated in our forecasts, a loss of a major customer for VXA or other products, an interruption in delivery of manufactured products from suppliers, increases in product costs, significant unbudgeted expenditures, or other adverse operating conditions could impact our ability to achieve our forecasted cash generated from operations, which may result in a need for additional funding from external sources. Any new indebtedness would require the approval of our lender under the terms of our line of credit and the holders of two-thirds of the outstanding principal amount of the Convertible Notes or an agreement acceptable to those parties for the subordination of the new indebtedness to the line of credit and the Convertible Notes. There is no assurance that additional funding will be available or available on terms acceptable to us.
     Cash Flows — 2005
          As of December 31, 2005, we have $430,000 in cash and cash equivalents and negative working capital of $1,042,000. During 2005, we had $4,880,000 in cash used by operating activities, $1,855,000 used by investing activities and $6,721,000 provided by financing activities.

          The components of cash provided by operations include our net loss of $12,070,000, adjusted for depreciation and amortization expense, provision for uncollectible accounts receivable and sales returns and programs, change in estimated fair value of derivative financial instruments, other non-cash financing costs, amortization of deferred revenue, provision for excess and obsolete inventory, provision for settlement of litigation, amortization of debt discount, stock-based compensation and interest expense, gain on foreign currency translation and other non-cash items, all of which totaled cash provided of $8,592,000. In addition, cash flows from operating activities in 2005 were impacted by an increase in accounts receivable of $942,000 resulting from increased sales in the last month of the year, a decrease in inventory of $3,033,000, as we decreased our finished goods inventory to improve liquidity, and a decrease in accounts payable and accrued liabilities of $4,210,000. Cash provided by financing activities is comprised primarily of net borrowings on the bank line-of-credit, and proceeds from convertible notes and other notes payable, net of payments on notes payable to suppliers of $2,355,000. Cash used by investing activities relates to the purchase of equipment and tooling related to new product development activities.
          Our cash from operations can be affected by the risks involved in our operations, including revenue growth, the successful introduction and sales of new product offerings, control of product costs and operating expenses, and overall management of working capital items.
     Cash Flows — 2004
          As of December 31, 2004, we had $444,000 in cash and cash equivalents and working capital of $2,988,000. During 2004, we had $13,357,000 in cash used by operating activities, $1,761,000 used by financing activities and $8,583,000 provided by investing activities.
          The components of cash used by operations include our net earnings of $23,830,000, adjusted for depreciation and amortization expense, stock-based interest expense, provision for uncollectible accounts receivable and sales returns and programs, change in estimated fair value of derivative financial instruments, other financing costs, amortization of deferred revenue, provision for excess and obsolete inventory, stock based compensation and loss on foreign currency translation and other non-cash items, all of which totaled cash used of $31,441,000. In addition, cash flows from operating activities in 2004 was impacted by a decrease in accounts receivable of $627,000 resulting from increased collections and a decrease in days-sales-outstanding, an increase in inventory of $1,463,000 due to an increase in finished goods inventory to take advantage of lower freight costs for ocean shipments of product and to meet customer demands in the first quarter of 2005, and a decrease in accounts payable and accrued liabilities of $3,672,000 due primarily to the settlement of a stock-based interest liability and certain inventory purchase commitments. Cash used by financing activities is comprised primarily of net payments on the bank line-of-credit and other notes payable of $15,228,000 and the net proceeds from the sale of preferred stock of $23,811,000. Cash used by investing activities relates to the purchase of equipment and leasehold improvements.
     Cash Flows — 2003
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
Borrowings and Preferred Stock
     Convertible Subordinated Notes
          On October 31, 2005, we completed the sale of $9,550,000 million of 10% Convertible Subordinated Notes and warrants to purchase 4,775,000 shares of common stock. The Convertible Notes are payable interest only through 2010, at which time the principal amount is due in total. Interest on the Convertible Notes is payable quarterly in our common stock. The principal amount of the Convertible Notes is convertible into common stock at $1.80 per share. The exercise price of the warrants, which have a five-year term, is also $1.80 per share. The Convertible Notes are collateralized by a security interest in all of our assets and are subordinate to the security interest granted, and our indebtedness, under our line-of-credit agreement with Wells Fargo. See Note 4 to the consolidated financial statements included herein.
          The Convertible Notes may be prepaid at any time at the then outstanding principal amount. Under certain circumstances, including prepayment during a period of default (which includes a change of control) or in connection with a reorganization, a prepayment premium may be required; the premium is the greater of (1) 20% of the outstanding principal or (2) the excess over the principal amount of the product of the average market price of the common stock at the time multiplied by the number of common shares issuable upon the conversion of the Convertible Notes. We are obligated to register the underlying common shares that would be issued upon conversion of the Convertible Notes and exercise of the warrants, as well as common shares that will be issued as interest over the term of the Convertible Notes.
     Line of Credit-Wells Fargo Business Credit, Inc.
          On March 9, 2005, we entered into a new asset-based line-of-credit agreement with Wells Fargo Business Credit, Inc. (“Wells Fargo”) which currently provides for borrowings of up to $20,000,000 based on 80% of eligible accounts receivable (as defined), and 25% of eligible finished goods inventory (as defined). Accordingly, borrowing availability under the line of credit varies based on the balances of accounts receivable and inventory throughout the month, quarter or year. Borrowings are secured by substantially all of the Company’s assets. This agreement matures on March 31, 2008, and replaced the loan agreement with Silicon Valley Bank, as described below, which was terminated in March 2005. Interest under the new agreement with Wells Fargo is currently being charged at the lender’s prime rate plus 2% (9.25% at December 31, 2005) and the agreement includes financial covenants and other restrictions relating to, among other things, operating results, the maintenance of minimum levels of net worth or deficit, limits on inventory levels with product distributors, limits on capital expenditures, liens, indebtedness, guarantees, investment in others and prohibitions on the payment of cash dividends on common or preferred stock. Events of default include a change in control. As of June 30, September 30 and December 31, 2005 we were in violation of covenants relating to our operating results and maintenance of specified levels of net worth or deficit and we received waivers of such violations. In connection with the waiver of the December 31, 2005 covenant violation, the interest rate was increased to the prime rate plus 3.5%. The outstanding balance under the line of credit was $3,652,000 at December 31, 2005.
     Line of Credit-Silicon Valley Bank
          On June 18, 2002, we entered into a $25,000,000 line of credit agreement (the “Agreement”) with Silicon Valley Bank (“SVB”) that originally expired in June 2005. The agreement was modified several times during 2003 for violations of various financial covenants and to revise certain terms and conditions, including a decrease in maximum borrowings to $20,000,000 and to provide for interest to be charged at a rate of prime plus 5.25%. On October 10, 2003, the Agreement was modified to extend the term of the Agreement through September 30, 2005, under similar terms and conditions. In May, 2004, we entered into a revised agreement (the “Revised Agreement”), which provided for borrowings of up to $20,000,000 based on 75% of eligible accounts receivable (as defined). No borrowings were available based on inventory balances. Interest was generally charged at the prime rate plus 2.0%, and the Revised Agreement included financial covenants relating to operating results, limits on inventory levels with product distributors, the maintenance of minimum levels of net worth or deficit and prohibitions on the payment of cash dividends. As noted above, this agreement was terminated in March 2005.

     Notes Payable — Suppliers
          During 2003, we entered into agreements with four of our largest suppliers that converted certain accounts payable and accrued liability amounts outstanding at December 28, 2002, totaling $20,900,000, to unsecured notes payable. These amounts were originally due through 2005 and bore interest at rates ranging from zero to 5%. At December 31, 2005, the remaining balance of $4,587,000 is due to one supplier, Hitachi, Ltd. (“Hitachi”). In November 2004 and November 2005, the payment terms for this note were restructured to provide for repayment through March 31, 2007, with interest at 2.1% through March 31, 2006 and 3.1% thereafter. In September 2003, we entered into restructuring and note payable agreements with a fifth supplier, Solectron Corporation (“Solectron”), for $8,991,000 which converted accounts payable and current inventory purchase commitments to a note payable bearing interest at 9%. In May 2004, we made a $2,020,000 prepayment on the Solectron note and revised the payment schedule. As of December 31, 2005, all inventory purchase commitments had been satisfied, and the total amount due to Hitachi and Solectron under the remaining notes payable — suppliers is $6,019,000 which is payable as follows: 2006 — $5,131,000 and 2007 — $888,000.
     Note Payable — Lessor
          In September 2003, we entered into a note payable in the amount of $3,060,000 with the lessor of certain of our former office and manufacturing facilities, in settlement of all past and future amounts due under the lease for such facilities. The note is unsecured, is payable interest only through September 2008, at which time the entire principal amount is due. The interest rate on the note at December 31, 2005 is 6.0% and this rate will continue until September 2007, at which time the rate increases to 10.0% for the final year of the note. Interest on the note was imputed at a rate of 9.0% over the term of the note and, accordingly, the note was recorded net of discount of $359,000. The 9.0% rate was considered to be a market interest rate based on other borrowings of the Company. The discount is being recognized over the term of the note as additional interest expense using the effective interest method.
     Series AA Preferred Stock
          For information on our Series AA preferred stock, see Note 6 to the consolidated financial statements in this Report.
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
          On October 31, 2005, we entered into an Amendment of the MDA (“Amendment”), whereby sales prices to Imation will be adjusted such that Imation will be able to obtain a gross margin of 8% for the period from January 1, 2006 to December 31, 2006, and 10% thereafter. As consideration for the revision of the gross margin, we agreed to provide the following to Imation; (1) a $5,000,000 note payable, bearing interest at 10% beginning January 1, 2006, with interest only payments through 2007 and equal quarterly principal and interest payments commencing on March 31, 2008 and continuing through December 31, 2009, (2) 1,500,000 shares of common stock and warrants to purchase 750,000 shares of common stock at $1.80 per share and (3) a $2,000,000 cash payment or credit to be applied against product purchases by Imation subsequent to January 1, 2006. The Amendment also decreased the amount of the distribution fee that would be required to be repaid to Imation due to a termination of the MDA to $8,500,000. In addition, on October 31, 2005, Imation loaned $2,000,000 to the Company under a note payable which bears interest at 10% and is payable interest only through December 15, 2006, at which time the principal amount is due in total. In connection with the $5,000,000 and $2,000,000 notes, we granted Imation a security position in substantially all of our assets. These notes are subordinated to the security interests of, and our indebtedness to, Wells Fargo and the holders of the Convertible Notes. Events of Default under the Imation notes include, among others, a material default under the MDA not cured within a specified time. See Note 11 to the consolidated financial statements.
Non-Current Liabilities And Contractual Obligations
          We are committed to make certain payments for non-current liabilities including notes payable. Our cash payments due under these contractual obligations as of December 31, 2005 are as follows:

		1 - 3
(In thousands)	Less than 1 year	years	After 3 years	Total
Notes payable	$8,112	$8,898	$319	$17,329
Operating leases	903	2,591	439	3,933
Capital lease obligations	21	—	—	21

	$9,036	$11,489	$758	$21,283

          We expect to fund these obligations through cash generated from operations, borrowings under our bank line of credit and, if necessary, additional external debt or equity financings.
          In addition, as of December 31, 2005, we have issued irrevocable letters-of-credit in favor of certain suppliers totaling $750,000, of which $250,000 expires June 30, 2006 and $500,000 expires December 31, 2006.
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
     Foreign Currency Exchange Rates
          We have foreign subsidiaries whose operations expose us to foreign currency exchange rate fluctuations (See Note 1 to the consolidated financial statements). Fluctuations in foreign currency exchange rates could impact remeasurement of our foreign denominated assets and liabilities into U.S. dollars and our future earnings and cash flows from transactions denominated in different currencies. At December 31, 2005, 5.8% of our total liabilities were denominated in foreign currencies. During 2005, 17.0% of operating expenses were denominated in foreign currencies. Assets and revenue denominated in foreign currencies were not significant in 2005. We have subsidiaries in Europe, Japan and Singapore whose accounting records are maintained in their local currency. Our exposure to currency exchange rate fluctuations is diversified due to the number of different countries in which we conduct business, although our most significant exposure relates to the Yen due to a note payable to a Japanese supplier. The note payable provides for payments at a fixed conversion rate of 120 Yen/Dollar. Foreign currency gains and losses will continue to result from fluctuations in exchange rates and will impact future operating results. We recognized a gain of $782,000 in 2005 due to the foreign currency translation of the note payable to a supplier denominated in Yen discussed above.
          We prepared sensitivity analyses of our exposure from foreign assets and liabilities as of December 31, 2005, and our exposure from anticipated foreign revenue and operating expenses in 2006 using historical data and anticipated future activity to assess the impact of hypothetical changes in foreign currency exchange rates. Based upon the results of these analyses, we estimate that a hypothetical 10% unfavorable change in foreign currency exchange rates from the 2005 year end rates could result in a $299,000 loss on translation and increase in liabilities. The expected impact on net revenue and operating expenses is not considered significant.

     Interest Rates
          At December 31, 2005, we had $3,652,000 outstanding on our line of credit, and our interest rate on the line was prime plus 2.0% (9.25%). Fluctuations in interest rates during 2006 could impact our interest expense related to the line of credit. Other notes payable are at fixed rates throughout 2006.
          We prepared sensitivity analyses of our exposure to interest rate fluctuations to assess the impact of a hypothetical change in interest rates. Based on the results of these analyses, we estimate that a hypothetical 10% unfavorable change in interest rates with respect to our current rate of prime plus 2.0% could increase interest expense by $509,000, assuming an estimated average borrowing level of $5,000,000 during 2006. This risk is similar to the interest rate risk presented in the prior year, and could have a significant effect on our results of operations, cash flows and financial condition in 2006.
ITEM 8.
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          The financial statements required pursuant to this item are included in this Annual Report on Form 10-K and begin on page F-1. The supplementary financial information required by this item is included in “Item 6: Selected Financial Data” under the subsection titled “Quarterly Results of Operations / Supplementary Financial Information (as restated — see Note 8 to the consolidated financial statements).”
ITEM 9.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE
          None reported.
ITEM 9A.
CONTROLS AND PROCEDURES
          Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 (the Exchange Act), defines “disclosure controls and procedures” as controls and procedures that are designed to ensure that information required to be disclosed by a registrant in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
          Management of Exabyte Corporation and subsidiaries (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is a system designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately reflect the transactions and dispositions of the assets of the Company, (ii) provides reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and the directors of the Company, (iii) provide reasonable assurance regarding prevention of timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
          In order to facilitate comprehensive financial disclosure, members of the Company’s senior management team, who are responsible for all significant operational areas of the Company, meet regularly to discuss current business conditions and issues. Information discussed in these meetings is considered for financial statement and other disclosure purposes. Prior to the filing of the applicable Form 10-Q or Form 10-K, the senior management team also meets with the Board of Directors to review business issues impacting their area of responsibility and the Company as a whole. The information exchanged at these meetings is considered by the Board members and management in their review of the Company’s financial statements and SEC filings. As a result of these frequent meetings and interactions with members of management responsible for all significant operational areas of the

Company, information is accumulated and communicated to senior management, including the CEO and CFO, on a comprehensive and timely basis to allow for appropriate disclosure in the Company’s consolidated financial statements and regulatory filings. It is noted that, because of inherent limitations, a system of disclosure controls and procedures may not prevent or detect all misstatements.
          Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2005 due to the Company’s accounting and reporting for convertible preferred stock and related derivative financial instruments, as discussed below.
          In May 2004, the Company sold Series AA Convertible Preferred Stock and warrants (“Series AA”) in a type of financing transaction commonly referred to as a “PIPE”, or private investment in public equity. Due to the terms, conditions and various features and components of the Series AA structure, management considered the accounting for this transaction to be complex. Accordingly, in addition to the evaluation of the transaction under the then current authoritative accounting pronouncements, rules and regulations, and interpretations thereof, and the discussion of the Company’s proposed accounting treatment with its independent registered public accounting firm, management also undertook additional procedures. These procedures included the review of similar PIPE transactions, and the related accounting treatment, by other registrants, and discussion of the Company’s proposed accounting with legal counsel for investors in PIPE transactions with the same terms, conditions and features as the Series AA. The purpose of these procedures was to confirm that (1) the Company’s proposed accounting was not inconsistent with the accounting being used by other registrants for similar transactions, and (2) this structure, which had been used for other similar transactions prior to the Series AA, had not resulted in accounting treatments that were inconsistent with the Company’s proposed accounting.
          In connection with the preparation of its fiscal 2005 consolidated financial statements, and the evaluation of the accounting treatment for the sale of Convertible Subordinated Notes in October 2005 and the related impact on the accounting for the Series AA , the Company also reviewed its original accounting for the Series AA transaction. In performing such evaluation, management reviewed the Company’s accounting for convertible preferred stock and derivative financial instruments in light of the views expressed by the Office of the Chief Accountant of the Securities and Exchange Commission in “Current Accounting and Disclosure Issues in the Division of Corporation Finance” on December 1, 2005, as well as direct consultation with the Office of the Chief Accountant. Upon completion of such evaluation and review, management determined that the Series AA should be accounted for as increasing rate preferred stock and classified as temporary equity based on certain conditional redemption features included therein. In addition, management also determined that certain terms, conditions and features of the Series AA should be separately accounted for as embedded and freestanding derivative liabilities. On February 24, 2006, the Company’s Audit Committee concluded that it was appropriate to restate the Company’s financial statements to reflect this revised accounting and financial reporting. Management evaluated the impact of this restatement on the Company’s assessment of internal control over financial reporting and concluded that the control deficiency related to the accounting for, and reporting of, convertible preferred stock transactions and derivative financial instruments represented a material weakness as of December 31, 2005. No other material weaknesses were identified as a result of management’s assessment.
          Included in Part IV herein, are restated financial statements as of and for the year ended December 31, 2004, and restated quarterly information for the three months ended June 30, September 30 and December 31, 2004 and March 31, June 30 and September 30, 2005.
          A material weakness in internal control (within the meaning of the Public Company Accounting Oversight Board’s Auditing Standard 2) is a deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. PCAOB Auditing Standard 2 also identifies a number of circumstances that, because of their likely significant negative impact on internal control over financial reporting, are to be regarded as at least significant deficiencies, as well as indicators of a material weakness, including the restatement of previously issued financial statements to reflect the correction of a misstatement.
          To remediate the aforementioned deficiency, and to strengthen internal control over financial reporting for convertible preferred stock transactions and derivative financial instruments, in the first quarter of 2006 the Company implemented additional review procedures over the evaluation and application of relevant accounting pronouncements, rules, regulations and interpretations at the time these transactions, or other complex transactions, are contemplated and consummated. These additional procedures may include consultation with outside resources, including potential consultation with the Office of the Chief Accountant as deemed appropriate.
          There were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2005 that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B.
OTHER INFORMATION
          None.

PART III
ITEM 10.
DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          The directors and executive officers of the Company and their ages as of March 1, 2006, are as follows:
DIRECTORS
     A. Laurence Jones
          Mr. A. Laurence Jones, age 53 has served as a director of Exabyte since 1998 and served as non-executive Chairman of the Company from January of 2002 until June 2002. He is currently President and CEO of Activant Solutions Inc. a leading software provider of vertical ERP solutions for distribution industries. He is also principal of Aegis Management, LLC which provides high-level management consulting services. From November 2002 through July 2004 Mr. Jones was Chairman and CEO of Interelate Inc. a provider of outsourced customer relationship management services backed by Great Hill Partners and Goldman Sachs Private Equity. From March of 1999 to January 2002 Mr. Jones served as President and CEO of MessageMedia, a public internet company providing e-marketing services. From 1998 to 1999 he served as an independent operating affiliate of McCown Deleeuw and Co., a private equity firm and served as chairman of SARCOM, a national IT services company. From 1993 to 1998, Mr. Jones served as President and CEO of Neodata Services Inc., a direct marketing services company with lead investor Hicks, Muse, Tate and Furst. He also served as President and CEO of GovPX, Inc. a leading financial information services provider from 1991 to 1993. From 1987 to 1991 Mr. Jones was with Automatic Data Processing and from 1987 to 1997 Wang Laboratories. Mr. Jones also serves as a director of Realm Corporation, a private real estate software company, and WebClients, a private affiliate marketing company backed by Thoma Cressey Equity Partners.
     G. Jackson Tankersley, Jr.
          Mr. G. Jackson Tankersley, Jr., age 55, has served on Exabyte’s Board of Directors since November 2001. Mr. Tankersley is a co-founder and principal of Meritage Private Equity Funds, a Denver-based private equity firm with more than $475 million of committed capital under management. Previously, Mr. Tankersley co-founded The Centennial Funds in 1981 and served as either its chief executive officer or chief investment officer until 1997. He began his career at Continental Illinois Bank in 1974 and joined its venture capital subsidiary in 1978. Mr. Tankersley also serves on the boards of directors of various private companies, including several Meritage portfolio companies. Mr. Tankersley previously served on the board of directors of Ecrix Corporation from 1996 until the merger of Ecrix with a subsidiary of Exabyte in November 2001.
     John R. Garrett
          Mr. John R. Garrett, age 48, joined Exabyte as a director in December 2003. He is currently a managing director of Meritage Private Equity Funds, a Denver-based private equity firm with over $475 million of committed capital under management. Prior to joining Meritage upon its formation in 1999, Mr. Garrett was a shareholder of the Denver law firm of Brownstein Hyatt & Farber, where he served as head of the corporate and securities law practice group from 1995 to 1999. Previously, Mr. Garrett was a partner in the national law firm of Kirkland & Ellis in Denver and New York City from 1986 to 1995. Mr. Garrett also serves on the board of directors of Xspedius Communications LLC and e-Xchange Advantage Corporation, both Meritage portfolio companies.
     Thomas E. Pardun
          Mr. Thomas E. Pardun, age 62, has served as a director of Exabyte since April 1995. Mr. Pardun served as Chairman of the Board of Western Digital Corporation, an information storage provider, from January 2000 until December 2001, and Chairman of the Board and Chief Executive Officer of edge2net, Inc., a provider of voice, data and video services, from November 2000 until September 2001. Previously, Mr. Pardun was President of MediaOne International, Asia-Pacific (previously U.S. West International, Asia-Pacific, a subsidiary of U.S. West, Inc.), an owner/operator of international properties in cable television, telephone services, and wireless communications companies, from May 1996 until his retirement in July 2000. Before joining U.S. West, Mr. Pardun was President of the Central Group for Sprint, as well as President of Sprint’s West Division and Senior Vice President of Business Development for United Telecom, a predecessor company to Sprint. Mr. Pardun also held a variety of management positions during a 19-year tenure with IBM, concluding as Director of product line evaluation. Mr. Pardun also serves as a director of Western Digital Corporation, MegaPath Networks, and Occam Networks, Inc.
     Leonard W. Busse
          Mr. Busse, age 67, became a director of Exabyte in October 2002. Mr. Busse is a Certified Public Accountant. From 2001 until 2004, Mr. Busse was a Senior Advisor and Acting CFO for Headwaters M B of Denver. From 1998 until 2000, Mr. Busse was the Chief Financial Officer and a director of Worldbridge Broadband Services of Lakewood, CO, a telecom technical services company. Prior to Worldbridge, he was the Managing Director and Chief Executive Officer of First Citizens Bank Limited in Trinidad and Tobago from 1994 until 1996. Mr. Busse was also the President and Chief Executive Officer of The Pacific Bank of San Francisco from 1993 until 1994 and provided consulting services through his consulting company, The Busse Group, from 1989 until 1993. Prior to these positions, he held various executive management positions with Continental Illinois National Bank of Chicago for 25 years.
     Stephanie Smeltzer McCoy
          Ms. McCoy, age 37, joined Exabyte as a director in September 2002. She is a Vice President with Meritage Private Equity Funds, a Denver-based private equity firm with over $475 million in committed capital under management. Prior to joining Meritage in 2001, Ms. McCoy earned an M.B.A. from Harvard Business School with high distinction as a George F. Baker Scholar. Previously, she was an investment banking professional with The Wallach Company in Denver, Colorado during 1999, and from 1995 to 1999 was an Associate Director with Arthur Andersen where she co-founded the firm’s corporate finance practice in Moscow, Russia. Ms. McCoy is a member of the American Institute of Certified Public Accountants. Ms. McCoy also serves on the board of directors of Trillion Partners and is board observer for Atreus Systems, both Meritage portfolio companies.
          Mr. Ward and Mr. Rodriguez are also directors and information regarding each of them is provided below under “Officers”.
OFFICERS
     Tom W. Ward
          Mr. Tom Ward, age 49, joined Exabyte as its President and Chief Executive Officer and a director in June 2002. Mr. Ward founded Data Storage Marketing, a distributor of storage products, in 1987 and sold the company to General Electric in 1997. Mr. Ward founded Canicom in 1997, a call center company, which he sold to Protocol Communications, an integrated direct marketing company, in 2000, assuming the position of Chief Operating Officer until June 2001. Mr. Ward began his career with Storage Technology Corporation serving in several roles in engineering and marketing. He later joined MiniScribe as Director of Sales for High Performance Products.
     Juan A. Rodriguez
          Mr. Juan A. Rodriguez, age 65, has served as a director and Chief Technologist of Exabyte since November 2001, was its interim President and Chief Executive Officer from January 2002 until June 2002, and has served as its Chairman of the Board and Chief Technologist since June 2002. Mr. Rodriguez co-founded Ecrix Corporation in 1996 and was its Chairman of the Board and Chief Executive Officer since 1996. Mr. Rodriguez co-founded Storage Technology Corporation in 1969 after several years as an IBM tape technology engineer. While at Storage Technology Corporation, he served in vice presidential and general manager roles over Engineering, Hard Disk Operations and Optical Disk Operations. In 1985, Mr. Rodriguez co-founded Exabyte Corporation, where he held the positions of chairman, president and CEO through 1992. Mr. Rodriguez is an adjunct professor for the University of Colorado, Boulder, College of Engineering and Applied Science.

     Carroll A. Wallace
          Mr. Carroll Wallace, age 56, was engaged as a consultant in May 2003 to act as the interim Chief Financial Officer of Exabyte and became an employee and officer on November 1, 2003. Mr. Wallace was a partner at KPMG LLP from 1982 to 2002, at which time he retired from the firm. During Mr. Wallace’s tenure at KPMG, he served as partner in charge of the audit department of the Denver, Colorado office from 1992 to 1995, and from 1995 through 2001, Mr. Wallace headed KPMG’s Colorado technology practice which served companies ranging in size from early growth stage to large diverse corporations.
          The directors serve until the annual meeting of stockholders in the following years or their successors are elected and qualified: 2006 — Mr. Busse, Ms. Smeltzer McCoy and Mr. Ward; 2007 — Mr. Jones and Mr. Tankersley; 2008 — Mr. Garrett, Mr. Pardun and Mr. Rodriguez.
          The executive officers serve at the discretion of the Board of Directors. There are no family relationships among any of the directors and executive officers.
AUDIT COMMITTEE
          The Audit Committee of Exabyte’s Board of Directors is composed of three directors and operates under a written charter adopted by the Board of Directors. The members of the Audit Committee are Leonard W. Busse, A. Laurence Jones and Thomas E. Pardun. Each member of the Audit Committee is an “independent director” as defined in the Market Place Rules of the Nasdaq Stock Market’s Listing Standards. Mr. Busse has the professional experience deemed necessary to qualify as an audit committee financial expert under rules of the Securities and Exchange Commission.
SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
          Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Exabyte’s directors and executive officers, as well as persons who own more than 10% of Exabyte’s common stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.
          Based solely on Exabyte’s review of such forms furnished to the Company, we believe that all Section 16(a) filing requirements applicable to our executive officers, directors, and greater than 10% beneficial owners were satisfied, except as noted in the following paragraphs.
          The following persons made untimely filings of Statements of Changes in Beneficial Ownership on Form 4: John Garrett, three reports concerning three transactions; Meritage Investment Partners LLC, three reports concerning three transactions; G. Jackson Tankersley, Jr., three reports concerning three transactions; and Tom W. Ward, three reports concerning three transactions. These Form 4 reports were inadvertently filed late. The Company will emphasize the filing of Form 4 reports in a timely manner.

ITEM 11.
EXECUTIVE COMPENSATION, COMPENSATION COMMITTEE REPORT
Compensation Committee Policies
          The Compensation Committee (the “Committee”) consists of five non-employee directors. The Committee establishes and administers the policies that govern compensation of executive officers. Compensation for Exabyte’s executive officers includes the following key elements:
•	base salary;

•	incentive bonus awards; and

•	stock option awards (long-term compensation).
          In determining the total compensation package for executive officers, the Committee considers a mix of factors and evaluates both Exabyte’s and the individual’s performance against those factors.
          Base salary is determined as a function of competitive salary levels and company performance over the prior fiscal year. The Committee annually reviews the executive officers’ salaries. The Committee then establishes salary levels for the executive officers based on its evaluation of the relevant criteria. Any individual treatment of compensation during this time will be made on an exception basis only, based upon exceptional performance, or retention requirements. The Company’s and the Committee’s long-term intentions are to maintain average compensation levels at or above the market mean for comparable companies, as made available through supporting surveys, reports, and other reasonable data acquired.
          In establishing an executive officer’s bonus plan opportunity, the Committee considers each executive officer’s position and level of responsibility. Incentive bonus award payouts are based upon Exabyte’s financial performance, as measured under GAAP, by actual achievement against the annual operating plan approved by the Board of Directors during the previous fiscal year. In setting the 2005 bonus plans, the Committee established prior to each quarter the bonus Company thresholds in determining bonus targets for the executive officers, and offers a range between 50% and 150% of the bonus target depending on Company performance. Furthermore, the 2005 bonus plan included the right of the Compensation Committee to grant, at its sole discretion, up to 50% of the target bonus amounts under the Plan if it determined that, notwithstanding the Company’s failure to meet the submitted financial plan at the close of each respective quarter, the senior management team is deserving of a bonus recognition for its efforts. No bonuses were earned or paid in 2005.
          It is the intention of Exabyte to continue to issue stock options to executive officers, including the CEO in order to provide long-term incentives to its employees. In establishing an executive officer’s level of stock option grant, the Committee takes into account the executive officer’s performance during the previous fiscal year, his potential to influence the operations of Exabyte in the future and the performance of Exabyte during the previous fiscal year. In particular, the Committee considers criteria such as Exabyte’s:
•	financial performance;

•	stock performance;

•	long-term strategic decisions; and

•	response to a rapidly changing competitive environment.
          For 2005, executive officers were granted stock options in September and December based on their respective positions as well as recommendations provided by the Chief Executive Officer of the Company. The grant of stock options to executive officers was intended to provide for a greater opportunity for up-side reward to be created in stock option incentives awarded to the executive officers in 2005 in order to more closely align individual compensation with company stock performance.
Chief Executive Officer Compensation
          Mr. Ward received a base salary that was commensurate with the base salary of Exabyte’s prior CEOs. Similar to the executive officers, he did not receive a raise in his base salary during 2005. Mr. Ward’s quarterly bonus goals are set each quarter by the Board. In accordance with the Company’s employment agreement with Mr. Ward, upon achievement of that quarter’s goals, Mr. Ward’s base for bonus payments is $75,000 of restricted stock, and is further aligned with the sliding scale approved for all executive officers (50% — 150% of the base bonus payment). No bonuses were awarded to Mr. Ward during 2005.
          In addition, Mr. Ward received options to purchase up to a total of 2,250,000 shares of common stock in 2005, of which 1,845,000 options were fully vested at date of grant, with the remainder vesting 2% per month over 50 months.
Deductibility of Compensation
          Section 162(m) of the Internal Revenue Code of 1986 generally imposes on Exabyte an annual corporate deduction limitation of $1 million on the compensation of certain executive officers. Compensation in excess of $1 million may be deducted if it is “performance-based compensation” within the meaning of the Code. Exabyte has not adopted a policy with respect to the treatment of all forms of compensation under Section 162(m) of the Code. However, the Compensation Committee has determined that stock options and rights granted under each of its employee stock option plans (which does not include a grant of an option for 7,000,000 shares to Mr. Ward in 2003) with an exercise price at least equal to the fair market value of Exabyte’s common stock on the date of grant should, be treated as “performance-based compensation.”
Compensation Committee:

Thomas E. Pardun, Chairman
John R. Garrett		Leonard W. Busse
Stephanie Smeltzer McCoy		A. Laurence Jones
COMPENSATION COMMITTEE INTERLOCKS
          During 2005 none of the Company’s executive officers served on the board or compensation committee of another company which had one of its executive officers serve as one of the Company’s directors or a member of the Company’s Compensation Committee.
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
          Meeting fees are payable in shares of restricted common stock instead of cash. The closing stock price on the day of each meeting is used to determine the number of shares granted to each director. In 2005, a total of 49,453 shares of restricted common stock with a value of $130,250 were issued to directors for their services rendered during fiscal 2004 and 2005.

          Non-employee directors received options under the Incentive Stock Plan until the stockholders approved the 2004 Exabyte Corporation Employee Stock Option Plan (“2004 Plan”) in June of 2004, at which point non-employee director options will be issued out of the 2004 Plan or the 2005 Exabyte Corporation Employee Stock Option Plan (“2005 Plan”) which was approved by the Board of Directors in December 2005. Beginning in 2004, the Compensation Committee approved an annual automatic option grant to non-employee directors of 10,000 shares. Upon initial election to the board all newly elected non-employee directors receive an option to purchase 2,500 shares. The exercise price of these options is equal to the fair market value of the stock as of the date of grant. Directors are also eligible to receive discretionary grants of options under the Incentive Stock Plan, the 2004 Plan and the 2005 Plan. During fiscal 2005, options covering a total of 330,000 shares were granted to non-employee directors as a group with a weighted average exercise price of $1.60 per share.
SUMMARY OF COMPENSATION
          The following table provides summary compensation information paid to or earned by Exabyte’s Chief Executive Officer, and the Company’s two other executive officers for fiscal 2003, 2004 and 2005, (collectively, the “Named Executive Officers”):
Summary Compensation Table

					Long-Term
					Compensation
		Annual Compensation			Awards
					Securities	All Other
		Salary	Bonus		Underlying	Compensation
Name and Principal Position	Year	($)(1)	($)(2)		Options (#)(3)	($)(4)(5)
Tom W. Ward(6)	2005	300,000	—		2,250,000	810

President and Chief Executive	2004	300,000	145,500	(2)	3,750	810
Officer	2003	300,000	225,000	(2)	700,000	810

Juan A. Rodriguez(7)	2005	225,014	—		600,000	3,176

Chairman of the Board and	2004	225,014	98,000	(2)	152,500	3,176
Chief Technologist	2003	225,014	50,000	(2)	94,000	3,176

Carroll A. Wallace(8)	2005	200,000	—		540,000	1,805

Chief Financial Officer	2004	200,000	98,000	(2)	152,500	1,805
	2003	15,384	50,000	(2)	40,000	74

(1)	Includes amounts earned but deferred at the election of the Named Executive Officers under the 401(k) plan.

(2)	2003 bonus amounts include the value of 745,214 shares issued to Mr. Ward, 52,631 shares issued to Mr. Rodriguez, and 52,631 shares issued to Mr. Wallace for bonuses earned in 2003.

2004 bonus amounts include the value of 161,378 shares issued to Mr. Ward, 65,210 shares issued to Mr. Rodriguez, and 65,210 shares issued to Mr. Wallace for bonuses earned in 2004.

(3)	We have not granted any SARs or restricted stock awards.

(4)	As permitted by SEC rules, we have not shown amounts for certain perquisites where the amounts do not exceed the lesser of 10% of bonus plus salary or $50,000.

(5)	2005 compensation includes the dollar value of executive life insurance premiums paid by Exabyte for the benefit of the Named Executive Officers as follows: Mr. Ward, $810; Mr. Rodriguez, $3,176; and Mr. Wallace, $1,805.

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

Employment Agreement
          The Company and Mr. Ward entered into an extension of his employment agreement in July 2005. The agreement, which expires in June 2008, provides for Mr. Ward to be the President and Chief Executive Officer of the Company. Either Mr. Ward or the Company is free to terminate his employment at any time for any reason. The employment agreement provides for a base salary of $300,000 per annum, subject to review at least annually, and a quarterly incentive bonus of up to $75,000 paid in stock at the then current fair market value upon achievement of mutually agreed goals.
Incentive Stock Plan
          The Board adopted the Incentive Stock Plan in January 1987. Due to a series of amendments, as of March 8, 2005 there were 950,000 shares of common stock authorized for issuance under the Incentive Stock Plan. The Incentive Stock Plan provides for the grant of both incentive stock options (which generally have a favorable tax treatment for the optionee) and non-statutory stock options to employees, directors and consultants. These grants are made at the discretion of the Board. The Incentive Stock Plan also provides for the non-discretionary grant of non-statutory stock options to our non-employee directors. In 2001, we revised the Incentive Stock Plan to provide that, Exabyte shall not, unless approved by the holders of a majority of the shares present and entitled to vote at a duly convened meeting of stockholders, grant any stock options with an exercise price that is less than 100% of the fair market value of the underlying stock on the grant, or reduce the exercise price of any stock option granted under the Incentive Stock Plan.
          As of March 1, 2006, options to purchase 434,000 shares were outstanding under the Incentive Stock Plan and 113,000 shares were available for future grant.
2004 Exabyte Corporation Employee Stock Option Plan
          The Board adopted the 2004 Exabyte Corporation Employee Stock Option Plan (“2004 Plan”) on May 4, 2004 and the stockholders approved the plan on June 11, 2004. As of March 1, 2006, there were 2,500,000 shares of common stock authorized for issuance under the 2004 Plan. The 2004 Plan provides for the grant of non-statutory stock options to employees, directors and consultants. These grants are made at the discretion of the Board. The 2004 Plan also provides for the non-discretionary grant of stock options to our non-employee directors. The option price per share under the 2004 Plan must not be less than 100% of the fair market value on the date of grant of the underlying stock.
          As of March 1, 2006, options to purchase 1,525,000 shares were outstanding under the 2004 Plan and 975,000 shares were available for future grant.
2005 Exabyte Corporation Employee Stock Option Plan
          On December 1, 2005, the Board of Directors adopted the 2005 Exabyte Corporation Employee Stock Option Plan (“2005 Plan”), which provides for the issuance of up to 7,620,000 options to purchase the Company’s common stock. The terms of the 2005 Plan are substantially identical to the 2004 Plan, and provide for the grant of non-qualified stock options to employees, directors and consultants at the discretion of the Board. The option price per share under the 2005 Plan must not be less than 100% of the fair market value of the underlying stock on the date of grant.
          Also on December 1, 2005, the Company granted approximately 6,553,000 options to employees and directors at an exercise price of $1.15 per share. Approximately 5,374,000 of these options were fully vested on the date of grant, with the remainder vesting ratably over a 50-month period.

STOCK OPTION GRANTS
          The following table contains information for fiscal 2005 concerning the grant of stock options under either the Incentive Stock Plan, the 2004 Plan or the 2005 Plan, to the Named Executive Officers:
     Option Grants In Last Fiscal Year

		Individual Grants
	Number of	% of Total			Potential Realizable
	Securities	Options			Value at Assumed Annual
	Underlying	Granted to			Rates of Stock Price
	Options	Employees in	Exercise	Expiration	Appreciation for Option
Name	Granted (#)	Fiscal Year(3)	Price ($/SH)	Date	Term(4)

					5% ($)	10% ($)

Tom W. Ward	2,250,000 (2)	35.55%	$1.15	12/1/2015	$1,627,828	$4,125,561

Juan A. Rodriguez	600,000 (2)	9.48%	$1.15	12/1/2015	$433,937	$1,099,682

Carroll A. Wallace	40,000 (1)	0.63%	$2.00	9/10/2015	$50,312	$127,499

	500,000 (2)	7.90%	$1.15	12/1/2015	$361,614	$916,402

(1)	Options under the 2004 Plan generally vest at the rate of 2% of the total grant per month, beginning one month from the date of grant, for a period of 50 months. Options may only be non-statutory options. The exercise price of options granted under the 2004 Plan must be at least equal to the fair market value of the common stock on the date of grant. In accordance with the option agreements issued under the 2004 Plan, options granted to certain executive officers and other members of management pursuant to the 2004 Plan will fully vest upon a change in control. Pursuant to the Company’s bylaws, the Board may not reprice options granted under any of its option plans without approval of the stockholders by a majority vote.

(2)	Options under the 2005 Plan generally vest at the rate of 2% of the total grant per month, beginning one month from the date of grant, for a period of 50 months. Options granted under the 2005 Plan on December 1, 2005 were approximately 82% vested on that date, with the remainder vesting ratably over 50 months. Options may only be non-statutory options. The exercise price of options granted under the 2005 Plan must be at least equal to the fair market value of the common stock on the date of grant. In accordance with the option agreements issued under the 2005 Plan, options granted to certain executive officers and other members of management pursuant to the 2005 Plan will fully vest upon a change in control. Pursuant to the Company’s bylaws, the Board may not reprice options granted under any of its option plans without approval of the stockholders by a majority vote.

(3)	Based on options granted to Company employees during fiscal 2005 to purchase 6,330,000 shares.

(4)	The potential realizable value is based on the term of the option at the date of grant (10 years in each case). It is calculated by assuming that the stock price on the date of grant appreciates at the indicated annual rate, compounded annually for the entire term, and that the option is exercised and sold on the last day of the option term for the appreciated stock price. These amounts represent certain assumed rates of appreciation only, in accordance with SEC rules, and do not reflect our estimate or projection of future stock price performance. Actual gains, if any, are dependent on the actual future performance of the Company’s common stock. The amounts reflected in this table may never be achieved.

     Option Exercises And Year-End Holdings
          The following table provides information concerning the exercise of options during fiscal 2005 and unexercised options held as of December 31, 2005 for the Named Executive Officers:

			Number of Securities		Value of Unexercised
	Shares		Underlying Unexercised		In-the-Money Options
	Acquired	Value	Options at FY-End		at FY-End
	on Exercise	Realized	(#)(1)		($)(2)
Name	(#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Tom W. Ward	0	0	2,940,750	713,000	0	0
Juan A. Rodriguez	0	0	772,140	148,360	0	0
Carroll A. Wallace	0	0	604,900	127,600	0	0

(1)	Includes both “in-the-money” and “out-of-the-money” options. “In-the-money” options are options with exercise prices below the market price of the Company’s common stock (as noted) on December 31, 2005.

(2)	Fair market value of the Company’s common stock on December 31, 2005, the last trading day of fiscal 2005 ($0.90, based on the closing sales price reported on the Over the Counter Bulletin Board) less the exercise price of the option.

PERFORMANCE GRAPH(1)
          This graph compares the performance of Exabyte’s common stock with that of the Nasdaq Market Index and the Nasdaq Computer Manufacturer Stocks Index over the same period. It assumes an investment of $100 in Exabyte’s common stock and each of the two indexes on December 29, 2000 (end of fiscal year 2000), with the reinvestment of all dividends.

(1)	The material in this chart is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of Exabyte under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

ITEM 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          The following table provides certain information regarding the ownership of Exabyte’s common stock as of March 1, 2006 by:
•	each director;

•	each current executive officer named in the Summary Compensation Table;

•	all of Exabyte’s directors and the named Executive Officers as a group; and

•	all those known to be beneficial owners of more than five percent of Exabyte’s common stock.

	Beneficial Ownership(1)
			Percent of
Beneficial Owner	Number of Shares	Percent of Total	Outstanding Votes

Meritage Investment Partners LLC(2)	19,142,232	69.88%	41.01%
1600 Wynkoop
Suite 300
Denver, CO 80202
Imation Corp.(7)	4,041,912	24.61%	11.48%
1 Imation Place
Oakdale, MN 55128
Crestview Capital Master, LLC(8)	1,455,366	9.45%	*
Northbrook, IL 60062
Juan A. Rodriguez(3)	837,895	5.67%	*
Tom W. Ward(3)(5)	5,417,796	29.04%	5.38%
Leonard W. Busse(3)	76,131	*	*
John R. Garrett(3)	70,595	*	*
A. Laurence Jones(3)	100,372	*	*
Stephanie Smeltzer McCoy(3)	88,277	*	*
Thomas E. Pardun(3)	81,601	*	*
G. Jackson Tankersley, Jr.(3)(4)	19,558,117	70.49%	41.46%
Carroll A. Wallace(3)	627,084	*	*
Executive Officers and Directors as a group (9 persons)(6)	26,857,868	84.23%	48.17%

*	Less than one percent.

(1)	This table is based upon information supplied by officers, directors and principal stockholders and by Schedules 13D and 13G, if any, filed with the SEC. Subject to footnotes below and community property laws, where applicable, each of the stockholders named has sole power to vote and dispose of the shares indicated as beneficially owned. As required by Rule 13d-3(d), each of the names indicated in the table are deemed to be the beneficial owner of shares that the person has the right to acquire beneficial ownership of within 60 days of March 1, 2006.

Applicable percentages are based on 13,988,458 shares outstanding on March 1, 2006, adjusted as required by Rule 13d-3(d)(1).

(2)	This information is based on a Schedule 13D, dated November 1, 2005, filed with the SEC and subsequent information separately provided by Meritage Private Equity Fund, L.P. (“Meritage Fund”), private equity investment fund, and Meritage Investment Partners, LLC (“Meritage Investment”), a manager of private equity investment funds and the sole general partner of Meritage Fund.

Includes shares directly beneficially owned by Meritage Fund as follows: 5,031,389 shares of common stock, 7,630,859 shares of Series AA Preferred stock (as-converted), 1,948,333 shares related to the conversion of 10% Convertible Subordinated Notes Payable and 2,174,334 shares of common stock issuable upon the exercise of warrants.

Also includes shares owned indirectly beneficially by Meritage Investment through two other funds in which it is the sole general partner as follows: 705,578 shares of common stock, 1,072,219 shares of Series AA Preferred stock (as-converted), 273,889 shares related to the conversion of 10% Convertible Subordinated Notes Payable and 305,631 shares of common stock issuable upon the exercise of warrants.

Meritage Fund is shown to have sole voting and dispositive power over 16,784,915 shares, representing 67.04% of the common stock. Meritage Investment is shown to have sole voting and dispositive power over all of the shares.

(3)	Includes shares issuable upon the exercise of outstanding stock options that are exercisable within 60 days of March 1, 2006, as follows: Mr. Rodriguez, 788,300 shares; Mr. Ward, 3,029,150 shares; Mr. Busse, 54,818 shares; Mr. Garrett, 70,595; Mr. Jones, 73,318 shares; Ms. McCoy, 53,318 shares; Mr. Pardun, 58,318 shares; Mr. Tankersley, 54,318 shares; and Mr. Wallace, 615,300 shares.

(4)	Includes the shares listed for Meritage Investment Partners LLC under footnote 2, as to which Mr. Tankersley has voting and dispositive power by virtue of being a managing member of Meritage Investment Partners, LLC. Mr. Tankersley disclaims beneficial ownership of such shares. Also includes the following shares held by the following entities: Millennial Holdings LLC, 16,485 shares of common stock; 156,236 shares of Series AA preferred stock (as-converted) and 8,436 shares of common stock issuable upon the exercise of warrants; The Millennial Fund, 6,081 shares of common stock; 56,290 shares of Series AA preferred stock (as-converted) and 3,039 shares of common stock issuable upon the exercise of warrants; and Tankersley Family Limited Partnership, 8,257 shares of common stock, 70,842 shares of Series AA preferred stock (as-converted) and 3,825 shares of common stock issuable upon the exercise of warrants. Mr. Tankersley is the managing member of Millennial Holdings LLC and sole general partner of Tankersley Family Limited Partnership and may be deemed to posses voting and dispositive power over shares held by such entities. Mr. Tankersley disclaims beneficial ownership of all such shares. The Millennial Fund is not a separate legal entity and Mr. Tankersley is the direct beneficial owner of all shares held in that name.

(5)	Includes 1,636,509 shares of Series AA preferred stock (as converted) owned directly by Mr. Ward.

(6)	Includes shares described in the notes above, as applicable.

(7)	Includes shares directly beneficially owned by Imation Corp. as follows: 1,605,623 shares of common stock, 1,599,895 shares of Series AA Preferred stock (as-converted) and 836,394 shares of common stock issuable upon the exercise of warrants.

(8)	Includes shares directly beneficially owned by Crestview Capital Master, LLC as follows: 49,256 shares of common stock, 833,333 shares of Series AA Preferred stock (as-converted), 277,777 shares related to the conversion of 10% Convertible Subordinated Notes Payable and 295,000 shares of common stock issuable upon the exercise of warrants.

(9)	Percentage of total voting power is based on votes of shares actually outstanding and owned by the stockholder and the total votes of outstanding shares as of March 1, 2006. Series AA Preferred stock is non-voting stock.

ITEM 13.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14.
PRINCIPAL ACCOUNTANT FEES AND SERVICES
          The following provides information on the fees billed to the Company by its principal independent registered public accountants for each of the last two fiscal years for audit services and in each of the last two fiscal years for audit-related, tax and other services. All fees are reviewed and approved by the Company’s Audit Committee in advance of the performance of such services. Effective May 3, 2004, the Company engaged Ehrhardt Keefe Steiner & Hottman PC as its independent registered public accounting firm.
          Audit Fees. Includes the aggregate fees billed by the Company’s accountants for professional services related to the audit of our annual consolidated financial statements for fiscal 2004 and 2005 included in our Annual Reports on Form 10-K, and for the review of the unaudited consolidated financial statements for fiscal 2004 and 2005 included in our Quarterly Reports on Form 10-Q. Also includes fees billed for employee benefit plan audits.
          Audit-Related Fees. The Company did not incur any fees billed in each of its last two fiscal years for assurance and other services by the Company’s accountants that were reasonably related to the performance of the audit and that are not reported under Audit Fees.
          Tax Fees. Includes the aggregate fees billed in each of the Company’s last two fiscal years for professional services rendered by the Company’s principal accountant for tax compliance, tax advice, and tax planning, including as to foreign tax issues.
          All Other Fees. Includes the aggregate fees billed in each of the Company’s last two fiscal years, other than those services reported above. The fees are primarily related to services connected with the filing of the Company’s registration statements during the time period mentioned above.
          In the course of its meetings, the Audit Committee has determined that these other services are compatible with maintaining our accountants’ independence.
Fee Detail

FEE CATEGORY	2005	2004
Audit Fees	$142,000	$142,000
Audit-Related Fees	$0	$0
Tax Fees	$28,000	$26,500
All Other Fees	$13,000	$9,000

PART IV
ITEM 15.
EXHIBITS AND FINANCIAL STATEMENT SCHEDULES,
(a) 1. Consolidated Financial Statements
(a) 2. Consolidated Financial Statement Schedules
          Years ended January 3, 2004 and December 31, 2004 and 2005.

II	Valuation and Qualifying Accounts	S-1
          All other schedules are omitted because they are inapplicable, not required under the instructions, or the information is included in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Exabyte Corporation
Boulder, Colorado
We have audited the accompanying consolidated balance sheets of Exabyte Corporation and its subsidiaries as of December 31, 2004 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. Our audits also included the consolidated financial statement schedule II for the years ended December 31, 2004 and 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Exabyte Corporation and its subsidiaries as of December 31, 2004 and 2005, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule II for the years ended December 31, 2004 and 2005, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 8 to the consolidated financial statements, certain errors resulting in the understatement of previously reported liabilities relating to embedded derivatives included in the Series AA Convertible Preferred Stock Agreement and the overstatement of stockholders’ equity relating to the classification of the Company’s Series AA Convertible Preferred Stock as of December 31, 2004, were discovered by management of the Company during 2005. Accordingly, the 2004 financial statements have been restated to correct the error.
The accompanying consolidated financial statements have been prepared assuming Exabyte Corporation and its subsidiaries will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, Exabyte Corporation and its subsidiaries has experienced recurring losses and has an accumulated deficit of $123,869,000 which, among other things, raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Ehrhardt Keefe Steiner & Hottman PC
Ehrhardt Keefe Steiner & Hottman PC

March 8, 2006
Denver, Colorado

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
of Exabyte Corporation
In our opinion, the consolidated statements of operations, stockholders’ deficit and cash flows for the year ended January 3, 2004, listed in the index appearing under Item 15(a)(1), present fairly, in all material respects, the results of operations and cash flows of Exabyte Corporation and its subsidiaries as of January 3, 2004, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the consolidated financial statement schedule for the year ended January 3, 2004, listed in the index appearing under Item 15(a)(2), presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses. This factor, among others, raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Denver, Colorado
March 30, 2004, except as to the reverse
stock split described in Note 1, which
is as of December 2, 2005

Exabyte Corporation And Subsidiaries
Consolidated Balance Sheets

	December 31,	December 31,
	2004	2005
(In thousands, except per share data)	(As restated, see Note 8)
ASSETS
Current assets:
Cash and cash equivalents	$444	$430
Accounts receivable, less allowances for uncollectible accounts and sales returns and programs of $1,910 and $2,382, respectively	13,929	14,171
Inventory, net	12,398	7,765
Other	2,322	1,488

Total current assets	29,093	23,854

Equipment, product tooling and leasehold improvements, net (Note 2)	2,601	2,720
Goodwill	7,428	7,428
Other non-current assets	857	713

Total non-current assets	10,886	10,861

Total assets	$39,979	$34,715

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$7,766	$5,149
Accrued liabilities (Note 3)	5,017	6,712
Current portion of deferred revenue (Note 11)	3,460	2,001
Line of credit — Bank (Note 4)	6,173	3,652
Current portion of notes payable — suppliers (Note 4)	3,201	5,131
Note payable to customer (Note 11)	—	2,000
Current portion of other liabilities	488	251

Total current liabilities	26,105	24,896

Convertible Subordinated Notes, net (Note 4)	—	318
Derivative financial instruments, at estimated fair value (Note 7)	11,165	27,060
Notes payable, less current portion (Notes 4 and 11):
Suppliers	6,210	888
Customer	—	5,000
Others	2,973	3,010

	9,183	8,898

Deferred revenue, less current portion (Note 11)	15,025	4,211
Accrued warranties, less current portion	845	1,012
Other liabilities, less current portion	573	280

Total liabilities	$62,896	$66,675

See accompanying notes to the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)

	December 31,	December 31,
	2004	2005
(In thousands, except per share data)	(As restated, see Note 8)
Series AA Convertible preferred stock, net of discount. Stated and liquidation value of $45,000; 55 shares authorized, 45 shares outstanding (Note 6)	$37,941	$38,931

Stockholders’ deficit (Notes 5 and 6):
Preferred stock; no series; $.001 par value; 18,350 shares authorized; no shares issued and outstanding	$—	$—
Preferred stock; series A; $.001 par value; 500 shares authorized; no shares issued and outstanding	—	—
Series G convertible preferred stock; $.001 par value; 1,500 shares authorized; no shares issued and outstanding	—	—
Series H convertible preferred stock; $.001 par value; 9,650 shares authorized; no shares issued and outstanding	—	—
Series I convertible preferred stock; $.001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value; 350,000 shares authorized; 11,196 and 13,963 shares outstanding, respectively	11	14
Additional paid-in capital	51,508	53,542
Treasury stock, at cost; 10 shares	(578)	(578)
Accumulated deficit	(111,799)	(123,869)

Total stockholders’ deficit	(60,858)	(70,891)

Commitments and contingencies (Note 12)

Total liabilities and stockholders’ deficit	$39,979	$34,715

See accompanying notes to the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended
	January 3,	December 31,	December 31,
	2004	2004	2005
(In thousands, except per share data)	(As restated, see Note 8)
Net revenue	$94,169	$102,051	$90,968
Cost of goods sold	78,576	76,997	65,395

Gross profit	15,593	25,054	25,573

Operating expenses:
Selling, general and administrative	30,084	23,783	20,913
Engineering, research and development	9,826	9,244	9,395
Lease terminations and related costs (Note 13)	4,707	—	—

Total operating expenses	44,617	33,027	30,308

Loss from operations	(29,024)	(7,973)	(4,735)

Other income (expense):
Interest expense (Note 4):
Stock-based	(10,146)	(88)	(163)
Amortization of debt discount	—	—	(318)
Other	(2,713)	(1,493)	(1,479)

Total interest expense	(12,859)	(1,581)	(1,960)

Change in estimated fair value of derivative financial instruments (Note 7)	—	35,074	(3,807)
Other financing costs (Note 4)	—	(1,330)	(1,964)
Gain (loss) on foreign currency translation	(1,851)	(105)	793
Litigation settlements, net (Note 12)	—	—	75
Other, net	130	(208)	(312)

Total other income (expense)	(14,580)	31,850	(7,175)

Earnings (loss) before income taxes	(43,604)	23,877	(11,910)

Income tax expense (Note 9)	(88)	(47)	(160)

Net earnings (loss)	(43,692)	23,830	(12,070)

Deemed dividends (Notes 6 and 7):
Beneficial conversion of preferred stock	(556)	—	—
Exchange of preferred stock	—	(4,225)	—
Issuance of Series AA convertible preferred stock and amortization of related discount	—	(45,404)	(990)

Net loss available to common stockholders	$(44,248)	$(25,799)	$(13,060)

Basic and diluted loss per share	$(6.96)	$(2.44)	$(1.10)

Weighted average common shares used in calculation of basic and diluted loss per share	6,362	10,583	11,912

See accompanying notes to the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock			Common Stock		Additional			Total
	Series	Series	Series			Paid-In	Treasury	Accumulated	Stockholders’
(In thousands, except per share data)	G	H	I	Shares	Amount	Capital	Stock	Deficit	Equity (Deficit)
Balances at December 29, 2002	1	10	8	3,361	3	98,507	(2,060)	(91,937)	4,532
Common stock options exercised at $1.80 and $7.40 per share	—	—	—	2	—	13	—	—	13
Common stock issued pursuant to employee stock purchase plan at $0.80 per share	—	—	—	2	—	2	—	—	2
Issuance of 1,500 shares of Series I preferred stock at $1.00 per share (Note 9)	—	—	1	—	—	1,499	—	—	1,500
Issuance of common stock warrants (Note 4)	—	—	—	—	—	71	—	—	71
Common stock issued under loan guaranties (Note 4)	—	—	—	5,004	5	8,439	—	—	8,444
Common stock issued for compensation	—	—	—	26	—	(1,151)	1,482	—	331
Common stock issued for settlement of accounts payable	—	—	—	294	—	383	—	—	383
Common stock dividend	—	—	—	22	—	—	—	—	—
Conversion of preferred stock to common stock	(1)	(3)	—	591	1	3	—	—	—
Net loss for the year	—	—	—	—	—	—	—	(43,692)	(43,692)

Balances at January 3, 2004	$—	$7	$9	9,302	$9	$107,766	$(578)	$(135,629)	$(28,416)

Common stock options exercised at prices ranging from $1.50 to $10.50 per share	—	—	—	32	—	179	—	—	179
Common stock issued pursuant to employee stock purchase plan at $3.50 and $7.50 per share	—	—	—	4	—	23	—	—	23
Conversion of preferred stock to common stock	—	(1)	(3)	695	1	3	—	—	—
Common stock issued upon exercise of warrants	—	—	—	174	—	—	—	—	—
Exchange of preferred stock to Series AA preferred stock and reclassification	—	(6)	(6)	—	—	(13,825)	—	—	(13,837)
Issuance of common stock warrants	—	—	—	—	—	88	—	—	88
Common stock issued under loan guaranties (Note 4)	—	—	—	370	1	1,630	—	—	1,631
Common stock issued for compensation	—	—	—	295	—	1,048	—	—	1,048
Common stock dividends	—	—	—	324	—	—	—	—	—
Deemed dividend to record Series AA at stated liquidation value (Note 6)	—	—	—	—	—	(44,909)	—	—	(44,909)
Amortization of discount on Series AA preferred stock (Note 6)	—	—	—	—	—	(495)	—	—	(495)
Net earnings for the year	—	—	—	—	—	—	—	23,830	23,830

Balances at December 31, 2004 (As restated, see Note 8)	$—	$—	$—	11,196	$11	$51,508	$(578)	$(111,799)	$(60,858)

See accompanying notes to the consolidated financial statements

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)(CONTINUED)

	Preferred Stock			Common Stock		Additional			Total
	Series	Series	Series			Paid-In	Treasury	Accumulated	Stockholders’
(In thousands, except per share data)	G	H	I	Shares	Amount	Capital	Stock	Deficit	Equity (Deficit)
Balances at December 31, 2004 (As restated, see Note 8)	$—	$—	$—	11,196	$11	$51,508	$(578)	$(111,799)	$(60,858)
Common stock options exercised at $1.81 and $4.50 per share	—	—	—	20	—	36	—	—	369
Common stock issued pursuant to employee stock purchase plan at $2.13 and $0.77 per share	—	—	—	12	—	11	—	—	11
Common stock issued in connection with modification of media distribution agreement (Note 9)	—	—	—	1,500	2	2,848	—	—	2,850
Common stock issued for compensation	—	—	—	49	—	130	—	—	130
Common stock dividends	—	—	—	1,186	1	(1)	—	—	—
Amortization of discount on Series AA preferred stock	—	—	—	—	—	(990)	—	—	(990)
Net loss for the year	—	—	—	—	—	—	—	(12,070)	(12,070)

Balances at December 31, 2005	$—	$—	$—	13,963	$14	$53,542	$(578)	$(123,869)	$(70,891)

See accompanying notes to the consolidated financial statements

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

		Fiscal Years Ended
	January 3,	December 31,	December 31,
	2004	2004	2005
(In thousands)		(As restated, see Note 8)
Cash flows from operating activities:
Net earnings (loss)	$(43,692)	$23,830	$(12,070)
Adjustments to reconcile net earnings (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	3,688	1,772	1,403
Provision for uncollectible accounts receivable and sales returns and programs	5,301	208	700
Provision for excess and obsolete inventory	9,814	1,150	1,600
Lease terminations and related costs	4,707	—	—
Provision for settlement of litigation	—	—	1,125
Stock-based compensation expense	331	854	130
Stock-based interest expense	10,146	88	163
Amortization of deferred revenue related to media distribution agreement	(154)	(1,850)	(1,850)
Amortization of debt discount	—	—	318
Change in estimated fair value of derivative financial instruments	—	(35,074)	3,807
Other non-cash financing costs	—	1,330	1,964
Loss (gain) on disposal of equipment and leasehold improvements	(124)	169	—
Loss (gain) on foreign currency translation of non-current liability	1,634	(81)	(781)
Changes in assets and liabilities:
Accounts receivable, net	11,808	627	(942)
Inventory, net	2,683	(1,463)	3,033
Other current assets	74	(546)	834
Other non-current assets	488	(542)	144
Accounts payable	(452)	(1,077)	(2,617)
Accrued liabilities	(2,318)	(2,595)	(1,593)
Deferred revenue	18,416	(140)	1
Other non-current liabilities	908	(17)	(249)

Net cash provided (used) by operating activities	23,258	(13,357)	(4,880)

Cash flows from investing activities:
Purchase of equipment, product tooling and leasehold improvements	(2,695)	(1,761)	(1,855)
Proceeds from sale of equipment	302	—	—

Net cash used by investing activities	(2,393)	(1,761)	(1,855)

See accompanying notes to the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

		Fiscal Years
	January 3,	December 31,	December 31,
	2004	2004	2005
(In thousands)		(As restated, see Note 8)
Cash flows from financing activities:
Proceeds from issuance of common and preferred stock, net of offering costs	1,515	23,811	47
Borrowings under line of credit — Bank	113,987	85,703	103,411
Payments under line of credit — Bank	(126,050)	(86,028)	(105,932)
Proceeds from convertible subordinated notes	—	—	9,550
Proceeds from note payable to customer	—	—	2,000
Payments on notes payable and other non-current liabilities	(4,002)	(14,903)	(2,355)

Net cash provided (used) by financing activities	(14,550)	8,583	6,721

Net increase (decrease) in cash and cash equivalents	6,315	(6,535)	(14)
Cash and cash equivalents at beginning of year	664	6,979	444

Cash and cash equivalents at end of year	$6,979	$444	$430

Supplemental disclosures of other cash and non-cash investing and financing activities:
Interest paid in cash	$(2,713)	$(1,493)	$(1,446)
Common stock issued in satisfaction of liability related to overadvance loan guarantees	—	1,631	—
Common stock issued in satisfaction of accrued bonuses	—	330	—
Conversion of accounts payable to notes payable	20,946	—	—
Conversion of accrued liabilities to notes payable	4,049	—	—
Common stock issued in settlement of accounts payable	383	—	—
Adjustment of fixed assets acquired through note payable	—	—	333
Note payable, common stock and warrants issued in connection with modification of media distribution agreement	—	—	8,424
See accompanying notes to the consolidated financial statements.

EXABYTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Operations and Summary of Significant Accounting Policies
     Business, Liquidity and Basis of Presentation
          Exabyte Corporation (“Exabyte” or the “Company”) was incorporated on June 5, 1985 under the laws of the state of Delaware. Exabyte markets, designs and manufactures (through third-party manufacturing partners) storage products including VXA® drives, as well as automation for VXA® and LTO™ (Ultrium™) technologies. Exabyte discontinued the manufacture and sale of MammothTape™ drives and automation products in the fourth quarter of 2005. Exabyte also provides its own brand of recording media and provides worldwide service and customer support to its customers and end users through third-party providers. Prior to fiscal year 2004, the Company reported its results of operations on the basis of a fiscal year of 52 or 53 weeks ending on the Saturday closest to December 31. Beginning with the three months ended March 31, 2004, the Company is reporting its operating results on a calendar month, quarter and annual basis. There were 53 weeks in fiscal 2003. The year ended January 3, 2004 is referred to as “2003” in the accompanying notes to the consolidated financial statements. The Company’s stock is traded on the OTC Bulletin Board under the symbol OTCBB: EXBY.
          The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $43,692,000 and $12,070,000 in fiscal 2003 and 2005 respectively, incurred a loss from operations of $7,973,000 in 2004, and had a stockholders’ deficit of $60,858,000 and $70,891,000 as of December 31, 2004 and 2005, respectively.
          The Company had negative working capital as of December 31, 2005 and has continued to reassess its business strategy and investigate various strategic alternatives that would increase liquidity and working capital. As discussed in Note 4, on October 31, 2005, the Company completed the sale of $9,550,000 of 10% Secured Convertible Subordinated Notes. The proceeds from this offering will be used for general working capital purposes, including new product development and marketing activities. As discussed in Note 11, on October 31, 2005, the Company also entered into an amendment of the Media Distribution Agreement (“MDA”) with Imation Corp. The amendment provides that the sales prices of media to Imation will be adjusted such that Imation will be able to obtain a gross margin of 8% on sales to third parties during the period from January 1, 2006 through December 31, 2006, and a gross margin of 10% thereafter. Prior to the amendment, the sales prices to Imation were such that Imation was able to realize a 25% gross margin on sales to third parties. In addition to the impact of the amendment to the MDA, the timely introduction of new hardware products, increasing revenue from existing and new hardware products, increasing unit shipments of media products, decreasing product costs and increasing gross margins are critical factors in achieving profitable operations. However, there can be no assurance that the Company will achieve profitable operations in the near term, and if the Company does not generate sufficient cash flow from operations to support its operations, the Company may not be able to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

EXABYTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          Due to the uncertainty relating to the Company’s ability to achieve profitable operations, the Company will continue to investigate the following alternatives to improve its liquidity and overall financial condition:
•	Obtaining additional capital from debt or equity fund raising activities;

•	Strategic alliance or business combination and related funding from such relationship;

•	Continued restructuring of current operations to decrease operating costs and improve gross margins;

•	Sale of all or a portion of operations or technology rights; or

•	Restructuring of notes payable and trade payables to certain suppliers to provide for extended payment terms.
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
     Cash and Cash Equivalents
          Cash equivalents are short-term, highly liquid investments that are both readily convertible to cash and have original maturities of three months or less at the date of purchase. The Company had minimal or no cash equivalents at December 31, 2004 and 2005.
     Reverse Stock Split
          Effective for trading on October 31, 2005, the Company effected a ten for one reverse split of its common stock that combined ten outstanding shares prior to the split into one outstanding share after the split. All share and per share amounts in the accompanying consolidated financial statements, and notes thereto, have been adjusted to reflect the reverse split.
     Inventory
          Inventory is recorded at the lower of cost or market using the first-in, first-out method, and includes materials, labor and manufacturing overhead. Inventory is presented net of reserves for excess quantities and obsolescence related to raw materials and component parts of $8,358,000 and $4,102,000 at December 31, 2004 and 2005, respectively, and consists of the following:

	December 31,	December 31,
(In thousands)	2004	2005
Raw materials and component parts, net	$5,068	$3,301
Finished goods	7,330	4,464

	$12,398	$7,765

     Equipment, Product Tooling and Leasehold Improvements
          Equipment, product tooling and leasehold improvements are recorded at cost. Depreciation and amortization is recorded using the straight-line method over the estimated useful lives of the respective assets or

EXABYTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
products. Product tooling, software, computers, furniture and machinery/equipment are depreciated over three years. Leasehold improvements are amortized over the useful life of the asset or the lease term (three to five years), whichever is less. Maintenance and repairs are expensed as incurred.
          The Company continually evaluates long-lived assets based on the net future cash flow expected to be generated from the asset on an undiscounted cash flow basis, after consideration of significant events or changes in circumstances which indicate the recorded balance may not be recoverable. If that analysis indicates that impairment has occurred, the Company measures the impairment based on a comparison of discounted cash flows or fair values, whichever is more readily determinable, to the carrying value of the related asset.
     Fair Value of Financial Instruments
          The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, borrowings under the Company’s line of credit and other notes payable, and the current portion of other non-current liabilities in the consolidated balance sheets approximate fair value due to the short-term maturity of these instruments. The fair value of non-current liabilities, primarily convertible notes and other notes payable, is estimated by discounting the future cash flows using market interest rates and does not differ significantly from the amounts included in the consolidated balance sheets.
          The fair values of derivative financial instruments, all of which relate to the issuance of the Company’s common stock upon conversion or redemption of convertible preferred stock or convertible notes payable, and the exercise of related warrants, are estimated using various pricing models and assumptions related to the estimated term of those instruments, the volatility of the price of the Company’s common stock, interest rates and the probability of such conversion or redemption.
     Goodwill
          The Company accounts for goodwill under the provisions of FAS 142. Under FAS 142, goodwill is assigned to one or more reporting units based upon certain criteria, is tested for impairment upon adoption of FAS 142 and annually thereafter, and is no longer amortized. Goodwill relates to the Company’s fiscal 2001 business combination with Ecrix Corporation (“Ecrix”). Upon adoption of FAS 142 on January 1, 2002, the Company concluded that it has one reporting unit, and in 2002 the Company completed the transitional and annual impairment tests using the following approach: (1) Calculate the fair value of the Company based on quoted market prices of the Company’s stock, and compare such amount with the Company’s carrying value (stockholders’ equity or deficit), including goodwill; (2) If the fair value of the Company is less than its carrying amount, measure the amount of impairment loss, if any, by comparing the implied fair value of the goodwill with the carrying amount of such goodwill; (3) If the carrying amount of the goodwill exceeds its implied fair value, recognize that excess as an impairment loss. Using this method, the Company determined that the fair value of the reporting unit, including goodwill, exceeded carrying value as of the date of adoption, and December 31, 2004 and 2005 and, accordingly, goodwill is not considered to be impaired.
     Revenue Recognition And Accounts Receivable
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

EXABYTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
using the straight-line method over the contract period. Shipping and handling costs are included in cost of goods sold.
          The distribution fee, as adjusted, received by the Company in connection with the Media Distribution Agreement (“MDA”) discussed in Note 11 was recorded as deferred revenue and is being amortized using the straight-line method over ten years, which represents the estimated period over which existing media products at the commencement of the MDA will be sold. In addition, under certain circumstances the adjusted distribution fee may be refundable on a pro-rata basis over a ten year period from the date of the MDA.
          The Company estimates its allowance for uncollectible accounts based on known exposure for specific accounts, as well as historical bad debt experience.
     Foreign Currency Transactions and Remeasurement
          The U.S. dollar is the functional currency of the consolidated corporation including its subsidiaries. For the Company’s foreign subsidiaries, monetary assets and liabilities are remeasured into U.S. dollars using the exchange rates in effect at the balance sheet date and non-monetary assets are remeasured at historical rates. Results of operations are remeasured using the average exchange rates during the period. The Company recorded net foreign exchange losses related to these remeasurements of $33,000, $65,000 and $46,000 in 2003, 2004 and 2005, respectively. From time to time, the Company enters into transactions that are denominated in foreign currencies, primarily for product purchases. These transactions are remeasured at the prevailing spot rate upon payment and recorded in the operating account to which the payment relates. Accounts receivable and payable from subsidiaries denominated in foreign currencies are remeasured using period end rates and transaction gains and losses are recorded. The Company recorded net foreign exchange (gains) losses related to these translations of $1,818,000, $40,000 and $(839,000) in 2003, 2004 and 2005, respectively. In 2003, 2004 and 2005, (gains) losses of $1,634,000, $(81,000) and $(781,000), respectively, related to the translation of a note payable to a supplier denominated in Yen. In addition, during the first quarter of 2004 the Company’s cost of goods sold increased by $488,000 as a result of a supply agreement with a Japanese supplier which required payment in Yen at a fixed conversion rate. Effective April 1, 2004, purchases under this agreement are made in US dollars.
     Comprehensive Income
          The Company has no items of comprehensive income.
     Liability For Warranty Costs
          The Company establishes a warranty liability for the estimated cost of warranty-related claims at the time product related revenue is recognized. The following table summarizes information related to the Company’s warranty liability for the years ended December 31:

(In thousands)	2004	2005
Balance at beginning of year	$2,024	$1,583
Accruals for warranties issued during the year	882	1,375
Amortization during the year	(1,323)	(1,582)

Balance at end of year	$1,583	$1,376

     Advertising Costs
          Advertising costs are expensed as incurred and totaled $186,000, $536,000 and $441,000 in 2003, 2004 and 2005, respectively.
     Engineering, Research and Development Costs
          All engineering, research and development costs are expensed as incurred.

EXABYTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Loss Per Common Share
          Basic loss per share is based on the weighted average number of common shares issued and outstanding, and is calculated by dividing net loss available to common stockholders by the weighted average number of shares outstanding during the period. Diluted loss per share is calculated by dividing net loss available to common stockholders by the weighted average number of common shares used in the basic loss per share calculation, adjusted for the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding. Due to a net loss available to common shareholders in 2003, 2004 and 2005, basic and diluted loss per share are equal, as the inclusion of potentially dilutive common shares is anti-dilutive.
          For iterim reporting purposes, the effect of common stock options, warrants, convertible preferred stock and convertible notes payable will be included, as applicable, in the earnings per share calculations should the Company have earnings available to common shareholders. The Company included common stock options with an exercise price less than the average closing price per share of the Company’s common stock (using the treasury stock method) during the three months ended September 30, 2004, December 31, 2004, March 31, 2005, and December 31, 2005, respectively, as dilutive common stock equivalents in calculating earnings per share. In addition, during these periods the Series AA Convertible Preferred Stock and the 10% Secured Convertible Subordinated Notes were included in the calculations on an “as converted” basis, with net earnings or loss available to common shareholders adjusted for the change in estimated fair value of derivative financial instruments, dividends and interest expense, as applicable. As a result, the Company had a diluted loss per share for each of these periods.
          Options to purchase 1,603,000, 2,441,000 and 2,873,000 shares of common stock were excluded from diluted share calculations for 2003, 2004 and 2005, respectively, as a result of the exercise prices being greater than the average fair market value of the Company’s stock for the year. As a result, the options are anti-dilutive.
          In addition, options to purchase 1,129,000, 1,691,000 and 7,643,000 shares of common stock, respectively, were excluded from diluted share calculations for 2003, 2004 and 2005, respectively, as these options are anti-dilutive as a result of the net loss incurred.
          The Company had several classes of preferred stock outstanding during 2003, 2004 and 2005, all of which were convertible into the Company’s common stock (see Note 6). In addition, convertible subordinated notes payable were issued in 2005 (see Note 4). The assumed conversion of the preferred stock and the convertible notes into common stock has been excluded from diluted share calculations for all periods, as the effect of the conversion features is anti-dilutive. In addition, as a result of their anti-dilutive effect, accumulated preferred dividends payable in 228,000 shares of common stock have been excluded from diluted share calculations for 2003. There were no accumulated preferred dividends payable at December 31, 2004 or 2005.
     Stock-Based Compensation
          As permitted under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), through December 31, 2005 the Company accounted for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”). Accordingly, no compensation expense has been recognized for options granted to employees with an exercise price equal to the market value at the date of grant or in connection with the employee stock purchase plan. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS 123 and related interpretations.
          Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(Revised) (“SFAS 123R”), whereby the fair value of stock options and other equity-based compensation issued to employees will be recognized as compensation expense over the vesting period of such options or other issuances. As of December 31, 2005, unvested and unamortized compensation expense related to options granted prior to the adoption of SFAS 123R totaled $1,483,000. Such amount will be recognized as future compensation expense as follows: 2006 — $779,000, 2007 — $415,000, 2008 — $195,000 and 2009 — $83,000.

EXABYTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          The following table illustrates the proforma effect on net loss available to common stockholders and net loss per share if the Company had applied the fair-value based method of FAS 123 to stock-based compensation.

	2003	2004	2005
		(As restated, see
(In thousands, except per share data)		Note 8)
Net earnings (loss)	$(43,692)	$23,830	$(12,070)

Add stock-based compensation expense included in reported net loss, net of related tax effects	331	854	130

Deduct total stock-based compensation expense determined under fair-value based method for all awards, net of related tax effects (1)	(2,113)	(6,354)	(15,113)

Pro forma net earnings (loss)	$(45,474)	$18,330	$(27,053)
Deemed dividends related to beneficial conversion of preferred stock, exchange of preferred stock and issuance of Series AA preferred stock	(556)	(49,629)	(990)

Proforma net loss available to common stockholders	$(46,030)	$(31,299)	$(28,043)

Basic and diluted net loss per share:
As reported	$(6.96)	$(2.44)	$(1.10)
Pro forma	$(7.24)	$(2.96)	$(2.35)

(1)	Pro forma compensation expense for 2005 includes $10,800,000 of additional expense related to the acceleration of vesting of options, as discussed more fully in Note 5.
          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2003	2004	2005
Estimated dividends	None	None	None
Expected volatility	190%	176%	108%
Risk-free interest rate	1.5%-2.5%	2.3%-3.3%	3.4% - 4.4%
Expected term (years)	3.21	3.08	3.03
     Reclassifications
          Certain reclassifications have been made to prior years’ balances to conform with the current year presentation.

EXABYTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 2 — Equipment, Product Tooling and Leasehold Improvements
          Equipment, product tooling and leasehold improvements consist of the following as of December 31:

	2004	2005
(In thousands)
Equipment and furniture	$12,172	$12,741
Product tooling	31,076	14,295
Leasehold improvements	142	142
Less accumulated depreciation and amortization	(40,789)	(24,458)

	$2,601	$2,720

          Depreciation expense totaled $3,688,000, $1,772,000 and $1,403,000 in 2003, 2004 and 2005, respectively.
Note 3 — Accrued Liabilities
          Accrued liabilities are comprised of the following as of December 31:

	2004	2005
(In thousands)
Compensation and benefits	$1,671	$1,395
Current portion of warranty costs	738	364
Deferred rent concessions	894	993
Litigation settlement	—	750
Liability related to modification of media distribution agreement	—	2,000
Other	1,714	1,210

	$5,017	$6,712

Note 4 — Debt
     Convertible Subordinated Notes
          On October 31, 2005, the Company completed the sale of $9,550,000 of 10% Secured Convertible Subordinated Notes (“Convertible Notes”) and warrants to purchase 4,775,000 shares of common stock. The Convertible Notes are payable interest only through 2010, at which time the principal amount is due in total. Interest on the Convertible Notes is payable quarterly in common stock of the Company. The principal amount of the Convertible Notes is convertible into common stock at $1.80 per share. The exercise price of the warrants, which have a five-year term, is also $1.80 per share. The conversion and exercise prices are subject to certain anti-dilution adjustments, including adjustments for sales of common stock or rights to acquire common stock at below the conversion and exercise prices in effect. The Convertible Notes are collateralized by a security interest in all of the Company’s assets and are subordinate to the security interest granted, and the indebtedness, under the Company’s line-of-credit agreement with Wells Fargo Business Credit, Inc. (“Wells Fargo”). The Company is obligated to use its best efforts to register the underlying common shares that would be issued upon conversion of the Convertible Notes and exercise of the warrants, as well as the number of shares that would be issued as interest over the term of the Convertible Notes. The Convertible Notes contain covenants which include, among other things, restrictions on the indebtedness and prepayments of indebtedness. Without the consent of two thirds of the outstanding principal amount of the Convertible Notes, the Company may not, among other things, incur any indebtedness for borrowed money that is not expressly

EXABYTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
subordinated to the Convertible Notes other than senior indebtedness to Wells Fargo and any subsequent refinancing thereof not to exceed $40.0 million, prepay any indebtedness for borrowed moneys or purchase or pay any dividends on any equity other than dividends on the Series AA Preferred Stock which are payable in shares of common stock. Events of default include a failure of the required registration statement for the common shares described above to be effective on or prior to the 180th day after the original issue date and certain lapses in the effectiveness of the registration statement. The Company must pay liquidated damages if the registration statement is not effective by the 150th day following the closing for the sale of the Convertible Notes and upon the occurrence of certain other events.
          The Convertible Notes may be prepaid at any time at the then outstanding principal amount. Under certain circumstances, including prepayment during a period of default (which includes a change of control) or in connection with a reorganization, a prepayment premium may be required; the premium is the greater of (1) 20% of the outstanding principal or (2) the excess over the principal amount of the product of the average market price of the common stock at the time multiplied by the number of common shares issuable upon the conversion of the Convertible Notes.
          As discussed more fully in Note 7, the basic conversion feature of the Convertible Notes, and the anti-dilution feature included therein, and the warrants were determined to be embedded and freestanding derivative financial instruments requiring separate accounting under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). The total estimated fair value of the derivatives was determined to be approximately $11,518,000 and, accordingly, the entire $9,550,000 of proceeds from the Convertible Notes were allocated to those derivative instruments, and the Convertible Notes were initially recorded net of discount equal to their face value. The discount will be amortized over the term of the Convertible Notes as additional interest expense using the effective interest method. Such amortization and additional interest expense totaled $318,000 for the period from October 31 to December 31, 2005. In addition, because the estimated fair value of the derivatives exceeded the total proceeds, the Company recorded a charge for other financing costs equal to the excess value, in the amount of $1,964,000, upon consummation of the Convertible Notes transaction.
     Line of Credit — Wells Fargo Business Credit, Inc.
          On March 9, 2005, the Company entered into a new asset-based line-of-credit agreement with Wells Fargo Business Credit, Inc. (“Wells Fargo”) which currently provides for borrowings of up to $20,000,000 based on 80% of eligible accounts receivable (as defined), and 25% of eligible finished goods inventory (as defined). Accordingly, borrowing availability under the line of credit varies based on the balances of accounts receivable and inventory throughout the month, quarter or year. Borrowings are secured by substantially all of the Company’s assets. This agreement matures on March 31, 2008, and replaced the loan agreement with Silicon Valley Bank, as described below, which was terminated in March 2005. Interest under the new agreement with Wells Fargo is currently being charged at the lender’s prime rate plus 2% (9.25% at December 31, 2005), and the agreement includes financial covenants and other restrictions relating to, among other things, operating results, the maintenance of minimum levels of net worth or deficit, limits on inventory levels with product distributors, limits on capital expenditures, liens, indebtedness, guarantees, investment in others and prohibitions on the payment of cash dividends on common or preferred stock. Events of default include a change in control. As of June 30, September 30, and December 31, 2005, the Company was in violation of covenants relating to operating results and maintenance of specified levels of net worth or deficit, and has received waivers of such violations. In connection with the waiver of the December 31, 2005 covenant violations, the interest rate was increased to the prime rate plus 3.5%. The outstanding balance under the line of credit was $3,652,000 at December 31, 2005.
     Line of Credit — Silicon Valley Bank
          On June 18, 2002, the Company entered into a $25,000,000 line of credit agreement (the “Agreement”) with Silicon Valley Bank (“SVB”) that originally expired in June 2005. As of December 28, 2002, the Company was not in compliance with certain financial covenants included in the Agreement which constituted an event of default. In February 2003, SVB agreed to forbear from exercising its remedies as a result of the default, and in April 2003, the Company entered into the Third Modification Agreement (“Third Modification”). The Third Modification provided for borrowings of up to $20,000,000, based on a specified percentage of eligible accounts receivable, as defined, and a percentage of specified inventory balances, also as defined in the Agreement, and

EXABYTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
overadvance guarantees by a shareholder and officer totaling $2,500,000. Collateral for all borrowings included substantially all assets of the Company and the maturity date of the Agreement was revised to September 30, 2003. Interest under the Third Modification was charged at a rate equal to the prime rate plus 5.25%. The Fourth Modification Agreement increased the overadvance guaranties from $2,500,000 to $2,750,000 effective July 18, 2003.
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
          In connection with the Third Modification, SVB had notified the Company that it was in an “over advance” state with respect to its line of credit, and that in order for SVB to continue to allow the Company to borrow against the line, the Company was required to cause its CEO and a significant shareholder (“Guarantors”) to agree to guarantee up to a maximum of $2,500,000 for advances in excess of the Company’s credit limit (the “Guaranties”). The Company, through an independent committee of its Board, negotiated agreements with the Guarantors, whereby the Guarantors agreed to such a guarantee in exchange for a specific number of shares of the Company’s common stock, as discussed below. In addition, SVB required that each of the Guarantors enter into a subordination agreement (“Subordination Agreement”), whereby each Guarantor agreed to subordinate to SVB: (1) all of the Company’s present and future indebtedness and obligations to the Guarantor; and (2) all of the Guarantor’s present and future security interests in the Company’s assets and property. Additional guaranties for $250,000 of excess borrowings were obtained from other shareholders in July 2003 under similar terms. The Guaranties were terminated in November 2003.
          As consideration for the Guaranties, the Company issued (pro-rata) 5,004,325 shares of its common stock in 2003, and 370,675 shares in 2004. The Company determined the fair value of the 5,375,000 shares based on the market price of the Company’s stock on the date the shares were earned by the Guarantors, and recorded $10,146,000 of stock-based interest-expense during 2003. The value of the total shares issued under the Guaranties was recorded as interest expense over the anticipated period that such Guaranties were in effect.
          In connection with the Third Modification, the Company issued SVB a fully vested, immediately exercisable and non-forfeitable warrant to purchase 200,000 shares of common stock at an exercise price of $1.05 per share pursuant to the Modification Agreement. This warrant was issued as compensation to SVB for continuing to allow access to an extended credit limit while the Company negotiated the series of Guarantee Agreements with its CEO and a significant investor, as discussed above. The Company determined the value of the warrants to be $159,000 based on the Black-Scholes option-pricing model with the following assumptions: no dividend yield, expected life — 7 years, volatility — 135%, and risk free interest rate — 3.5%. The fair value of the warrant was recognized as interest expense over the term of the Third Modification, which expired on September 30, 2003. The warrants were exercised in the first quarter of 2004.
     Notes Payable — Suppliers
          During the first quarter of 2003, the Company entered into agreements with four of its largest suppliers that converted certain accounts payable and accrued liability amounts outstanding at December 28, 2002, totaling $20,900,000, to unsecured notes payable. These amounts were originally due through 2005 and bore interest at rates

EXABYTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ranging from zero to 5%. At December 31, 2005, the remaining balance of $4,587,000 is due to one supplier, Hitachi, Ltd. (Hitachi). In November 2004 and November 2005, the payment terms for this note were restructured to provide for repayment through February 28, 2007, with interest at 2.1% through March 31, 2006 and 3.1% thereafter. In September 2003, the Company entered into restructuring and note payable agreements with a fifth supplier, Solectron Corporation (“Solectron”), for $8,991,000 which converted accounts payable and current inventory purchase commitments to a note payable bearing interest at 9%. In May 2004, the Company made a $2,020,000 prepayment on the Solectron note and revised the payment schedule. As of December 31, 2005, all inventory purchase commitments had been satisfied, and the total amount due to Hitachi and Solectron under the remaining notes payable — suppliers is $6,019,000 which is payable as follows: 2006 — $5,131,000 and 2007 — $888,000. The Company accounted for the modification of the liabilities under EITF 96-19, “Debtors Accounting for a Modification or Exchange of Debt Instruments” (“EITF 96-19”). In accordance with the provisions of EITF 96-19, the terms of the notes were not considered to be substantially different than the terms of the original liabilities.
     Note Payable — Lessor
          In September 2003, the Company entered into a note payable in the amount of $3,060,000 with the lessor of certain of its former office and manufacturing facilities, in settlement of all past and future amounts due under the lease for such facilities. The note is unsecured, and is payable interest only through September 2008, at which time the entire principal amount is due. The interest rate on the note at December 31, 2005 is 6.0% and this rate will continue until September 2007, at which time the rate increases to 10.0% for the final year of the note. Interest on the note was imputed at a rate of 9.0% over the term of the note and, accordingly, the note was recorded net of discount of $359,000. The 9.0% rate was considered to be a market interest rate based on other borrowings of the Company. The discount is being recognized over the term of the note as additional interest expense using the effective interest method.
          Interest expense totaled $12,859,000, $1,581,000 and $1,960,000 in 2003, 2004 and 2005, respectively.
Note 5 — Stock Compensation Plans
     Fixed Stock Option Plans
          The Company has several stock option plans which provide for the granting of options to employees, directors and consultants. Options available for grant under the plans are as follows: Incentive Stock Plan — 950,000, 1997 Non-Officer Stock Option Plan — 900,000, 2004 Stock Option Plan (“2004 Plan”) — 2,500,000, and the 2005 Stock Option Plan (“2005 Plan”) — 7,620,000. Options granted under the 2004 and 2005 Plans are non-qualified. Under all plans, options are granted at an exercise price not less than the fair market value of the stock on the date of grant. The options typically vest over periods of up to 50 months and expire 10 years after the date of grant, except in the event of the termination or death of the employee, whereupon vested shares must be exercised within 90 days or six months, respectively, or they are canceled. However, options may be fully or partially vested at the date of grant, as determined by the Board of Directors. In addition, the Company has granted 1,400,000 options to its CEO outside of the plans. Such options have the same terms and conditions as options granted under the plans described above.

EXABYTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          A summary of the status of the Company’s fixed stock option plans as of January 3, 2004, December 31, 2004 and 2005, and changes during the years then ended, is as follows:

	2003		2004		2005
	Shares	Weighted-Ave.	Shares	Weighted-Ave.	Shares	Weighted-Ave.
	(000s)	Exercise Price	(000s)	Exercise Price	(000s)	Exercise Price
Outstanding at beginning of year	1,902	$20.00	2,742	$8.30	4,132	$8.05
Granted at fair market value	1,444	2.20	1,549	8.30	6,666	1.19
Exercised	(2)	6.50	(32)	5.50	(18)	1.81
Forfeited	(602)	31.40	(127)	16.00	(264)	14.21

Outstanding at end of year	2,742	$8.30	4,132	$8.05	10,516	$3.56

Options exercisable at year end	763	$15.10	1,336	$10.20	8,764	$4.00
Weighted-average fair value of options granted during the year		$1.70		$7.10		$0.84
          The following table summarizes information about fixed stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
	Number
	Outstanding
	(000’s)	Weighted-Avg.	Weighted-Avg.	Number	Weighted-Avg.
	Range of	Remaining	Exercise	Exercisable	Exercise
	Exercise Prices	Contractual Life	Price	(000’s)	Price
$1.05 - 4.50	7,816	9.56	$1.27	6,066	$1.24
4.51 - 8.20	1,788	8.01	7.83	1,786	7.83
8.21 - 14.00	842	6.64	11.73	842	11.73
14.01 – 175.00	70	4.19	51.71	70	51.71

	10,516	9.03	$3.56	8,764	$4.00

          On December 1, 2005, the Board of Directors granted 6,522,500 stock options to the Company’s directors, officers and key employees with an exercise price of $1.15 per share and an expiration date of 10 years from the date of grant under the 2005 Plan. Approximately 5,374,000 (or 82%) of these options were fully vested on the date of grant, with the remainder vesting 2% per month over a 50-month period. The percentage of these options that were fully vested on the date of grant was consistent with the vesting status of all outstanding options prior to the adoption of the 2005 Plan.
          On September 9, 2005, the Compensation Committee of the Board of Directors of the Company approved the accelerated vesting of all unvested common stock options with exercise prices equal to or greater than 200% of the closing price of the Company’s common stock on September 9, 2005 ($2.00 per share). As a result, options with

EXABYTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
          The primary purpose of the accelerated vesting was to eliminate future compensation expense related to these options that the Company would otherwise recognize in its consolidated financial statements upon the adoption of SFAS 123R effective January 1, 2006. The Company estimates that the maximum aggregate future compensation expense that will be eliminated as a result of the accelerated vesting of these options is approximately $6.5 million, with $1.2 million in the fourth quarter of 2005, $3.3 million in 2006, $1.6 million in 2007 and $400,000 in 2008.
          A summary of the number of outstanding options, the number and percentage of options for which vesting was accelerated, and the weighted average exercise price of the accelerated options is as follows (share amounts in thousands) (unaudited):

			Percentage	Weighted
		Aggregate	of	average
		number of stock	aggregate	exercise
	Total	options for	number of	price of
	outstanding	which vesting	accelerated	accelerated
	options	was accelerated	options	options
Named Executive Officers (1)	1,908	710	43.5%	$10.60
Non-employee Directors	161	45	2.8%	$8.10

Total Executive Officers and Directors	2,069	755	46.3%	$10.40
All Other Employees	1,889	877	53.7%	$8.10

Total	3,958	1,632	100.0%	$9.20

(1)	Includes current executive officers, as named in the Company’s 2005 Proxy Statement filed with the Securities and Exchange Commission on June 15, 2005.
     Employee Stock Purchase Plan
          Under the Employee Stock Purchase Plan, the Company is authorized to issue up to 150,000 shares of common stock to its full-time employees, substantially all of whom are eligible to participate. Under the terms of the plan, employees may elect to have up to 15% of their gross salaries withheld by payroll deduction to purchase the Company’s common stock. The purchase price of the stock is 85% of the lower of market price at the beginning or end of each six-month participation period. Purchases are limited to 100 shares per employee per offering period. Employees purchased 2,100, 4,000 and 11,000 shares in 2003, 2004 and 2005, respectively.
          The fair value of each stock purchase plan grant is estimated on the date of grant using the Black-Scholes model with the following assumptions:

	2003	2004	2005
Estimated dividends	None	None	None
Expected volatility	190%	176%	106%
Risk-free interest rate	1.9%-2.2%	2.3%-3.1%	3.7% - 4.4%
Expected term (years)	0.5	0.5	0.5
Weighted-average fair value of purchase rights granted	$1.30	$5.90	1.53

EXABYTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 6 — Preferred Stock
          The Company has authorized and issued shares of the following series of Preferred Stock:
     Series AA Convertible Preferred Stock
          On May 3, 2004, the Company completed the sale of 25,000 shares of newly authorized Series AA Convertible Preferred Stock (“Series AA”) and warrants to purchase 750,000 shares of common stock for total gross proceeds of $25,000,000 (approximately $23,609,000 net of offering costs). The purchase price of the Series AA shares was $1,000 per share. The conversion price was initially $10.00 per share. The warrants had an exercise price of $10.00 per share and a term of five years. In connection with the sale of the Convertible Notes, the conversion price of all Series AA shares (including the shares received in the exchange described below) and the exercise price of the related warrants were adjusted to $1.80 per share. As a result of this adjustment to the conversion price, the Series AA shares are convertible into 24,949,000 common shares. The number of common shares issuable under the outstanding warrants was not affected by the sale of the Convertible Notes.
          In addition, in connection with the issuance of the Series AA, all shareholders of the Company’s existing Series H and Series I Preferred Stock exchanged those shares and accumulated dividends, for shares of the Series AA and common stock purchase warrants on an as converted common stock equivalent basis. Series AA shares and common stock warrants issued for the exchange totaled 19,909 shares and 597,271 warrants. In connection with the exchange, the Company agreed to accrue common stock dividends on the Series I Preferred shares through December 31, 2004. Accordingly, the Series I shareholders received the equivalent of an additional 70,856 shares of common stock as consideration for the exchange, and the Company recognized a deemed dividend equal to the fair value of the additional consideration, including the value of the common stock warrants received by the Series H and Series I shareholders, of approximately $4,225,000.
          Dividends on the Series AA shares are payable in common stock at an initial rate of 5%, with an increase to 8% after four years, 10% after five years and 12% thereafter. During 2004 and 2005, the Company issued approximately 286,000 and 1,186,000 common shares, respectively, as dividends on the Series AA shares. The Company has the right to force conversion of the Series AA shares, which are non-voting, at such time as the Company’s common stock has reached specified price parameters, subject to certain limitations. The Series AA shares have a liquidation preference equal to the issuance price, plus accumulated unpaid dividends and are subject to redemption based on the occurrence of certain conditional events. Based on certain of these redemption features, the Series AA has been recorded as temporary equity, until such time as the events or circumstances that could cause redemption are no longer applicable. Such events and circumstances generally relate to the Company’s ability to deliver registered shares to Series AA shareholders upon conversion, as provided in the related registration rights agreement. On August 27, 2004, the Company registered for resale the underlying common shares that would be issued upon conversion, as well as a specified number of common shares that would be issued as dividends on the Series AA shares and updated the registration statement on April 26, 2005. The Company is also obligated to use its best efforts to maintain a current registration statement in effect until such common shares can be sold without the use of the registration statement in May 2006.
          As discussed more fully in Note 7, the basic conversion feature of the Series AA, and the anti-dilution feature included therein, and the warrants were determined to be embedded and freestanding derivative financial instruments requiring separate accounting under SFAS 133. The estimated total fair value of the derivatives on May 3, 2004 was determined to be approximately $46,239,000 and, accordingly, the entire $44,909,000 carrying value of the Series AA has been allocated to those derivative instruments. In addition, because the estimated fair value of the derivatives exceeded the carrying value of the Series AA, the Company recorded a charge for other financing costs equal to the excess value, in the amount of $1,330,000, upon consummation of the Series AA transaction. As a result of the aforementioned allocation, the Company also recorded a deemed dividend in the amount of $44,909,000 to record the Series AA at stated and liquidation value. Such dividend was also recorded as a decrease in additional paid-in capital.
          The Company also evaluated the Series AA under the provisions of SEC Staff Accounting Bulletin No. 68, “Increasing Rate Preferred Stock,” (“SAB 68”), and determined that the Series AA should be recorded at fair value

EXABYTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
at the date of issuance based on a market dividend rate of 12%. Accordingly, the Series AA has been recorded net of discount of $7,463,000, which amount is being recognized as additional deemed dividends over the period from the date of issuance until May 2010, at which time the dividend rate is fixed at 12%. Such additional deemed dividends totaled $495,000 and $990,000 in 2004 and 2005, respectively.
     Series G Preferred Stock
          In November 2003, the sole stockholder of the Series G preferred stock exchanged such shares for approximately 251,500 shares of common stock. The number of common shares issued was in excess of the shares that would have been issued using the original conversion ratio and, accordingly, the Company recognized a deemed dividend equal to the fair value of the additional common shares issued of $556,000 in 2003.
     Series H Preferred Stock
          On November 9, 2001, the Company issued 9,650,000 shares of Series H preferred stock as part of the Agreement and Plan of Merger between the Company, Ecrix and certain investors. The original issue price of the Series H preferred stock was $1.00 per share. No dividends accrued with respect to the Series H preferred stock, although an adjustment to the conversion price was required to be made in the event a dividend or distribution payable in common stock was declared with respect to the common stock. In February 2004, three Series H Preferred Stock Shareholders converted 1,385,382 shares into 138,538 shares of common stock. In connection with the issuance of the Series AA Preferred Stock, all remaining Series H shareholders exchanged those shares for shares of the Series AA Preferred Stock and common stock warrants on an as converted common stock equivalent basis.
     Series I Preferred Stock
          On May 17, 2002, the Company issued 3,901,200 shares of Series I preferred stock at a price of $1.00 per share for net cash proceeds of $3,664,000. On July 31, 2002, the Company issued an additional 4,536,300 shares of Series I preferred stock at a price of $1.00 per share in exchange for net cash proceeds of $3,292,000 and the conversion of $1,051,000 in bridge loans and accrued interest. Included in the total 8,437,500 shares of Series I preferred stock issued were 37,500 shares issued as an introduction fee. As discussed in Note 11, the Company issued an additional 1,500,000 shares at $1.00 per share in November 2003. The Series I preferred shares were convertible into shares of common stock at a price of $5.965 per share.
          In October 2003, a preferred stockholder converted 616,500 shares of Series I Preferred Stock into approximately 103,000 shares of common stock. During the first four months of 2004, three preferred stockholders converted 2,883,500 shares of Series I Preferred Stock into approximately 556,000 shares of common stock.
          In connection with the issuance of the Series AA Preferred Stock, all shareholders of the Company’s existing Series I Preferred Stock exchanged those shares and accumulated dividends, for shares of the Series AA Preferred Stock and common stock purchase warrants on an as converted common stock equivalent basis.
Note 7 – Derivative Financial Instruments
          In connection with the issuance of the Series AA and the Convertible Notes, the Company evaluated the terms and conditions of both instruments, and the related warrants, in order to determine whether such terms and conditions and warrants represent embedded or freestanding derivative instruments under the provisions of SFAS 133 and Emerging Issues Task Force issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock (“EITF 00-19”).
          As a result of such evaluations, the Company determined that both the basic conversion feature, as well as the anti-dilution feature included therein, represent embedded derivative instruments within both the Series AA and the Convertible Notes host contracts. In addition, the Company determined that the warrants issued in connection with the Series AA and the Convertible Notes represent freestanding derivative instruments, and that all such derivative instruments meet the requirements for liability classification under EITF 00-19. This determination was

EXABYTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
primarily based on dividend and interest payments on the Series AA and Convertible Notes being payable in an indeterminable number of common shares. Also as a result of this evaluation, the warrants issued to Imation Corporation in connection with the modification of the Media Distribution Agreement discussed in Note 11 were determined to be freestanding derivative instruments. Accordingly, both the embedded and freestanding derivatives have been accounted for separately at estimated fair value under SFAS 133. The embedded derivatives are accounted for on a “bundled” basis in accordance with Statement 133 Implementation Issue No. B-15.
          There are two other provisions of the Series AA that are considered to be embedded derivatives; (1) the possible variable share settlement in the case of an involuntary triggering event that would require conversion to common stock based on a discounted percentage of the then applicable volume weighted average price, and (2) the 20% redemption premium that would result from a cash redemption required by a voluntary triggering event. The Company determined the probability of either of these events to be negligible and, accordingly the related value of these potential derivatives is not considered to be significant at December 31, 2005. The materiality of these items will be re-assessed in the future for financial reporting purposes.
          The estimated fair value of the derivative instruments at inception (the date at which all significant financial terms were finalized), December 31, 2004 and 2005 are as follows:

(in 000’s)	Series AA
	Conversion	Anti-dilution
	feature	feature	Total	Warrants	Total
Inception (May 3, 2004)	$32,847	$3,283	$36,130	$10,109	$46,239
December 31, 2004	6,669	2,443	9,112	2,053	11,165
December 31, 2005	13,498	2,424	15,922	748	16,670

	Convertible Notes
	Conversion	Anti-dilution
	feature	feature	Total	Warrants	Total
Inception (December 1, 2005)	$7,300	$564	$7,864	$3,650	$11,514
December 31, 2005	6,207	592	6,799	3,104	9,903

	Imation Warrants
	Conversion	Anti-dilution
	feature	feature	Total	Warrants	Total
Inception (December 1, 2005)	$—	$—	$—	$574	$574
December 31, 2005	—	—	—	487	487

	Total
	Conversion	Anti-dilution
	feature	feature	Total	Warrants	Total
December 31, 2004	$6,669	$2,443	$9,112	$2,053	$11,165
December 31, 2005	19,705	3,016	22,721	4,339	27,060
          The net change in estimated fair value for each period or year is included as a benefit (charge) in the statement of operations and totaled $35,074,000 and $(3,807,000) for the years ended December 31, 2004 and December 31, 2005, respectively.

EXABYTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          The basic conversion feature and warrants for both the Series AA and the Convertible Notes, as well as the Imation warrants, were valued using the Black-Scholes option-pricing model in a manner similar to a call option with the following assumptions:

	Series AA
	Inception	December 31, 2004	December 31, 2005
Estimated dividends	None	None	None
Expected volatility	155.0%	76.2%	111.5%
Risk-free interest rate	3.26%	3.21%	4.39%
Expected term (years)	5.00	4.33	3.33

	Convertible Notes and Imation Warrants
	Inception	December 31, 2005
Estimated dividends	None	None
Expected volatility	106.3%	111.5%
Risk-free interest rate	4.30%	4.39%
Contractual term (years)	4.92	4.83
          The anti-dilution feature for both the Series AA and the Convertible Notes were valued using a Probability Weighted Black-Scholes pricing model as a put option with a put-call-parity model with the following assumptions:

	Series AA
	Inception	December 31, 2004	December 31, 2005
Estimated dividends	None	None	None
Expected volatility	155.0%	76.2%	111.5%
Risk-free interest rate	3.26%	3.21%	4.39%
Expected term (years)	1.92 - 5.00	1.17 - 4.25	0.17 - 3.25
Estimated probability of a future dilutive financing transaction	10%	10%	10%

	Convertible Notes and Imation Warrants
	Inception	December 31, 2005
Estimated dividends	None	None
Expected volatility	106.3%	111.5%
Risk-free interest rate	4.30 – 4.35	4.39%
Expected term (years)	1.83 – 4.91	1.75 – 4.83
Estimated probability of a future dilutive financing transaction	10%	10%
          The estimated probability of a dilutive financing transaction is based on management’s combined estimate of the likelihood of such a transaction occurring during the eighteen months following the effective date of the registration statement covering the common shares underlying the Seris AA (full dilution adjustment period) and thereafter (weighted-average dilution adjustment period) and includes a consideration of the Company’s historical and forecasted operating results, liquidity, and the likelihood of other non-dilutive financing alternatives. The full dilution adjustment period expired in February 2006. During the period from May 3, 2004 through December 31, 2004, it was management’s determination that the proceeds of the Series AA offering would be sufficient to meet the Company’s forecasted liquidity needs for the foreseeable future. Accordingly, management assigned a 10% probability to a future dilutive financing transaction during either the full dilution adjustment period,

EXABYTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
or the subsequent weighted-average dilution adjustment period, as included in the terms of the Series AA. In the first quarter of 2005, the Company commenced discussions with a strategic partner regarding a potential future investment in the Company, which was not expected to result in a dilutive financing under the terms of the Series AA. These discussions were ongoing until the latter portion of July 2005, at which time such discussions effectively terminated. In August 2005, the Board of Directors authorized management to pursue additional financing, with the understanding that such financing would likely be dilutive. Upon such authorization, and based on an evaluation of investment alternatives for micro-cap companies such as Exabyte, management increased the probability of a dilutive financing from 10% to 90%. This change in estimate increased the estimated fair value of the related derivative liability, resulting in a charge of $25,970,000 in the third quarter of 2005. Upon completion of the Convertible Notes transaction on October 31, 2005, the likelihood of an additional future dilutive transaction was again considered nominal, and the estimated probability of a weighted average dilution adjustment was decreased to 10% at December 31, 2005, thereby resulting in a benefit of $21,372,000 in the fourth quarter of 2005.
Note 8 — Restatement of Previously Issued Financial Statements
          In connection with the preparation of its fiscal 2005 consolidated financial statements, and the evaluation of the accounting treatment for the sale of the Convertible Notes in October 2005 and the related impact on the accounting for the Series AA issued in 2004, the Company reviewed its original accounting for the Series AA transaction. Upon completion of such evaluation and review, it was determined that the accounting for the Series AA transaction should be revised, whereby the Series AA will be classified as temporary equity, rather than permanent equity. This determination was based on a re-evaluation of certain conditional redemption features within the Series AA instrument and their impact on the classification of the Series AA. The events and circumstances that may not be solely within the Company’s control and that could result in the Series AA being redeemable generally relate to the Company’s ability to: (1) deliver registered shares to Series AA holders in a number of circumstances or (2) pay amounts owed as the result of the occurrence of an “Event” as defined in the registration rights agreement entered into between the Company and the Series AA purchasers. Events under the registration rights agreement generally relate to maintaining an effective registration statement covering the common shares underlying the Series AA and related warrants. In addition, it was determined that the Series AA basic conversion feature, and the anti-dilution feature included therein, should be separately accounted for as embedded derivatives and the Series AA warrants should be separately accounted for as a freestanding derivative under SFAS 133. It was also determined that all such derivative instruments meet the requirements for liability, rather than equity, classification under EITF 00-19. These features and warrants were not originally accounted for as derivative liabilities.
          In the restated financial statements, the derivative instruments have been recorded initially at an estimated fair value of $46,239,000, with subsequent adjustments to the future estimated fair value included in the statement of operations. Further, upon allocation of the entire carrying value of the Series AA in the amount of $44,909,000 to the derivative liabilities, a deemed dividend (and decrease in additional paid-in-capital) in the amount of $44,909,000 was recorded to restore the Series AA to the stated liquidation value. To the extent that the fair value of the derivative liabilities exceeded the carrying value of the Series AA, a charge for other financing costs equal to such excess amount of $1,330,000 was recorded upon the consummation of the Series AA transaction. No such deemed dividend or charge were originally recorded. Finally, the Company determined that the provisions of SAB 68 should be applied to the Series AA instrument, resulting in a discount on the Series AA in the amount of $7,463,000 and an increase in deemed dividends resulting from the amortization of such discount in the amount of $495,000 in 2004. Adjustments to record the derivative liabilities at the estimated fair value and the amortization of the discount on the Series AA were also necessary for the first three quarters of 2005.

EXABYTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          As a result of the above revisions, the consolidated financial statements as of and for the three months ended June 30, September 30, and December 31, 2004, and March 31, June 30 and September 30, 2005 and for the year ended December 31, 2004 have been restated to reflect the revised accounting treatment, as follows (in thousands, except per-share data):

	As of or for the three months ended
	June 30, 2004		September 30, 2004		December 31, 2004
	As	As	As	As	As	As
	reported	restated	reported	restated	reported	restated
Statement of Operations:
Net revenue	$26,620	$26,620	$23,566	$23,566	$25,726	$25,726
Gross Profit	7,447	7,447	4,962	4,962	6,559	6,559
Loss from operations	(1,130)	(1,130)	(3,514)	(3,514)	(1,216)	(1,216)
Change in estimated fair value of derivative financial instruments	—	(3,961)	—	30,387	—	8,648
Other financing costs	—	(1,330)	—	—	—	—
Net earnings (loss)	(456)	(5,747)	(3,881)	26,507	(2,267)	6,380
Deemed dividends — issuance of Series AA and amortization of related discount	—	(45,024)	—	(181)	—	(199)
Net earnings (loss) available to common shareholders	(4,681)	(54,996)	(3,881)	26,326	(2,267)	6,181
Basic earnings (loss) per share	(0.44)	(5.12)	(0.37)	2.41	(0.20)	0.56
Diluted loss per share	(0.44)	(5.12)	(0.37)	(0.24)	(0.20)	(0.14)

Balance Sheet:
Current assets	$35,972	$35,972	$28,635	$28,635	$29,093	$29,093
Current liabilities	26,561	26,561	21,925	21,925	26,105	26,105
Notes payable, less current portion	8,217	8,217	10,090	10,090	9,183	9,183
Derivative financial instruments, at estimated fair value	—	50,200	—	19,813	—	11,165
Deferred revenue and other non-current liabilities	17,694	17,694	16,757	16,757	16,443	16,443
Series AA convertible preferred stock, net	—	37,561	—	37,742	—	37,941
Stockholders’ deficit	(5,625)	(93,386)	(9,484)	(67,039)	(11,752)	(60,858)

EXABYTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of or for the year
	ended
	December 31, 2004
	As	As
	reported	restated
Statement of Operations:
Net revenue	$102,051	$102,051
Gross Profit	25,054	25,054
Loss from operations	(7,973)	(7,973)
Change in estimated fair value of derivative financial instruments	—	35,074
Other financing costs	—	(1,330)
Net earnings (loss)	(9,914)	23,830
Deemed dividends — issuance of Series AA and amortization of related discount	—	(45,404)
Net loss available to common shareholders	(14,139)	(25,799)
Basic and diluted loss per share	(1.34)	(2.44)

Balance Sheet:
Current assets	$29,093	$29,093
Current liabilities	26,105	26,105
Notes payable, less current portion	9,183	9,183
Derivative financial instruments, at estimated fair value	—	11,165
Deferred revenue and other non-current liabilities	16,443	16,443
Series AA convertible preferred stock, net	—	37,941
Stockholders’ deficit	(11,752)	(60,858)

EXABYTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of or for the three months ended
	March 31, 2005		June 30, 2005		September 30, 2005
	As	As	As	As	As	As
	reported	restated	reported	restated	reported	restated
Statement of Operations:
Net revenue	$24,623	$24,623	$23,776	$23,776	$21,306	$21,306
Gross Profit	7,168	7,168	7,068	7,068	5,822	5,822
Loss from operations	(785)	(785)	(889)	(889)	(2,049)	(2,049)
Change in estimated fair value of derivative financial instruments	—	5,099	—	(4,311)	—	(25,972)
Net earnings (loss)	(931)	4,168	(2,207)	(6,517)	(2,296)	(28,268)
Deemed dividends – amortization of discount on Series AA	—	(217)	—	(237)	—	(257)
Net earnings (loss) available to common shareholders	(931)	3,951	(2,207)	(6,754)	(2,296)	(28,525)
Basic earnings (loss) per share	(0.08)	0.35	(0.19)	(0.59)	(0.20)	(2.44)
Diluted loss per share	(0.08)	(0.06)	(0.19)	(0.59)	(0.20)	(2.44)

Balance Sheets:
Current assets	$28,970	$28,970	$26,638	$26,638	$22,546	$22,546
Current liabilities	29,047	29,047	30,843	30,843	30,651	30,651
Notes payable, less current portion	7,410	7,410	6,078	6,078	4,827	4,827
Derivative financial instruments, at estimated fair value	—	6,066	—	10,377	—	36,349
Deferred revenue and other non-current liabilities	16,059	16,059	15,510	15,510	15,039	15,039
Series AA convertible preferred stock, net	—	38,158	—	38,395	—	38,652
Stockholders’ deficit	(12,644)	(56,868)	(14,794)	(63,566)	(17,045)	(92,046)
          The aforementioned revisions did not result in an adjustment to net cash provided or used by operating, investing or financing activities for any of the periods or year presented above.

EXABYTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 9 — Income Taxes
          Earnings (loss) before income taxes is subject to tax in the following jurisdictions:

	2003	2004	2005
(In thousands)		(as restated)

Domestic	$(42,749)	$24,943	$(11,007)
Foreign	(855)	(1,066)	(903)

	$(43,604)	$23,877	$(11,910)

          The expense from income taxes consists of the following:

	2003	2004	2005
(In thousands)		(as restated)

Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	88	47	160

	$88	$47	$160

          Total income tax benefit differs from the amount computed by applying the U.S. federal income tax rate of 35% to loss before income taxes for the following reasons:

	2003	2004	2005
(In thousands)		(as restated)

U.S. federal income tax expense (benefit) at statutory rate	$(15,261)	$8,343	$(4,217)
State income taxes, net of federal benefit	(1,390)	814	(167)
Change in fair value of derivative financial instruments	—	(12,924)	2,210
Valuation allowance	16,381	3,330	1,963
Foreign taxes in excess of 35%	88	47	160
Other	270	437	211

	$88	$47	$160

EXABYTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          The Company’s deferred tax asset at December 31 is attributable to the following:

	2004	2005
(In thousands)	(as restated)
Current assets:
Warranty reserve	$1,365	$1,289
Allowance for uncollectible accounts receivable	727	909
Reserves for excess or obsolete inventory	3,615	3,043
Other	2,512	1,429

	8,219	6,670
Less: valuation allowance	(8,219)	(6,670)

	$—	$—

Noncurrent assets:
Net operating loss carry forwards	$79,613	$91,986
Deferred revenue	6,262	2,201
Equipment and leasehold improvements	2,179	2,433
Credit carry forwards	4,774	4,774
Goodwill	358	244
Capitalized research and development for tax purposes	28,047	23,855
Other	2,302	1,632

	123,535	127,125
Less: valuation allowance	(123,535)	(127,125)

	$—	$—

          At December 31, 2004 and 2005, the Company has recorded a deferred tax valuation allowance equal to 100% of total deferred tax assets. In recording this allowance, management has considered a number of factors, but primarily, the Company’s cumulative operating losses over prior years and the uncertainty regarding future profitability. Management has concluded that a valuation allowance is required for 100% of the total deferred tax asset as it is more likely than not that such asset will not be realized.
          At December 31, 2005, the Company had incurred domestic net operating loss carryforwards of approximately $239,000,000 which expire between 2006 and 2025. Under the Tax Reform Act of 1986, the amount of, and the benefit from, net operating losses that can be carried forward is limited due to a cumulative ownership change of more than 50% over a three-year period, which occurred in November 2001 in connection with the Ecrix acquisition. The portion of Exabyte’s and Ecrix’s pre-business combination tax carryovers, totaling $153,000,000, that can be utilized in any one taxable year for federal tax purposes is limited to approximately $1.2 million per year through 2021. Ownership changes after December 31, 2005 could further limit the utilization of the Company’s remaining net operating loss carryforward of $86,000,000, in addition to any losses incurred subsequent to December 31, 2005. As of December 31, 2005, the Company had approximately $105,000,000 of total net operating loss carryforwards that may be used to offset future taxable income.

EXABYTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 10 — Workforce Reductions
          Workforce reductions in 2003, 2004 and 2005 are summarized as follows:
     2003
          During 2003, the Company terminated employment of 170 full- and part-time employees. These terminations affected employees in all areas of the Company including the sales, engineering and administrative functions and included terminations of certain employees located in Europe. In addition, certain of these terminations related to the outsourcing of the Company’s repair and service function. The Company paid all severance related to these terminations during 2003, which totaled approximately $549,000 and is primarily recorded in operating expenses.
     2004
          During the fourth quarter of 2004, the Company terminated employment of 34 full- and part-time employees. These terminations affected employees in all areas of the Company including the sales, engineering and administrative functions and included terminations of certain employees located in Europe. In addition, certain of these terminations related to the outsourcing of the Company’s technical support function. The Company paid all severance related to these terminations during 2004, which totaled approximately $251,000 and is primarily recorded in operating expenses.
     2005
          During the third quarter of 2005, the Company terminated employment of seven full and part-time employees, primarily related to the European sales function. In addition, the Company adopted a plan to revise its corporate structure in Europe. All severance and benefit payments for these employees were defined and communicated during the quarter. As of September 30, 2005, the Company accrued $470,000 related to the workforce reduction and reorganization, which consists primarily of severance, benefits, and legal fees associated with the terminations. As of December 31, 2005, $129,000 of this amount is unpaid, is included in accrued liabilities, and is expected to be paid in total by June 30, 2006.
Note 11 — Media Distribution Agreement
          On November 7, 2003, the Company entered into the MDA with Imation Corporation (“Imation”) whereby the Company granted Imation the exclusive worldwide marketing and distribution rights for the Company’s proprietary removable data storage media. In exchange for such rights, Imation paid the Company a distribution fee of $18,500,000, all of which was received by December 31, 2003. The Company agreed to grant Imation a second security interest in its intellectual property to secure the Company’s obligations under the MDA and a seat as an observer on the Company’s Board of Directors. The MDA has an indefinite term, but provides for termination by Imation upon 180 days’ prior written notice to the Company, or upon a material default by either party. If Imation terminates the MDA because of a material default by Exabyte during the first ten years of the MDA, the Company must pay Imation a prorated portion of the distribution fee based on a ten-year period. If the MDA is terminated by Imation, the Company is not obligated to refund any portion of the distribution fee. The MDA provided for discounted sales prices to Imation, such that Imation was able to obtain a gross margin of at least 25% on sales to third parties. In addition, on November 7, 2003, Imation purchased 1,500,000 shares of the Company’s Series I Preferred Stock for $1,500,000 which were exchanged for Series AA Preferred shares in May 2004.
          On October 31, 2005, the Company entered into an Amendment of the MDA (“Amendment”), whereby the sales prices to Imation will be adjusted such that Imation will be able to obtain a gross margin of 8% on sales to third parties during the period from January 1, 2006 through December 31, 2006, and a gross margin of 10% thereafter. As consideration for the revision of the gross margin and to adjust the initial distribution fee, the Company agreed to provide the following to Imation; (1) a $5,000,000 note payable, bearing interest at 10% beginning January 1, 2006, with interest only payments through 2007 and equal quarterly principal and interest

EXABYTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
payments commencing on March 31, 2008 and continuing through December 31, 2009, (2) 1,500,000 shares of common stock and warrants to purchase 750,000 shares of common stock of the Company at $1.80 per share and (3) a $2,000,000 cash payment or credit to be applied against product purchases by Imation subsequent to January 1, 2006. The Amendment also decreased the amount of the distribution fee that would be required to be repaid to Imation due to a termination of the MDA to $8,500,000. In addition, on October 31, 2005, Imation loaned $2,000,000 to the Company under a note payable which bears interest at 10% and is payable interest only through December 15, 2006, at which time the principal amount is due in total. In connection with the $5,000,000 and $2,000,000 notes, the Company granted Imation a security position in substantially all of the Company’s assets. These notes are subordinated to the security interests of, and indebtedness to, Wells Fargo and the holders of the Convertible Notes. The $5,000,000 note is subject to mandatory full or partial prepayment should the Company complete a future financing for specified amounts prior to the scheduled repayment term. The warrants have substantially the same terms as the warrants issued in connection with the Convertible Notes, were valued using the assumptions discussed in Note 7, and have been recorded as a derivative liability in the accompanying consolidated balance sheet. The Company is obligated to use its best efforts to register the common shares issued to Imation and issuable upon exercise of the warrants provided to Imation. The consideration provided to Imation totaling $10,423,000, including the value of the warrants of $573,000 was recorded as an adjustment of the initial distribution fee and a reduction of deferred revenue originally recorded at the inception of the MDA. As of December 31, 2005, the deferred revenue balance related to the distribution fee is approximately $4,223,000.
Note 12 — Commitments and Contingencies
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

(In thousands)
2006	$903
2007	852
2008	873
2009	866
2010	439

$3,933

          Rent expense aggregated $6,022,000, $1,727,000 and $1,610,000 in 2003, 2004 and 2005, respectively.
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

EXABYTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
          In addition, as of December 31, 2005, the Company has issued irrevocable letters-of-credit in favor of certain suppliers totaling $750,000, of which $250,000 expires June 30, 2006 and $500,000 expires December 31, 2006.
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
Note 13 — Lease Terminations
          During the second and third quarters of 2003, the Company was in default under three lease agreements for facilities due to delinquent rental payments. For the first property, which included the Company’s headquarters, the lessor terminated the original lease and a subsequent short-term lease on June 30, 2003, and the Company ceased use of the building on that date. Remaining lease payments under the original lease totaled approximately $1,600,000. The lessor under this lease had commenced litigation against the Company and claimed damages relating to the rental default and an alleged failure to maintain the leased premises.

EXABYTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Note 14 — Employee Benefit Plan
          The Company maintains a qualified Section 401(k) Savings Plan which allows eligible employees to contribute up to 15% of their salaries on a pre-tax basis. There were no matching contributions by the Company in 2003, 2004 or 2005. Company contributions are fully vested after four years of employment.
Note 15 — Concentration of Credit Risk and Significant Customers
          The Company’s customers include Original Equipment Manufacturers, resellers, distributors and end users. The Company is subjected to credit risk from accounts receivable with customers. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. At December 31, 2004 and 2005 and for the three years ended December 31, 2005, significant customers as a percentage of accounts receivable and revenue were as follows:

	Accounts Receivable		Revenue
	December 31,	December 31,	Fiscal Year Ended
	2004	2005	2003	2004	2005
Imation	28.1%	29.7%	8.8%	39.8%	40.6%
Tech Data	13.1	26.1	16.2	10.5	16.1
Ingram-Micro	17.8	22.5	16.0	9.0	11.7
Fujitsu Siemens	12.9	14.8	5.9	8.7	9.8
IBM	17.2	6.3	6.8	12.9	8.5
          No other customers accounted for more than 10% of accounts receivable or revenue in 2003, 2004 or 2005.
Note 16 — Segment, Geographic and Sales Information
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

EXABYTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          The following table details revenue from external customers by geographic area for the following fiscal years:

(In thousands)	2003	2004	2005
United States	$65,075	$72,611	$63,322
Europe	21,329	23,292	24,129
Asia Pacific	7,241	4,614	3,148
Other	524	1,534	369

	$94,169	$102,051	$90,968

          The following table details revenue by product line for the following fiscal years:

(In thousands)	2003	2004	2005
Drives	$28,415	$32,666	$20,685
Automation	13,444	24,036	33,431
Media	44,457	41,146	35,705
Service and other	9,077	7,413	5,355
Sales allowances	(1,224)	(3,210)	(4,208)

	$94,169	$102,051	$90,968

Note 17 — Quarterly Information (Unaudited)

	2004
(In thousands, except per share data, and as restated – see Note 8)	Q1	Q2	Q3	Q4
Net revenue	$26,139	$26,620	$23,566	$25,726
Gross profit	6,086	7,447	4,962	6,559
Net earnings (loss)	(3,310)	(5,747)	26,507	6,380
Net earnings (loss) available to common stockholders	(3,310)	(54,996)	26,326	6,181
Basic earnings (loss) per share	(0.34)	(5.12)	2.41	0.56
Diluted loss per share	(0.34)	(5.12)	(0.24)	(0.14)

	2005
(In thousands, except per share data, and as restated – see Note 8)	Q1	Q2	Q3	Q4
Net revenue	$24,623	$23,776	$21,306	$21,263
Gross profit	7,168	7,068	5,822	5,515
Net earnings (loss)	4,168	(6,518)	(28,268)	18,549
Net earnings (loss) available to common stockholders	3,951	(6,755)	(28,525)	18,270
Basic earnings (loss) per share	0.35	(0.59)	(2.44)	1.37
Diluted loss per share	(0.06)	(0.59)	(2.44)	(0.05)

EXABYTE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 18 — Recent Accounting Pronouncements
          In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). The FASB revised FIN No. 46 in December 2003 (“FIN 46R”). Pursuant to FIN 46R, the effective date for applying certain provisions is deferred. FIN 46 provides guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as variable-interest entities. The Company will apply the provisions of FIN 46 prospectively to any variable interest entities created after January 31, 2003. Since the Company does not have any current interests in any variable interest entities, the adoption of this interpretation did not have a significant impact on the Company’s 2003 financial condition or results of operations.
          In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, certain financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS 150 shall be effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The FASB issued FASB Staff Position (“FSP”) 150-3 on November 7, 2003 to defer the effective date for applying the provisions of SFAS No. 150 for certain mandatorily redeemable non-controlling interests. The Company does not expect the provisions of this statement to have a significant impact on its current or prospective financial statements.
          In December 2003, the SEC issued Staff Accounting Bulletin No. 104, Revenue Recognition, (“SAB 104”) which supercedes SAB 101, Revenue Recognition in Financial Statements. SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements and to rescind the SEC s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (“FAQ”) issued with SAB 101. Selected portions of the FAQ have been incorporated into SAB 104. The adoption of SAB 104 did not have a material impact on the Company s revenue recognition policies.
          In December 2004, FASB issued Statement No. 123 (revised 2004), Share-Based Payment (“Statement 123(R)”). Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation (“Statement 123”), and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Statement 123(R) requires an entity to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees in the income statement over the vesting period. The revised Statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates an entity’s ability to account for share-based compensation transactions using the intrinsic value method of accounting in APB Opinion No. 25, which was permitted under Statement 123, as originally issued. The revised Statement requires both public and nonpublic entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements. Statement 123(R) was originally effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. On April 14, 2005, the SEC announced that it will permit companies to implement 123(R) at the beginning of their next fiscal year after June 15, 2005. The Company adopted the provisions of SFAS 123R effective January 1, 2006.
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
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaces APB No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate that the adoption of SFAS 154 will have a material impact on its consolidated balance sheets and statements of operations, shareholders’ equity and cash flows.
     In February 2006, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 155 (SFAS No. 155), “Accounting for Certain Hybrid Financial Instruments—An Amendment of FASB Statements No. 133 and 140”, to simplify and make more consistent the accounting for certain financial instruments. Specifically, SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. Prior to fair value measurement, however, interests in securitized financial assets must be evaluated to identify interests containing embedded derivatives requiring bifurcation. The amendments to SFAS No. 133 also clarify that interest-only and principal-only strips are not subject to the requirements of the SFAS, and that concentrations of credit risk in the form of subordination are not embedded derivatives. Finally, SFAS No. 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-lived Assets”, to allow a qualifying special-purpose entity (SPE) to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with earlier application allowed. The Company does not anticipate that the adoption of this statement to have a material impact on its consolidated financial statements.

(A) 3. EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger among Exabyte Corporation, Bronco Acquisition, Inc., Ecrix Corporation, Certain Lenders, and Certain Investors, Dated as of August 22, 2001 (1)

3.1	Restated Certificate of Incorporation (3)

3.2	2001 Amendment to Restated Certificate of Incorporation (4); and 2003 Amendment to Article Fourth of Restated Certificate of Incorporation (20)

3.3	By-laws of the Company, as amended (5)

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series AA Convertible Preferred Stock (6)

4.1	Article Fourth of the Restated Certificate of Incorporation (included in Exhibits 3.1 and 3.2)

4.2	Article 1 of the By-laws of Exabyte Corporation, as amended (included in Exhibit 3.3)

4.3	Specimen stock certificate of Exabyte (1)

4.4	Form of Common Stock Purchase Warrant, May 2004 (6)

4.5	Form of Common Stock Purchase Warrant issued to Convertible Noteholders, November 2005 (7)

4.6	Form of Common Stock Purchase Warrant issued to Imation Corporation, November 2005 (7)

**10.1	Incentive Stock Plan, as amended and restated on September 11, 2002 (8)

**10.2	Stock Option Agreement used in connection with the Incentive Stock Plan (20)

**10.3	1990 Employee Stock Purchase Plan (9)

**10.5	Form of participation agreement used in connection with the 1990 Employee Stock Purchase Plan (11)

**10.6	1997 Non-officer Stock Option Plan, as amended and restated on January 19, 2001 (12)

**10.7	Stock Option Agreement used in connection with the 1997 Non-Officer Stock Option Plan (10)

**10.8	2004 Exabyte Corporation Stock Option Plan (13)

**10.9	Form of Stock Option Agreement used in connection with the 2004 Stock Option Plan (13)

10.10	Form of Indemnity Agreement entered into by the Company with each director and executive officer of the Company (13)

*10.11	Manufacturing and Purchase Agreement, dated March 1, 2001, among Hitachi, Ltd., Nihon Exabyte Corporation and Exabyte Corporation (14)

10.12	Exabyte Purchase Agreement between the Company and Singapore Shinei Sangyo PTE., Ltd., dated February 3, 1999 (1)

10.13	Amendment #A01 to Purchase Agreement between the Company and Singapore Shinei Sangyo, dated January 24, 2001 (1)

10.14	Supplier Managed Inventory Agreement between the Company and Singapore Shinei Sangyo, dated January 24, 2001 (20)

10.15	Lease Agreement between Industrial Housing Company LLC and Ecrix Corporation, dated December 14, 1998, as amended (2)

10.16	Lease Agreement between Cottonwood Farms Ltd. and Ecrix Corporation, dated September 7, 1999, as amended (2)

10.17	Amendment to Lease between Cottonwood Land and Farms, Ltd. and Ecrix Corporation, dated April 15, 2000 (2)

*10.18	Exabyte Payment and Repayment Plan Memorandum of Understanding, by and between Exabyte Corporation and Nihon Exabyte Corporation, and Hitachi, Ltd., dated February 14, 2003 (8)

10.19	Amendment dated November 1, 2005 to the Memorandum of Understanding, by and between the Company and Hitachi, Ltd., originally dated February 14, 2003 (15)

*10.20	Exabyte Payment and Repayment Plan, among the Company, Nihon Exabyte Corporation and Hitachi, Ltd., dated August 25, 2003 (16)

*10.21	Agreement for Debt Restructuring and Modification of Manufacturing Terms, among the Company, Solectron Corporation and Shinei International Pte. Ltd., dated September 1, 2003 (16)

Exhibit - 1

Exhibit Number	Description
*10.22	Manufacturing Service Agreement, among the Company and Solectron Corporation, dated May 28, 2004 (13)

*10.23	Depot Repair Services Agreement, among the Company and Teleplan Service Logistics, Inc., dated June 2003 (16)

*10.24	Amendment #A01 to Depot Repair Services Agreement, among the Company and Teleplan Service Logistics, Inc., dated October 2004 (13)

*10.25	Settlement Agreement, among the Company and 1685-1775 38th St, LLC, dated November 4, 2003 (16)

10.26	Lease Termination Agreement, among the Company and Eastpark, LLC f/k/a Eastpark Associates, Ltd., dated September 26, 2003 (16)

10.27	Promissory Note among the Company and Eastpark, LLC f/k/a Eastpark Associated Ltd., dated September 1, 2003 (16)

*10.28	Media Distribution Agreement, by and between Exabyte Corporation and Imation Corp, dated November 7, 2003 (17)

10.29	Amendment No. 2 to Media Distribution Agreement, by and between Exabyte Corporation and Imation Corporation with forms of the $5,000,000 Note and $2,000,000 Note (7)

*10.30	Software License and Maintenance Agreement, by and between Exabyte Corporation and MSS Technologies, Inc., dated November 26, 2003 (17)

*10.31	Manufacturing and Purchase Agreement, by and between Exabyte Corporation and ESGW International Limited, dated January 20, 2004 (13)

*10.32	Joint Development Agreement, by and between the company and Hitachi, Ltd., dated June 2004 (13)

10.33	Form of Exchange Agreement executed by holders of Exabyte Corporation Series H Preferred Stock (6)

10.34	Form of Exchange Agreement executed by holders of Exabyte Corporation Series I Preferred Stock (6)

10.35	Securities Purchase Agreement, dated as of April 30, 2004, by and between Exabyte Corporation and each of the Purchasers (6)

10.36	Registration Rights Agreement, dated as of May 3, 2004, by and between Exabyte Corporation and each of the Purchasers (6)

*10.37	Credit and Security Agreement, by and between the Company and Wells Fargo Business Credit, Inc., dated March 9, 2005 (13)

10.38	Amendment No. 1 dated August 12, 2005 to the Credit and Security Agreement by and between the Company and Wells Fargo Business Credit, Inc., dated March 9, 2005 (18)

10.39	Second Amendment (dated October 31, 2005) to the Credit and Security Agreement between the Company and Wells Fargo Bank, National Association acting through its Wells Fargo Business Credit division (7)

10.40	Securities Purchase Agreement, dated as of October 31, 2005, by and between Exabyte Corporation and each of the Purchasers (7)

10.41	Registration Rights Agreement, dated as of October 31, 2005, by and between Exabyte Corporation and each of the Purchasers (7)

10.42	Security Agreement, dated October 31, 2005, by and between Exabyte Corporation and each of the Purchasers (7)

10.43	Intercreditor Agreement, dated October 31, 2005, among Exabyte Corporation, Wells Fargo Bank, Purchasers of the Convertible Notes and Imation (7)

10.44	Amendment No. 1 to the Series AA Securities Purchase Agreement, effective as of October 5, 2005, among the Company and certain Purchasers of the Series AA Preferred Stock (7)

10.45	Agreement for Issuance of Stock, dated as of October 31, 2005, between Exabyte Corporation and Imation Corp. (7)

**10.46	Employment letter agreement, dated May 30, 2002, between Exabyte and Mr. Ward (19)

**10.47	Investment letter agreement, dated May 30, 2002, between Exabyte and Mr. Ward, with approval of other Series I preferred purchasers to be obtained (19)

**10.48	Exabyte Corporation Non-Statutory Stock Option Agreement, dated June 3, 2002 between Exabyte and Mr. Ward (19)

**10.49	Exabyte Corporation Non-Statutory Stock Option Agreement, dated August 22, 2003 between Exabyte and Mr. Ward (20)

Exhibit - 2

Exhibit Number	Description

**10.50	Extension dated July 29, 2005 of employment letter agreement between Exabyte and Mr. Ward (20)

21.1	List of Subsidiaries

23.1	Consent of PricewaterhouseCoopers LLP

23.2	Consent of Ehrhardt Keefe Steiner & Hottman P.C.

24.1	Power of Attorney. Reference is made to the signature page.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certification

*    Certain portions of this exhibit have been omitted pending a determination on a request for confidential treatment thereof by the Company.
**   Indicates management contracts or compensation plans or arrangements filed pursuant to Item 601(b)(10) of Regulation S-K.
(1)	Filed as an Exhibit to the Company’s Registration Statement on Form S-4, filed with the SEC on September 21, 2001, and incorporated herein by reference.
(2)	Filed as an Exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-4, filed with the SEC on October 5, 2001, and incorporated herein by reference.
(3)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1 (Registration No. 33-30941) filed with the Securities and Exchange Commission (the “SEC”) on September 8, 1989 or Amendments Nos. 1 and 2 thereto (filed on October 12, 1989 and October 16, 1989 respectively), and incorporated herein by reference.
(4)	Filed as an Exhibit to the Company’s Registration Statement on Form S-8A/A filed with the SEC on June 7, 2002 and incorporated herein by reference.
(5)	Filed as an Exhibit to the Company’s Registration Statement on Form 8-A/A filed with the SEC on June 7, 2002 and incorporated herein by reference.
(6)	Filed as an Exhibit to the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2004, and incorporated herein by reference.
(7)	Filed as an Exhibit to the Company’s Form 8-K filed with the SEC on November 1, 2005, and incorporated herein by reference.
(8)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K, filed with the SEC on March 28, 2003, and incorporated herein by reference.
(9)	Filed as an Exhibit to the Company’s Registration Statement on Form S-8 (Registration No. 333-09279), as filed with the SEC on June 16, 2000 and incorporated herein by reference.
(10)	Filed as an Exhibit to the Company’s Registration Statement on Form S-8 (Registration No. 333-73011), as filed with the SEC on March 1, 2000, and incorporated herein by reference.
(11)	Filed as an Exhibit to the Company’s Registration Statement on Form S-8 (Registration No. 33-33414), as filed with the SEC on February 9, 1990 and incorporated herein by reference.
(12)	Filed as an Exhibit to the Company’s Registration Statement on Form S-8 (Registration No. 333-67464), as filed with the SEC on August 14, 2001, and incorporated herein by reference.
(13)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K, filed with the SEC on March 21, 2005, and incorporated herein by reference.
(14)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K, filed with the SEC on April 27, 2001, and incorporated herein by reference.
(15)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 9, 2005, and incorporated by reference
(16)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 12, 2003, and incorporated herein by reference.
(17)	Filed as an Exhibit to the Company’s Annual Report on form 10-K, filed with the SEC on March 31, 2004, and incorporated herein by reference.
(18)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 15, 2005, and incorporated by reference.
(19)	Filed as an Exhibit to the Company’s Form 8-K filed with the SEC on June 3, 2002, and incorporated herein by reference.
(20)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1 filed with the SEC on December 6, 2005, and incorporated herein by reference.
Exhibit - 3

EXABYTE CORPORATION AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Col. A	Col. B	Col. C (a)	Col. C (b)		Col. D		Col. E
	Balance At	Charged to
	Beginning of	Costs and	Charged to				Balance at
Description	Period	Expenses	Other Accounts		Deduction		End of Period
Year Ended January 3, 2004:
Allowance for doubtful accounts	$512	$6,678	$1		$(7,056)	(1)	$135
Reserves for sales returns and programs	3,047	—	(1,378)	(2)	—		1,669
Inventory valuation reserves	13,130	9,814	—		(11,591)	(3)	11,353

	$16,689	$16,492	$(1,377)		$(18,647)		$13,157

Year Ended December 31, 2004:
Allowance for doubtful accounts	$135	$130	$1		$(102)	(1)	$164
Reserves for sales returns and programs	1,669	—	77	(2)	—		1,746
Inventory valuation reserves	11,353	1,150	—		(4,145)	(3)	8,358

	$13,157	$1,280	$78		$(4,247)		$10,268

Year Ended December 31, 2005:
Allowance for doubtful accounts	$164	$110	$(2)		$(225)	(1)	$47
Reserves for sales returns and programs	1,746	—	589	(2)	—		2,335
Inventory valuation reserves	8,358	1,600	—		(5,856)	(3)	4,102

	$10,268	$1,710	$587		$(6,081)		$6,484

(1) Accounts written off, net of recoveries.
(2) Net credits issued to customers for sales programs.
(3) Reserves related to inventory written-off or otherwise disposed of.

S-1

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Boulder, State of Colorado, on March 15, 2006.

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

/s/ Tom W. Ward	President and Chief Executive	March 15, 2006
Tom W. Ward	Officer (Principal Executive Officer)

/s/ Juan A. Rodriguez	Chairman of the Board, Chief	March 15, 2006
Juan A. Rodriguez	Technologist

/s/ Carroll A. Wallace	Chief Financial Officer,	March 15, 2006
Carroll A. Wallace	Treasurer (Principal Financial and
Accounting Officer)

/s/ Leonard W. Busse	Director	March 15, 2006
Leonard W. Busse

/s/ John Garrett	Director	March 15, 2006
John Garrett

/s/ A. Laurence Jones	Director	March 15, 2006
A. Laurence Jones

/s/ Thomas E. Pardun	Director	March 15, 2006
Thomas E. Pardun

/s/ Stephanie Smeltzer McCoy	Director	March 15, 2006
Stephanie L. Smeltzer

/s/ G. Jackson Tankersley, Jr.	Director	March 15, 2006
G. Jackson Tankersley, Jr.
Signatures

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger among Exabyte Corporation, Bronco Acquisition, Inc., Ecrix Corporation, Certain Lenders, and Certain Investors, Dated as of August 22, 2001 (1)

3.1	Restated Certificate of Incorporation (3)

3.2	2001 Amendment to Restated Certificate of Incorporation (4); and 2003 Amendment to Article Fourth of Restated Certificate of Incorporation (20)

3.3	By-laws of the Company, as amended (5)

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series AA Convertible Preferred Stock (6)

4.1	Article Fourth of the Restated Certificate of Incorporation (included in Exhibits 3.1 and 3.2)

4.2	Article 1 of the By-laws of Exabyte Corporation, as amended (included in Exhibit 3.3)

4.3	Specimen stock certificate of Exabyte (1)

4.4	Form of Common Stock Purchase Warrant, May 2004 (6)

4.5	Form of Common Stock Purchase Warrant issued to Convertible Noteholders, November 2005 (7)

4.6	Form of Common Stock Purchase Warrant issued to Imation Corporation, November 2005 (7)

**10.1	Incentive Stock Plan, as amended and restated on September 11, 2002 (8)

**10.2	Stock Option Agreement used in connection with the Incentive Stock Plan (20)

**10.3	1990 Employee Stock Purchase Plan (9)

**10.5	Form of participation agreement used in connection with the 1990 Employee Stock Purchase Plan (11)

**10.6	1997 Non-officer Stock Option Plan, as amended and restated on January 19, 2001 (12)

**10.7	Stock Option Agreement used in connection with the 1997 Non-Officer Stock Option Plan (10)

**10.8	2004 Exabyte Corporation Stock Option Plan (13)

**10.9	Form of Stock Option Agreement used in connection with the 2004 Stock Option Plan (13)

10.10	Form of Indemnity Agreement entered into by the Company with each director and executive officer of the Company (13)

*10.11	Manufacturing and Purchase Agreement, dated March 1, 2001, among Hitachi, Ltd., Nihon Exabyte Corporation and Exabyte Corporation (14)

10.12	Exabyte Purchase Agreement between the Company and Singapore Shinei Sangyo PTE., Ltd., dated February 3, 1999 (1)

10.13	Amendment #A01 to Purchase Agreement between the Company and Singapore Shinei Sangyo, dated January 24, 2001 (1)

10.14	Supplier Managed Inventory Agreement between the Company and Singapore Shinei Sangyo, dated January 24, 2001 (20)

10.15	Lease Agreement between Industrial Housing Company LLC and Ecrix Corporation, dated December 14, 1998, as amended (2)

10.16	Lease Agreement between Cottonwood Farms Ltd. and Ecrix Corporation, dated September 7, 1999, as amended (2)

10.17	Amendment to Lease between Cottonwood Land and Farms, Ltd. and Ecrix Corporation, dated April 15, 2000 (2)

*10.18	Exabyte Payment and Repayment Plan Memorandum of Understanding, by and between Exabyte Corporation and Nihon Exabyte Corporation, and Hitachi, Ltd., dated February 14, 2003 (8)

10.19	Amendment dated November 1, 2005 to the Memorandum of Understanding, by and between the Company and Hitachi, Ltd., originally dated February 14, 2003 (15)

*10.20	Exabyte Payment and Repayment Plan, among the Company, Nihon Exabyte Corporation and Hitachi, Ltd., dated August 25, 2003 (16)

*10.21	Agreement for Debt Restructuring and Modification of Manufacturing Terms, among the Company, Solectron Corporation and Shinei International Pte. Ltd., dated September 1, 2003 (16)

Exhibit Number	Description
*10.22	Manufacturing Service Agreement, among the Company and Solectron Corporation, dated May 28, 2004 (13)

*10.23	Depot Repair Services Agreement, among the Company and Teleplan Service Logistics, Inc., dated June 2003 (16)

*10.24	Amendment #A01 to Depot Repair Services Agreement, among the Company and Teleplan Service Logistics, Inc., dated October 2004 (13)

*10.25	Settlement Agreement, among the Company and 1685-1775 38th St, LLC, dated November 4, 2003 (16)

10.26	Lease Termination Agreement, among the Company and Eastpark, LLC f/k/a Eastpark Associates, Ltd., dated September 26, 2003 (16)

10.27	Promissory Note among the Company and Eastpark, LLC f/k/a Eastpark Associated Ltd., dated September 1, 2003 (16)

*10.28	Media Distribution Agreement, by and between Exabyte Corporation and Imation Corp, dated November 7, 2003 (17)

10.29	Amendment No. 2 to Media Distribution Agreement, by and between Exabyte Corporation and Imation Corporation with forms of the $5,000,000 Note and $2,000,000 Note (7)

*10.30	Software License and Maintenance Agreement, by and between Exabyte Corporation and MSS Technologies, Inc., dated November 26, 2003 (17)

*10.31	Manufacturing and Purchase Agreement, by and between Exabyte Corporation and ESGW International Limited, dated January 20, 2004 (13)

*10.32	Joint Development Agreement, by and between the company and Hitachi, Ltd., dated June 2004 (13)

10.33	Form of Exchange Agreement executed by holders of Exabyte Corporation Series H Preferred Stock (6)

10.34	Form of Exchange Agreement executed by holders of Exabyte Corporation Series I Preferred Stock (6)

10.35	Securities Purchase Agreement, dated as of April 30, 2004, by and between Exabyte Corporation and each of the Purchasers (6)

10.36	Registration Rights Agreement, dated as of May 3, 2004, by and between Exabyte Corporation and each of the Purchasers (6)

*10.37	Credit and Security Agreement, by and between the Company and Wells Fargo Business Credit, Inc., dated March 9, 2005 (13)

10.38	Amendment No. 1 dated August 12, 2005 to the Credit and Security Agreement by and between the Company and Wells Fargo Business Credit, Inc., dated March 9, 2005 (18)

10.39	Second Amendment (dated October 31, 2005) to the Credit and Security Agreement between the Company and Wells Fargo Bank, National Association acting through its Wells Fargo Business Credit division (7)

10.40	Securities Purchase Agreement, dated as of October 31, 2005, by and between Exabyte Corporation and each of the Purchasers (7)

10.41	Registration Rights Agreement, dated as of October 31, 2005, by and between Exabyte Corporation and each of the Purchasers (7)

10.42	Security Agreement, dated October 31, 2005, by and between Exabyte Corporation and each of the Purchasers (7)

10.43	Intercreditor Agreement, dated October 31, 2005, among Exabyte Corporation, Wells Fargo Bank, Purchasers of the Convertible Notes and Imation (7)

10.44	Amendment No. 1 to the Series AA Securities Purchase Agreement, effective as of October 5, 2005, among the Company and certain Purchasers of the Series AA Preferred Stock (7)

10.45	Agreement for Issuance of Stock, dated as of October 31, 2005, between Exabyte Corporation and Imation Corp. (7)

**10.46	Employment letter agreement, dated May 30, 2002, between Exabyte and Mr. Ward (19)

**10.47	Investment letter agreement, dated May 30, 2002, between Exabyte and Mr. Ward, with approval of other Series I preferred purchasers to be obtained (19)

**10.48	Exabyte Corporation Non-Statutory Stock Option Agreement, dated June 3, 2002 between Exabyte and Mr. Ward (19)

**10.49	Exabyte Corporation Non-Statutory Stock Option Agreement, dated August 22, 2003 between Exabyte and Mr. Ward (20)

Exhibit Number	Description

**10.50	Extension dated July 29, 2005 of employment letter agreement between Exabyte and Mr. Ward (20)

21.1	List of Subsidiaries

23.1	Consent of PricewaterhouseCoopers LLP

23.2	Consent of Ehrhardt Keefe Steiner & Hottman P.C.

24.1	Power of Attorney. Reference is made to the signature page.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certification

*    Certain portions of this exhibit have been omitted pending a determination on a request for confidential treatment thereof by the Company.
**   Indicates management contracts or compensation plans or arrangements filed pursuant to Item 601(b)(10) of Regulation S-K.
(1)	Filed as an Exhibit to the Company’s Registration Statement on Form S-4, filed with the SEC on September 21, 2001, and incorporated herein by reference.
(2)	Filed as an Exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-4, filed with the SEC on October 5, 2001, and incorporated herein by reference.
(3)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1 (Registration No. 33-30941) filed with the Securities and Exchange Commission (the “SEC”) on September 8, 1989 or Amendments Nos. 1 and 2 thereto (filed on October 12, 1989 and October 16, 1989 respectively), and incorporated herein by reference.
(4)	Filed as an Exhibit to the Company’s Registration Statement on Form S-8A/A filed with the SEC on June 7, 2002 and incorporated herein by reference.
(5)	Filed as an Exhibit to the Company’s Registration Statement on Form 8-A/A filed with the SEC on June 7, 2002 and incorporated herein by reference.
(6)	Filed as an Exhibit to the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2004, and incorporated herein by reference.
(7)	Filed as an Exhibit to the Company’s Form 8-K filed with the SEC on November 1, 2005, and incorporated herein by reference.
(8)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K, filed with the SEC on March 28, 2003, and incorporated herein by reference.
(9)	Filed as an Exhibit to the Company’s Registration Statement on Form S-8 (Registration No. 333-09279), as filed with the SEC on June 16, 2000 and incorporated herein by reference.
(10)	Filed as an Exhibit to the Company’s Registration Statement on Form S-8 (Registration No. 333-73011), as filed with the SEC on March 1, 2000, and incorporated herein by reference.
(11)	Filed as an Exhibit to the Company’s Registration Statement on Form S-8 (Registration No. 33-33414), as filed with the SEC on February 9, 1990 and incorporated herein by reference.
(12)	Filed as an Exhibit to the Company’s Registration Statement on Form S-8 (Registration No. 333-67464), as filed with the SEC on August 14, 2001, and incorporated herein by reference.
(13)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K, filed with the SEC on March 21, 2005, and incorporated herein by reference.
(14)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K, filed with the SEC on April 27, 2001, and incorporated herein by reference.
(15)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 9, 2005, and incorporated by reference
(16)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 12, 2003, and incorporated herein by reference.
(17)	Filed as an Exhibit to the Company’s Annual Report on form 10-K, filed with the SEC on March 31, 2004, and incorporated herein by reference.
(18)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 15, 2005, and incorporated by reference.
(19)	Filed as an Exhibit to the Company’s Form 8-K filed with the SEC on June 3, 2002, and incorporated herein by reference.
(20)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1 filed with the SEC on December 6, 2005, and incorporated herein by reference.