Form 10-Q
period 2006-03-31
EXABYTE CORP /DE/
filed 2006-05-12
CIK 855109

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR SECTION 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-2 of the Exchange Act.  Yes ☐No☒

As of May 1, 2006, there were 14,728,759 shares outstanding of the Registrant’s Common Stock (par value $0.001 per share).

EXABYTE CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets—December 31, 2005 and March 31, 2006 (unaudited)	3-4

	Consolidated Statements of Operations--Three Months Ended March 31, 2005 and 2006 (unaudited)	5

	Consolidated Statements of Cash Flows-- Three Months Ended March 31, 2005 and 2006 (unaudited)	6-7

	Notes to Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42

Item 4.	Controls and Procedures	42

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	44

Item 1A.	Risk Factors	44

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44

Item 6.	Exhibits	45

SIGNATURE		46

PART I

ITEM 1. FINANCIAL STATEMENTS

Exabyte Corporation and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share data)

	December 31, 2005	March 31, 2006 (unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$430	$362
Accounts receivable, less allowances for uncollectible accounts and sales returns and programs of $2,382 and $2,157, respectively	14,171	15,204
Inventory, net	7,765	5,845
Other	1,488	1,427
Total current assets	23,854	22,838

Equipment, product tooling and leasehold improvements, net	2,720	3,017
Goodwill	7,428	7,428
Other non-current assets	713	773

Total non-current assets	10,861	11,218
Total assets	$34,715	$34,056

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$5,149	$5,304
Accrued liabilities (Note 2)	6,712	4,059
Current portion of deferred revenue (Note 8)	2,001	2,079
Line of credit - Bank (Note 3)	3,652	8,180
Current portion of notes payable - suppliers (Note 3)	5,131	5,561
Note payable to customer (Note 8)	2,000	2,000
Current portion of other liabilities	251	157
Total current liabilities	24,896	27,340
Convertible Subordinated Notes, net (Note 3)	318	796
Derivative financial instruments, at estimated fair value (Note 5)	27,060	19,221
Notes payable, less current portion (Notes 3 and 8):
Suppliers	888	—
Customer	5,000	5,000
Others	3,010	3,032
	8,898	8,032
Deferred revenue, less current portion (Note 8)	4,211	4,128
Accrued warranties, less current portion	1,012	906
Other liabilities, less current portion	280	280
Total liabilities	$66,675	$60,703

See accompanying notes to the consolidated financial statements.

Exabyte Corporation and Subsidiaries

Consolidated Balance Sheets (continued)

(In thousands, except per share data)

	December 31, 2005	March 31, 2006 (unaudited)
Series AA Convertible preferred stock, net of discount. Stated and liquidation value of $45,000; 55 shares authorized, 45 shares outstanding (Note 4)	$38,931	$39,232

Stockholders’ deficit (Note 4):
Preferred stock; no series; $.001 par value; 18,350 shares authorized; no shares issued and outstanding	$—	$—
Preferred stock; series A; $.001 par value; 500 shares authorized; no shares issued and outstanding	—	—
Series G convertible preferred stock; $.001 par value; 1,500 shares authorized; no shares issued and outstanding	—	—
Series H convertible preferred stock; $.001 par value; 9,650 shares authorized; no shares issued and outstanding	—	—
Series I convertible preferred stock; $.001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value; 350,000 shares authorized; 13,963 and 14,682 shares outstanding, respectively	14	15
Additional paid-in capital	53,542	53,510
Treasury stock, at cost; 10 shares	(578)	(578)
Accumulated deficit	(123,869)	(118,826)
Total stockholders’ deficit	(70,891)	(65,879)

Commitments and contingencies (Note 7)

Total liabilities and stockholders’ deficit	$34,715	$34,056

See accompanying notes to the consolidated financial statements.

Exabyte Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	March 31, 2005	March 31, 2006
Net revenue	$24,623	$21,619
Cost of goods sold	17,455	16,146

Gross profit	7,168	5,473

Operating expenses:
Selling, general and administrative	5,501	4,833
Engineering, research and development	2,452	2,095
Total operating expenses	7,953	6,928

Loss from operations	(785)	(1,455)

Other income (expense):
Interest expense (Note 3):
Stock-based	—	(249)
Amortization of debt discount	—	(478)
Other	(402)	(487)
Total interest expense	(402)	(1,214)
Change in estimated fair value of derivative financial instruments (Note 5)	5,099	7,839
Gain (loss) on foreign currency translation	295	(2)
Other, net	(31)	(87)
Total other income	4,961	6,536

Earnings before income taxes	4,176	5,081

Income tax expense (Note 9)	(8)	(39)

Net earnings	4,168	5,042

Deemed dividend – amortization of discount on Series AA convertible preferred stock (Note 4)	(217)	(301)

Net earnings available to common stockholders	$3,951	$4,741

Earnings (loss) per share (Note 1):
Basic	$0.35	$0.34
Diluted	$(0.06)	(0.05)

Weighted average common shares (Note 1):
Basic	11,225	14,097
Diluted	16,339	44,352

See accompanying notes to the consolidated financial statements.

Exabyte Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended
	March 31, 2005	March 31, 2006
Cash flows from operating activities:
Net earnings	$4,168	$5,042
Adjustments to reconcile net earnings to net cash used by operating activities:
Depreciation and amortization	332	362
Provision (credit) for uncollectible accounts receivable and sales returns and programs	289	(234)
Provision for excess and obsolete inventory	100	1,000
Stock-based compensation expense	26	270
Stock-based interest expense	—	249
Amortization of deferred revenue related to media distribution agreement	(463)	(133)
Amortization of debt discount	—	477
Change in estimated fair value of derivative financial instruments	(5,099)	(7,839)
Loss (gain) on foreign currency translation of non-current liability	(279)	5
Changes in assets and liabilities:
Accounts receivable, net	(503)	(799)
Inventory, net	36	920
Other current assets	320	61
Other non-current assets	59	(60)
Accounts payable	43	155
Accrued liabilities	(511)	(2,902)
Deferred revenue	—	128
Other non-current liabilities	68	(162)
Net cash used by operating activities	(1,414)	(3,460)
Cash flows from investing activities:
Purchase of equipment, product tooling and leasehold improvements	(740)	(659)

See accompanying notes to the consolidated financial statements.

Exabyte Corporation And Subsidiaries

Consolidated Statements Of Cash Flows (Continued)

(Unaudited)

(In thousands)

	Three Months Ended
	March 31, 2005	March 31, 2006
Cash flows from financing activities:
Borrowings under line of credit - Bank	28,114	24,139
Payments under line of credit - Bank	(25,523)	(19,611)
Payments on notes payable and other non-current liabilities	(331)	(477)
Proceeds from issuance of common and preferred stock, net of offering costs	13	—
Net cash provided by financing activities	2,273	4,051
Net increase (decrease) in cash and cash equivalents	119	(68)
Cash and cash equivalents at beginning of period	444	430
Cash and cash equivalents at end of period	$563	$362

Supplemental disclosures of other cash and non-cash investing and financing activities:
Interest paid in cash	$402	$487
Adjustment of fixed assets acquired through note payable	333	—

See accompanying notes to the consolidated financial statements.

Exabyte Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Note 1— OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements of Exabyte Corporation (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United State of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited interim consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements, and reflect all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation in accordance with GAAP. The results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year. These unaudited interim consolidated financial statements and related notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Business, Liquidity and Basis of Presentation

Exabyte Corporation (“Exabyte” or the “Company”) was incorporated on June 5, 1985 under the laws of the state of Delaware. Exabyte markets, designs and manufactures (through third-party manufacturing partners) storage products including VXA® drives, as well as automation for VXA®, and LTO™ (Ultrium™) technologies. Exabyte also provides its own brand of recording media and provides worldwide service and customer support to its customers and end users through third-party providers. The Company’s stock is traded on the OTC Bulletin Board under the symbol EXBY.OB.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred losses from operations throughout 2005 and in the first quarter of 2006, and had a stockholders’ deficit of $65,879,000 as of March 31, 2006.

The Company had negative working capital as of March 31, 2006 and has continued to reassess its business strategy and investigate various strategic alternatives that would increase liquidity and working capital. As discussed in Note 3, on October 31, 2005, the Company completed the sale of $9,550,000 of 10% Secured Convertible Subordinated Notes. The proceeds from this offering have been used for general working capital purposes, including new product development and marketing activities. As discussed in Note 8, on October 31, 2005, the Company also entered into an amendment of the Media Distribution Agreement (“MDA”) with Imation Corp (“Imation”). The amendment provides that the sales prices of media to Imation will be adjusted such that Imation will be able to obtain a gross margin of 8% on sales to third parties during the period from January 1, 2006 through December 31, 2006, and a gross margin of 10% thereafter. Prior to the amendment, the sales prices to Imation were such that Imation was able to realize a 25% gross margin on sales to third parties. In addition to the impact of the amendment to the MDA, the timely introduction of new hardware products, increasing revenue from existing and new hardware products, increasing unit shipments of media products, decreasing product costs and increasing gross margins are critical factors in achieving profitable operations. However, there can be no assurance that the Company will achieve profitable operations in the near term, and if the Company does not generate sufficient cash flow from operations to support its operations, the Company may not be able to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Inventory

Inventory is recorded at the lower of cost or market using the first-in, first-out method, and includes materials, labor and manufacturing overhead. Inventory is presented net of reserves for excess quantities and obsolescence related to raw materials and component parts of $4,102,000 and $4,084,000 at December 31, 2005 and March 31, 2006, respectively, and consists of the following:

	December 31, 2005	March 31, 2006
(In thousands)
Raw materials and component parts, net	$3,301	$3,329
Finished goods	4,464	2,516
	$7,765	$5,845

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

The distribution fee, as adjusted, received by the Company in connection with the Media Distribution Agreement (“MDA”) discussed in Note 8 was recorded as deferred revenue and is being amortized using the straight-line method over ten years, which represents the estimated period over which existing media products at the commencement of the MDA will be sold. In addition, under certain circumstances the distribution fee may be refundable on a pro-rata basis over a ten-year period from the date of the MDA.

The Company estimates its allowance for uncollectible accounts based on known exposure for specific accounts, as well as historical bad debt experience.

Foreign Currency Transactions and Remeasurement

The U.S. dollar is the functional currency of the consolidated corporation including its subsidiaries. For the Company’s foreign subsidiaries, monetary assets and liabilities are remeasured into U.S. dollars using the exchange rates in effect at the balance sheet date and non-monetary assets are remeasured at historical rates. Results of operations are remeasured using the average exchange rates during the period. The Company recorded net foreign exchange losses related to these remeasurements of $48,000 and $42,000 in the first quarter of 2005 and 2006, respectively. From time to time, the Company enters into transactions that are denominated in foreign currencies. These transactions are remeasured at the prevailing spot rate upon payment and recorded in the operating account to which the payment relates. Accounts receivable and payable from/to subsidiaries denominated in foreign currencies are remeasured using period end rates and transaction gains and losses are recorded. The Company recorded net foreign exchange gains related to these transactions of $343,000 and $40,000 in the first quarter of 2005 and 2006, respectively. In the first quarter of 2005 and 2006, $(280,000) and $5,000, respectively, of such (gain) loss related to the translation of a note payable to a supplier denominated in the Yen.

Goodwill

The Company accounts for goodwill under the provisions of FAS 142 “Goodwill and Other Intangible Assets.” Under FAS 142, goodwill is assigned to one or more reporting units based upon certain criteria, is tested for impairment upon adoption of FAS 142 and annually thereafter, and is no longer amortized. Goodwill relates to the Company’s fiscal 2001 business combination with Ecrix Corporation (“Ecrix”). Upon adoption of FAS 142 on January 1, 2002, the Company concluded that it has one reporting unit, and in 2002 the Company completed the transitional and annual impairment tests using the following approach: (1) Calculate the fair value of the Company based on quoted market prices of the Company’s stock, and compare such amount with the Company’s carrying value (stockholders’ equity or deficit), including goodwill; (2) If the fair value of the Company is less than its carrying amount, measure the amount of impairment loss, if any, by comparing the implied fair value of the goodwill with the carrying amount of such goodwill; (3) If the carrying amount of the goodwill exceeds its implied fair value, recognize that excess as an impairment loss. Using this method, the Company determined that the fair value of the reporting unit, including goodwill, exceeded carrying value as of the date of adoption, December 31, 2005 and March 31, 2006 and, accordingly, goodwill is not considered to be impaired.

Liability for Warranty Costs

The Company establishes a warranty liability for the estimated cost of warranty-related claims at the time product related revenue is recognized. The following table summarizes information related to the Company’s warranty reserve as of and for the three months ended March 31, 2006:

(In thousands)

Balance at December 31, 2005	$1,376
Accruals for warranties issued	(19)
Amortization during the period	(289)
Balance at March 31, 2006	$1,068

Earnings (Loss) Per Common Share

Basic earnings (loss) per share is based on the weighted average of all common shares issued and outstanding, and is calculated by dividing net earnings (loss) by the weighted average shares outstanding during the period. Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares used in the basic loss per share calculation, adjusted for the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding, as described below.

The effect of common stock options, warrants, convertible preferred stock and convertible notes payable will be included, as applicable, in the earnings (loss) per share calculations should the Company have earnings available to common shareholders. The Company included common stock options with an exercise price less than the average closing price per share of the Company’s common stock (using the treasury stock method) during the three months ended March 31, 2005 as dilutive common stock equivalents in calculating diluted loss per share. In addition, during the three months ended March 31, 2005 and 2006, the Series AA Convertible Preferred Stock and the 10% Secured Convertible Subordinated Notes were included in the diluted loss per share calculations on an “as converted” basis, with net earnings or loss available to common shareholders adjusted for the change in estimated fair value of derivative financial instruments, dividends and interest expense, as applicable. As a result, the Company had a diluted loss per share for each of these periods. A reconciliation of net earnings (loss) and weighted average common shares outstanding used in the calculation of basic earnings per share and diluted loss per share is as follows:

	For the three months ended			For the three months ended
(in thousands, except for per share data)	March 31, 2005			March 31, 2006
	Net earnings (loss)	Weighted average Shares	Earnings (loss) per Share	Net earnings (loss)	Weighted average Shares	Earnings (loss) per Share
Basic earnings per share:
Net earnings available to common stockholders	$3,951	11,225	$0.35	$4,741	14,097	$0.34
Effect of dilutive securities
Imation warrants	—	—		(153)	—
Convertible notes payable, including warrants	—	—		(2,167)	5,306
Convertible preferred stock, including warrants	(4,882)	4,491		(4,491)	24,949
Common stock options	—	623		—	—
Diluted loss per share:
Net loss available to common stockholders after effect of dilutive securities, including assumed conversions	$(931)	16,339	$(0.06)	$(2,070)	44,352	$(0.05)

Options to purchase 3,005,000 and 10,554,000 shares of common stock were excluded from diluted share calculations for the three months ended March 31, 2005 and 2006, respectively, as a result of the exercise prices being greater than the average fair market value of the Company’s stock for the year. As a result, the options are anti-dilutive.

Stock-Based Compensation

The Company has several stock option plans which provide for the granting of options to employees, directors and consultants. Options available for grant under the plans are as follows: Incentive Stock Plan - 950,000, 1997 Non-Officer Stock Option Plan - 900,000, 2004 Stock Option Plan (“2004 Plan”) – 2,500,000, and the 2005 Stock Option Plan (“2005 Plan”) – 7,620,000. Options granted under the 2004 and 2005 Plans are non-qualified. Under all plans, options are granted at an exercise price not less than the fair market value of the stock on the date of grant. The options typically vest over periods of up to 50 months and expire 10 years after the date of grant, except in the event of the termination or death of the employee, whereupon vested shares must be exercised within 90 days or six months, respectively, or they are canceled. However, options may be fully or partially vested at the date of grant, as determined by the Board of Directors. In addition, the Company has granted 1,400,000 options to its CEO outside of the plans. Such options have the same terms and conditions as options granted under the plans described above.

As permitted under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”), through December 31, 2005, the Company accounted for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”). Accordingly, no compensation expense had been recognized for options granted to employees with an exercise price equal to the market value at the date of grant or in connection with the employee stock purchase plan. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of FAS 123 and related interpretations.

The following table illustrates the effect on net loss available to common stockholders and net loss per share for the three months ended March 31, 2005 if the Company had applied the fair-value based method of FAS 123 to stock-based compensation.

Three months ended
(In thousands, except per share data)	March 31, 2005

Net earnings, as reported	$4,168

Add stock-based compensation expense included in reported net loss, net of related tax effects	26

Deduct total stock-based compensation expense determined under fair-value based method for all awards, net of related tax effects	(1,676)

Pro forma net earnings	2,518

Deemed dividend related to amortization of discount on Series AA convertible preferred stock	(217)

Proforma net earnings available to common stockholders	$2,301

Basic earnings per share:
As reported	$0.35
Pro forma	$0.20

Diluted loss per share:
As reported	$(0.06)
Pro forma	$(0.16)

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(Revised) (“SFAS 123R”), whereby the fair value of stock options and other equity-based compensation issued to employees will be recognized as compensation expense over the vesting period of such options or other issuances. As of December 31, 2005, and March 31, 2006, unvested and unamortized compensation expense related to options granted prior to the adoption of SFAS 123R totaled $1,483,000 and $1,246,000, respectively. The unamortized balance at December 31, 2005, will be recognized as future compensation expense as follows: 2006 - $779,000, 2007 - $415,000, 2008 - $195,000 and 2009 - $83,000. Stock-based compensation expense related to stock options and recognized in the three months ended March 31, 2006 totaled $229,000 of which $176,000 and $53,000 is included in selling, general and administrative expenses and engineering, research and development expenses, respectively

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three months ended March 31,
	2005	2006
Estimated dividends	None	None
Expected volatility	177%	116%
Risk-free interest rate	3.4%	4.35 – 4.74%
Expected term (years)	3.06	3.03

Through September 30, 2005, expected volatility was estimated based on historical volatility over the expected term of the option. Effective October 1, 2005, and thereafter, expected volatility is based on historical volatility over the twelve months prior to the valuation date. Because the Company’s common stock has experienced significant price volatility related primarily to current operating results and events, a twelve-month historical period is considered to be the most appropriate indicator in estimating the future volatility of the price of the Company’s common stock.

On December 1, 2005, the Board of Directors granted 6,522,500 stock options to the Company’s directors, officers and key employees with an exercise price of $1.15 per share and an expiration date of 10 years from the date of grant under the 2005 Plan. Approximately 5,374,000 (or 82%) of these options were fully vested on the date of grant, with the remainder vesting 2% per month over a 50-month period. The percentage of these options that were fully vested on the date of grant was consistent with the vesting status of all outstanding options prior to the adoption of the 2005 Plan on December 1, 2005.

On September 9, 2005, the Compensation Committee of the Board of Directors of the Company approved the accelerated vesting of all unvested common stock options with exercise prices equal to or greater than 200% of the closing price of the Company’s common stock on September 9, 2005 ($2.00 per share). As a result, options with an exercise price of $4.00 or higher became fully vested and exercisable on that date. All options granted to employees, officers and members of the Board of Directors under the Company’s Incentive Stock Plan, the 1997 Non-Officer Stock Option Plan, and the 2004 Plan, and options granted to the Company’s Chief Executive Officer outside of the plans, were subject to the accelerated vesting.

The primary purpose of the accelerated vesting was to eliminate future compensation expense related to these options that the Company would otherwise recognize in its consolidated financial statements upon the adoption of SFAS 123R. The Company estimated that the maximum aggregate future compensation expense that will be eliminated as a result of the accelerated vesting of these options is approximately $6.5 million, with $1.2 million in the fourth quarter of 2005, $3.3 million in 2006, $1.6 million in 2007 and $400,000 in 2008.

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

The following table summarizes information about fixed stock options outstanding at March 31, 2006:

		Options Outstanding			Options Exercisable
Range of Exercise Prices		Number Outstanding (000’s)	Weighted-Avg. Remaining Contractual Life	Weighted-Avg. Exercise Price	Number Exercisable (000’s)	Weighted-Avg. Exercise Price
$0.85 -	2.00	7,709	9.35	$1.20	6,096	$1.19
2.01 -	4.50	183	8.20	3.80	111	4.12
4.51 -	8.20	1,753	7.75	7.82	1,753	7.82
8.50 -	175.00	910	6.21	14.70	910	14.70
		10,555	8.80	$3.51	8,870	$3.92

Reclassifications

Certain reclassifications have been made to prior period balances to conform with the current period presentation.

Note 2—ACCRUED LIABILITIES

Accrued liabilities are comprised of the following:

	December 31, 2005	March 31, 2006
(In thousands)
Compensation and benefits	$1,395	$1,314
Current portion of warranty costs	364	162
Deferred rent concessions	993	938
Litigation settlement	750	375
Liability related to modification of media distribution agreement	2,000	—
Other	1,210	1,270
	$6,712	$4,059

Note 3—DEBT

Convertible Subordinated Notes

On October 31, 2005, the Company completed the sale of $9,550,000 of 10% Secured Convertible Subordinated Notes (“Convertible Notes”) and warrants to purchase 4,775,000 shares of common stock. The Convertible Notes are payable interest only through 2010, at which time the principal amount is due in total. Interest on the Convertible Notes is payable quarterly in common stock of the Company. The principal amount of the Convertible Notes is convertible into common stock at $1.80 per share. The exercise price of the warrants, which have a five-year term, is also $1.80 per share. The conversion and exercise prices are subject to certain anti-dilution adjustments, including adjustments for sales of common stock or rights to acquire common stock at below the conversion and exercise prices in effect. The Convertible Notes are collateralized by a security interest in all of the Company’s assets and are subordinate to the security interest granted, and the indebtedness, under the Company’s line-of-credit agreement with Wells Fargo Business Credit, Inc. (“Wells Fargo”). The Company was obligated to use its reasonable best efforts to register the underlying common shares that would be issued upon conversion of the Convertible Notes and exercise of the warrants, as well as the number of shares that would be issued as interest over the term of the Convertible Notes. The registration statement for such shares was declared effective on March 31, 2006. The Convertible Notes contain covenants which include, among other things, restrictions on the indebtedness and prepayments of indebtedness. Without the consent of two thirds of the outstanding principal amount of the Convertible Notes, the Company may not, among other things, incur any indebtedness for borrowed money that is not expressly subordinated to the Convertible Notes other than senior indebtedness to Wells Fargo and any subsequent refinancing thereof not to exceed $40.0 million, prepay any indebtedness for borrowed moneys or purchase or pay any dividends on any equity other than dividends on the Series AA Preferred Stock which are payable in shares of common stock. Events of default include certain lapses in the effectiveness of the registration statement. The Company must pay liquidated damages upon the occurrence of certain other events.

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

As discussed more fully in Note 5, the basic conversion feature of the Convertible Notes, and the anti-dilution feature included therein, and the warrants were determined to be embedded and freestanding derivative financial instruments requiring separate accounting under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). The total estimated fair value of the derivatives was determined to be approximately $11,518,000 and, accordingly, the entire $9,550,000 of proceeds from the Convertible Notes were allocated to those derivative instruments, and the Convertible Notes were initially recorded net of discount equal to their face value. The discount will be amortized over the term of the Convertible Notes as additional interest expense using the effective interest method. Such amortization and additional interest expense totaled $249,000 for the quarter ended March 31, 2006. In addition, because the estimated fair value of the derivatives exceeded the total proceeds, the Company recorded a charge for other financing costs equal to the excess value, in the amount of $1,964,000, upon consummation of the Convertible Notes transaction on October 31, 2005.

Line of Credit – Wells Fargo Business Credit, Inc.

On March 9, 2005, the Company entered into a new asset-based line-of-credit agreement with Wells Fargo Business Credit, Inc. (“Wells Fargo”) which currently provides for borrowings of up to $20,000,000 based on 80% of eligible accounts receivable (as defined), and 25% of eligible finished goods inventory (as defined). Accordingly, borrowing availability under the line of credit varies based on the balances of accounts receivable and inventory throughout the month, quarter or year. Borrowings are secured by substantially all of the Company’s assets. This agreement matures on March 31, 2008, and replaced the loan agreement with Silicon Valley Bank, as described below, which was terminated in March 2005. Interest under the new agreement with Wells Fargo is currently being charged at the lender’s prime rate plus 3.5% (11.25% at March 31, 2006), and the agreement includes financial covenants and other restrictions relating to, among other things, operating results, the maintenance of minimum levels of net worth or deficit, limits on inventory levels with product distributors, limits on capital expenditures, liens, indebtedness, guarantees, investment in others and prohibitions on the payment of cash dividends on common or preferred stock. Events of default include a change in control. As of March 31, 2006, the Company was in violation of covenants relating to operating results and maintenance of specified levels of net worth or deficit and received a waiver of such violations in May 2006. The outstanding balance under the line of credit was $8,180,000 at March 31, 2006.

Line of Credit – Silicon Valley Bank

On June 18, 2002, the Company entered into a $25,000,000 line of credit agreement (the “Agreement”) with Silicon Valley Bank (“SVB”) that originally expired in June 2005. The agreement was modified several times during 2003 for violations of various financial covenants and to revise certain terms and conditions, including a decrease in maximum borrowings to $20,000,000 and to provide for interest to be charged at a rate of prime plus 5.25%. On October 10, 2003, the Agreement was modified to extend the term of the Agreement through September 30, 2005, under similar terms and conditions. In May 2004, the Company entered into a revised agreement (the “Revised Agreement”), which provided for borrowings of up to $20,000,000 based on 75% of eligible accounts receivable (as defined). No borrowings were available based on inventory balances. Interest was generally charged at the prime rate plus 2.0%. As noted above, this Agreement was terminated in March 2005.

Notes Payable - Suppliers

During the first quarter of 2003, the Company entered into agreements with four of its largest suppliers that converted certain accounts payable and accrued liability amounts outstanding at December 28, 2002, totaling $20,900,000, to unsecured notes payable. These amounts were due through 2005 and bore interest at rates ranging from zero to 5%. At March 31, 2006, the remaining balance of $4,463,000 is due to one supplier, Hitachi, Ltd. (Hitachi). In November 2004 and November 2005, the payment terms for this note were restructured to provide for repayment through February 28, 2007, with interest at 2.1% through March 31, 2006 and 3.1% thereafter. In September 2003, the Company entered into restructuring and note payable agreements with a fifth supplier, Solectron Corporation (“Solectron”), for $8,991,000 which converted accounts payable and current inventory purchase commitments to a note payable bearing interest at 9%. In May 2004, the Company made a $2,020,000 prepayment on the Solectron note and revised the payment schedule. As of March 31, 2006, all inventory purchase commitments had been satisfied, and the total amount due to Hitachi and Solectron under the remaining notes payable – suppliers is $5,561,000 which is payable as follows: 2006 - $4,673,000; and 2007 - $888,000. The Company accounted for the modification of the liabilities under EITF 96-19, Debtors Accounting for a Modification or Exchange of Debt Instruments (“EITF 96-19”). In accordance with the provisions of EITF 96-19, the terms of the notes are not considered to be substantially different than the terms of the original liabilities.

Note Payable - Lessor

In September 2003, the Company entered into a note payable in the amount of $3,060,000 with the lessor of certain of its former office and manufacturing facilities, in settlement of all past and future amounts due under the lease for such facilities. The note is unsecured, is payable interest only through September 2008, at which time the entire principal amount is due. The interest rate on the note at March 31, 2006 is 6.0% and this rate will continue until September 2007, at which time the rate increases to 10.0% for the final year of the note. Interest on the note was imputed at a rate of 9.0% over the term of the note and, accordingly, the note was recorded net of discount of $359,000. The 9.0% rate was considered to be a market interest rate based on other borrowings of the Company. The discount is being recognized over the term of the note as additional interest expense using the effective interest method.

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

Dividends on the Series AA shares are payable in common stock at an initial rate of 5%, with an increase to 8% after four years, 10% after five years and 12% thereafter. During the first quarter of 2005 and 2006, the Company issued approximately 192,000 and 684,000 common shares, respectively, as dividends on the Series AA shares. The Company has the right to force conversion of the Series AA shares, which are non-voting, at such time as the Company’s common stock has reached specified price parameters, subject to certain limitations. The Series AA shares have a liquidation preference equal to the issuance price, plus accumulated unpaid dividends and are subject to redemption based on the occurrence of certain conditional events. Based on certain of these redemption features, the Series AA has been recorded as temporary equity, until such time as the events or circumstances that could cause redemption are no longer applicable. Such events and circumstances generally relate to the Company’s ability to deliver registered shares to Series AA shareholders upon conversion, as provided in the related registration rights agreement. On August 27, 2004, the Company registered for resale the underlying common shares that would be issued upon conversion, as well as a specified number of common shares that would be issued as dividends on the Series AA shares and updated the registration statement on April 26, 2005. The Company is also obligated to use its best efforts to maintain a current registration statement in effect until such common shares can be sold without the use of the registration statement in May 2006.

The Company also evaluated the Series AA under the provisions of SEC Staff Accounting Bulletin No. 68, “Increasing Rate Preferred Stock,” (“SAB 68”), and determined that the Series AA should be recorded at fair value at the date of issuance based on a market dividend rate of 12%. Accordingly, the Series AA has been recorded net of discount of $7,463,000, which amount is being recognized as additional deemed dividends over the period from the date of issuance until May 2010, at which time the dividend rate is fixed at 12%. Such additional deemed dividends totaled $217,000 and $301,000 in the first quarter of 2005 and 2006, respectively.

Note 5 – Derivative Financial Instruments

In connection with the issuance of the Series AA and the Convertible Notes, the Company evaluated the terms and conditions of both instruments, and the related warrants, in order to determine whether such terms and conditions and warrants represent embedded or freestanding derivative instruments under the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and Emerging Issues Task Force issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock (“EITF 00-19”).

As a result of such evaluations, the Company determined that both the basic conversion feature, as well as the anti-dilution feature included therein, represent embedded derivative instruments within both the Series AA and the Convertible Notes host contracts. In addition, the Company determined that the warrants issued in connection with the Series AA and the Convertible Notes represent freestanding derivative instruments, and that all such derivative instruments meet the requirements for liability classification under EITF 00-19. This determination was primarily based on dividend and interest payments on the Series AA and Convertible Notes being payable in an indeterminable number of common shares. Also as a result of this evaluation, the warrants issued to Imation Corporation in connection with the modification of the Media Distribution Agreement discussed in Note 8 were determined to be freestanding derivative instruments. Accordingly, both the embedded and freestanding derivatives have been accounted for separately at estimated fair value under SFAS 133. The embedded derivatives are accounted for on a “bundled” basis in accordance with SFAS 133 Implementation Issue No. B-15.

There are two other provisions of the Series AA that are considered to be embedded derivatives; (1) the possible variable share settlement in the case of an involuntary triggering event that would require conversion to common stock based on a discounted percentage of the then applicable volume weighted average price, and (2) the 20% redemption premium that would result from a cash redemption required by a voluntary triggering event. The Company determined the probability of either of these events to be negligible and, accordingly, the related value of these potential derivatives is not considered to be significant at December 31, 2005 or March 31, 2006. The materiality of these items will be re-assessed in the future for financial reporting purposes. The estimated fair value of the derivative instruments at inception (the date at which all significant financial terms were finalized), December 31, 2005 and March 31, 2006 are as follows:

	Series AA
(In thousands)	Conversion feature	Anti-dilution feature	Total	Warrants	Total
Inception (May 3, 2004)	$32,847	$3,283	$36,130	$10,109	$46,239
December 31, 2005	13,498	2,424	15,922	748	16,670
March 31, 2006	8,795	2,595	11,390	487	11,877

	Convertible Notes
	Conversion feature	Anti-dilution feature	Total	Warrants	Total
Inception (December 1, 2005)	$7,300	$564	$7,864	$3,650	$11,514
December 31, 2005	6,207	592	6,799	3,104	9,903
March 31, 2006	4,262	616	4,878	2,131	7,009

	Imation Warrants
	Conversion feature	Anti-dilution feature	Total	Warrants	Total
Inception (December 1, 2005)	$—	$—	$—	$574	$574
December 31, 2005	—	—	—	487	487
March 31, 2006	—	—	—	335	335

	Total
	Conversion feature	Anti-dilution feature	Total	Warrants	Total
December 31, 2005	$19,705	$3,016	$22,721	$4,339	$27,060
March 31, 2005	13,057	3,211	16,268	2,953	19,221

The net change in estimated fair value for each period is included as a benefit in the statement of operations and totaled $5,099,000 and $7,839,000 for the three months ended March 31, 2005 and 2006, respectively.

The basic conversion feature and warrants for both the Series AA and the Convertible Notes, as well as the Imation warrants, were valued using the Black-Scholes option-pricing model in a manner similar to a call option with the following assumptions:

	Series AA
	Inception	December 31, 2005	March 31, 2006
Estimated dividends	None	None	None
Expected volatility	155.0%	111.5%	115.4%
Risk-free interest rate	3.26%	4.39%	4.74%
Expected term (years)	5.00	3.33	3.09

	Convertible Notes and Imation Warrants
	Inception	December 31, 2005	March 31, 2006
Estimated dividends	None	None	None
Expected volatility	106.3%	111.5%	115.4%
Risk-free interest rate	4.30%	4.39%	4.74%
Expected term (years)	4.92	4.83	4.59

The anti-dilution feature for both the Series AA and the Convertible Notes were valued using a Probability Weighted Black-Scholes pricing model as a put option with a put-call-parity model with the following assumptions:

	Series AA
	Inception	December 31, 2005	March 31, 2006
Estimated dividends	None	None	None
Expected volatility	155.0%	111.5%	115.4%
Risk-free interest rate	3.26%	4.39%	4.74%
Expected term (years)	1.92 - 5.00	0.17 - 3.25	0 – 3.09
Estimated probability of a future dilutive financing transaction	10%	10%	10%

	Convertible Notes and Imation Warrants
	Inception	December 31, 2005	March 31, 2006
Estimated dividends	None	None	None
Expected volatility	106.3%	111.5%	115.4%
Risk-free interest rate	4.30 – 4.35	4.39%	4.74%
Expected term (years)	1.83 – 4.91	1.75 – 4.83	1.51 – 4.59
Estimated probability of a future dilutive financing transaction	10%	10%	10%

The estimated probability of a dilutive financing transaction is based on management’s combined estimate of the likelihood of such a transaction occurring during the eighteen months following the effective date of the registration statement covering the common shares underlying the Series AA (full dilution adjustment period) and thereafter (weighted-average dilution adjustment period) and includes a consideration of the Company’s historical and forecasted operating results, liquidity, and the likelihood of other non-dilutive financing alternatives. The full dilution adjustment period for the Series AA expired in February 2006. During the three months ended March 31, 2005, it was management’s determination that the proceeds of the Series AA offering would be sufficient to meet the Company’s forecasted liquidity needs for the foreseeable future. Accordingly, management assigned a 5% probability to a future dilutive financing transaction during the full dilution adjustment period, and 5% to the subsequent weighted-

average dilution adjustment period, as included in the terms of the Series AA. The estimated probability of a weighted average dilution adjustment was considered to be 10% at December 31, 2005 and March 31, 2006 for the Series AA and 5% for both a full dilution and weighted average dilution adjustment for the Convertible Notes.

Note 6—SEGMENT, GEOGRAPHIC AND SALES INFORMATION

All operations of the Company are considered to be in one operating segment and, accordingly, no segment disclosures have been presented. The Company will continue to evaluate its operations and internal reporting structure for future changes that could result in disclosure of additional segments. Foreign revenue is based on the country in which the customer is located.

Substantially all of the Company’s long-lived assets are located in the United States.

The following table details revenues from external customers by geographic area for the following fiscal periods:

	Three Months Ended
(In thousands)	March 31, 2005	March 31, 2006
United States	$16,213	$15,731
Europe/Middle East	7,567	5,167
Asia Pacific	768	613
Other	75	108
	$24,623	$21,619

The following table details revenue by product line for the following fiscal periods:

	Three Months Ended
(In thousands)	March 31, 2005	March 31, 2006
Drives	$5,707	$5,261
Automation	8,852	7,064
Media	9,663	9,479
Service and other	1,370	989
Sales allowances	(969)	(1,174)
	$24,623	$21,619

The following table summarizes revenue from significant customers:

	Net Revenue		% of Total Net Revenue
	Three Months Ended		Three Months Ended
(In thousands)	March 31, 2005	March 31, 2006	March 31, 2005	March 31, 2006
Imation	$9,925	$9,747	40.3%	45.1%
Ingram Micro	$1,920	$2,862	7.8%	13.2%
Tech Data	$4,204	$2,698	17.1%	12.5%
IBM	$2,031	$2,309	8.2%	10.7%
Fujitsu Siemens	$3,575	$1,979	14.5%	9.2%

No other customers accounted for 10% or more of net revenue in any of the above periods.

Note 7—COMMITMENTS AND CONTINGENCIES

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

Through the Complaint, the Plaintiffs sought to avoid and recover approximately $2,764,000 in payments allegedly made to the Company from one or more of the Daisytek Debtors prior to their respective bankruptcy filings, asserting that the payments constitute preferential transfers or fraudulent transfers. In addition, the Plaintiffs sought disallowance of the proof of claim filed by the Company in the amount of approximately $5,954,000 against the bankruptcy estate of Digital Storage, Inc., one of the Daisytek Debtors and a former distributor of the Company’s products. In July 2005, the Company reached an agreement with the Plaintiffs that provided for the settlement of the claim for a payment of $1,125,000 over a twelve-month period, commencing September 1, 2005, and the relinquishment of the Company’s claim against the estate. The agreement was approved by the Bankruptcy Court in September 2005. The Company recorded a provision for the settlement as of June 30, 2005. At March 31, 2006, a liability of $375,000 remains outstanding under the settlement.

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

Note 8—MEDIA DISTRIBUTION AGREEMENT

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

On October 31, 2005, the Company entered into an Amendment of the MDA (“Amendment”), whereby the sales prices to Imation will be adjusted such that Imation will be able to obtain a gross margin of 8% on sales to third parties during the period from January 1, 2006 through December 31, 2006, and a gross margin of 10% thereafter. As consideration for the revision of the gross margin and to adjust the initial distribution fee, the Company agreed to provide the following to Imation; (1) a $5,000,000 note payable, bearing interest at 10% beginning January 1, 2006, with interest only payments through 2007 and equal quarterly principal and interest payments commencing on March 31, 2008 and continuing through December 31, 2009, (2) 1,500,000 shares of common stock and warrants to purchase 750,000 shares of common stock of the Company at $1.80 per share and (3) a $2,000,000 credit which was applied against product purchases by Imation in the first quarter of 2006. The Amendment also decreased the amount of the distribution fee that would be required to be repaid to Imation due to a termination of the MDA to $8,500,000. In addition, on October 31, 2005, Imation loaned $2,000,000 to the Company under a note payable which bears interest at 10% and is payable interest only through December 15, 2006, at which time the principal amount is due in total. In connection with the $5,000,000 and $2,000,000 notes, the Company granted Imation a security position in substantially all of the Company’s assets. These notes are subordinated to the security interests of, and indebtedness to, Wells Fargo and the holders of the Convertible Notes. The $5,000,000 note is subject to mandatory full or partial prepayment should the Company complete a future financing for specified amounts prior to the scheduled repayment term. The warrants have substantially the same terms as the warrants issued in connection with the Convertible Notes, were valued using the assumptions discussed in Note 1, and have been recorded as a derivative liability in the accompanying consolidated balance sheet. The Company was obligated to use its reasonable best efforts to register the common shares issued to Imation and issuable upon exercise of the warrants provided to Imation. The registration statement for such shares was declared effective on March 31, 2006. The consideration provided to Imation totaling $10,423,000, including the value of the warrants of $573,000 was recorded as an adjustment of the initial distribution fee and a reduction of deferred revenue originally recorded at the inception of the MDA. The deferred revenue balance related to the distribution fee is approximately $4,223,000 and $4,089,000 as of December 31, 2005 and March 31, 2006, respectively.

Note 9—INCOME TAXES

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

Note 10—RECENT ACCOUNTING PRONOUNCEMENTS

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

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets,” which amends a portion of the guidance in Accounting Principles Board Opinion (APB) No. 29, “Accounting for Non-monetary Transactions.” Both SFAS No. 153 and APB No. 29 require that exchanges of non-monetary assets should be measured based on fair value of the assets exchanged. APB No. 29, however, allowed for non-monetary exchanges of similar productive assets. SFAS No. 153 eliminates that exception and replaces with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Any non-monetary asset exchanges will be accounted for under SFAS No. 153; however we do not expect SFAS No. 153 to have a material impact on our financial position, results of operations or cash flows.

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

ITEM 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains forward-looking statements that involve future risks and uncertainties. We may achieve different results than those anticipated in these forward-looking statements. The actual results that we achieve may differ materially from any forward-looking statements due to such risks and uncertainties. Words such as ‘believes,’ ‘anticipates,’ ‘expects,’ ‘intends,’ ‘plans’ and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. You should take into account the risks described in our Annual Report on Form 10-K for the year ended December 31, 2005 and other factors described below when considering such forward-looking statements. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.

Overview

Exabyte Corporation and its subsidiaries (“Exabyte” or the “Company”) is a provider of information storage products, including tape drive and automation products and recording media. Our strategic focus is data backup, restoration and archival applications for workstations, midrange computer systems and networks. Computer manufacturers and resellers require a variety of storage products, which vary in price, performance, capacity and form-factor characteristics to meet their needs for reliable data backup, restoration and archival storage. Our strategy is to offer a broad range of products to address these requirements. Our tape drive products are based on our VXA and MammothTape technologies and our automation products are primarily based upon VXA, and LTO (Ultrium) ??technologies.

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

OEM customers incorporate our products as part of their own systems, which they then sell to their customers under their own brand name. We believe that increased revenue from OEM customers will be necessary to achieve our business plan. Accordingly, expansion of these relationships has been a key strategic initiative in 2005 and will continue to be so in the future. In general, sales to OEMs are at lower prices and lower gross margins. Accordingly, it is imperative that we continue to obtain lower product costs from suppliers to achieve future profitability.

Our business is directly impacted by overall growth in the economies in which we operate and, in particular, in the technology industry sector and business purchasing of technology related products. In addition to the improving economic climate, we believe increasing our market share with OEM customers, expanding international revenue, further expansion of revenue from domestic distribution channel customers, and introduction of new products will provide us with more favorable business opportunities. However, there can be no assurance that these factors will result in improved operating results or financial condition.

One of our most significant challenges in 2005 was to reduce our product costs to improve our gross margins as well as remaining competitive from a product price standpoint. Although our gross margins increased in 2005, we continue to work with existing hardware and media suppliers to obtain reduced product costs, as well as expanding the level of manufacturing activities with suppliers in lower cost geographic locations. All of our products are manufactured by suppliers located in China, Japan and Singapore and we will continue to evaluate which areas provide the lowest cost, highest quality services and products. Obtaining overall product cost reductions is an integral factor in our becoming profitable in the future. However, there can be no assurance that we will indeed achieve such cost reductions in the future.

Expense control was a key business initiative for us in 2005, and will continue to be so in 2006. As we continue to focus on improving our gross margins, constant or decreasing operating costs is an important objective in improving our operating results. In 2005, we established cost reduction plans that focused on decreasing discretionary spending in all functional areas, as well as reducing headcount in most areas of the Company and these efforts continued into 2006. As a result, we have been able to decrease operating costs to position the Company to operate at a lower expense structure in 2006. While we believe our cost structure is currently appropriate to support our operations, an increase in operating costs in the future, both in dollars and as a percentage of revenue, would negatively impact our operating results and our ability to achieve profitability in the future. However, unless net revenue increases, additional cost reductions, including decreasing headcount, will continue to be necessary in the future.

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

Modification of Media Distribution Agreement

On October 31, 2005, we entered into an amendment to the MDA with Imation, whereby the sales prices to Imation will be adjusted such that Imation will be able to obtain a gross margin of 8% on sales of media to third parties during the period from January 1, 2006 through December 31, 2006, and a gross margin of 10% thereafter. Prior to the amendment, the sales prices to Imation were such that they were able to realize a 25% gross margin on sales to third parties. As consideration for the revision of the gross margins, we issued Imation a $5,000,000 note payable, 1,500,000 shares of common stock and warrants to purchase 750,000 shares of common stock at $1.80 per share, and provided a $2,000,000 credit against product purchases by Imation in the first quarter of 2006. In addition, Imation loaned us $2,000,000, which is repayable in December 2006. See Note 8 to the unaudited interim consolidated financial statements included herein for additional information on this transaction.

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

Critical Accounting Policies and Estimates

The accounting policies noted below are critical to determining our operating results, and represents those policies which involve significant judgments and estimates. For a detailed discussion on the application of these and other accounting policies, see Note 1 to the unaudited interim consolidated financial statements included herein and Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2005.

Revenue Recognition and Uncollectible Accounts Receivable

Our revenue recognition policy is significant because the amount and timing of revenue is a key component of our results of operations. We follow the guidance of Staff Accounting Bulletin No. 104 (“SAB 104”), which requires that a series of criteria be met in order to recognize revenue related to product shipment or delivery or the performance of repair services. If these criteria are not met, the associated revenue is deferred until the criteria are met. Generally, these criteria require that there be an arrangement to sell the product, the product has been shipped or delivered in accordance with that arrangement, the sales price is determinable and collectibility is reasonably assured. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from year to year. Additionally, revenue from sales to certain resellers is subject to agreements allowing certain limited rights of return, marketing related rebates and price protection on unsold merchandise held by those resellers. Accordingly, an allowance for estimated future returns, marketing rebates, price protection and promotional programs is provided in the period of sale based on contractual terms and historical data. This allowance is subject to estimates by management in accordance with SAB 104 and, should actual results differ from these estimates, the impact on our operations could be significant.

The distribution fee (as adjusted) we received in connection with the Media Distribution Agreement (“MDA”), discussed in Note 8 to the unaudited interim consolidated financial statements included herein was recorded as deferred revenue and is being amortized using the straight-line method over ten years, which represents the estimated period over which existing media products at the commencement of the MDA will be sold. In addition, under certain circumstances the distribution fee may be refundable on a pro-rata basis over a ten-year period from the date of the MDA.

We currently estimate our allowance for uncollectible accounts based on known exposure for specific accounts, as well as historical bad debt experience. Our adherence to our established credit policies, including the monitoring of the financial condition of our customers, is critical to minimizing future bad debts.

Inventory valuation and reserves

Our inventory is a significant component of our total assets. In addition, the carrying value of inventory directly impacts our gross margins and operating results. Our inventory is recorded at the lower of cost or market, cost being determined under the first-in, first-out method. In addition, we must determine if reserves are required for excess or obsolete inventory for existing products, including products that will be discontinued in the near term, or future sales which may result in a loss. This determination requires significant judgment by management relating to future revenue by product and the estimated life cycles of certain products in a rapidly changing and highly competitive technology marketplace. The provision for excess and obsolete inventory in the first quarter of 2006 totaled $1,000,000 and relates primarily to products that will be discontinued in 2006. Our ability to make accurate estimates regarding inventory usage and valuation is integral to minimizing inventory related charges in the future, and the extent of future charges could be impacted by unknown events or circumstances and the effect on our estimates.

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

Goodwill

Our business combination with Ecrix in November 2001 resulted in a significant amount of goodwill. Under FAS 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized to operations, but is assessed periodically for potential impairment based on estimates by management. An impairment may be indicated by a significant decrease in the trading price of our common stock and if such a decrease occurs, additional procedures are required to determine if the carrying value of the goodwill exceeds its implied fair value. Any impairment charge indicated by these tests could be significant to future operating results. As of December 31, 2005 and March 31, 2006, we have concluded that we have no goodwill impairment.

Stock Based Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(Revised) (“SFAS 123R”), whereby the fair value of stock options and other equity-based compensation issued to employees will be recognized as compensation expense over the vesting period of such options or other issuances. The Company selected the modified prospective application transition method for the adoption of SFAS 123R. Prior to the adoption of SFAS 123R, and through December 31, 2005, as permitted under SFAS 123 the Company accounted for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. Accordingly, no compensation expense was recognized for options granted to employees with an exercise price equal to the market value at the date of grant. As of December 31, 2005, unvested and unamortized compensation expense related to options granted prior to the adoption of SFAS 123R totaled $1,483,000. Such amount will be recognized as future compensation expense as follows: 2006 - $779,000, 2007 - $415,000, 2008 - $195,000 and 2009 - $83,000. Stock based compensation expense related to stock options and recognized in the three months ended March 31, 2006 totaled $229,000 of which $176,000 and $53,000 is included in selling, general and administrative expense and engineering, research and development expenses, respectively.

The fair value of each option grant under SFAS 123 and SFAS 123R was estimated on the date of grant using the Black-Scholes option-pricing model with assumptions regarding estimated dividends, risk-free interest rate, expected volatility of the Company’s stock price and expected term of the option. For fair value determinations under SFAS 123 through September 30, 2005 and prior to the adoption of SFAS 123R, volatility was estimated based on historical volatility over the expected term of the option.

Effective October 1, 2005, and thereafter, expected volatility is based on historical volatility over the twelve months prior to the valuation date. Because the Company’s common stock has experienced significant price volatility related primarily to current operating results and events, a twelve-month historical period is considered to be the most appropriate indicator in estimating the future volatility of the price of the Company’s common stock.

On December 1, 2005, the Board of Directors granted 6,522,500 stock options to the Company’s directors, officers and key employees with an exercise price of $1.15 per share and an expiration date of 10 years from the date of grant under the 2005 Plan. Approximately 5,374,000 (or 82%) of these options were fully vested on the date of grant, with the remainder vesting 2% per month over a 50-month period. The percentage of these options that were fully vested on the date of grant was consistent with the vesting status of all outstanding options prior to the adoption of the 2005 Plan on December 1, 2005.

On September 9, 2005, the Compensation Committee of the Board of Directors of the Company approved the accelerated vesting of all unvested common stock options with exercise prices equal to or greater than 200% of the closing price of the Company’s common stock on September 9, 2005 ($2.00 per share). As a result, options with an exercise price of $4.00 or higher became fully vested and exercisable on that date. All options granted to employees, officers and members of the Board of Directors under the Company’s Incentive Stock Plan, the 1997 Non-Officer Stock Option Plan, and the 2004 Plan, and options granted to the Company’s Chief Executive Officer outside of the plans, were subject to the accelerated vesting.

The primary purpose of the accelerated vesting was to eliminate future compensation expense related to these options that the Company would otherwise recognize in its consolidated financial statements upon the adoption of SFAS 123R. The Company estimated that the maximum aggregate future compensation expense that will be eliminated as a result of the accelerated vesting of these options is approximately $6.5 million, with $1.2 million in the fourth quarter of 2005, $3.3 million in 2006, $1.6 million in 2007 and $400,000 in 2008.

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

(1) Includes current executive officers, as named in the Company’s 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2006.

Recent Accounting Pronouncements

The Financial Accounting Standards Board has recently issued certain accounting pronouncements that may impact our business. For a complete discussion of these accounting pronouncements, see Note 10 to the unaudited interim consolidated financial statements included herein.

Results of Operations

The following table sets forth our operating results in dollars and as a percentage of revenue for each period presented.

(in thousands except per share data)	Three Months Ended
	March 31, 2005 (unaudited)		March 31, 2006 (unaudited)
	$	% of Revenue	$	% of Revenue

Net revenue	$24,623	100.0	$21,619	100.0
Cost of goods sold	17,455	70.9	16,146	74.7
Gross profit	7,168	29.1	5,473	25.3

Operating expenses:
Selling, general and administrative	5,501	22.3	4,833	22.4
Engineering, research and development	2,452	10.0	2,095	9.6
Total operating expenses	7,953	32.3	6,928	32.0
Loss from operations	(785)	(3.2)	(1,455)	(6.7)

Other income (expense):
Interest expense	(402)	(1.6)	(1,214)	(5.6)
Change in estimated fair value of derivative financial instruments	5,099	20.7	7,839	36.2
Gain (loss) on foreign currency translation	295	1.2	(2)	—
Other, net	(31)	(0.1)	(87)	(0.4)
Total other income (expense)	4,961	20.2	6,536	30.2
Earnings before income taxes	4,176	17.0	5,081	23.5

Income tax expense	(8)	(0.1)	(39)	(0.2)

Net earnings	4,168	16.9	5,042	23.3

Deemed dividends – amortization of discount on Series AA convertible preferred stock	(217)	(0.9)	(301)	(1.4)
Net earnings available to common stockholders	$3,951	16.0	$4,741	21.9

Basic earnings per share	$0.35		$0.34
Diluted loss per share	$(0.06)		$(0.05)
EBITDA, as adjusted (1)	$(790)		$44

(1) EBITDA, as adjusted, consists of net earnings, less other income (expense), depreciation and amortization expense, stock-based compensation expense and provisions for excess and obsolete inventory, plus amortization of deferred revenue related to the Company’s media distribution agreement. EBITDA, as adjusted, is used by management to evaluate financial results and operating trends, but is not a measure of, or substitute for, financial performance presented under Generally Accepted Accounting Principles (“GAAP”) and should be considered in addition to operating results determined in accordance with GAAP.

A reconciliation of net earnings to EBITDA, as adjusted, for the three months ended March 31, 2005 and 2006 is as follows (in thousands):

	Three Months Ended
(In thousands)	March 31, 2005	March 31, 2006
Net earnings	$4,168	$5,042
Adjustments:
Other (income) expense	(4,953)	(6,497)
Depreciation and amortization expense	332	362
Stock-based compensation expense	26	270
Provision for excess and obsolete inventory	100	1,000
Amortization of deferred revenue related to media distribution agreement	(463)	(133)
EBITDA, as adjusted	$(790)	$44

Net Revenue By Product Type

The following tables present our revenue by product type in absolute dollars (in thousands) and as a percentage of revenue for each period presented.

	Three Months Ended
(In thousands)	March 31, 2005	March 31, 2006
Drives	$5,707	$5,261
Automation	8,852	7,064
Media	9,663	9,479
Service and other	1,370	989
Sales allowances	(969)	(1,174)
	$24,623	$21,619

	Three Months Ended
	March 31, 2005	March 31, 2006
Drives	23.2%	24.3%
Automation	36.0	32.7
Media	39.2	43.8
Service and other	5.6	4.6
Sales allowances	(4.0)	(5.4)
	100.0%	100.0%

The following tables present our revenue by technology platform in dollars (in thousands) and as a percentage of net revenue for each period presented. For a description of VXA, Legacy and LTO technologies and related products, see “Our Business” section in our annual report on Form 10-K for the year ended December 31, 2005.

	Three Months Ended
(In thousands)	March 31, 2005	March 31, 2006
VXA	$12,529	$15,923
Legacy	6,201	1,943
LTO	5,726	4,735
Other, non-allocable	167	(982)
	$24,623	$21,619

	Three Months Ended
	March 31, 2005	March 31, 2006
VXA	50.9%	73.7%
Legacy	25.2	8.9
LTO	23.2	21.9
Other, non-allocable	0.7	(4.5)
	100.0%	100.0%

Net revenue decreased 12.2 % from $24,623,000 in the first quarter of 2005 to $21,619,000 in the first quarter of 2006. Revenue from our Legacy hardware and media products continued to decline in the first quarter of 2006 and decreased $4,258,000, or 69%, compared to the first quarter of 2005. Substantially all Legacy (Mammoth) hardware products were discontinued in 2005 and revenue from Legacy media products are expected to continue to decline, but at a decreasing rate, in the future. VXA-related revenue increased $3,395,000, or 27.1% in the first quarter of 2006, as compared to the first quarter of 2005. VXA drive revenue increased $888,000, or 21.3%, primarily related to an overall increase in VXA drive shipments to OEM customers and, in particular, shipments to both OEM and distributor/reseller customers of our VXA 320 drive, which was introduced in the fourth quarter of 2005. This increase occurred in spite of limited availability of VXA drives from our third-party supplier for this product. We do not expect these supply issues to continue in the second quarter of 2006. Revenue from the VXA PL1 automation product decreased 12.4%, or $385,000 in the first quarter of 2006, primarily as a result of product price decreases, as unit shipments increased 45% in 2006 as compared to the first quarter of 2005. VXA media revenue increased $2,832,000, or 54.3% in the first quarter of 2006, due to increased VXA hardware unit shipments and the impact of VXA media price decreases during the quarter. LTO automation revenue decreased $990,000, or 17.3%, in 2006 due to decreased shipments of our 110L and 221L automation products to OEM customers and decreased shipments of our Magnum 2 1x7 product to distributor/reseller customers. We experienced unusually strong OEM demand for the 110L and 221L products in the first quarter of 2005. However, these products are being discontinued in 2006. In addition, the Magnum 2 1x7 was newly introduced in the first quarter of 2005, and we realized significant new product revenue from this competitively priced product in the first quarter of 2005.

As a percentage of total net revenue, revenue from drives increased slightly in the first quarter of 2006, as compared to 2005, although revenue in terms of dollars decreased $446,000. Legacy drive revenue decreased $1,528,000 while VXA-related drive revenue increased $888,000 as noted above. Net revenue from automation products decreased from 36.0% of total net revenue in the first quarter of 2005, to 32.7% in the first quarter of 2006. This decrease is a result of decreased revenue from the VXA PL1 automation product, and the various LTO automation products, as noted above. Media revenue increased as a percentage of total net revenue from 39.2% in the first quarter of 2005 to 43.8% in the first quarter of

2006, although Legacy media revenue decreased $2,721,000. The decreasing installed base of Mammoth drives continues to result in lower Legacy media revenue. Legacy media sales were also affected by increased year-end inventory at our media distributor, Imation. As noted above, VXA-related media shipments increased in the first quarter of 2006. In addition, all media sales prices increased, effective January 1, 2006, as a result of the modification of the MDA with Imation. Total revenue from service and other decreased in both dollars and as a percentage of total net revenue in 2005, as compared to 2004, due to decreased Mammoth related service revenue. Related service and repair costs also decreased in the first quarter of 2006, as compared to 2005. Sales allowances increased 21.3% in the first quarter of 2006, versus the first quarter of 2005, primarily related to increased stock rotation activity during the quarter.

Net Revenue By Customer Type

The following table presents our revenue from different types of customers in absolute dollars and as a percentage of total net revenue for each period:

	Three Months Ended
(In thousands)	March 31, 2005	March 31, 2006
Distributor/Reseller	$17,263	$16,140
OEM	6,165	4,811
End-users and other	1,195	668
	$24,623	$21,619

	Three Months Ended
(In thousands)	March 31, 2005	March 31, 2006
Distributor/Reseller	70.1%	74.7%
OEM	25.0	22.2
End-users and other	4.9	3.1
	100.0%	100.0%

Revenue from OEM customers decreased $1,354,000, or 22.0% in the first quarter of 2006, as compared to the same period of 2005. Revenue from the sale of Mammoth drives to OEM customers decreased $1,150,000 in the first quarter of 2006, as compared to the first quarter of 2005, as a result of this product being discontinued in 2005. In addition, LTO automation revenue from OEM customers decreased $1,351,000 in the first quarter of 2006, as noted above. Revenue from shipments of VXA drives to OEM customers increased $1,190,000 in the first quarter of 2006, due to increased shipments of both VXA2 and VXA 320 drives in the quarter. Our ongoing efforts to expand our revenue base with our OEM customers are a key component of our business plan and our ability to return to profitability.

Revenue from distributor/reseller customers increased as a percentage of revenue in the first quarter of 2006, as compared to the first quarter of 2005, primarily due to increased demand for our newer VXA products. Revenue from sales to Imation, the exclusive distributor of our media products, is included in the distributor/reseller category and increased in the first quarter of 2006 due to increased shipments of VXA based hardware products and increased prices resulting from the modification of the MDA with Imation effective January 1, 2006. Revenue from end user customers (primarily service and repair) decreased as a percentage of total revenue due to a decrease in service revenue related to our Legacy hardware products. We intend to focus our efforts on generating increased awareness and demand for our VXA product line and our LTO automation products in the worldwide distribution channel.

Net Revenue By Geographic Region

Geographically, revenue is attributed to the customer’s location. The following table summarizes our revenue in different geographic locations as a percentage of total net revenue for the periods presented:

	Three Months Ended
(In thousands)	March 31, 2005	March 31, 2006
United States	65.9%	72.8%
Europe/Middle East	30.7	23.9
Asia Pacific	3.1	2.8
Other	0.3	0.5
	100.0%	100.0%

Revenue from customers in Europe/Middle East decreased in the first quarter of 2006 due to the significant increase in revenue from Fujitsu-Siemens relating to our older LTO automation products in the first quarter of 2005, as noted above. The demand for these products, which are being discontinued in 2006, decreased in the first quarter of 2006. Acceptance of our VXA technology has been slower than expected in both Europe and Asia Pacific. Expansion of revenue from international OEM and distribution customers in both Europe and Asia Pacific is part of our future business strategy, as we believe our market share in both regions is below expectation.

Significant Customers

The following table summarizes customers who accounted for 10% or more of our revenue in the periods presented:

	Three Months Ended
	March 31, 2005	March 31, 2006

Imation	40.3%	45.1%
Ingram Micro	7.8%	13.2%
Tech Data	17.1%	12.5%
IBM	8.2%	10.7%
Fujitsu Siemens	14.5%	9.2%

No other customers accounted for 10% or more of net revenue in the first quarter of 2005 and 2006. We cannot guarantee that revenue from these or any other customers will continue to represent the same percentage of our revenue in future periods. Our customers also sell competing products and customers continually review new technologies that cause our revenue to vary from period to period.

Cost of Sales and Gross Margin

Our cost of goods sold includes the actual cost of all materials, labor and overhead incurred in the manufacturing and service processes, as well as certain other related costs, which include primarily provisions for warranty repairs, inventory reserves and freight costs. Our gross margin decreased from 29.1% in the first quarter of 2005 to 25.3% in 2006. Gross margins for both periods were positively impacted by headcount reductions and cost control measures and a more favorable product mix, which included increased automation and media revenue at higher margins. Gross margins for the first quarter of 2006 were negatively impacted by a $1,000,000 provision for excess and obsolete inventory related to our older LTO automation products that will be discontinued in 2006, and product price protection allowances totaling $198,000 related to hardware price decreases implemented in the first quarter of 2006. However, margins on media products increased $433,000 due to new pricing resulting from the MDA modification with Imation. In addition, third party service costs decreased $388,000 in the first quarter of 2006, due to a decrease in the number of Mammoth drives repaired under warranty during the quarter. The provision for excess and obsolete inventory totaled $100,000 in the first quarter of 2005.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses include salaries, sales commissions, advertising expenses and marketing programs. These expenses decreased to $4,833,000 and 22.4% of total net revenue in the first quarter of 2006 from $5,501,000 and 22.3% of total net revenue for the first quarter of 2005. The decrease is primarily the result of headcount reductions implemented throughout 2005, the impact of which was fully realized in the latter portion of 2005 and the first quarter of 2006. In addition, the cost of outside services, consulting and professional fees decreased in the first quarter of 2006 due to cost control measures implemented throughout 2005 and into 2006.

Engineering, Research and Development

Engineering, research and development expenses decreased to $2,095,000 and 9.6% of total net revenue in the first quarter of 2006 from $2,452,000 and 10.0% of total net revenue for the first quarter of 2005. The decrease is the result of headcount reductions and decreased engineering costs related to the development of new products. Management believes that the Company continues to have the necessary resources in place to meet all technology development related milestones.

Other Income (Expense), Net

Other income (expense), net consists primarily of changes in the fair value of derivative liabilities, interest expense, foreign currency fluctuation gains and losses and other miscellaneous items.

Change in estimated fair value of derivative financial instruments represents the net fluctuation in estimated fair value of the various derivative liabilities recorded in 2005 and 2006. The net benefit of $5,099,000 and 7,839,000 for the first quarter of 2005 and 2006, respectively, relates to the changes in fair value of the basic conversion feature, the anti-dilution feature included therein, and the warrants related to both Series AA preferred stock issued in 2004, and the Convertible Notes issued in October 2005 and the warrants issued to Imation in October 2005. The primary factors affecting the estimated fair value of these derivative liabilities were the quoted price of our common stock, the estimated volatility of such common stock price, and management’s estimate of the probability of a dilutive financing transaction occurring in both 2005 and 2006. See Note 5 to the unaudited interim consolidated financial statements included herein.

For the first quarter of 2005 and 2006 interest expense relates to borrowings under our bank lines of credit, notes payable to suppliers, Convertible Notes and notes payable to Imation issued on October 31, 2005. The first quarter of 2005 includes a $100,000 prepayment fee relating to the termination of the Silicon Valley Bank loan agreement. In addition, the interest rate on our line of credit with our bank was higher in the first quarter of 2006 due to increases in the prime rate as well as overall increases in the interest rate charge by the lender.

We will continue to have higher interest expense in 2006, as compared to 2005, as a result of the Convertible Notes transaction completed on October 31, 2005 and the transactions on that date with Imation. The allocation of the proceeds from the Convertible Notes to the various derivative liabilities noted above, resulted in debt discount equal to the $9,550,000 face value of the Convertible Notes, which amount is being amortized to interest expense over the term of the Convertible Notes using the effective interest method. Such amortization totaled $477,000 for the first quarter of 2006.

The result of foreign currency translations fluctuated from a gain of $295,000 for the first quarter of 2005 to a loss of $2,000 in 2006, respectively. This fluctuation was primarily due to fluctuations in the Japanese Yen and the Euro against the U.S. dollar during both periods and the resulting impact from the translation of the note payable to a supplier denominated in Yen.

Taxes

The provision for income taxes for the first quarter of 2005 and 2006 represents foreign taxes only. Based on cumulative operating losses over prior years and uncertainty as to future profitability, we continue to reserve 100% of our deferred tax assets. We believe a 100% valuation allowance will be required until we attain a consistent and predictable level of profitability. See Note 9 to the unaudited interim consolidated financial statements included herein.

Earnings (Loss) Per Share

Basic earnings per share were $0.35 and $0.34 for the first quarter of 2005 and 2006, respectively. Diluted loss per share was $(0.06) and $(0.05) for the first quarter of 2005 and 2006, respectively. The Company included common stock options with an exercise price less than the average closing price per share of the Company’s common stock (using the treasury stock method) during the three months ended March 31, 2005, as dilutive common stock equivalents in calculating diluted loss per share. In addition, the Series AA Convertible Preferred Stock and the 10% Secured Convertible Subordinated Notes were included in the calculations for both 2005 and 2006 on an “as converted” basis, with net earnings available to common shareholders adjusted for the change in estimated fair value of derivative financial instruments, dividends and interest expense, as applicable. As a result, the Company had a diluted loss per share for each of these periods. See Note 1 to the unaudited interim consolidated financial statements.

Liquidity and Capital Resources

Liquidity Issues

We have incurred losses from operations for the past several years, including a loss from operations of $1,455,000 for the first quarter of 2006. We have continued to reassess our business and investigate various strategic alternatives that would increase liquidity and working capital. On October 31, 2005, we completed the sale of $9,550,000 of 10% Convertible Subordinated Notes and warrants. The proceeds from this offering have been used for general working capital purposes, including new product development and marketing activities. In 2004 and in November 2005, we successfully restructured the payment terms of a note payable to a supplier resulting in the deferral of payments into 2006 and 2007. In March 2005, we entered into a new line of credit with Wells Fargo replacing Silicon Valley Bank, which new line provides additional borrowing capacity. On May 3, 2004, we completed the sale of Preferred Stock and warrants for total gross proceeds of $25,000,000. Currently, our primary sources of funding are our availability under our bank line of credit, notes payable to suppliers and others, and our ability to generate cash from operations.

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

Cash Flows – First Quarter of 2006

As of March 31, 2006, we have $362,000 in cash and cash equivalents and negative working capital of $4,502,000. During the first quarter of 2006, we had $3,460,000 in cash used by operating activities, $659,000 used by investing activities and $4,051,000 provided by financing activities.

The components of cash provided by operations include our net earnings of $5,042,000, adjusted for depreciation and amortization expense, provision for uncollectible accounts receivable and sales returns and programs, change in estimated fair value of derivative financial instruments, amortization of deferred revenue, provision for excess and obsolete inventory, gain on foreign currency translation and other non-cash items, all of which totaled cash used of $5,843,000. In addition, cash flows from operating activities in the first quarter of 2006 were impacted by changes in current assets and liabilities which totaled cash used of $2,659,000. Of this amount, $2,000,000 related to the issuance of a product credit to Imation, which had been previously recorded in accrued liabilities. Cash provided by financing activities is comprised primarily of net borrowings on the bank line-of-credit net of payments on notes payable of $477,000. Cash used by investing activities relates to the purchase of equipment and tooling related to new product development activities.

Our cash from operations can be affected by the risks involved in our operations, including revenue growth, the successful introduction and sales of new product offerings, control of product costs and operating expenses, and overall management of working capital items. Cash required for capital expenditures is expected to total approximately $1,750,000 in 2006, and relates primarily to tooling for new product development activities and investment in information technology equipment.

Cash Flows – First Quarter of 2005

As of March 31, 2005, we had $563,000 in cash and cash equivalents and negative working capital of $77,000. During the first quarter of 2005, we had $1,414,000 in cash used by operating activities, $740,000 used by investing activities and $2,273,000 provided by financing activities.

The components of cash provided by operations include our net earnings of $4,168,000, adjusted for depreciation and amortization expense, provision for uncollectible accounts receivable and sales returns and programs, change in estimated fair value of derivative financial instruments, amortization of deferred revenue, provision for excess and obsolete inventory, gain on foreign currency translation and other non-cash items, all of which totaled cash used of $5,094,000. In addition, cash flows from operating activities in the first quarter of 2005 were impacted by changes in current assets and liabilities which totaled cash used of $488,000. Cash provided by financing activities is comprised primarily of net borrowings on the bank line-of-credit offset by payments on notes payable of $331,000. Cash used by investing activities relates to the purchase of equipment and tooling related to new product development activities.

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

Line of Credit – Wells Fargo Business Credit, Inc.

On March 9, 2005, we entered into a new asset-based line-of-credit agreement with Wells Fargo Business Credit, Inc. (“Wells Fargo”) which provides for borrowings of up to $20,000,000 based on 80% of eligible accounts receivable (as defined), and 25% of eligible finished goods inventory (as defined). Borrowings are secured by substantially all of the Company’s assets. This agreement matures on March 31, 2008, and replaced the loan agreement with Silicon Valley Bank, as described below, which was terminated in March 2005. Interest under the new agreement with Wells Fargo will be charged at the lender’s prime rate plus 3.5% (11.25% at March 31, 2006) and includes financial covenants relating to, among other things, operating results, the maintenance of minimum levels of net worth or deficit, limits on inventory levels with product distributors, limits on capital expenditures, liens, indebtedness, guarantees, investment in others and prohibitions on the payment of cash dividends on common or preferred stock. Events of default include a change in control. As of March 31, 2006, we were in violation of covenants related to our operating results and maintenance of specified levels of net worth or deficit and received a waiver of such violations in May 2006.

Line of Credit – Silicon Valley Bank

On June 18, 2002, we entered into a $25,000,000 line of credit agreement (the “Agreement”) with Silicon Valley Bank (“SVB”) that originally expired in June 2005. The agreement was modified several times during 2003 for violations of various financial covenants and to revise certain terms and conditions, including a decrease in maximum borrowings to $20,000,000 and to provide for interest to be charged at a rate of prime plus 5.25%. On October 10, 2003, the Agreement was modified to extend the term of the Agreement through September 30, 2005, under similar terms and conditions. In May 2004, we entered into a revised agreement (the “Revised Agreement”), which provided for borrowings of up to $20,000,000 based on 75% of eligible accounts receivable (as defined). No borrowings were available based on inventory balances. Interest was generally charged at the prime rate plus 2.0%. As noted above, this agreement was terminated in March 2005.

Notes Payable - Suppliers

During the first quarter of 2003, we entered into agreements with four of our largest suppliers that converted certain accounts payable and accrued liability amounts outstanding at December 28, 2002, totaling $20,900,000, to unsecured notes payable. These amounts were due through 2005 and bore interest at rates ranging from zero to 5%. At March 31, 2006, the remaining balance of $4,463,000 is due to one supplier, Hitachi, Ltd. (Hitachi). In November 2004 and November 2005, the payment terms for this note were restructured to provide for repayment through February 28, 2007, with interest at 2.1% through March 31, 2006 and 3.1% thereafter. In September 2003, we entered into restructuring and note payable agreements with a fifth supplier, Solectron Corporation (“Solectron”), for $8,991,000 which converted accounts payable and current inventory purchase commitments to a note payable bearing interest at 9%. In May 2004, we made a $2,020,000 prepayment on the Solectron note and revised the payment schedule. As of March 31, 2006, all inventory purchase commitments had been satisfied, and the total amount due to Hitachi and Solectron under the remaining notes payable – suppliers is $5,561,000 which is payable as follows: 2006 - $4,673,000; 2007 - $888,000.

Note Payable - Lessor

In September 2003, we entered into a note payable in the amount of $3,060,000 with the lessor of certain of our former office and manufacturing facilities, in settlement of all past and future amounts due under the lease for such facilities. The note is unsecured, is payable interest only through September 2008, at which time the entire principal amount is due. The interest rate on the note at March 31, 2006 is 6.0% and this rate will continue until September 2007, at which time the rate increases to 10.0% for the final year of the note. Interest on the note was imputed at a rate of 9.0% over the term of the note and, accordingly, the note was recorded net of discount of $359,000. The 9.0% rate was considered to be a market interest rate based on other borrowings of the Company. The discount is being recognized over the term of the note as additional interest expense using the effective interest method.

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

On October 31, 2005, we entered into an Amendment of the MDA (“Amendment”), whereby sales prices to Imation will be adjusted such that Imation will be able to obtain a gross margin of 8% for the period from January 1, 2006 to December 31, 2006, and 10% thereafter. As consideration for the revision of the gross margin, we agreed to provide the following to Imation; (1) a $5,000,000 note payable, bearing interest at 10% beginning January 1, 2006, with interest only payments through 2007 and equal quarterly principal and interest payments commencing on March 31, 2008 and continuing through December 31, 2009, (2) 1,500,000 shares of common stock and warrants to purchase 750,000 shares of common stock at $1.80 per share and (3) a $2,000,000 credit, which was applied against product purchases by Imation in the first quarter of 2006. The Amendment also decreased the amount of the distribution fee that would be required to be repaid to Imation due to a termination of the MDA to $8,500,000. In addition, on October 31, 2005, Imation loaned $2,000,000 to the Company under a note payable which bears interest at 10% and is payable interest only through December 15, 2006, at which time the principal amount is due in total. In connection with the $5,000,000 and $2,000,000 notes, we granted Imation a security position in substantially all of our assets. These notes are subordinated to the security interests of, and our indebtedness to, Wells Fargo and the holders of the Convertible Notes. Events of Default under the Imation notes include, among others, a material default under the MDA not cured within a specified time. See Note 8 to the unaudited interim consolidated financial statements included herein.

Other Non-Current Liabilities And Contractual Obligations

We are committed to make certain payments for non-current liabilities including notes payable. Our cash payments due under these contractual obligations as of March 31, 2006 are as follows:

(In thousands)	Less than 1 year	1 - 3 years	After 3 years	Total
Notes payable	$7,506	$8,032	$796	$16,334
Operating leases	896	2,629	219	3,744
	$8,402	$10,661	$1,015	$20,078

We expect to fund these obligations through cash generated from operations, borrowings under our bank line of credit and, if necessary, additional external debt or equity financings.

In addition, as of March 31, 2006, we have issued irrevocable letters-of-credit in favor of certain suppliers totaling $750,000, of which $250,000 expires June 30, 2006 and $500,000 expires December 31, 2006.

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

In order to facilitate comprehensive financial disclosure, members of the Company’s senior management team, who are responsible for all significant operational areas of the Company, meet regularly to discuss current business conditions and issues. Information discussed in these meetings is considered for financial statement and other disclosure purposes. Prior to the filing of the applicable Form 10-Q or Form 10-K, the senior management team also meets with the Board of Directors to review business issues impacting their area of responsibility and the Company as a whole. The information exchanged at these meetings is considered by the Board members and management in their review of the Company’s financial statements and SEC filings. As a result of these frequent meetings and interactions with members of management responsible for all significant operational areas of the Company, information is accumulated and communicated to senior management, including the CEO and CFO, on a comprehensive and timely basis to allow for appropriate disclosure in the Company’s consolidated financial statements and regulatory filings. It should be noted however that, because of inherent limitations, a system of disclosure controls and procedures might not prevent or detect all misstatements.

As of March 31, 2006, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms as of March 31, 2006. There was no change in our internal control over financial reporting during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company ‘s internal control over financial reporting, except that we implemented additional review procedures over the evaluation and application of relevant accounting pronouncements, rules, regulations and interpretations at the time that convertible preferred stock, other derivative financial transactions or other complex transactions are contemplated and consummated. These additional procedures may include consultation with outside resources, including potential consultation with the Office of the Chief Accountant of the Securities and Exchange Commission.

PART II.

ITEM 1. LEGAL PROCEEDINGS

We are, from time to time, subject to certain claims, assertions or litigation by outside parties as part of our ongoing business operations. The outcomes of any such contingencies are not expected to have a material adverse impact on our consolidated financial condition, results of the operations or cash flows.

ITEM 1A. RISK FACTORS

See Item 1A included in our Form 10-K for the year ended December 31, 2005 for a description of our business risks. Management is not aware of any material changes in such risk factors as of March 31, 2006, that are required to be disclosed herein. It should be noted that our supplier of VXA drives was unable to meet our product demand in the first quarter of 2006. This issue was included in our risk factors, as noted above, as we depend on existing third-party manufacturers for our products, including certain sole source suppliers.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Executive Bonuses And Director Compensation

On January 23, 2006 we issued a total of 34,782 shares of common stock to its outside directors as payment for fourth quarter 2005 director fees. We believe that these parties met the standards for purchasers in a non-public offering, the Company made no general solicitation, and the Company also relied upon an exemption from securities registration for a non-public offering in issuing these shares.

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

EXABYTE CORPORATION
Registrant

Date	May 12, 2006	By	/s/ Carroll A. Wallace
Carroll A. Wallace Chief Financial Officer (Principal Financial and Accounting Officer)