Form 10-Q
period 2006-06-30
EXABYTE CORP /DE/
filed 2006-08-11
CIK 855109

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR SECTION 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of August 1, 2006, there were 17,250,112 shares outstanding of the Registrant’s Common Stock (par value $0.001 per share).

EXABYTE CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets—December 31, 2005 and June 30, 2006 (unaudited)	3-4

	Consolidated Statements of Operations—Three and Six Months Ended June 30, 2005 and 2006 (unaudited)	5-6

	Consolidated Statements of Cash Flows-- Six Months Ended June 30, 2005 and 2006 (unaudited)	7-8

	Notes to Consolidated Financial Statements (unaudited)	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43

Item 4.	Controls and Procedures	44

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	45

Item 1A.	Risk Factors	45

Item 3.	Default Under Senior Securities	45

Item 4.	Submission of Matters to a Vote of Security Holders	45

Item 6.	Exhibits	47

SIGNATURE		48

PART I

ITEM 1. FINANCIAL STATEMENTS

Exabyte Corporation and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share data)

	December 31, 2005	June 30, 2006 (unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$430	$195
Accounts receivable, less allowances for uncollectible accounts and sales returns and programs of $2,382 and $1,730, respectively	14,171	13,212
Inventory, net	7,765	7,513
Other	1,488	1,999
Total current assets	23,854	22,919

Equipment, product tooling and leasehold improvements, net	2,720	2,842
Goodwill	7,428	—
Other non-current assets	713	675

Total non-current assets	10,861	3,517
Total assets	$34,715	$26,436

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$5,149	$8,155
Accrued liabilities (Note 2)	6,963	3,541
Current portion of deferred revenue (Note 8)	2,001	1,962
Line of credit - Bank (Note 3)	3,652	9,042
Current portion of notes payable - suppliers (Note 3)	5,131	4,777
Note payable to customer (Note 8)	2,000	2,000
Total current liabilities	24,896	29,477
Convertible Subordinated Notes, net (Note 3)	318	1,273
Derivative financial instruments, at estimated fair value (Note 5)	27,060	4,311
Notes payable, less current portion (Notes 3 and 8):
Suppliers	888	—
Customer	5,000	5,000
Others	3,010	3,054
	8,898	8,054
Deferred revenue, less current portion (Note 8)	4,211	3,987
Accrued warranties, less current portion	1,012	509
Other liabilities, less current portion	280	145
Total liabilities	$66,675	$47,756

See accompanying notes to the consolidated financial statements.

Exabyte Corporation and Subsidiaries

Consolidated Balance Sheets (continued)

(In thousands, except per share data)

	December 31, 2005	June 30, 2006 (unaudited)
Series AA Convertible preferred stock, net of discount. Stated and liquidation value of $45,000; 55 shares authorized, 45 shares outstanding (Note 4)	$38,931	$39,558

Stockholders’ deficit (Note 4):
Preferred stock; no series; $.001 par value; 18,350 shares authorized; no shares issued and outstanding	$—	$—
Preferred stock; series A; $.001 par value; 500 shares authorized; no shares issued and outstanding	—	—
Series G convertible preferred stock; $.001 par value; 1,500 shares authorized; no shares issued and outstanding	—	—
Series H convertible preferred stock; $.001 par value; 9,650 shares authorized; no shares issued and outstanding	—	—
Series I convertible preferred stock; $.001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.001 par value; 350,000 shares authorized; 13,963 and 17,204 shares outstanding, respectively	14	17
Additional paid-in capital	53,542	53,843
Treasury stock, at cost; 10 shares	(578)	(578)
Accumulated deficit	(123,869)	(114,160)
Total stockholders’ deficit	(70,891)	(60,878)

Commitments and contingencies (Note 7)

Total liabilities and stockholders’ deficit	$34,715	$26,436

See accompanying notes to the consolidated financial statements.

Exabyte Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	June 30, 2005	June 30, 2006
Net revenue	$23,776	$19,455
Cost of goods sold	16,708	14,421

Gross profit	7,068	5,034

Operating expenses:
Selling, general and administrative	5,437	4,623
Engineering, research and development	2,520	2,132
Total operating expenses	7,957	6,755

Loss from operations	(889)	(1,721)

Other income (expense):
Interest expense (Note 3):
Stock-based	—	(253)
Amortization of debt discount	—	(478)
Other	(353)	(599)
Total interest expense	(353)	(1,330)
Change in estimated fair value of derivative financial instruments (Note 5)	(4,311)	14,910
Gain (loss) on foreign currency translation	198	(47)
Provision for impairment of goodwill	—	(7,428)
Litigation settlements	(1,125)	501
Other, net	(33)	(180)
Total other income (expense)	(5,624)	6,426

Earnings (loss) before income taxes	(6,513)	4,705

Income tax expense (Note 9)	(5)	(39)

Net earnings (loss)	(6,518)	4,666

Deemed dividend – amortization of discount on Series AA convertible preferred stock (Note 4)	(237)	(325)

Net earnings (loss) available to common stockholders	$(6,755)	$4,341

Earnings (loss) per share (Note 1):
Basic	$(0.59)	$0.29
Diluted	$(0.59)	$(0.21)

Weighted average common shares (Note 1):
Basic	11,438	15,088
Diluted	11,438	45,361

See accompanying notes to the consolidated financial statements.

Exabyte Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Six Months Ended
	June 30, 2005	June 30, 2006
Net revenue	$48,398	$41,074
Cost of goods sold	34,163	30,567

Gross profit	14,235	10,507

Operating expenses:
Selling, general and administrative	10,938	9,457
Engineering, research and development	4,972	4,227
Total operating expenses	15,910	13,684

Loss from operations	(1,675)	(3,177)

Other income (expense):
Interest expense (Note 3):
Stock-based	—	(502)
Amortization of debt discount	—	(954)
Other	(755)	(1,086)
Total interest expense	(755)	(2,542)
Change in estimated fair value of derivative financial instruments (Note 5)	788	22,749
Gain (loss) on foreign currency translation	493	(49)
Provision for impairment of goodwill	—	(7,428)
Litigation settlements	(1,125)	501
Other, net	(63)	(268)
Total other income (expense)	(662)	12,963

Earnings (loss) before income taxes	(2,337)	9,786

Income tax expense (Note 9)	(13)	(78)

Net earnings (loss)	(2,350)	9,708

Deemed dividend – amortization of discount on Series AA convertible preferred stock (Note 4)	(454)	(626)

Net earnings (loss) available to common stockholders	$(2,804)	$9,082

Earnings (loss) per share (Note 1):
Basic	$(0.25)	$0.62
Diluted	$(0.25)	$(0.26)

Weighted average common shares (Note 1):
Basic	11,332	14,592
Diluted	11,332	44,879

See accompanying notes to the consolidated financial statements.

Exabyte Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended
	June 30, 2005	June 30, 2006
Cash flows from operating activities:
Net earnings (loss)	$(2,350)	$9,708
Adjustments to reconcile net earnings (loss) to net cash used by operating activities:
Depreciation and amortization	704	764
Provision (credit) for uncollectible accounts receivable and sales returns and programs	39	(663)
Provision for excess and obsolete inventory	450	1,300
Provision for impairment of goodwill	—	7,428
Provision for settlement of litigation	1,125	—
Stock-based compensation expense	73	373
Stock-based interest expense	—	502
Amortization of deferred revenue related to media distribution agreement	(925)	(265)
Amortization of debt discount	—	954
Change in estimated fair value of derivative financial instruments	(788)	(22,749)
Loss (gain) on foreign currency translation of non-current liability	(486)	133
Changes in assets and liabilities:
Accounts receivable, net	1,034	1,622
Inventory, net	345	(1,048)
Other current assets	485	(511)
Other non-current assets	139	38
Accounts payable	(1,263)	3,006
Accrued liabilities	(158)	(3,756)
Deferred revenue	17	4
Other non-current liabilities	(100)	(197)
Net cash used by operating activities	(1,659)	(3,357)
Cash flows from investing activities:
Purchase of equipment, product tooling and leasehold improvements	(1,289)	(886)

See accompanying notes to the consolidated financial statements.

Exabyte Corporation And Subsidiaries

Consolidated Statements Of Cash Flows (Continued)

(Unaudited)

(In thousands)

	Six Months Ended
	June 30, 2005	June 30, 2006
Cash flows from financing activities:
Borrowings under line of credit - Bank	55,102	47,139
Payments under line of credit - Bank	(51,570)	(41,749)
Payments on notes payable and other non-current liabilities	(709)	(1,382)
Proceeds from issuance of common and preferred stock, net of offering costs	23	—
Net cash provided by financing activities	2,846	4,008
Net decrease in cash and cash equivalents	(102)	(235)
Cash and cash equivalents at beginning of period	444	430
Cash and cash equivalents at end of period	$342	$195

Supplemental disclosures of other cash and non-cash investing and financing activities:
Interest paid in cash	$755	$1,086
Adjustment of fixed assets acquired through note payable	333	—
Common stock issued in satisfaction of accrued interest on Convertible Subordinated Notes	—	557

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred losses from operations throughout 2005 and in the first six months of 2006, and had negative working capital and stockholders’ deficit of $6,558,000 as of June 30, 2006.

As of June 30, 2006 and August 11, 2006, the Company has limited liquidity and, as a result, in the near term the Company will be required to raise additional debt or equity capital or complete a sale or merger transaction, as discussed below, to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Due to the uncertainty relating to the Company’s ability to achieve profitable operations and continue as a going concern, the Company has evaluated various alternatives to improve liquidity, working capital and its overall financial condition. During the second quarter of 2006, the Company engaged an investment banking firm to assist it in evaluating such strategic alternatives, including the merger or sale of the Company. As of August 11, 2006, the engagement is in process and the Company has not entered into a definitive or binding agreement for a business combination or financing transaction.

During 2005, the Company completed several transactions to increase liquidity and working capital. As discussed in Note 3, on October 31, 2005, the Company completed the sale of $9,550,000 of 10% Secured Convertible Subordinated Notes. The proceeds from this offering have been used for general working capital purposes, including new product development and marketing activities. As discussed in Note 8, on October 31, 2005, the Company also entered into an amendment of the Media Distribution Agreement (“MDA”) with Imation Corp (“Imation”). The amendment provides that the sales prices of media to Imation will be adjusted such that Imation will be able to obtain a gross margin of 8% on sales to third parties during the period from January 1, 2006 through December 31, 2006, and a gross margin of 10% thereafter. Prior to the amendment, the sales prices to Imation were such that Imation was able to realize a 25% gross margin on sales to third parties. In addition to the impact of the amendment to the MDA, the timely introduction of new hardware products, increasing revenue from existing and new hardware products, increasing unit shipments of media products, decreasing product costs and increasing gross margins are critical factors in achieving profitable operations. However, there can be no assurance that the Company will achieve profitable operations.

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

Inventory

Inventory is recorded at the lower of cost or market using the first-in, first-out method, and includes materials, labor and manufacturing overhead. Inventory is presented net of reserves for excess quantities and obsolescence related to raw materials and component parts of $4,102,000 and $3,309,000 at December 31, 2005 and June 30, 2006, respectively, and consists of the following:

(In thousands)	December 31, 2005	June 30, 2006
Raw materials and component parts, net	$3,301	$3,485
Finished goods	4,464	4,028
	$7,765	$7,513

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and borrowings under the Company’s line of credit and other notes payable in the consolidated balance sheets approximate fair value due to the short-term maturity of these instruments. The fair value of non-current liabilities, primarily convertible notes and other notes payable, is estimated by discounting the future cash flows using market interest rates and does not differ significantly from the amounts included in the consolidated balance sheets.

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

The distribution fee, as adjusted, received by the Company in connection with the Media Distribution Agreement (“MDA”) discussed in Note 8 was recorded as deferred revenue and is being amortized using the straight-line method over ten years, which represents the estimated period over which media products existing at the commencement of the MDA will be sold. In addition, under certain circumstances the distribution fee may be refundable on a pro-rata basis over a ten-year period from the date of the MDA.

The Company estimates its allowance for uncollectible accounts based on known exposure for specific accounts, as well as historical bad debt experience.

Foreign Currency Transactions and Remeasurement

The U.S. dollar is the functional currency of the consolidated corporation including its subsidiaries. For the Company’s foreign subsidiaries, monetary assets and liabilities are remeasured into U.S. dollars using the exchange rates in effect at the balance sheet date and non-monetary assets are remeasured at historical rates. Results of operations are remeasured using the average exchange rates during the period. The Company recorded net foreign exchange gains (losses) related to these remeasurements of $38,000 and $(118,000) in the second quarter of 2005 and 2006, respectively, and $(10,000) and $(159,000) in the first six months of 2005 and 2006. From time to time, the Company enters into transactions that are denominated in foreign currencies. These transactions are remeasured at the prevailing spot rate upon payment and recorded in the operating account to which the payment relates. Accounts receivable and payable from/to subsidiaries denominated in foreign currencies are remeasured using period end rates and transaction gains and losses are recorded. The Company recorded net foreign exchange gains related to these transactions of $160,000 and $71,000 in the second quarter of 2005 and 2006, respectively, and $503,000 and $111,000 in the first six months of 2005 and 2006. For the three months and six months ended June 30, 2005, the Company recognized gains of $93,000 and $487,000, respectively, related to the translation of a note payable to a supplier denominated in Yen. For the three and six months ended June 30, 2006, the Company recognized losses of $128,000 and $133,000, respectively, related to the translation of this note payable.

Goodwill

The Company accounts for goodwill under the provisions of FAS 142 “Goodwill and Other Intangible Assets.” Under FAS 142, goodwill is assigned to one or more reporting units based upon certain criteria, is tested for impairment upon adoption of FAS 142 and annually thereafter, and is no longer amortized. Goodwill relates to the Company’s fiscal 2001 business combination with Ecrix Corporation (“Ecrix”). Upon adoption of FAS 142 on January 1, 2002, the Company concluded that it has one reporting unit, and in 2002 the Company completed the transitional and annual impairment tests using the following approach: (1) Calculate the fair value of the Company based on quoted market prices of the Company’s stock, and compare such amount with the Company’s carrying value (stockholders’ equity or deficit), including goodwill; (2) If the fair value of the Company is less than its carrying amount, measure the amount of impairment loss, if any, by comparing the implied fair value of the goodwill with the carrying amount of such goodwill; (3) If the carrying amount of the goodwill exceeds its implied fair value, recognize that excess as an impairment loss. Using this method, the Company determined that the fair value of the reporting unit, including goodwill, exceeded carrying value as of the date of adoption and at December 31, 2005. As noted above, the Company is in the process of evaluating various strategic business alternatives, including the sale or merger of the Company. In the opinion of management, the occurrence of such a transaction is probable and, as a result, the carrying value of the goodwill will likely not be realized in the future. Accordingly, the Company recorded a provision for impairment equal to the recorded value of the goodwill of $7,428,000 as of June 30, 2006.

Liability for Warranty Costs

The Company establishes a warranty liability for the estimated cost of warranty-related claims at the time product related revenue is recognized. The following table summarizes information related to the Company’s warranty reserve as of and for the six months ended June 30, 2006:

(In thousands)

Balance at December 31, 2005	$1,376
Adjustments to warranties issued	(342)
Amortization during the period	(286)
Balance at June 30, 2006	$748

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

The effect of common stock options, warrants, convertible preferred stock and convertible notes payable will be included, as applicable, in the earnings (loss) per share calculations if the Company has earnings available to common shareholders. The Company included common stock options with an exercise price less than the average closing price per share of the Company’s common stock (using the treasury stock method) for the three and six months ended June 30, 2006, as dilutive common stock equivalents in calculating diluted loss per share. In addition, during the same periods, the Series AA Convertible Preferred Stock and the 10% Secured Convertible Subordinated Notes were included in the diluted loss per share calculations on an “as converted” basis, with net earnings or loss available to common shareholders adjusted for the change in estimated fair value of derivative financial instruments, dividends and interest expense, as applicable. As a result, the Company had a diluted loss per share for each of these periods. A reconciliation of net earnings (loss) and weighted average common shares outstanding used in the calculation of basic earnings per share and diluted loss per share is as follows:

	For the three months ended			For the three months ended
(in thousands, except for per share data)	June 30, 2005			June 30, 2006
	Net earnings (loss)	Weighted average Shares	Earnings (loss) per Share	Net earnings (loss)	Weighted average Shares	Earnings (loss) per Share
Basic earnings (loss) per share:
Net earnings (loss) available to common stockholders	$(6,755)	11,438	$(0.59)	$4,341	15,088	$0.29
Effect of dilutive securities:
Imation warrants	—	—		(302)	—
Convertible notes payable, including warrants	—	—		(4,972)	5,306
Convertible preferred stock, including warrants	—	—		(8,579)	24,949
Common stock options	—	—		—	18
Diluted loss per share and
net loss available to common stockholders after effect of dilutive securities, including assumed conversions	$(6,755)	11,438	$(0.59)	$(9,512)	45,361	$(0.21)

	For the six months ended			For the six months ended
(in thousands, except for per share data)	June 30, 2005			June 30, 2006
	Net earnings (loss)	Weighted average Shares	Earnings (loss) per Share	Net earnings (loss)	Weighted average Shares	Earnings (loss) per Share
Basic earnings (loss) per share:
Net earnings (loss) available to common stockholders	$(2,804)	11,332	$(0.25)	$9,082	14,592	$0.62
Effect of dilutive securities:
Imation warrants	—	—		(455)	—
Convertible notes payable, including warrants	—	—		(7,140)	5,306
Convertible preferred stock, including warrants	—	—		(13,070)	24,949
Common stock options	—	—		—	31
Diluted loss per share and
net loss available to common stockholders after effect of dilutive securities, including assumed conversions	$(2,804)	11,332	$(0.25)	$(11,583)	44,878	$(0.26)

Options to purchase 2,937,000 shares of common stock were excluded from diluted share calculations for the three and six months ended June 30, 2005, as a result of the exercise prices being in excess of the average fair market value of the Company’s stock for the periods. As a result, the options were anti-dilutive. In addition, remaining options to purchase 1,089,000 shares of common stock were excluded from diluted share calculations for the three and six months ended June 30, 2005, as these options were also anti-dilutive as a result of the net loss incurred.

Options to purchase 10,361,000 and 10,345,000 shares of common stock were excluded from diluted share calculations for the three and six months ended June 30, 2006, respectively, as a result of the exercise prices being in excess of the average fair market value of the Company’s stock for the periods. As a result, the options were anti-dilutive.

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

The following table illustrates the effect on net loss available to common stockholders and net loss per share for the three and six months ended June 30, 2005, if the Company had applied the fair-value based method of FAS 123 to stock-based compensation.

	Three months ended	Six months ended
(In thousands, except per share data)	June 30, 2005	June 30, 2005

Net loss, as reported	$ (6,518)	$ (2,350)

Add: Stock-based compensation expense included in reported net loss, net of related tax effects	47	73

Deduct: Total stock-based compensation expense determined under fair-value based method for all awards, net of related tax effects	(1,499)	(3,174)

Pro forma net loss	$ (7,970)	$ (5,451)
Deemed dividend related to amortization of discount on Series AA convertible preferred stock	(237)	(454)
Pro forma loss available to common stockholders	$ (8,207)	$ (5,905)

Basic earnings per share:
As reported	$ (0.59)	$ (0.25)
Pro forma	$ (0.72)	$ (0.52)

Diluted earnings per share:
As reported	$ (0.59)	$ (0.25)
Pro forma	$ (0.72)	$ (0.52)

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(Revised) (“SFAS 123R”), whereby the fair value of stock options and other equity-based compensation issued to employees will be recognized as compensation expense over the vesting period of such options or other issuances. As of December 31, 2005, and June 30, 2006, unvested and unamortized compensation expense related to options granted prior to the adoption of SFAS 123R totaled $1,483,000 and $1,062,000, respectively. The unamortized balance at June 30, 2006 will be recognized as future compensation expense as follows: 2006 - $361,000, 2007 - $415,000, 2008 - $195,000 and 2009 and thereafter - $91,000. Stock-based compensation expense related to stock options and recognized in the three months ended June 30, 2006 totaled $103,000 of which $79,000 and $24,000 are included in selling, general and administrative expenses and engineering, research and development expenses, respectively. Stock-based compensation expense related to stock options and recognized in the six months ended June 30, 2006 totaled $332,000 of which $255,000 and $77,000 are included in selling, general and administrative expenses and engineering, research and development expenses, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Six months ended June 30,
	2005	2006
Estimated dividends	None	None
Expected volatility	177 – 179%	102 – 119%
Risk-free interest rate	3.4 – 3.8%	4.35 – 5.09%
Expected term (years)	3.05 – 3.06	3.03

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

The primary purpose of the accelerated vesting was to eliminate future compensation expense related to these options that the Company would otherwise have recognized in its consolidated financial statements upon the adoption of SFAS 123R. The Company estimated that the maximum aggregate future compensation expense that was eliminated as a result of the accelerated vesting of these options was approximately $6.5 million, with $1.2 million in the fourth quarter of 2005, $3.3 million in 2006, $1.6 million in 2007 and $400,000 in 2008.

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

The following table summarizes information regarding fixed stock options outstanding at June 30, 2006:

		Options Outstanding			Options Exercisable
Range of Exercise Prices		Number Outstanding (000’s)	Weighted-Avg. Remaining Contractual Life	Weighted-Avg. Exercise Price	Number Exercisable (000’s)	Weighted-Avg. Exercise Price
$0.31 -	2.00	7,632	9.11	$1.20	6,174	$1.19
2.01 -	4.50	181	7.95	3.80	116	4.09
4.51 -	8.20	1,705	7.51	7.83	1,705	7.83
8.21 -	137.50	903	5.97	14.52	903	14.52
		10,421	8.55	$3.48	8,898	$3.85

Reclassifications

Certain reclassifications have been made to prior period balances to conform with the current period presentation.

Note 2—ACCRUED LIABILITIES

Accrued liabilities are comprised of the following:

	December 31, 2005	June 30, 2006
(In thousands)
Compensation and benefits	$1,395	$1,648
Current portion of warranty costs	364	239
Deferred rent concessions	993	882
Litigation settlement	750	125
Liability related to modification of media distribution agreement	2,000	—
Other	1,461	647
	$6,963	$3,541

Note 3—DEBT

Convertible Subordinated Notes

On October 31, 2005, the Company completed the sale of $9,550,000 of 10% Secured Convertible Subordinated Notes (“Convertible Notes”) and warrants to purchase 4,775,000 shares of common stock. The Convertible Notes are payable interest only through 2010, at which time the principal amount is due in total. Interest on the Convertible Notes is payable quarterly in common stock of the Company. The principal amount of the Convertible Notes is convertible into common stock at $1.80 per share. The exercise price of the warrants, which have a five-year term, is also $1.80 per share. The conversion and exercise prices are subject to certain anti-dilution adjustments, including adjustments for sales of common stock or rights to acquire common stock at below the conversion and exercise prices in effect. The Convertible Notes are collateralized by a security interest in all of the Company’s assets and are subordinate to the security interest granted, and the indebtedness, under the Company’s line-of-credit agreement with Wells Fargo Business Credit, Inc. (“Wells Fargo”), pursuant to the Intercreditor and Subordination Agreement (“Intercreditor Agreement”) between Wells Fargo, the holders of the Convertible Notes and Imation. The Company was obligated to use its reasonable best efforts to register the underlying common shares that would be issued upon conversion of the Convertible Notes and exercise of the warrants, as well as the number of shares that would be issued as interest over the term of the Convertible Notes. The registration statement for such shares was declared effective on March 31, 2006. The Convertible Notes contain covenants which include, among other things, restrictions on the indebtedness and prepayments of indebtedness. Without the consent of two thirds of the outstanding principal amount of the Convertible Notes, the Company may not, among other things, incur any indebtedness for borrowed money that is not expressly subordinated to the Convertible Notes other than senior indebtedness to Wells Fargo and any subsequent refinancing thereof not to exceed $40.0 million, prepay any indebtedness for borrowed moneys or purchase or pay any dividends on any equity other than dividends on the Series AA Preferred Stock which are payable in shares of common stock. Events of default include certain lapses in the effectiveness of the registration statement. The Company must pay liquidated damages upon the occurrence of certain other events. As noted below, as of August 11, 2006, the Company is in default of its line-of-credit agreement with Wells Fargo for not complying with certain covenants, and is in violation of payment provisions of its note payable to a supplier. The default and violation also constitute an event of default under the terms of the Convertible Notes if such other defaults are not cured or waived within the applicable grace or cure period. The acceleration of payment of the Convertible Notes in the event of default requires the affirmative vote of two-thirds of the principal amount of the Convertible Notes. However, pursuant to the terms and conditions of the Intercreditor Agreement, any action or proceeding to recover all or any part of the Convertible Notes is prohibited without the consent and approval of Wells Fargo or unless Wells Fargo has been paid in full or accelerated the line of credit.

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

As discussed more fully in Note 5, the basic conversion feature of the Convertible Notes, and the anti-dilution feature included therein, and the warrants were determined to be embedded and freestanding derivative financial instruments requiring separate accounting under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). The total estimated fair value of the derivatives was determined to be approximately $11,518,000 and, accordingly, the entire $9,550,000 of proceeds from the Convertible Notes were allocated to those derivative instruments, and the Convertible Notes were initially recorded net of discount equal to their face value. The discount is being amortized over the term of the Convertible Notes as additional interest expense using the effective interest method. Such amortization and additional interest expense totaled $253,000 and $502,000 for the three and six months ended June 30, 2006, respectively. In addition, because the estimated fair value of the derivatives exceeded the total proceeds, the Company recorded a charge for other financing costs equal to the excess value, in the amount of $1,964,000, upon consummation of the Convertible Notes transaction on October 31, 2005.

Line of Credit – Wells Fargo Business Credit, Inc.

On March 9, 2005, the Company entered into an asset-based line-of-credit agreement (“Agreement”) with Wells Fargo which currently provides for borrowings of up to $20,000,000 based on 80% of eligible accounts receivable (as defined), and 25% of eligible finished goods inventory (as defined). Accordingly, borrowing availability under the line of credit varies based on the balances of accounts receivable and inventory throughout the month, quarter or year. Borrowings are secured by substantially all of the Company’s assets. This agreement matures on March 31, 2008. Interest under the new agreement with Wells Fargo is currently being charged at the lender’s prime rate plus 3.5% (11.75% at June 30, 2006), and the agreement includes financial covenants and other restrictions relating to, among other things, operating results, the maintenance of minimum levels of net worth or deficit, limits on inventory levels with product distributors, limits on capital expenditures, liens, indebtedness, guarantees, investment in others and prohibitions on the payment of cash dividends on common or preferred stock. Events of default include a change in control. As of June 30, 2006, the Company was in violation of covenants relating to operating results and maintenance of specified levels of net worth or deficit and minimum borrowing availability.

Effective July 31, 2006, the Company entered into an amendment to the Agreement, whereby Wells Fargo agreed to provide the Company with an additional $2,000,000 of borrowing availability. Such additional borrowings are available in two $1,000,000 increments, and are subject to certain terms and conditions relating to a future merger or sale of the Company. As of August 11, 2006, the Company had met the requirements for the first $1,000,000 of additional borrowings. These additional borrowings bear interest at the lender’s prime rate plus 5% (13.25% at August 11, 2006) and are subject to all other terms and conditions included in the Agreement. Fees relating to the additional borrowing availability totaled $125,000. The aforementioned amendment did not waive the June 30, 2006 covenant violations noted above; accordingly, the Company is in default under the Agreement as of August 11, 2006, and such default will continue until such time as a waiver, if any, is obtained from the lender. As of August 11, 2006, Wells Fargo has not indicated its intent to require the immediate repayment of the balance due under the Agreement; however, Wells Fargo has not waived its right to require such repayment at any time.

Notes Payable - Suppliers

During the first quarter of 2003, the Company entered into agreements with four of its largest suppliers that converted certain accounts payable and accrued liability amounts outstanding at December 28, 2002, totaling $20,900,000, to unsecured notes payable. These amounts were due through 2005 and bore interest at rates ranging from zero to 5%. At June 30, 2006, the remaining balance of $4,013,000 is due to one supplier, Hitachi, Ltd. (Hitachi). In November 2004, November 2005 and May 2006, the payment terms for this note were restructured to provide for repayment through September 30, 2007, with interest at 3.1% through December 31, 2006 and 5.0% thereafter. In September 2003, the Company entered into restructuring and note payable agreements with a fifth supplier, Solectron Corporation (“Solectron”), for $8,991,000 which converted accounts payable and current inventory purchase commitments to a note payable bearing interest at 9%. As of June 30, 2006, the total amount due to Hitachi and Solectron under the remaining notes payable – suppliers is $4,777,000 which is payable as follows: 2006 - $4,680,000; and 2007 - $97,000. As of August 11, 2006, the Company was in violation of a provision included in the note payable to Hitachi regarding payment of payables for June 2006 product purchases. In addition, the Company was delinquent as to the July 2006 payment on the note payable. The Company has not received a waiver for these items as of August 11, 2006, and does not expect to obtain such a waiver in the near term. Accordingly, the note payable to Hitachi has been classified as a current liability in the accompanying unaudited interim consolidated financial statements. The Company accounted for the modification of the liabilities under EITF 96-19, Debtors Accounting for a Modification or Exchange of Debt Instruments (“EITF 96-19”). In accordance with the provisions of

EITF 96-19, the terms of the notes are not considered to be substantially different than the terms of the original liabilities.

Note Payable - Lessor

In September 2003, the Company entered into a note payable in the amount of $3,060,000 with the lessor of certain of its former office and manufacturing facilities, in settlement of all past and future amounts due under the lease for such facilities. The note is unsecured, and is payable interest only through September 2008, at which time the entire principal amount is due. The interest rate on the note at June 30, 2006 is 6.0% and this rate will continue until September 2007, at which time the rate increases to 10.0% for the final year of the note. Interest on the note was imputed at a rate of 9.0% over the term of the note and, accordingly, the note was recorded net of discount of $359,000. The 9.0% rate was considered to be a market interest rate based on other borrowings of the Company. The discount is being recognized over the term of the note as additional interest expense using the effective interest method.

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

Dividends on the Series AA shares are payable in common stock at an initial rate of 5%, with an increase to 8% after four years, 10% after five years and 12% thereafter. During the three and six months ended June 30, 2006, the Company issued approximately 1,266,000 and 1,950,000 common shares, respectively, as dividends on the Series AA shares. During the three and six months ended June 30, 2005, the Company issued approximately 199,000 and 391,000 common shares, respectively, as dividends. The Company has the right to force conversion of the Series AA shares, which are non-voting, at such time as the Company’s common stock has reached specified price parameters, subject to certain limitations. The Series AA shares have a liquidation preference equal to the issuance price, plus accumulated unpaid dividends and are subject to redemption based on the occurrence of certain conditional events. Based on certain of these redemption features, the Series AA has been recorded as temporary equity, until such time as the events or circumstances that could cause redemption are no longer applicable. Such events and circumstances generally relate to the Company’s ability to deliver registered shares to Series AA shareholders upon conversion, as provided in the related registration rights agreement. On August 27, 2004, the Company registered for resale the underlying common shares that would be issued upon conversion, as well as a specified number of common shares that would be issued as dividends on the Series AA shares and updated the registration statement on April 26, 2005 and June 2, 2006. The Company was also obligated to use its reasonable best efforts to maintain a current registration statement in effect until such common shares can be sold without the use of the registration statement in May 2006.

The Company also evaluated the Series AA under the provisions of SEC Staff Accounting Bulletin No. 68, “Increasing Rate Preferred Stock,” (“SAB 68”), and determined that the Series AA should be recorded at fair value at the date of issuance based on a market dividend rate of 12%. Accordingly, the Series AA has been recorded net of discount of $7,463,000, which amount is being recognized as additional deemed dividends over the period from the date of issuance until May 2010, at which time the dividend rate is fixed at 12%. Such additional deemed dividends totaled $237,000 and $325,000 in the three months ended June 30, 2005 and 2006, respectively, and $454,000 and $626,000 in the six months ended June 30 2005 and 2006, respectively.

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

Two other provisions of the Series AA are considered to be embedded derivatives; (1) the possible variable share settlement in the case of an involuntary triggering event that would require conversion to common stock based on a discounted percentage of the then applicable volume weighted average price, and (2) the 20% redemption premium that would result from a cash redemption required by a voluntary triggering event. The Company has determined that the probability of either of these events is negligible and, accordingly, the related value of these potential derivatives is not considered to be significant at December 31, 2005 or June 30, 2006. The materiality of these items will be re-assessed in the future for financial reporting purposes. The estimated fair value of the derivative instruments at inception (the date at which all significant financial terms were finalized), December 31, 2005 and June 30, 2006 are as follows:

	Series AA
(In thousands)	Conversion feature	Anti-dilution feature	Total	Warrants	Total
Inception (May 3, 2004)	$32,847	$3,283	$36,130	$10,109	$46,239
December 31, 2005	13,498	2,424	15,922	748	16,670
June 30, 2006	539	2,403	2,942	30	2,972

	Convertible Notes
	Conversion feature	Anti-dilution feature	Total	Warrants	Total
Inception (December 1, 2005)	$7,300	$564	$7,864	$3,650	$11,514
December 31, 2005	6,207	592	6,799	3,104	9,903
June 30, 2006	411	691	1,102	205	1,307

	Imation Warrants
	Conversion feature	Anti-dilution feature	Total	Warrants	Total
Inception (December 1, 2005)	$—	$—	$—	$574	$574
December 31, 2005	—	—	—	487	487
June 30, 2006	—	—	—	32	32

	Total
	Conversion feature	Anti-dilution feature	Total	Warrants	Total
December 31, 2005	$19,705	$3,016	$22,721	$4,339	$27,060
June 30, 2006	950	3,094	4,044	267	4,311

The net change in estimated fair value for each period is included as a benefit (expense) in the statement of operations and totaled $(4,311,000) and $14,910,000 for the three months ended June 30, 2005 and 2006, respectively, and $788,000 and 22,749,000 for the six months ended June 30, 2005 and 2006, respectively.

The basic conversion feature and warrants for both the Series AA and the Convertible Notes, as well as the Imation warrants, were valued using the Black-Scholes option-pricing model in a manner similar to a call option with the following assumptions:

	Series AA
	Inception	December 31, 2005	June 30, 2006
Estimated dividends	None	None	None
Expected volatility	155.0%	111.5%	108.7%
Risk-free interest rate	3.26%	4.39%	5.09%
Expected term (years)	5.00	3.33	2.84

	Convertible Notes and Imation Warrants
	Inception	December 31, 2005	June 30, 2006
Estimated dividends	None	None	None
Expected volatility	106.3%	111.5%	108.7%
Risk-free interest rate	4.30%	4.39%	5.09%
Expected term (years)	4.92	4.83	4.34

The anti-dilution feature for both the Series AA and the Convertible Notes were valued using a Probability Weighted Black-Scholes pricing model as a put option with a put-call-parity model with the following assumptions:

	Series AA
	Inception	December 31, 2005	June 30, 2006
Estimated dividends	None	None	None
Expected volatility	155.0%	111.5%	108.7%
Risk-free interest rate	3.26%	4.39%	5.09%
Expected term (years)	1.92 - 5.00	0.17 - 3.25	0 – 2.84
Estimated probability of a future dilutive financing transaction	10%	10%	10%

	Convertible Notes
	Inception	December 31, 2005	June 30, 2006
Estimated dividends	None	None	None
Expected volatility	106.3%	111.5%	108.7%
Risk-free interest rate	4.30 – 4.35	4.39%	5.09%
Expected term (years)	1.83 – 4.91	1.75 – 4.83	1.26 – 4.34
Estimated probability of a future dilutive financing transaction	10%	10%	10%

The estimated probability of a dilutive financing transaction is based on management’s combined estimate of the likelihood of such a transaction occurring during the eighteen months following the effective date of the registration statements covering the common shares underlying the Series AA and Convertible Notes (full dilution adjustment period) and thereafter (weighted-average dilution adjustment period) and includes a consideration of the Company’s historical and forecasted operating results, liquidity, and the likelihood of other non-dilutive financing alternatives. The full dilution adjustment period for the Series AA expired in February 2006. The estimated combined probability of a full dilution adjustment and weighted average dilution adjustment was considered to be 10% at June 30, 2005, December 31, 2005 and June 30, 2006 for the Series AA, and 5% for both a full dilution and weighted average dilution adjustment for the Convertible Notes at December 31, 2005 and June 30, 2006.

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

Substantially all of the Company’s long-lived assets are located in the United States.

The following table details revenue from external customers by geographic area for the following fiscal periods:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2005	June 30, 2006	June 30, 2005	June 30, 2006
United States	$17,867	$14,804	$34,080	$30,535
Europe/Middle East	4,929	3,947	12,496	9,114
Asia Pacific	923	661	1,691	1,274
Other	57	43	131	151
	$23,776	$19,455	$48,398	$41,074

The following table details revenue by product line for the following fiscal periods:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2005	June 30, 2006	June 30, 2005	June 30, 2006
Drives	$5,020	$3,977	$11,602	$9,238
Automation	9,545	6,991	17,522	14,055
Media	8,619	8,620	18,282	18,099
Service and other	1,526	906	2,896	1,895
Sales allowances	(934)	(1,039)	(1,904)	(2,213)
	$23,776	$19,455	$48,398	$41,074

The following table summarizes revenue from significant customers:

	Net Revenue		% of Total Net Revenue
	Three Months Ended		Three Months Ended
(In thousands)	June 30, 2005	June 30, 2006	June 30, 2005	June 30, 2006
Imation	$8,916	$8,793	37.5%	45.2%
Tech Data	$4,799	$3,794	20.2%	19.5%
IBM	$1,969	$1,756	8.3%	9.0%
Fujitsu Siemens	$1,963	$1,936	8.3%	9.9%
Ingram Micro	$2,631	$947	11.1%	4.9%

	Net Revenue		% of Total Net Revenue
	Six Months Ended		Six Months Ended
(In thousands)	June 30, 2005	June 30, 2006	June 30, 2005	June 30, 2006
Imation	$18,841	$18,540	38.9%	45.1%
Tech Data	$9,003	$6,492	18.6%	15.8%
IBM	$4,000	$4,065	8.3%	9.9%
Fujitsu Siemens	$5,538	$3,915	11.4%	9.5%
Ingram Micro	$4,551	$3,809	9.4%	9.3%

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

Through the Complaint, the Plaintiffs sought to avoid and recover approximately $2,764,000 in payments allegedly made to the Company from one or more of the Daisytek Debtors prior to their respective bankruptcy filings, asserting that the payments constitute preferential transfers or fraudulent transfers. In addition, the Plaintiffs sought disallowance of the proof of claim filed by the Company in the amount of approximately $5,954,000 against the bankruptcy estate of Digital Storage, Inc., one of the

Daisytek Debtors and a former distributor of the Company’s products. In July 2005, the Company reached an agreement with the Plaintiffs that provided for the settlement of the claim for a payment of $1,125,000 over a twelve-month period, commencing September 1, 2005, and the relinquishment of the Company’s claim against the estate. The agreement was approved by the Bankruptcy Court in September 2005. The Company recorded a provision for the settlement as of June 30, 2005. At June 30, 2006, a liability of $250,000 remains outstanding under the settlement.

On October 5, 2004, the Company filed a complaint against Certance LLC (“Certance”) in the United States District Court for the District of Colorado asserting that Certance infringed upon certain of the Company’s patents. Certance subsequently filed its answer, which included routine defenses customary for this type of proceeding, on November 18, 2004. In addition, in connection with this litigation, Matsushita Electric Industrial Co. Ltd. (Matsushita) filed a complaint against the Company asserting a claim for patent infringement related to another of the Company’s products. A subsidiary of Matsushita is the contract manufacturer of the product included in the Company’s initial complaint against Certance. Effective October 13, 2005, the Company entered into a Settlement and Compromise Agreement, whereby (1) the defendant agreed to modify certain features within its drive products, (2) both complaints were dismissed and (3) the defendant agreed to make payments of $1,200,000, and $501,000 which were received by the Company on November 1, 2005 and July 13, 2006, respectively.

On January 18, 2006, the Company filed a complaint against Hewlett-Packard Company (“Hewlett-Packard”) in the United States District Court for the District of Colorado asserting that Hewlett-Packard infringed upon a patent owned by the Company. Hewlett-Packard subsequently filed its answer and counterclaim for declaratory judgment on March 2, 2006. On June 26, 2006, Hewlett-Packard filed an amended answer and counterclaims, alleging that the Company was infringing upon three patents owned by Hewlett-Packard. While the Company remains open to settlement, it intends to assert fully its patent rights in the litigation and defend itself vigorously against Hewlett-Packard’s counterclaims. The lawsuit has entered the discovery phase. It is not possible to predict the outcome of this action. However, the Company believes that the outcome will not have a material adverse effect on the Company’s financial condition or results of operations.

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

On October 31, 2005, the Company entered into an Amendment of the MDA (“Amendment”), whereby the sales prices to Imation will be adjusted such that Imation will be able to obtain a gross margin of 8% on sales to third parties during the period from January 1, 2006 through December 31, 2006, and a gross margin of 10% thereafter. As consideration for the revision of the gross margin and to adjust the initial distribution fee, the Company agreed to provide the following to Imation; (1) a $5,000,000 note payable, bearing interest at 10% beginning January 1, 2006, with interest only payments through 2007 and equal quarterly principal and interest payments commencing on March 31, 2008 and continuing through December 31, 2009, (2) 1,500,000 shares of common stock and warrants to purchase 750,000 shares of common stock of the Company at $1.80 per share and (3) a $2,000,000 credit which was applied against product purchases by Imation in the first quarter of 2006. The Amendment also decreased the amount of the distribution fee that would be required to be repaid to Imation due to a termination of the MDA to $8,500,000. In addition, on October 31, 2005, Imation loaned $2,000,000 to the Company under a note payable which bears interest at 10% and is payable interest only through December 15, 2006, at which time the principal amount is due in total. In connection with the $5,000,000 and $2,000,000 notes, the Company granted Imation a security position in substantially all of the Company’s assets. These notes are subordinated to the security interests of, and indebtedness to, Wells Fargo and the holders of the Convertible Notes pursuant to the Intercreditor Agreement. The $5,000,000 note is subject to mandatory full or partial prepayment should the Company complete a future financing for specified amounts prior to the scheduled repayment term. The warrants have substantially the same terms as the warrants issued in connection with the Convertible Notes, were valued using the assumptions discussed in Note 5, and have been recorded as a derivative liability in the accompanying consolidated balance sheet. The Company was obligated to use its reasonable best efforts to register the common shares issued to Imation and issuable upon exercise of the warrants provided to Imation. The registration statement for such shares was declared effective on March 31, 2006. The consideration provided to Imation totaling $10,423,000, including the value of the warrants of $573,000 was recorded as an adjustment of the initial distribution fee and a reduction of deferred revenue originally recorded at the inception of the MDA. The deferred revenue balance related to the distribution fee is approximately $4,223,000 and $3,956,000 as of December 31, 2005 and June 30, 2006, respectively.

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

OEM customers incorporate our products as part of their own systems, which they then sell to their customers under their own brand name. We believe that increased revenue from OEM customers will be necessary to achieve our business plan. Accordingly, expansion of these relationships has been a key strategic initiative in 2005 and 2006 and will continue to be so in the future. In general, sales to OEMs are at lower prices and lower gross margins. Accordingly, it is imperative that we continue to obtain lower product costs from suppliers to achieve future profitability.

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

One of our most significant challenges is to reduce our product costs to improve our gross margins as well as remaining competitive from a product price standpoint. Although our gross margins increased in 2005, we continue to work with existing hardware and media suppliers to obtain reduced product costs, as well as expanding the level of manufacturing activities with suppliers in lower cost geographic locations. All of our products are manufactured by suppliers located in China, Japan and Singapore and we will continue to evaluate which areas provide the lowest cost, highest quality services and products. Obtaining overall product cost reductions is an integral factor in our becoming profitable in the future. However, there can be no assurance that we will indeed achieve such cost reductions in the future.

Expense control was a key business initiative for us in 2005, and continues to be so in 2006. As we continue to focus on improving our gross margins, constant or decreasing operating costs is an important objective in improving our operating results. In 2005 and 2006, we established cost reduction plans that focused on decreasing discretionary spending in all functional areas, as well as reducing headcount in most areas of the Company. As a result, we have been able to decrease operating costs to position the Company to operate at a lower expense structure in 2006. While we believe our cost structure is currently appropriate to support our operations, an increase in operating costs in the future, both in dollars and as a percentage of revenue, would negatively impact our operating results and our ability to achieve profitability in the future. However, unless net revenue increases, additional cost reductions, including decreasing headcount, will continue to be necessary in the future.

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

Inventory valuation and reserves

Our inventory is a significant component of our total assets. In addition, the carrying value of inventory directly impacts our gross margins and operating results. Our inventory is recorded at the lower of cost or market, cost being determined under the first-in, first-out method. In addition, we must determine if reserves are required for excess or obsolete inventory for existing products, including products that will be discontinued in the near term, or future sales which may result in a loss. This determination requires significant judgment by management relating to future revenue by product and the estimated life cycles of certain products in a rapidly changing and highly competitive technology marketplace. The provision for excess and obsolete inventory for the six months ended June 30, 2006 totaled $1,300,000 and related primarily to products that will be discontinued in 2006. Our ability to make accurate estimates regarding inventory usage and valuation is integral to minimizing inventory related charges in the future, and the extent of future charges could be impacted by unknown events or circumstances and the effect on our estimates.

Derivative Financial Instruments

The Series AA and Convertible Notes include certain terms, conditions and features which are separately accounted for as embedded derivative liabilities at estimated fair value. In addition, the related warrants issued in connection with both of these instruments, and other warrants, are also separately accounted for as freestanding derivative liabilities at estimated fair value. The determination of fair value includes significant estimates by management including the term of the instruments, volatility of the price of our common stock, interest rates and the probability of conversion, redemption or a future dilutive financing transaction, among other items. The fluctuations in estimated fair value may be significant from period-to-period which, in turn, may have a significant impact on our reported financial condition and results of operations.

Goodwill

Our business combination with Ecrix in November 2001 resulted in a significant amount of goodwill. Under FAS 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized to operations, but is assessed periodically for potential impairment based on estimates by management. An impairment may be indicated by a significant decrease in the trading price of our common stock and if such a decrease occurs, additional procedures are required to determine if the carrying value of the goodwill exceeds its implied fair value. Any impairment charge indicated by these tests could be significant to future operating results. As of December 31, 2005 we concluded that we had no goodwill impairment. As discussed in Note 1 to the unaudited interim consolidated financial statements included herein, we are in the process of evaluating various strategic business alternatives, including the sale or merger of the Company. In the opinion of management, the occurrence of such a transaction is probable and, as a result, the carrying value of the goodwill will likely not be realized in the future. Accordingly, we recorded a provision for impairment equal to the recorded value of the goodwill, of $7,428,000, as of June 30, 2006.

Stock Based Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(Revised) (“SFAS 123R”), whereby the fair value of stock options and other equity-based compensation issued to employees will be recognized as compensation expense over the vesting period of such options or other issuances. The Company selected the modified prospective application transition method for the adoption of SFAS 123R. Prior to the adoption of SFAS 123R, and through December 31, 2005, as permitted under SFAS 123 the Company accounted for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. Accordingly, no compensation expense was recognized for options granted to employees with an exercise price equal to the market value at the date of grant. As of December 31, 2005, unvested and unamortized compensation expense related to options granted prior to the adoption of SFAS 123R totaled $1,483,000. Such amount will be recognized as future compensation expense as follows: 2006 - $361,000, 2007 - $415,000, 2008 - $195,000 and 2009 and thereafter- $91,000. Stock based compensation expense related to stock options and recognized in the three and six months ended June 30, 2006 totaled $103,000 and $332,000, respectively, of which $79,000 and $255,000 is included in selling, general and administrative expense and $24,000 and $77,000 is included in engineering, research and development expenses for the three and six months ended June 30, 2006, respectively.

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

The primary purpose of the accelerated vesting was to eliminate future compensation expense related to these options that the Company would otherwise have recognized in its consolidated financial statements upon the adoption of SFAS 123R. The Company estimated that the maximum aggregate future compensation expense that was eliminated as a result of the accelerated vesting of these options is approximately $6.5 million, with $1.2 million in the fourth quarter of 2005, $3.3 million in 2006, $1.6 million in 2007 and $400,000 in 2008.

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

Results of Operations

The following table sets forth our operating results in dollars and as a percentage of revenue for each period presented.

(in thousands except per share data)	Three Months Ended				Six Months Ended
	June 30, 2005 (unaudited)		June 30, 2006 (unaudited)		June 30, 2005 (unaudited)		June 30, 2006 (unaudited)
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue

Net revenue	$23,776	100.0	$19,455	100.0	$48,398	100.0	$41,074	100.0
Cost of goods sold	16,708	70.3	14,421	74.1	34,163	70.6	30,567	74.4
Gross profit	7,068	29.7	5,034	25.9	14,235	29.4	10,507	25.6

Operating expenses:
Selling, general and administrative	5,437	22.9	4,623	23.8	10,938	22.6	9,457	23.0
Engineering, research and development	2,520	10.6	2,132	11.0	4,972	10.3	4,227	10.3
Total operating expenses	7,957	33.5	6,755	34.8	15,910	32.9	13,684	33.3
Loss from operations	(889)	(3.8)	(1,721)	(8.9)	(1,675)	(3.5)	(3,177)	(7.7)

Other income (expense):
Interest expense	(353)	(1.5)	(1,330)	(6.8)	(755)	(1.6)	(2,542)	(6.2)
Change in estimated fair value of derivative financial instruments	(4,311)	(18.1)	14,910	76.6	788	1.6	22,749	55.4
Gain (loss) on foreign currency translation	198	0.8	(47)	(0.2)	493	1.0	(49)	(0.1)
Provision for impairment of goodwill	—	—	(7,428)	(38.2)	—	—	(7,428)	(18.1)
Litigation settlements	(1,125)	(4.7)	501	2.6	(1,125)	(2.3)	501	1.2
Other, net	(33)	(0.1)	(180)	(0.9)	(63)	(0.1)	(268)	(0.7)
Total other income (expense)	(5,624)	(23.6)	6,426	33.1	(662)	(1.4)	12,963	31.5
Earnings (loss) before income taxes	(6,513)	(27.4)	4,705	24.2	(2,337)	(4.8)	9,786	23.8

Income tax expense	(5)	—	(39)	(0.2)	(13)	(0.1)	(78)	(0.2)

Net earnings (loss)	(6,518)	(27.4)	4,666	24.0	(2,350)	(4.9)	9,708	23.6

Deemed dividends – amortization of discount on Series AA convertible preferred stock	(237)	(1.0)	(325)	(1.7)	(454)	(0.9)	(626)	(1.5)
Net earnings (loss) available to common stockholders	$(6,755)	(28.4)	$4,341	22.3	$(2,804)	(5.8)	$9,082	22.1

Basic earnings (loss) per share	$(0.59)		$0.29		$(0.25)		$0.62
Diluted loss per share (1)	$(0.59)		$(0.21)		$(0.25)		$(0.26)

(1) See note 1 to the unaudited interim consolidated financial statements.

Net Revenue By Product Type

The following tables present our revenue by type of product in absolute dollars and as a percentage of revenue for each period presented.

(In thousands)	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2006	June 30, 2005	June 30, 2006

Drives	$5,020	$3,977	$11,602	$9,238
Automation	9,545	6,991	17,522	14,055
Media	8,619	8,620	18,282	18,099
Service and other	1,526	906	2,896	1,895
Sales allowances	(934)	(1,039)	(1,904)	(2,213)
	$23,776	$19,455	$48,398	$41,074

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2006	June 30, 2005	June 30, 2006

Drives	21.1%	20.4%	24.0%	22.5%
Automation	40.1	35.9	36.2	34.2
Media	36.3	44.3	37.8	44.1
Service and other	6.4	4.7	5.9	4.6
Sales allowances	(3.9)	(5.3)	(3.9)	(5.4)
	100.0%	100.0%	100.0%	100.0%

The following tables present our revenue by technology platform in dollars (in thousands) and as a percentage of net revenue for each period presented. For a description of VXA, Legacy and LTO technologies and related products, see “Our Business” section in our annual report on Form 10-K for the year ended December 31, 2005.

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2005	June 30, 2006	June 30, 2005	June 30, 2006
VXA	$13,551	$13,420	$26,079	$29,343
Legacy	3,994	2,448	10,195	4,390
LTO	6,042	4,473	11,768	9,209
Other, non-allocable	189	(886)	356	(1,868)
	$23,776	$19,455	$48,398	$41,074

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2006	June 30, 2005	June 30, 2006
VXA	57.0%	69.0%	53.9%	71.4%
Legacy	16.8	12.6	21.1	10.7
LTO	25.4	23.0	24.3	22.4
Other, non-allocable	0.8	(4.6)	0.7	(4.5)
	100.0%	100.0%	100.0%	100.0%

Our net revenue decreased 18.2% from $23,776,000 in the second quarter of 2005 to $19,455,000 for the second quarter of 2006, and decreased 15.1% from $48,398,000 for the six months ended June 30, 2005 to $41,074,000 for the six months ended June 30, 2006. During the second quarter of 2006, one of the Company’s largest distribution customers elected to decrease its inventory levels entering the third quarter and, accordingly, decreased its purchases in June 2006 by $1,500,000 to $2,000,000. In addition, revenue from our Legacy hardware and media products continued to decline in 2006, and decreased $1,547,000, or 38.7%, in the second quarter and $5,805,000, or 56.9%, for the six months ended June 30, 2006. Substantially all Legacy (Mammoth) hardware products were discontinued in 2005 and revenue from Legacy media products is expected to continue to decline, but at a decreasing rate, in the future. Legacy hardware revenue totaled $731,000 and $2,277,000 in the second quarter of 2005 and the first six months of 2005, respectively. Such revenue was minimal in 2006. VXA-related revenue decreased $117,000, or 0.9%, during the second quarter and increased $3,324,000, or 12.7% for the six months ended June 30, 2006. VXA drive revenue decreased 10.8% and increased 5.1% for the second quarter and the first six months of 2006, respectively, due to fluctuations in shipments to distributor/reseller customers during both periods, primarily related to the introduction of the VXA 320 drive and the VXA 320 packetloader. VXA automation revenue decreased 24.9% and 19.3% for the second quarter and first six months of 2006, respectively, as compared to the new product revenue stream in the prior year when the VXA packetloader was introduced. However, VXA automation revenue increased 7.3% in the second quarter of 2006, as compared to the first quarter of 2006, as demand for automation products continued to expand. VXA media revenue, which is directly impacted by hardware shipments and sales, increased 24.1% and 39.5%, for the second quarter and the first six months of 2006. Also contributing to the increase in media revenue was an increase in inventory levels by our distributor, Imation. LTO automation revenue decreased $1,538,000, or 27.4% and $1,956,000, or 18.9%, for the second quarter and first six months of 2006, respectively, due to the net effect of increased shipments of the Magnum 2 1X7 and Magnum 224 products and decreased shipments of our 110L and 221L automation products to OEM and distribution reseller customers in both periods. The 110L and 221L were discontinued in the first quarter of 2006.

As a percentage of total net revenue, revenue from drives decreased in the second quarter and for the first six months of 2006, as compared to 2005, due to decreased shipments of Mammoth drives to OEM and distributor/reseller customers and a decrease in VXA drive shipments to distributor/reseller customers, as noted above. Net revenue from automation products decreased from 40.1% and 36.2% of total net revenue in the second quarter and first six months of 2005, respectively, to 35.9% and 34.2% of total net revenue for the same periods in 2006. This decrease is a result of decreased shipments of our older LTO automation products and product price decreases in the fourth quarter of 2005, offset by the introduction of two new LTO products, the Magnum 224 and Magnum 448, which contributed revenue of $2,303,000 and $2,625,000 for the three and six months ended June 30, 2006, respectively. Media revenue increased as a percentage of total net revenue from 2005 to 2006, although Legacy media revenue decreased $923,000 and $3,643,000, and VXA related media revenue increased $1,279,000 and $4,157,000 for the second quarter and for the first six months of 2006, respectively. The decreasing installed base of Mammoth drives continues to result in lower Legacy media revenue. Total revenue from service and other decreased in both dollars and as a percentage of total net revenue for both periods in 2006, as compared to 2005, due to decreased Mammoth related service revenue. Sales allowances increased 11.2% and 16.2% in the second quarter and first six months of 2006, versus 2005, as sales promotion activities and programs increased, particularly for our newer VXA and LTO automation products. Stock rotation activity and product returns increased in the first six months of 2006 as compared to the same period in 2005.

Net Revenue By Customer Type

The following table presents our revenue from different types of customers in absolute dollars and as a percentage of total net revenue for each period:

(In thousands)	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2006	June 30, 2005	June 30, 2006

Distributor/Reseller	$17,915	$14,471	$35,178	$30,611
OEM	5,031	4,313	11,196	9,124
End-users and other	830	671	2,024	1,339
	$23,776	$19,455	$48,398	$41,074

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2006	June 30, 2005	June 30, 2006

Distributor/Reseller	75.3%	74.4%	72.7%	74.5%
OEM	21.2	22.2	23.1	22.2
End-users and other	3.5	3.4	4.2	3.3
	100.0%	100.0%	100.0%	100.0%

Revenue from OEM customers decreased $718,000, or 14.3%, during the second quarter of 2006, as compared to the second quarter of 2005. This decrease was primarily a result of a decrease in shipments of Legacy hardware products, which decreased $400,000 during the quarter. Revenue from OEM customers decreased $2,072,000, or 18.5% for the first six months of 2006, as compared to the same period in 2005, primarily as a result of decreased Mammoth related hardware shipments and decreased shipments of our older LTO automation products to these customers. Revenue from shipments of VXA drives to OEM customers decreased $299,000 and $662,000 in the three and six months ended June 30, 2006, respectively, due to decreased demand by their end user customers. Our ongoing efforts to expand our revenue base with our OEM customers are a key component of our business plan and our ability to return to profitability.

Revenue from distributor/reseller customers decreased in dollars for both the second quarter and the first six months of 2006, as compared to 2005, as a result of the decrease in inventory levels by one of our larger distribution customers, as noted above. Revenue from sales to Imation, the exclusive distributor of our media products, remained consistent from period to period and is included in the distributor/reseller category. Revenue from end user customers (primarily service and repair) decreased as a percentage of total revenue for the second quarter and first six months of 2006 due to a decrease in service revenue related to our Legacy hardware products. We intend to focus our efforts on generating increased awareness and demand for our VXA product line and our LTO automation products in the worldwide distribution channel.

Net Revenue By Geographic Region

Geographically, revenue is attributed to the customer’s location. The following table summarizes our revenue in different geographic locations as a percentage of total net revenue for the periods presented:

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2006	June 30, 2005	June 30, 2006

United States	75.2%	76.1%	70.4%	74.3%
Europe/Middle East	20.7	20.3	25.8	22.2
Asia Pacific	3.9	3.4	3.5	3.1
Other	0.2	0.2	0.3	0.4
	100.0%	100.0%	100.0%	100.0%

Revenue from customers in Europe/Middle East decreased in the first quarter of 2006 due to the increased revenue from Fujitsu-Siemens relating to our older LTO automation products in the first quarter of 2005. As noted above, these products were discontinued in the first quarter of 2006 and revenue from these products declined in 2006. In addition, sales to our distribution customers in Europe and Asia Pacific declined, as sales efforts were primarily focused on customers in the United States.

Significant Customers

The following table summarizes customers who accounted for 10% or more of our revenue in the periods presented:

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2006	June 30, 2005	June 30, 2006

Imation	37.5%	45.2%	38.9%	45.1%
Tech Data	20.2%	19.5%	18.6%	15.8%
IBM	8.3%	9.0%	8.3%	9.9%
Fujitsu Siemens	8.3%	9.9%	11.4%	9.5%
Ingram Micro	11.1%	4.9%	9.4%	9.3%

No other customers accounted for 10% or more of net revenue in 2004 and 2005. We cannot guarantee that revenue from these or any other customers will continue to represent the same percentage of our revenue in future periods. Our customers also sell competing products and customers continually review new technologies that cause our revenue to vary from period to period.

Cost of Sales and Gross Margin

Our cost of goods sold includes the actual cost of all materials, labor and overhead incurred in the manufacturing and service processes, as well as certain other related costs, which include primarily provisions for warranty repairs, inventory reserves and freight costs. Our gross margin percentage decreased from 29.7% in the second quarter of 2005 to 25.9% in the second quarter of 2006 and decreased from 29.4% in the first six months of 2005 to 25.6% in the first six months of 2006. Gross margins for both periods in 2005 and 2006 were positively impacted by headcount reductions and cost control measures and a more favorable product mix, which included increased automation and media revenue at higher margins. Gross margin for the second quarter of 2006 was negatively impacted by reduced revenue from distribution customers at higher gross margins, and the costs associated with the establishment of equipment stock used during customer repairs of new products. Gross margins for the first six months of 2006 were negatively impacted by provisions for excess and obsolete inventory of $1,300,000 related primarily to our older LTO automation products that were discontinued in 2006. However, margins on media products increased from 34.1% in the second quarter of 2005 to 38.3% in the second quarter of 2006 and increased from 33.5% in the first six months of 2005 to 39.1% in the first six months of 2006, due to new pricing resulting from the MDA modification with Imation.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses include salaries, sales commissions, advertising expenses and marketing programs. These expenses decreased from $5,437,000 in the second quarter of 2005 to $4,623,000 for the second quarter of 2006. SG&A expenses increased from 22.9% of total net revenue for the second quarter of 2005 to 23.8% of total net revenue for the same period in 2006 due to lower total revenue. The decrease in expenses is primarily the result of headcount reductions implemented throughout 2005 and the first quarter of 2006, the impact of which was fully realized in the first half of 2006. In addition, the cost of advertising decreased in the second quarter of 2006 due to cost control measures. SG&A expenses decreased from $10,938,000 and 22.6% of total net revenue in the first six months of 2005 to $9,457,000 and 23.0% of total net revenue in the first six months of 2006 for the reasons noted above.

Engineering, Research and Development Expenses

Engineering, research and development expenses decreased to $2,132,000 and 11.0% of total net revenue in the second quarter of 2006, versus $2,520,000 and 10.6% of total net revenue for the same period in 2005. Engineering, research and development expenses decreased from $4,972,000 and 10.3% of total revenue for the first six months of 2005, to $4,227,000 and 10.3% of total revenue in the first six months of 2006. The decrease in both periods is the result of overall cost control measures, including headcount reductions and decreased engineering costs related to the development of new products. The amount of development costs are dependent upon the timing of the introduction of new products. Management believes that the Company continues to have the necessary resources in place to meet all technology development related milestones.

Other Income (Expense), Net

Other income (expense), net consists primarily of changes in the fair value of derivative liabilities, provision for impairment of goodwill, interest expense, foreign currency fluctuation gains and losses and other miscellaneous items.

Change in estimated fair value of derivative financial instruments represents the net fluctuation in estimated fair value of the various derivative liabilities recorded in 2005 and 2006. The net benefit (expense) of $(4,311,000) and $14,910,000 for the second quarter of 2005 and 2006, respectively, and $788,000 and $22,749,000 for the first six months of 2005 and 2006, respectively, relates to the changes in fair value of the basic conversion feature, the anti-dilution feature included therein, and the warrants related to both Series AA preferred stock issued in 2004, and the Convertible Notes issued in October 2005 and the warrants issued to Imation in October 2005. The primary factors affecting the estimated fair value of these derivative liabilities were the quoted price of our common stock, the estimated volatility of such common stock price, and management’s estimate of the probability of a dilutive financing transaction occurring in both 2005 and 2006. See Note 5 to the unaudited interim consolidated financial statements included herein. In addition, we recorded a provision for impairment equal to the recorded value of goodwill, of $7,428,000, as of June 30, 2006. See Note 1 to the unaudited interim consolidated financial statements included herein.

For the second quarter of 2005 and the first six months of 2005 all interest expense relates to borrowings under our bank lines of credit and notes payable to suppliers. For the second quarter of 2006 and the first six months of 2006, interest expense relates to borrowings under our bank lines of credit, notes payable to suppliers, Convertible Notes and notes payable to Imation issued on October 31, 2005. Borrowings under the lines of credit were higher in 2006 and the interest rate on our line of credit with our bank was higher in 2006 due to increases in the prime rate as well as overall increases in the interest rate charged by the lender.

We will continue to have higher interest expense in 2006, as compared to 2005, as a result of the Convertible Notes transaction completed on October 31, 2005 and the transactions on that date with

Imation. The allocation of the proceeds from the Convertible Notes to the various derivative liabilities noted above, resulted in debt discount equal to the $9,550,000 face value of the Convertible Notes, which amount is being amortized to interest expense over the term of the Convertible Notes using the effective interest method. Such amortization totaled $478,000 and $955,000 for the second quarter and first six months of 2006, respectively.

The result of foreign currency translations fluctuated from gains of $198,000 and $493,000 for the second quarter and first six months of 2005, respectively, to losses of $47,000 and $49,000 for the same periods in 2006. These gains were primarily due to fluctuations in the Japanese Yen and the Euro against the U.S. Dollar during both periods and the resulting impact from the translation of the note payable to a supplier denominated in Yen.

In the second quarter of 2005, we recorded a provision for settlement of litigation of $1,125,000. See Note 7 to the unaudited interim consolidated financial statements included herein.

Taxes

The provisions for income taxes in 2005 and 2006 represent foreign taxes only. Based on cumulative operating losses over prior years and uncertainty as to future profitability, we continue to reserve 100% of our deferred tax assets. We believe a 100% valuation allowance will be required until we attain a consistent and predictable level of profitability. See Note 9 to the Unaudited Consolidated Financial Statements included herein.

Earnings (Loss) Per Share

Basic and diluted loss per share was $0.59 for the second quarter of 2005 and $0.25 for the first six months of 2005. Basic earnings per share were $0.29 and $0.62 for the three and six months ended June 30, 2006, respectively. Diluted loss per share was $0.21 and $0.26 for the three and six months ended June 30, 2006, respectively. The Company included common stock options with an exercise price less than the average closing price per share of the Company’s common stock (using the treasury stock method) during the three and six months ended June 30, 2006, as dilutive common stock equivalents in calculating diluted loss per share. In addition, the Series AA Convertible Preferred Stock and the 10% Secured Convertible Subordinated Notes were included in the calculations for both 2005 and 2006 on an “as converted” basis, with net earnings available to common shareholders adjusted for the change in estimated fair value of derivative financial instruments, dividends and interest expense, as applicable. As a result, the Company had a diluted loss per share for each of these periods. See Note 1 to the unaudited interim consolidated financial statements.

Liquidity and Capital Resources

Liquidity Issues

We have incurred losses from operations for the past several years, including losses of $1,721,000 and $3,177,000 in the first quarter and first six months of 2006, respectively. We have continued to reassess our business and investigate various strategic alternatives that would increase liquidity and working capital.

As of June 30, 2006 and August 11, 2006 we have limited liquidity and as a result, in the near term we will be required to raise additional debt or equity capital or complete a sale or merger transaction, as discussed below, to continue operations.

Due to the uncertainty relating to the Company’s ability to achieve profitable operations and continue as a going concern, the Company has evaluated various alternatives to improve liquidity, working capital and its overall financial condition. During the second quarter of 2006, the Company engaged an investment banking firm to assist it in evaluating such strategic alternatives, including the merger or sale of the Company. As of August 11, 2006, the engagement is in process and the Company has not entered into a definitive or binding agreement for a business combination or financing transaction.

On October 31, 2005, we completed the sale of $9,550,000 of 10% Convertible Subordinated Notes and warrants. The proceeds from this offering have been used for general working capital purposes, including new product development and marketing activities. Also on October 31, 2005, we entered into an Amendment of the MDA with Imation which results in increased gross margins on the sale of our media products effective January 1, 2006. In 2004, 2005 and 2006, we successfully restructured the payment terms of a note payable to a supplier resulting in the deferral of payments into 2006 and 2007. In March 2005, we entered into a new line of credit with Wells Fargo, which provides additional borrowing capacity. Currently, our primary sources of funding are our availability under our bank line of credit, notes payable to suppliers and others, and our ability to generate cash from operations.

Increasing revenue from hardware products, increasing unit shipments of media products, decreasing product costs and increasing gross margins, and maintaining or decreasing operating costs are critical factors in achieving profitable operations. However, there can be no assurance that we will achieve profitable operations.

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

Cash Flows – Six Months Ended June 30, 2006

As of June 30, 2006, we have $195,000 in cash and cash equivalents and negative working capital of $6,558,000. During the first six months of 2006, we had $3,357,000 in cash used by operating activities, $886,000 used by investing activities and $4,008,000 provided by financing activities.

The components of cash provided by operations include our net earnings of $9,708,000, adjusted for depreciation and amortization expense, provision for uncollectible accounts receivable and sales returns and programs, change in estimated fair value of derivative financial instruments, amortization of deferred revenue, provision for excess and obsolete inventory, provision for impairment of goodwill, gain on foreign currency translation and other non-cash items, all of which totaled cash used of $12,223,000. In addition, cash flows from operating activities in the first six months of 2006 were impacted by a decrease in accounts receivable of $1,622,000 resulting from lower overall revenue in the second quarter of 2006 and an increase in inventory totaling $1,048,000 resulting from increased inventories of new products. Cash provided by financing activities is comprised primarily of net borrowings on the bank line-of-credit, net of payments on notes payable of $1,382,000. Cash used by investing activities relates to the purchase of equipment and tooling related to new product development activities.

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

Cash Flows – Six Months Ended June 30, 2005

As of June 30, 2005, we had $342,000 in cash and cash equivalents and negative working capital of $4,205,000. During the first six months of 2005, we had $1,659,000 in cash used by operating activities, $1,289,000 used by investing activities and $2,846,000 provided by financing activities.

The components of cash provided by operations include our net loss of $2,350,000, adjusted for depreciation and amortization expense, provision for uncollectible accounts receivable and sales returns and programs, change in estimated fair value of derivative financial instruments, amortization of deferred revenue, provision for excess and obsolete inventory, provision for settlement of litigation, gain on foreign currency translation and other non-cash items, all of which totaled cash provided of $192,000. In addition, cash flows from operating activities in the first six months of 2006 were impacted by a decrease in accounts receivable of $1,034,000 resulting from improved collections and decreases in accounts payable and accrued liabilities totaling $1,421,000 resulting primarily from lower product purchases during the quarter and decreases in payment terms with vendors. Cash provided by financing activities is comprised primarily of net borrowings on the bank line-of-credit offset by payments on notes payable of $709,000. Cash used by investing activities relates to the purchase of equipment and tooling related to new product development activities.

Borrowings

Convertible Subordinated Notes

On October 31, 2005, we completed the sale of $9,550,000 million of 10% Convertible Subordinated Notes and warrants to purchase 4,775,000 shares of common stock. The Convertible Notes are payable interest only through 2010, at which time the principal amount is due in total. Interest on the Convertible Notes is payable quarterly in our common stock. The principal amount of the Convertible Notes is convertible into common stock at $1.80 per share. The exercise price of the warrants, which have a five-year term, is also $1.80 per share. The Convertible Notes are collateralized by a security interest in all of our assets and are subordinate to the security interest granted, and our indebtedness, under our line-of-credit agreement with Wells Fargo Business Credit, Inc. (“Wells Fargo”) pursuant to the Intercreditor Agreement between Wells Fargo, the holders of the Convertible Notes and Imation. See Note 3 to the unaudited interim consolidated financial statements included herein.

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

As noted below, as of August 11, 2006, the Company is in default of its line-of-credit agreement with Wells Fargo for not complying with certain covenants, and is in violation of payment provisions of its note payable to a supplier. The default and violation also constitute an event of default under the terms of the Convertible Notes if such other defaults are not cured or waived within the applicable grace or cure period. The acceleration of payment of the Convertible Notes in the event of default requires the affirmative vote of two-thirds of the principal amount of the Convertible Notes. However, pursuant to the terms and conditions of the Intercreditor Agreement, any action or proceeding to recover all or any part of the Convertible Notes is prohibited without the consent and approval of Wells Fargo or unless Wells Fargo has been paid in full or accelerates the line of credit.

Line of Credit – Wells Fargo Business Credit, Inc.

On March 9, 2005, we entered into an asset-based line-of-credit agreement (“Agreement”) with Wells Fargo which provides for borrowings of up to $20,000,000 based on 80% of eligible accounts receivable (as defined), and 25% of eligible finished goods inventory (as defined). Borrowings are secured by substantially all of the Company’s assets. This agreement matures on March 31, 2008, and replaced the loan agreement with Silicon Valley Bank, as described below, which was terminated in March 2005. Interest under the new agreement with Wells Fargo will be charged at the lender’s prime rate plus 3.5% (11.75% at June 30, 2006) and includes financial covenants relating to, among other things, operating results, the maintenance of minimum levels of net worth or deficit, limits on inventory levels with product distributors, limits on capital expenditures, liens, indebtedness, guarantees, investment in others and prohibitions on the payment of cash dividends on common or preferred stock. Events of default include a change in control. As of June 30, 2006, we were in violation of covenants related to our operating results and maintenance of specified levels of net worth or deficit and minimum borrowing availability.

Effective July 31, 2006, the Company entered into an amendment to the Agreement, whereby Wells Fargo agreed to provide the Company with an additional $2,000,000 of borrowing availability. Such additional borrowings are available in two $1,000,000 increments, and are subject to certain terms and conditions relating to a future merger or sale of the Company. As of August 11, 2006, the Company had met the requirements for the first $1,000,000 of additional borrowings. These additional borrowings bear interest at the lender’s prime rate plus 5% (13.25% at August 11, 2006) and are subject to all other terms and conditions included in the Agreement. Fees relating to the additional borrowing availability totaled $125,000. The aforementioned amendment did not waive the June 30, 2006 covenant violations noted above; accordingly, the Company is in default under the Agreement as of August 11, 2006, and such default will continue until such time as a waiver, if any, is obtained from the lender. As of August 11, 2006, Wells Fargo has not indicated its intent to require the immediate repayment of the balance due under the Agreement; however, Wells Fargo has not waived its right to require such repayment at any time.

Notes Payable - Suppliers

During the first quarter of 2003, we entered into agreements with four of our largest suppliers that converted certain accounts payable and accrued liability amounts outstanding at December 28, 2002, totaling $20,900,000, to unsecured notes payable. These amounts were due through 2005 and bore interest at rates ranging from zero to 5%. At June 30, 2006, the remaining balance of $4,013,000 is due to one supplier, Hitachi, Ltd. (Hitachi). In November 2004, November 2005 and May 2006, the payment terms for this note were restructured to provide for repayment through September 30, 2007, with interest at 3.1% through March 31, 2006 and 5.0% thereafter. In September 2003, we entered into restructuring and note payable agreements with a fifth supplier, Solectron Corporation (“Solectron”), for $8,991,000 which converted accounts payable and current inventory purchase commitments to a note payable bearing interest at 9%. As of June 30, 2006, the total amount due to Hitachi and Solectron under the remaining notes payable – suppliers is $4,777,000 which is payable as follows: 2006 - $4,680,000; 2007 - $97,000. As of August 11, 2006, the Company was in violation of a provision included in the note payable to Hitachi regarding payment of payables for June 2006 product purchases. In addition, the Company was delinquent as to the July 2006 payment on the note payable. The Company has not received a waiver for these items as of August 11, 2006, and does not expect to obtain such a waiver in the near term. Accordingly, the note payable to Hitachi has been classified as a current liability in the accompanying unaudited interim consolidated financial statements.

Note Payable - Lessor

In September 2003, we entered into a note payable in the amount of $3,060,000 with the lessor of certain of our former office and manufacturing facilities, in settlement of all past and future amounts due under the lease for such facilities. The note is unsecured, is payable interest only through September 2008, at which time the entire principal amount is due. The interest rate on the note at June 30, 2006 is 6.0% and this rate will continue until September 2007, at which time the rate increases to 10.0% for the final year of the note. Interest on the note was imputed at a rate of 9.0% over the term of the note and, accordingly, the note was recorded net of discount of $359,000. The 9.0% rate was considered to be a market interest rate based on other borrowings of the Company. The discount is being recognized over the term of the note as additional interest expense using the effective interest method.

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

On October 31, 2005, we entered into an Amendment of the MDA (“Amendment”), whereby sales prices to Imation will be adjusted such that Imation will be able to obtain a gross margin of 8% for the period from January 1, 2006 to December 31, 2006, and 10% thereafter. As consideration for the revision of the gross margin, we agreed to provide the following to Imation; (1) a $5,000,000 note payable, bearing interest at 10% beginning January 1, 2006, with interest only payments through 2007 and equal quarterly principal and interest payments commencing on March 31, 2008 and continuing through December 31, 2009, (2) 1,500,000 shares of common stock and warrants to purchase 750,000 shares of common stock at $1.80 per share and (3) a $2,000,000 credit, which was applied against product purchases by Imation in the first quarter of 2006. The Amendment also decreased the amount of the distribution fee that would be required to be repaid to Imation due to a termination of the MDA to $8,500,000. In addition, on October 31, 2005, Imation loaned $2,000,000 to the Company under a note payable which bears interest at 10% and is payable interest only through December 15, 2006, at which time the principal amount is due in total. In connection with the $5,000,000 and $2,000,000 notes, we granted Imation a security position in substantially all of our assets. These notes are subordinated to the security interests of, and our indebtedness to, Wells Fargo and the holders of the Convertible Notes pursuant to the Intercreditor Agreement. Events of Default under the Imation notes include, among others, a material default under the MDA not cured within a specified time. See Note 8 to the unaudited interim consolidated financial statements included herein.

Other Non-Current Liabilities And Contractual Obligations

We are committed to make certain payments for non-current liabilities including notes payable. Our cash payments due under these contractual obligations as of June 30, 2006 are as follows:

(In thousands)	Less than 1 year	1 - 3 years	After 3 years	Total
Notes payable	$6,707	$8,054	$1,273	$16,034
Operating leases	862	2,633	—	3,495
	$7,569	$10,687	$1,273	$19,529

Payment of these obligations depends on cash generated from operations, borrowings under our bank line of credit and, if necessary, additional external debt or equity financings.

In addition, as of June 30, 2006, we have issued an irrevocable letter-of-credit in favor of a certain supplier totaling $500,000, which expires December 31, 2006.

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

As of June 30, 2006, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms as of June 30, 2006. There was no change in our internal control over financial reporting during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company ‘s internal control over financial reporting, except that we implemented additional review procedures over the evaluation and application of relevant accounting pronouncements, rules, regulations and interpretations at the time that convertible preferred stock, other derivative financial transactions or other complex transactions are contemplated and consummated. These additional procedures may include consultation with outside resources, including potential consultation with the Office of the Chief Accountant of the Securities and Exchange Commission.

PART II.

ITEM 1. LEGAL PROCEEDINGS

We are, from time to time, subject to certain claims, assertions or litigation by outside parties as part of our ongoing business operations. The outcomes of any such contingencies are not expected to have a material adverse impact on our consolidated financial condition, results of the operations or cash flows.

On January 18, 2006, the Company filed a complaint against Hewlett-Packard Company (“Hewlett-Packard”) in the United States District Court for the District of Colorado asserting that Hewlett-Packard infringed upon a patent owned by the Company. Hewlett-Packard subsequently filed its answer and counterclaim for declaratory judgment on March 2, 2006. On June 26, 2006, Hewlett-Packard filed an amended answer and counterclaims, alleging that the Company was infringing upon three patents owned by Hewlett-Packard. While the Company remains open to settlement, it intends to assert fully its patent rights in the litigation and defend itself vigorously against Hewlett-Packard’s counterclaims. The lawsuit just entered the discovery phase. It is not possible to predict the outcome of this action. However, the Company believes that the outcome will not have a material adverse effect on the Company’s financial condition or results of operations. See Note 7 to the unaudited interim consolidated financial statements included herein.

ITEM 1A. RISK FACTORS

See Item 1A included in our Form 10-K for the year ended December 31, 2005 for a description of our business risks. Management is not aware of any material changes in such risk factors as of June 30, 2006, that are required to be disclosed herein. It should be noted that our financial condition and the uncertainty regarding our ability to continue as a going concern may affect our ability to obtain inventory and finished goods in a timely manner and in sufficient quantities during the third quarter of 2006. This issue was included in our risk factors, as noted above.

ITEM 3. DEFAULT UNDER SENIOR SECURITIES

As of August 11, 2006, the Company is in default under its line-of-credit Agreement with Wells Fargo Business Credit, Inc. and is in violation of certain provisions of its note payable to Hitachi, Ltd. In addition, such default and violation may constitute an event of default under the terms of the Company’s Convertible Subordinated Notes. See Note 3 to the unaudited interim consolidated financial statements included herein for additional information on these matters.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 8, 2006, we held an Annual Meeting of Stockholders. At the meeting, we asked stockholders to vote on two proposals:

Proposal 1:	Elect 3 directors to hold office until the 2009 Annual Meeting.

Proposal 2:     Ratify the appointment of Ehrhardt Keefe Steiner & Hottman P.C. as our independent registered public accountants for the year ending December 31, 2006.

A total of 11,624,783 shares of Common Stock, representing approximately 78.93% of the total votes of shares eligible to vote at the meeting, were represented at the meeting. The number of votes cast for, against or withheld, as well as abstentions and broker non-votes as to each proposal, are as follows:

	Votes For	Votes Against or Withheld	Abstentions and Broker Non-Votes
Proposal 1 – Election of Directors
Leonard W. Busse	11,453,795	170,989	N/A
Stephanie L. Smeltzer McCoy	11,475,356	149,428	N/A
Thomas W. Ward	10,864,304	760,480	N/A

Proposal 2 – Ratification of appointment of Ehrhardt Keefe Steiner & Hottman P.C.	11,470,370	140,861	13,192

The three named directors were elected at the Annual Meeting, and Proposal 2 was passed by the stockholders. The continuing directors whose terms expire in 2008 are John R. Garrett and Thomas E. Pardun. Two continuing directors whose terms expire in 2007 are A. Laurence Jones and G. Jackson Tankersley, Jr.

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

EXABYTE CORPORATION
Registrant

Date	August 11, 2006	By	/s/ Carroll A. Wallace
Carroll A. Wallace Chief Financial Officer (Principal Financial and Accounting Officer)