Form 10-Q
period 2006-09-30
EXABYTE CORP /DE/
filed 2006-11-20
CIK 855109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR SECTION 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-2 of the Exchange Act.
Yes ☐	No☒

As of November 10, 2006, there were 28,151,121 shares outstanding of the Registrant’s Common Stock (par value $0.001 per share).

EXABYTE CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets—December 31, 2005 and September 30, 2006 (unaudited)	3-4

	Consolidated Statements of Operations—Three and Nine Months Ended September 30, 2005 and 2006 (unaudited)	5-6

	Consolidated Statements of Cash Flows-- Nine Months Ended September 30, 2005 and 2006 (unaudited)	7-8

	Notes to Consolidated Financial Statements (unaudited)	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	45

Item 4.	Controls and Procedures	45

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	47

Item 1A.	Risk Factors	47

Item 3.	Default Under Senior Securities	47

Item 4.	Submission of Matters to a Vote of Security Holders	47

Item 6.	Exhibits	49

SIGNATURE		51

PART I

ITEM 1. FINANCIAL STATEMENTS

Exabyte Corporation and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share data)

(See Note 2)

	December 31, 2005	September 30, 2006 (unaudited)
ASSETS
Current assets:
Cash and cash equivalents...	$430	$179
Accounts receivable, less allowances for uncollectible accounts and sales returns and programs of $2,382 and $1,574, respectively...	14,171	10,301
Inventory, net...	7,765	6,978
Other ...	1,488	1,511
Total current assets...	23,854	19,508

Equipment, product tooling and leasehold improvements, net.......................................	2,720	2,574
Goodwill...	7,428	—
Other non-current assets...	713	477

Total non-current assets...	10,861	3,051
Total assets...	$34,715	$22,020

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable...	$5,149	$7,766
Accrued liabilities (Note 3)...	6,963	4,016
Current portion of deferred revenue (Note 9)...............................................................................................................	2,001	1,855
Line of credit - Bank (Note 4).................................................................................................................................................................................................	3,652	10,991
Current portion of notes payable - suppliers (Note 4)...................................................................	5,131	4,538
Note payable to customer (Note 9) ................................................................................................................................................................	2,000	2,000
Total current liabilities...	24,896	31,166
Convertible Subordinated Notes, net (Note 4)..........................................................................................................................	318	1,751
Derivative financial instruments, at estimated fair value (Note 6)	27,060	—
Notes payable, less current portion (Notes 4 and 9):
Suppliers...	888	—
Customer...	5,000	5,000
Others...	3,010	3,060
	8,898	8,060
Deferred revenue, less current portion (Note 9)...................................................................................................................	4,211	3,793
Accrued warranties, less current portion.....................................................................................................................................................	1,012	559
Other liabilities, less current portion.............................................................................................................................................................................	280	145
Total liabilities...	$66,675	$45,474

See accompanying notes to the consolidated financial statements.

Exabyte Corporation and Subsidiaries

Consolidated Balance Sheets (continued)

(In thousands, except per share data)

(See Note 2)

	December 31, 2005	September 30, 2006 (unaudited)
Series AA Convertible preferred stock, net of discount. Stated and liquidation value of $43,884 at September 30, 2006; 55 shares authorized, 45 and 44 shares outstanding, respectively (Note 5)........	$38,931	$38,997

Stockholders’ deficit (Note 5):
Preferred stock; no series; $.001 par value; 18,350 shares authorized; no shares issued and outstanding.........................................................................................	$—	$—
Preferred stock; series A; $.001 par value; 500 shares authorized; no shares issued and outstanding........................................................................................................................................................	—	—
Series G convertible preferred stock; $.001 par value; 1,500 shares authorized; no shares issued and outstanding.........................................................................................	—	—
Series H convertible preferred stock; $.001 par value; 9,650 shares authorized; no shares issued and outstanding ......................................................................................	—	—
Series I convertible preferred stock; $.001 par value; 10,000 shares authorized; no shares issued and outstanding.........................................................................................	—	—
Common stock, $.001 par value; 350,000 shares authorized; 13,963 and 17,774 shares outstanding, respectively....................................................................................................	14	18
Additional paid-in capital...	53,542	54,558
Treasury stock, at cost; 10 shares.......................................................................................................................................................................	(578)	(578)
Accumulated deficit...	(123,869)	(116,449)
Total stockholders’ deficit......................................................................................................................................	(70,891)	(62,451)

Commitments and contingencies (Note 8)

Total liabilities and stockholders’ deficit.........................................	$34,715	$22,020

See accompanying notes to the consolidated financial statements.

Exabyte Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

(See Note 2)

	Three Months Ended
	September 30, 2005	September 30, 2006
Net revenue...	$21,306	$13,256
Cost of goods sold..........................................................................................................................................................................	15,484	11,927

Gross profit.....................................................................................................................................................................................................	5,822	1,329

Operating expenses:
Selling, general and administrative..............................................................................	5,555	4,247
Engineering, research and development..................................................	2,316	1,973
Total operating expenses............................................................................................................	7,871	6,220

Loss from operations...................................................................................................................................................	(2,049)	(4,891)

Other income (expense):
Interest expense (Note 4):
Stock-based................................................................................................................................................................................	—	(385)
Amortization of debt discount..................................................................................	—	(478)
Other...	(387)	(781)
Total interest expense.........................................................................................................	(387)	(1,644)
Change in estimated fair value of derivative financial instruments (Note 6)	(25,972)	4,311
Gain on foreign currency translation....................................................................	200	67
Other, net...	(54)	(135)
Total other income (expense)........................................................................................	(26,213)	2,599

Loss before income taxes ...........................................................................................................................	(28,262)	(2,292)

Income tax benefit (expense) (Note 10).....................................................................	(6)	3

Net loss...	(28,268)	(2,289)

Deemed dividend – amortization of discount on Series AA convertible preferred stock (Note 4).................................................................................................................................................................................	(257)	(350)

Net loss available to common stockholders............................................	$(28,525)	$(2,639)

Loss per share (Note 1):
Basic...	$(2.44)	$(0.15)
Diluted...	$(2.44)	$(0.15)

Weighted average common shares (Note 1):
Basic...	11,689	17,294
Diluted...	11,689	17,294

See accompanying notes to the consolidated financial statements.

Exabyte Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

(See Note 2)

	Nine Months Ended
	September 30, 2005	September 30, 2006
Net revenue...	$69,704	$54,330
Cost of goods sold..........................................................................................................................................................................	49,647	42,494

Gross profit.....................................................................................................................................................................................................	20,057	11,836

Operating expenses:
Selling, general and administrative..............................................................................	16,493	13,704
Engineering, research and development..................................................	7,288	6,200
Total operating expenses............................................................................................................	23,781	19,904

Loss from operations...................................................................................................................................................	(3,724)	(8,068)

Other income (expense):
Interest expense (Note 4):
Stock-based................................................................................................................................................................................	—	(887)
Amortization of debt discount..................................................................................	—	(1,432)
Other...	(1,142)	(1,868)
Total interest expense.........................................................................................................	(1,142)	(4,187)
Change in estimated fair value of derivative financial instruments (Note 6)	(25,184)	27,060
Gain on foreign currency translation....................................................................	693	19
Provision for impairment of goodwill...................................................................	—	(7,428)
Litigation settlements.................................................................................................................................................	(1,125)	501
Other, net...	(117)	(402)
Total other income (expense)	(26,875)	15,563

Earnings (loss) before income taxes .....................................................................	(30,599)	7,495

Income tax expense (Note 10).....................................................................................................................	(19)	(75)

Net earnings (loss)...............................................................................................................................................................	(30,618)	7,420

Deemed dividend – amortization of discount on Series AA convertible preferred stock (Note 4).................................................................................................................................................................................	(711)	(976)

Net earnings (loss) available to common stockholders.......................................................................................................................................................................................	$(31,329)	$6,444

Earnings (loss) per share (Note 1):
Basic...	$(2.74)	$0.42
Diluted...	$(2.74)	$(0.38)

Weighted average common shares (Note 1):
Basic...	11,451	15,493
Diluted...	11,451	45,767

See accompanying notes to the consolidated financial statements.

Exabyte Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

(See Note 2)

	Nine Months Ended
	September 30, 2005	September 30, 2006
Cash flows from operating activities:
Net earnings (loss)................................................................................................................................	$(30,618)	$7,420
Adjustments to reconcile net earnings (loss) to net cash used by operating activities:
Depreciation and amortization....................................................	1,057	1,190
Provision (credit) for uncollectible accounts receivable and sales returns and programs.............................................................................	369	(824)
Provision for excess and obsolete inventory...........................................................................................................................................	950	1,600
Provision for impairment of goodwill..................	—	7,428
Provision for settlement of litigation....................	1,125	—
Stock-based compensation expense.....................	100	529
Stock-based interest expense........................................................	—	887
Amortization of deferred revenue related to media distribution agreement.......................	(1,388)	(400)
Amortization of debt discount...................................................	—	1,432
Change in estimated fair value of derivative financial instruments........................	25,184	(27,060)
Loss (gain) on foreign currency translation of non-current liability............	(605)	5
Changes in assets and liabilities:
Accounts receivable, net............................................................	1,719	4,694
Inventory, net.....................................................................................................................	2,794	(813)
Other current assets.....................................................................................	554	(23)
Other non-current assets............................................................	193	236
Accounts payable...............................................................................................	252	2,617
Accrued liabilities.................................................................................................	(448)	(3,649)
Deferred revenue.....................................................................................................	120	(164)
Other non-current liabilities...............................................	(189)	(166)
Net cash provided (used) by operating activities..................................................................	1,169	(5,061)
Cash flows from investing activities:
Purchase of equipment, product tooling and leasehold improvements.......................................................................................	(1,623)	(1,044)

See accompanying notes to the consolidated financial statements.

Exabyte Corporation And Subsidiaries

Consolidated Statements Of Cash Flows (Continued)

(Unaudited)

(In thousands)

(See Note 2)

	Nine Months Ended
	September 30, 2005	September 30, 2006
Cash flows from financing activities:
Borrowings under line of credit - Bank............	76,434	66,349
Payments under line of credit - Bank......................	(74,303)	(59,010)
Payments on notes payable and other non-current liabilities........................................................................................	(1,879)	(1,485)
Proceeds from issuance of common stock ...	41	—
Net cash provided by financing activities............................................................................................................................................	293	5,854
Net decrease in cash and cash equivalents.....	(161)	(251)
Cash and cash equivalents at beginning of period.................................................................................................................................................................................	444	430
Cash and cash equivalents at end of period.	$283	$179

Supplemental disclosures of other cash and non-cash investing and financing activities:
Interest paid in cash..........................................................................................................	$1,142	$1,868
Adjustment of fixed assets acquired through note payable......................................................................................	333	—
Common stock issued in satisfaction of accrued interest on Convertible Subordinated Notes	—	557

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred losses from operations throughout 2005 and in the first nine months of 2006, and had negative working capital of $12,197,000 and stockholders’ deficit of $62,451,000 as of September 30, 2006.

Due to the uncertainty relating to the Company’s ability to achieve profitable operations and continue as a going concern, during the second quarter of 2006, the Company began to evaluate various alternatives to improve liquidity, working capital and its overall financial condition and engaged an investment banking firm to evaluate the potential merger or sale of the Company. As discussed more fully in Note 2, on November 20, 2006, the Company completed the sale of substantially all of its assets to Tandberg Data Corp.

During 2005, the Company completed several transactions to increase liquidity and working capital. As discussed in Note 4, on October 31, 2005, the Company completed the sale of $9,550,000 of 10% Secured Convertible Subordinated Notes. The proceeds from this offering have been used for general working capital purposes, including new product development and marketing activities. As discussed in Note 9, on October 31, 2005, the Company also entered into an amendment of the Media Distribution Agreement (“MDA”) with Imation Corp (“Imation”). The amendment provides that the sales prices of media to Imation will be adjusted such that Imation will be able to obtain a gross margin of 8% on sales to third parties during the period from January 1, 2006 through December 31, 2006, and a gross margin of 10% thereafter. Prior to the amendment, the sales prices to Imation were such that Imation was able to realize a 25% gross margin on sales to third parties. As discussed in Note 2, the MDA was further amended in connection with the sale of the Company’s assets to Tandberg Data Corp.

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

Significant Accounting Policies

Inventory

Inventory is recorded at the lower of cost or market using the first-in, first-out method, and includes materials, labor and manufacturing overhead. Inventory is presented net of reserves for excess quantities and obsolescence related to raw materials and component parts of $4,102,000 and $1,801,000 at December 31, 2005 and September 30, 2006, respectively, and consists of the following:

(In thousands)	December 31, 2005	September 30, 2006
Raw materials and component parts, net............................................................	$3,301	$4,002
Finished goods.............................................................................................................................................................................................	4,464	2,976
	$7,765	$6,978

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

The distribution fee, as adjusted, received by the Company in connection with the Media Distribution Agreement (“MDA”) discussed in Note 9 was recorded as deferred revenue and is being amortized using the straight-line method over ten years, which represents the estimated period over which media products existing at the commencement of the MDA will be sold. In addition, under certain circumstances the distribution fee may be refundable on a pro-rata basis over a ten-year period from the date of the MDA.

The Company estimates its allowance for uncollectible accounts based on known exposure for specific accounts, as well as historical bad debt experience.

Foreign Currency Transactions and Remeasurement

The U.S. dollar is the functional currency of the consolidated corporation including its subsidiaries. For the Company’s foreign subsidiaries, monetary assets and liabilities are remeasured into U.S. dollars using the exchange rates in effect at the balance sheet date and non-monetary assets are remeasured at historical rates. Results of operations are remeasured using the average exchange rates during the period. The Company recorded net foreign exchange gains (losses) related to these remeasurements of $(6,000) and $(40,000) in the third quarter of 2005 and 2006, respectively, and $(15,000) and $(200,000) in the first nine months of 2005 and 2006. From time to time, the Company enters into transactions that are denominated in foreign currencies. These transactions are remeasured at the prevailing spot rate upon payment and recorded in the operating account to which the payment relates. Accounts receivable and payable from/to subsidiaries denominated in foreign currencies are remeasured using period end rates and transaction gains and losses are recorded. The Company recorded net foreign exchange gains related to these transactions of $206,000 and $107,000 in the third quarter of 2005 and 2006, respectively, and $708,000 and $219,000 in the first nine months of 2005 and 2006. For the three months and nine months ended September 30, 2005, the Company recognized gains of $119,000 and $605,000, respectively, related to the translation of a note payable to a supplier denominated in Yen. For the three and nine months ended September 30, 2006, the Company recognized a gain (loss) of $128,000 and $(5,000), respectively, related to the translation of this note payable.

Goodwill

The Company accounts for goodwill under the provisions of FAS 142 “Goodwill and Other Intangible Assets.” Under FAS 142, goodwill is assigned to one or more reporting units based upon certain criteria, is tested for impairment upon adoption of FAS 142 and annually thereafter, and is no longer amortized. Goodwill relates to the Company’s fiscal 2001 business combination with Ecrix Corporation (“Ecrix”). Upon adoption of FAS 142 on January 1, 2002, the Company concluded that it has one reporting unit, and in 2002 the Company completed the transitional and annual impairment tests using the following approach: (1) Calculate the fair value of the Company based on quoted market prices of the Company’s stock, and compare such amount with the Company’s carrying value (stockholders’ equity or deficit), including goodwill; (2) If the fair value of the Company is less than its carrying amount, measure the amount of impairment loss, if any, by comparing the implied fair value of the goodwill with the carrying amount of such goodwill; (3) If the carrying amount of the goodwill exceeds its implied fair value, recognize that excess as an impairment loss. Using this method, the Company determined that the fair value of the reporting unit, including goodwill, exceeded carrying value as of the date of adoption and at December 31, 2005. During 2006, the Company began the process of evaluating various strategic business alternatives, including the sale or merger of the Company. In the opinion of management, the occurrence of such a transaction was probable and, as a result, the carrying value of the goodwill would not be realized in the future. Accordingly, the Company recorded a provision for impairment equal to the recorded value of the goodwill of $7,428,000 as of June 30, 2006.

Liability for Warranty Costs

The Company establishes a warranty liability for the estimated cost of warranty-related claims at the time product related revenue is recognized. The following table summarizes information related to the Company’s warranty reserve as of and for the nine months ended September 30, 2006:

(In thousands)

Balance at December 31, 2005	$1,376
Adjustments to warranties issued	249
Amortization during the period	(649)
Balance at September 30, 2006	$976

Earnings (Loss) Per Common Share

Basic earnings (loss) per share is based on the weighted average of all common shares issued and outstanding, and is calculated by dividing net earnings (loss) by the weighted average shares outstanding during the period. Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares used in the basic loss per share calculation, adjusted for the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding, as described below. For the third quarter of 2005 and 2006, and the first nine months of 2005, basic and diluted loss per share are equal, as the inclusion of potentially dilutive common shares is anti-dilutive.

The effect of common stock options, warrants, convertible preferred stock and convertible notes payable will be included, as applicable, in the earnings (loss) per share calculations if the Company has earnings available to common shareholders. The Company included common stock options with an exercise price less than the average closing price per share of the Company’s common stock (using the treasury stock method) for the nine months ended September 30, 2006, as dilutive common stock equivalents in calculating diluted loss per share. In addition, during the same period, the Series AA Convertible Preferred Stock and the 10% Secured Convertible Subordinated Notes were included in the diluted loss per share calculations on an “as converted” basis, with net earnings or loss available to common shareholders adjusted for the change in estimated fair value of derivative financial instruments, dividends and interest expense, as applicable. As a result, the Company had a diluted loss per share for this period. A reconciliation of net earnings (loss) and weighted average common shares outstanding used in the calculation of basic earnings per share and diluted loss per share for the nine months ended September 30, 2006 is as follows:

	For the nine months ended
(in thousands, except for per share data)	September 30, 2006
	Net earnings (loss)	Weighted average Shares	Earnings (loss) per Share
Basic earnings (loss) per share:
Net earnings (loss) available to common stockholders	$6,444	15,493	$0.42
Effect of dilutive securities:
Imation warrants	(488)	—
Convertible notes payable, including warrants	(7,584)	5,306
Convertible preferred stock, including warrants	(15,692)	24,949
Common stock options	—	19
Diluted loss per share and
net loss available to common stockholders after effect of dilutive securities, including assumed conversions	$(17,320)	45,767	$(0.38)

Options to purchase 2,880,000 shares of common stock were excluded from diluted share calculations for the three and nine months ended September 30, 2005, as a result of the exercise prices being in excess of the average fair market value of the Company’s stock for the periods. As a result, the options were anti-dilutive. In addition, remaining options to purchase 1,128,000 shares of common stock were excluded from diluted share calculations for the three and nine months ended September 30, 2005, as these options were also anti-dilutive as a result of the net loss incurred.

Options to purchase 9,739,000 and 9,679,000 shares of common stock were excluded from diluted share calculations for the three and nine months ended September 30, 2006, respectively, as a result of the exercise prices being in excess of the average fair market value of the Company’s stock for the periods. As a result, the options were anti-dilutive.

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

The following table illustrates the effect on net loss available to common stockholders and net loss per share for the three and nine months ended September 30, 2005, if the Company had applied the fair-value based method of FAS 123 to stock-based compensation.

	Three months ended	Nine months ended
(In thousands, except per share data)	September 30, 2005	September 30, 2005

Net loss, as reported	$ (28,268)	$ (30,618)

Add: Stock-based compensation expense included in reported net loss, net of related tax effects	27	100

Deduct: Total stock-based compensation expense determined under fair-value based method for all awards, net of related tax effects	(7,641)	(10,818)

Pro forma net loss	$ (35,882)	$ (41,336)
Deemed dividend related to amortization of discount on Series AA convertible preferred stock	(257)	(711)
Pro forma loss available to common stockholders	$ (36,139)	$ (42,047)

Basic and diluted loss per share:
As reported	$ (2.44)	$ (2.74)
Pro forma	$ (3.09)	$ (3.67)

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(Revised) (“SFAS 123R”), whereby the fair value of stock options and other equity-based compensation issued to employees will be recognized as compensation expense over the vesting period of such options or other issuances. As of December 31, 2005, and September 30, 2006, unvested and unamortized compensation expense related to options granted prior to the adoption of SFAS 123R totaled $1,483,000 and $872,000, respectively. The unamortized balance at September 30, 2006 will be recognized as future compensation expense as follows: 2006 - $171,000, 2007 - $416,000, 2008 - $195,000 and 2009 and thereafter - $90,000. Stock-based compensation expense related to stock options and recognized in the three months ended September 30, 2006 totaled $156,000 of which $120,000 and $36,000 are included in selling, general and administrative expenses and engineering, research and development expenses, respectively. Stock-based compensation expense related to stock options and recognized in the nine months ended September 30, 2006 totaled $488,000 of which $375,000 and $113,000 are included in selling, general and administrative expenses and engineering, research and development expenses, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2005	2006
Estimated dividends..............................................................................................................................................................	None	None
Expected volatility........................................................................................................................................................................	177 – 179%	102 – 119%
Risk-free interest rate.........................................................................................................................................................	3.4 – 4.0%	4.35 – 5.09%
Expected term (years)........................................................................................................................................................	3.05 – 3.10	3.03

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

The following table summarizes information regarding fixed stock options outstanding at September 30, 2006:

		Options Outstanding			Options Exercisable
Range of Exercise Prices		Number Outstanding (000’s)	Weighted-Avg. Remaining Contractual Life	Weighted-Avg. Exercise Price	Number Exercisable (000’s)	Weighted-Avg. Exercise Price
$0.31 -	2.00	7,167	8.85	$1.20	5,859	$1.20
2.01 -	4.50	179	7.70	3.80	122	4.02
4.51 -	8.20	1,498	7.22	7.89	1,498	7.89
8.21 -	137.50	895	5.72	14.49	895	14.49
		9,739	8.29	$3.50	8,374	$3.86

Reclassifications

Certain reclassifications have been made to prior period balances to conform with the current period presentation.

Note 2—BUSINESS COMBINATION AND SALE OF ASSETS

Effective August 29, 2006, the Company entered into an Asset Purchase Agreement (the Agreement) with Tandberg Data Corp., a Delaware corporation and wholly-owned subsidiary of Tandberg Data ASA, a company organized under the laws of Norway and headquartered in Oslo, Norway (collectively, “Tandberg”), whereby Tandberg would purchase substantially all of the assets of the Company in exchange for cash and the assumption of certain liabilities of the Company (“the Transaction”). The Agreement was approved by the Company’s Independent Committee and ratified by its Board of Directors, and approved by the Company’s stockholders on November 16, 2006. The Transaction was completed on November 20, 2006. In connection with the approval of the Transaction, the stockholders of Exabyte also approved proposals providing for the immediate dissolution of the Company, and the changing of the corporate name of the Company to MidgardXXI, Inc. (“Midgard”), upon consummation of the transaction.

The Total Consideration for the Purchased Assets (as defined in the Agreement) was (a) cash of approximately $22,004,000, and (b) the assumption of the Assumed Liabilites (as defined in the Agreement). The cash purchase price and payment at closing consisted of:

•	The outstanding principal balance and accrued interest thereon of approximately $9,614,000 under the loan agreement with Wells Fargo Business Credit, Inc. (“Wells Fargo”)
•	The repayment obligations under the Notes Restructuring Agreements with the holders (“Noteholders”) of the Company’s 10% Secured Subordinated Convertible Notes (“the Convertible Notes”) ($7,790,000);
•	The payment obligation under the Amendment No. 1 to the Debt Restructuring Agreement with Solectron Corporation (“Solectron”) ($300,000);
•	The payment obligation under the Second Amendment to the Memorandum of Understanding with Hitachi, Ltd. (“Hitachi”) ($2,000,000);
•	The amount payable under the Note Restructuring Agreement with Imation Corp. (“Imation”) ($1,000,000);
•	Transaction fees payable at closing (approximately $1,200,000); and
•	The cash balance to be retained by Exabyte subsequent to closing ($100,000).

It was a condition to the Agreement that the cash proceeds to the Company be used to make these payments.

Assumed Liabilities included, without limitation, substantially all accounts payable and accrued expenses, all liabilities under the Purchased Contracts (as defined in the Agreement), liabilities for warranty obligations and liabilities related to products sold and/or services performed, and new or restructured notes payable issued to Imation and Hitachi, among others. The material Excluded Liabilities retained by Midgard (as defined in the Agreement) consist of a note payable to a former landlord in the amount of $3,060,000, a Convertible Note with a principal balance of $50,000, and certain accounts payable and accrued expenses in the amount of $250,000, among other liabilities. Midgard does not have any significant assets remaining for the payment of theses liabilities. In addition, subsequent to the closing of the Transaction there are no assets available for distribution to Midgard’s common or preferred stockholders.

Following closing, Tandberg has the right to use the name “Exabyte” and any related names, trademarks, symbols, and logos used in their business.

As a condition to the Agreement, Tandberg required the Company to enter into a Voting Agreement with certain common and Series AA Convertible Preferred Stockholders. In accordance with the Voting Agreement, certain Series AA Preferred Stockholders converted their Series AA preferred shares into common shares prior to the record date for the stockholders meeting to approve the Transaction and voted in favor of the authorization and approval of the Transaction (see note 5).

In connection with the Agreement, Tandberg required the Company to enter into restructuring agreements or amendments to existing note agreements with the holders of the Convertible Notes, Hitachi, Solectron and Imation that provided for reductions in amounts currently due under various debt instruments, the issuance of new or restructured notes payable in certain circumstances, and the waiver of existing and future events of default, if any.

The Notes Restructuring Agreements, as amended, with the Noteholders provided for (1) the payment of 82% of the principal amount of the Notes, (2) the forgiveness of the remaining 18% of principal, all accrued interest as of the date of Notes Restructuring Agreements, and all default premium, if any, (3) upon payment of the 82% restructured payment, the release of their security interest in the assets of the Company, (4) the waiver of existing and future events of default under the Notes Securities Purchase Agreement entered into in October 2005 and any rights under the Intercreditor and

Subordination Agreement entered into in October 2005 among Exabyte, the Noteholders, Imation and Wells Fargo, and (5) the Noteholders’ agreement to vote in favor of the Transaction.

The Second Amendment to the Memorandum of Understanding with Hitachi (“Hitachi MOU”) provided for a $2,000,000 payment upon closing and the forgiveness of approximately $860,000 due under the Hitachi MOU, which had an outstanding balance of approximately $4,000,000. In addition, the payment terms of the remaining Hitachi MOU balance of approximately $1,140,000 were revised to provide for escalating monthly payments to Hitachi through September 2007. Tandberg will receive price reductions, adjusted quarterly, on products currently purchased form Hitachi in amounts that will approximate the revised payments due under the Hitachi MOU through September 2007.

Amendment No. 1 to the Debt Restructuring Agreement with Solectron dated September 1, 2003 (the Solectron Amendment), provided for a one-time payment of $300,000 to settle the outstanding balance of a note payable to Solectron with a balance of $653,000 as of the date of the Solectron Amendment, and waives any existing and future events of default under the September 1, 2003 agreement.

The note Restructuring Agreement with Imation (the Imation Restructuring Agreement), provided for the restructuring of the existing $5,000,000 and $2,000,000 note agreements (the Original Notes) with Imation as follows:

•	Tandberg made a $1,000,000 payment of the principal balance of the Original Notes at closing;
•	Imation forgave payment of $2,000,000 of the principal amount of the Original Notes;
•

Tandberg issued a new note payable to Imation in the amount of $4,000,000, with interest at 10% and principal payable as follows: $1,000,000 in December 2008; $1,000,000 in December 2009; and $2,000,000 in December 2010;

•	The new note payable has a security interest in the assets of Tandberg Data Corp., subject to a subordination agreement with Tandberg’s senior lender; and
•	Imation forgave payment of the remaining $4,000,000 principal balance of the Original Notes and agreed to waive all existing and future events of default under the terms of the Original Notes.

In addition, effective August 29, 2006, the Company entered into Amendment No. 3 to the Media Distribution Agreement with Imation (“Imation MDA Amendment”), whereby the sales prices to Imation on media products will be adjusted, effective January 1, 2007, such that Imation will be able to obtain a gross margin of 12% on sales to third parties. Prior to the Imation MDA amendment, prices under the Media Distribution Agreement were such that Imation would obtain a gross margin of 10%. The increase in gross margin to 12% will continue until such time that Imation has achieved an incremental $2,000,000 in gross margin, at which time Tandberg’s sales prices will be adjusted to provide Imation with a 10% gross margin thereafter. The Imation MDA amendment was contingent upon the consummation of the Imation Restructuring Agreement and the closing of the Transaction.

Note 3—ACCRUED LIABILITIES

Accrued liabilities are comprised of the following:

	December 31, 2005	September 30, 2006
(In thousands)
Compensation and benefits.................................................................................................	$1,395	$1,354
Current portion of warranty costs.................................................................	364	417
Deferred rent concessions.......................................................................................................	993	827
Litigation settlement......................................................................................................................................	750	250
Liability related to modification of media distribution agreement..........................................................................................................................	2,000	—
Other...	1,461	1,168
	$6,963	$4,016

Note 4—DEBT

Convertible Subordinated Notes

On October 31, 2005, the Company completed the sale of $9,550,000 of 10% Secured Convertible Subordinated Notes (“Convertible Notes”) and warrants to purchase 4,775,000 shares of common stock. The Convertible Notes were payable interest only through 2010, at which time the principal amount was due in total. Interest on the Convertible Notes was payable quarterly in shares of common stock of the Company. The principal amount of the Convertible Notes was convertible into common stock at $1.80 per share. The exercise price of the warrants, which have a five-year term, is also $1.80 per share. The conversion and exercise prices were subject to certain anti-dilution adjustments, including adjustments for sales of common stock or rights to acquire common stock at below the conversion and exercise prices in effect. The Convertible Notes were collateralized by a security interest in all of the Company’s assets and were subordinate to the security interest granted, and the indebtedness, under the Company’s line-of-credit agreement with Wells Fargo Business Credit, Inc. (“Wells Fargo”), pursuant to the Intercreditor and Subordination Agreement (“Intercreditor Agreement”) between Wells Fargo, the holders of the Convertible Notes and Imation. As discussed in Note 2, on November 20, 2006, $9,500,000 of the principal amount of the Convertible Notes were settled through payments made under the Notes Restructuring Agreements. The remaining $50,000 of Convertible Notes was retained by Midgard.

As discussed more fully in Note 6, the basic conversion feature of the Convertible Notes, and the anti-dilution feature included therein, and the warrants were determined to be embedded and freestanding derivative financial instruments requiring separate accounting under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). The total estimated fair value of the derivatives was determined to be approximately $11,518,000 and, accordingly, the entire $9,550,000 of proceeds from the Convertible Notes were allocated to those derivative instruments, and the Convertible Notes were initially recorded net of discount equal to their face value. The discount was amortized over the term of the Convertible Notes as additional interest expense using the effective interest method until substantially all of the Convertible Notes were extinguished on November 20, 2006, as noted above. Such amortization and additional interest expense totaled $385,000 and $887,000 for the three and nine months ended September 30, 2006, respectively. In addition, because the estimated fair value of the derivatives exceeded the total proceeds, the Company recorded a charge for other financing costs equal to the excess value, in the amount of $1,964,000, upon consummation of the Convertible Notes transaction on October 31, 2005.

Line of Credit – Wells Fargo Business Credit, Inc.

On March 9, 2005, the Company entered into an asset-based line-of-credit agreement (“Credit Agreement”) with Wells Fargo which provided for borrowings of up to $20,000,000 based on 80% of eligible accounts receivable (as defined), and 25% of eligible finished goods inventory (as defined). Accordingly, borrowing availability under the line of credit varied based on the balances of accounts receivable and inventory throughout the month, quarter or year. Borrowings were secured by substantially all of the Company’s assets. The credit agreement matured on March 31, 2008. Interest under the Credit Agreement with Wells Fargo was being charged at the lender’s prime rate plus 3.5% (11.75% at September 30, 2006), and the agreement included financial covenants and other restrictions relating to, among other things, operating results, the maintenance of minimum levels of net worth or deficit, limits on inventory levels with product distributors, limits on capital expenditures, liens, indebtedness, guarantees, investment in others and prohibitions on the payment of cash dividends on common or preferred stock. Events of default included a change in control.

Effective July 31, 2006, the Company entered into a fifth amendment to the Credit Agreement, whereby Wells Fargo agreed to provide the Company with an additional $2,000,000 of borrowing availability. Such additional borrowings were available in increments, and were subject to certain terms and conditions relating to the Transaction. These additional borrowings bore interest at the lender’s prime rate plus 5% (13.25% at September 30, 2006) and were subject to all other terms and conditions included in the Credit Agreement. Fees relating to the additional borrowing availability totaled $125,000.

Effective September 22, 2006, the Company entered into a Sixth Amendment to the Credit Agreement, whereby the Company’s borrowing base, as defined in the Credit Agreement, was increased by up to $2,000,000, which was equal to 100% of the principal amount of the borrowings under the Credit Agreement that may be purchased by Tandberg pursuant to a Participation Agreement by and between Tandberg and Wells Fargo Bank, National Association, dated September 22, 2006. Available borrowings under the Participation Agreement were increased to $5,000,000 on November 7, 2006. All such borrowings were collateralized by cash deposits from Tandberg. As discussed in Note 2, all outstanding borrowings under the Wells Fargo line-of-credit were paid in full on November 20, 2006.

Notes Payable - Suppliers

During the first quarter of 2003, the Company entered into agreements with four of its largest suppliers that converted certain accounts payable and accrued liability amounts outstanding at December 28, 2002, totaling $20,900,000, to unsecured notes payable. These amounts were due through 2005 and bore interest at rates ranging from zero to 5%. At September 30, 2006, the remaining balance of $3,885,000 is due to one supplier, Hitachi, Ltd. (Hitachi), payable monthly, with interest at 3.1% through December 31, 2006 and 5.0% thereafter. In September 2003, the Company entered into restructuring and note payable agreements with a fifth supplier, Solectron Corporation (“Solectron”), for $8,991,000 which converted accounts payable and current inventory purchase commitments to a note payable bearing interest at 9%. As of September 30, 2006, the total amount due to Hitachi and Solectron under the remaining notes payable – suppliers was $4,538,000, which amounts were settled, in total, on November 20, 2006, as discussed in Note 2.

Note Payable - Lessor

In September 2003, the Company entered into a note payable in the amount of $3,060,000 with the lessor of certain of its former office and manufacturing facilities, in settlement of all past and future amounts due under the lease for such facilities. The note is unsecured, and is payable interest only through September 2008, at which time the entire principal amount is due. The interest rate on the note at June 30, 2006 is 6.0% and this rate will continue until September 2007, at which time the rate increases to 10.0% for the final year of the note. Interest on the note was imputed at a rate of 9.0% over the term of the note and, accordingly, the note was recorded net of discount of $359,000. The 9.0% rate was considered to be a market interest rate based on other borrowings of the Company. The discount is being recognized over the term of the note as additional interest expense using the effective interest method. The note was retained by Midgard subsequent to the closing of the Transaction.

Note 5—PREFERRED STOCK

Series AA Preferred Stock

On May 3, 2004, the Company completed the sale of 25,000 shares of newly authorized Series AA Convertible Preferred Stock (“Series AA”) and warrants to purchase 750,000 shares of common stock for total gross proceeds of $25,000,000 (approximately $23,609,000 net of offering costs). The purchase price of the Series AA shares was $1,000 per share. The conversion price was initially $10.00 per share. The warrants had an exercise price of $10.00 per share and a term of five years. In connection with the sale of the Convertible Notes, the conversion price of all Series AA shares (including the shares received in the exchange described below) and the exercise price of the related warrants were adjusted to $1.80 per share. As a result of this adjustment to the conversion price, the Series AA shares are convertible into 24,949,000 common shares. The number of common shares issuable under the outstanding warrants was not affected by the sale of the Convertible Notes. During the three months ended September 30, 2006, Series AA with a stated value of $1,025,000 was converted into 569,444 shares of common stock. Subsequent to September 30, 2006, and through November 20, 2006, Series AA with a stated value of $18,611,000 was converted into 10,340,000 shares of common stock.

Dividends on the Series AA shares are payable in common stock at an initial rate of 5%, with an increase to 8% after four years, 10% after five years and 12% thereafter. During the nine months ended September 30, 2006, the Company issued approximately 1,950,000 common shares, as dividends on the Series AA shares. During the three and nine months ended September 30, 2005, the Company issued approximately 326,000 and 717,000 common shares, respectively, as dividends. On August 29, 2006, the Company’s Board of Directors determined that, in accordance with Delaware General Corporation Law, the Company was not permitted to declare or pay the dividends on the Series AA scheduled for payment on September 1, 2006 in the amount of $561,363. In addition, no dividends will be paid in the Series AA subsequent to the closing of the Transaction. Such dividends would have been payable in shares of the Company’s common stock. The Company has the right to force conversion of the Series AA shares, which are non-voting, at such time as the Company’s common stock has reached specified price parameters, subject to certain limitations. The Series AA shares have a liquidation preference equal to the issuance price, plus accumulated unpaid dividends and are subject to redemption based on the occurrence of certain conditional events. Based on certain of these redemption features, the Series AA has been recorded as temporary equity, until such time as the events or circumstances that could cause redemption are no longer applicable. Such events and circumstances generally relate to the Company’s ability to deliver registered shares to Series AA shareholders upon conversion, as provided in the related registration rights agreement. On August 27, 2004, the Company registered for resale the underlying common shares that would be issued upon conversion, as well as a specified number of common shares that would be issued as dividends on the Series AA shares and updated the registration statement on April 26, 2005 and June 2, 2006. The Company was also obligated to use its reasonable best efforts to maintain a current registration statement in effect until such common shares can be sold without the use of the registration statement in May 2006.

The Company also evaluated the Series AA under the provisions of SEC Staff Accounting Bulletin No. 68, “Increasing Rate Preferred Stock,” (“SAB 68”), and determined that the Series AA should be recorded at fair value at the date of issuance based on a market dividend rate of 12%. Accordingly, the Series AA has been recorded net of discount of $7,463,000, which amount is being recognized as additional deemed dividends over the period from the date of issuance until May 2010, at which time the dividend rate is fixed at 12%. Such additional deemed dividends totaled $257,000 and $350,000 in the three months ended September 30, 2005 and 2006, respectively, and $711,000 and $976,000 in the nine months ended September 30, 2005 and 2006, respectively.

Note 6 – Derivative Financial Instruments

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

As a result of such evaluations, the Company determined that both the basic conversion feature, as well as the anti-dilution feature included therein, represent embedded derivative instruments within both the Series AA and the Convertible Notes host contracts. In addition, the Company determined that the warrants issued in connection with the Series AA and the Convertible Notes represent freestanding derivative instruments, and that all such derivative instruments meet the requirements for liability classification under EITF 00-19. This determination was primarily based on dividend and interest payments on the Series AA and Convertible Notes being payable in an indeterminable number of common shares. Also as a result of this evaluation, the warrants issued to Imation Corporation in connection with the modification of the Media Distribution Agreement discussed in Note 9 were determined to be freestanding derivative instruments. Accordingly, both the embedded and freestanding derivatives have been accounted for separately at estimated fair value under SFAS 133. The embedded derivatives are accounted for on a “bundled” basis in accordance with SFAS 133 Implementation Issue No. B-15.

Two other provisions of the Series AA are considered to be embedded derivatives; (1) the possible variable share settlement in the case of an involuntary triggering event that would require conversion to common stock based on a discounted percentage of the then applicable volume weighted average price, and (2) the 20% redemption premium that would result from a cash redemption required by a voluntary triggering event. The Company has determined that the probability of either of these events is negligible and, accordingly, the related value of these potential derivatives is not considered to be significant at December 31, 2005 or September 30, 2006.

The estimated fair value of the derivative instruments at inception (the date at which all significant financial terms were finalized) and December 31, 2005 are as noted below. As a result of the Transaction, as discussed in Note 2, the estimated fair value of all of the derivative instruments was determined to be zero as of September 30, 2006.

	Series AA
(In thousands)	Conversion feature	Anti-dilution feature	Total	Warrants	Total
Inception (May 3, 2004)	$32,847	$3,283	$36,130	$10,109	$46,239
December 31, 2005	13,498	2,424	15,922	748	16,670
September 30, 2006	—	—	—	—	—

	Convertible Notes
	Conversion feature	Anti-dilution feature	Total	Warrants	Total
Inception (December 1, 2005)	$7,300	$564	$7,864	$3,650	$11,514
December 31, 2005	6,207	592	6,799	3,104	9,903
September 30, 2006	—	—	—	—	—

	Imation Warrants
	Conversion feature	Anti-dilution feature	Total	Warrants	Total
Inception (December 1, 2005)	$—	$—	$—	$574	$574
December 31, 2005	—	—	—	487	487
September 30, 2006	—	—	—	—	—

Total
Conversion feature	Anti-dilution feature	Total	Warrants	Total

December 31, 2005	$19,705	$3,016	$22,721	$4,339	$27,060
September 30, 2006	—	—	—	—	—

The net change in estimated fair value for each period is included as a benefit (expense) in the statement of operations and totaled $(25,972,000) and $4,311,000 for the three months ended September 30, 2005 and 2006, respectively, and $(25,184,000) and 27,060,000 for the nine months ended September 30, 2005 and 2006, respectively.

The basic conversion feature and warrants for both the Series AA and the Convertible Notes, as well as the Imation warrants, were valued at inception and December 31, 2005, using the Black-Scholes option-pricing model in a manner similar to a call option with the following assumptions:

	Series AA
	Inception	December 31, 2005
Estimated dividends..........................................................................................................................	None	None
Expected volatility....................................................................................................................................	155.0%	111.5%
Risk-free interest rate.....................................................................................................................	3.26%	4.39%
Expected term (years)....................................................................................................................	5.00	3.33

	Convertible Notes and Imation Warrants
	Inception	December 31, 2005
Estimated dividends..........................................................................................................................	None	None
Expected volatility....................................................................................................................................	106.3%	111.5%
Risk-free interest rate.....................................................................................................................	4.30%	4.39%
Expected term (years)....................................................................................................................	4.92	4.83

The anti-dilution feature for both the Series AA and the Convertible Notes were valued at inception and December 31, 2005, using a Probability Weighted Black-Scholes pricing model as a put option with a put-call-parity model with the following assumptions:

	Series AA
	Inception	December 31, 2005
Estimated dividends..........................................................................................................................	None	None
Expected volatility....................................................................................................................................	155.0%	111.5%
Risk-free interest rate.....................................................................................................................	3.26%	4.39%
Expected term (years)....................................................................................................................	1.92 - 5.00	0.17 - 3.25
Estimated probability of a future dilutive financing transaction	10%	10%

	Convertible Notes
	Inception	December 31, 2005
Estimated dividends..........................................................................................................................	None	None
Expected volatility....................................................................................................................................	106.3%	111.5%
Risk-free interest rate.....................................................................................................................	4.30 – 4.35	4.39%
Expected term (years)....................................................................................................................	1.83 – 4.91	1.75 – 4.83
Estimated probability of a future dilutive financing transaction	10%	10%

The estimated probability of a dilutive financing transaction was based on management’s combined estimate of the likelihood of such a transaction occurring during the eighteen months following the effective date of the registration statements covering the common shares underlying the Series AA and Convertible Notes (full dilution adjustment period) and thereafter (weighted-average dilution adjustment period) and includes a consideration of the Company’s historical and forecasted operating results, liquidity, and the likelihood of other non-dilutive financing alternatives. The full dilution adjustment period for the Series AA expired in February 2006. The estimated combined probability of a full dilution adjustment and weighted average dilution adjustment was considered to be 10% at September 30, 2005, and December 31, 2005 for the Series AA, and 5% for both a full dilution and weighted average dilution adjustment for the Convertible Notes at December 31, 2005.

Note 7—SEGMENT, GEOGRAPHIC AND SALES INFORMATION

All operations of the Company are considered to be in one operating segment and, accordingly, no segment disclosures have been presented. The Company will continue to evaluate its operations and internal reporting structure for future changes that could result in disclosure of additional segments. Foreign revenue is based on the country in which the customer is located.

Substantially all of the Company’s long-lived assets are located in the United States.

The following table details revenue from external customers by geographic area for the following fiscal periods:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2005	September 30, 2006	September 30, 2005	September 30, 2006
United States	$16,512	$8,271	$50,592	$38,805
Europe/Middle East	3,971	4,592	16,467	13,707
Asia Pacific	677	406	2,368	1,680
Other	146	(13)	277	138
	$21,306	$13,256	$69,704	$54,330

The following table details revenue by product line for the following fiscal periods:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2005	September 30, 2006	September 30, 2005	September 30, 2006
Drives	$3,899	$3,174	$15,501	$12,412
Automation	9,281	4,472	26,803	18,527
Media	7,928	5,841	26,210	23,939
Service and other	1,406	835	4,302	2,730
Sales allowances	(1,208)	(1,066)	(3,112)	(3,278)
	$21,306	$13,256	$69,704	$54,330

The following table summarizes revenue from significant customers:

	Net Revenue		% of Total Net Revenue
	Three Months Ended		Three Months Ended
(In thousands)	September 30, 2005	September 30, 2006	September 30, 2005	September 30, 2006
Imation	$8,229	$6,055	38.6%	45.7%
Tech Data	$4,123	$1,291	19.4%	9.7%
IBM	$1,041	$1,531	4.9%	11.5%
Fujitsu Siemens	$2,103	$2,534	9.9%	19.1%
Ingram Micro	$2,965	$879	13.9%	6.6%

	Net Revenue		% of Total Net Revenue
	Nine Months Ended		Nine Months Ended
(In thousands)	September 30, 2005	September 30, 2006	September 30, 2005	September 30, 2006
Imation	$27,070	$24,595	38.8%	45.3%
Tech Data	$13,126	$7,783	18.8%	14.3%
IBM	$5,041	$5,596	7.2%	10.3%
Fujitsu Siemens	$7,641	$6,449	11.0%	11.9%
Ingram Micro	$7,516	$4,688	10.8%	8.6%

No other customers accounted for 10% or more of net revenue in any of the above periods.

Note 8—COMMITMENTS AND CONTINGENCIES

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

Through the Complaint, the Plaintiffs sought to avoid and recover approximately $2,764,000 in payments allegedly made to the Company from one or more of the Daisytek Debtors prior to their respective bankruptcy filings, asserting that the payments constitute preferential transfers or fraudulent transfers. In addition, the Plaintiffs sought disallowance of the proof of claim filed by the Company in the amount of approximately $5,954,000 against the bankruptcy estate of Digital Storage, Inc., one of the

Daisytek Debtors and a former distributor of the Company’s products. In July 2005, the Company reached an agreement with the Plaintiffs that provided for the settlement of the claim for a payment of $1,125,000 over a twelve-month period, commencing September 1, 2005, and the relinquishment of the Company’s claim against the estate. The agreement was approved by the Bankruptcy Court in September 2005. The Company recorded a provision for the settlement as of June 30, 2005. At September 30, 2006, a liability of $250,000 remains outstanding under the settlement, which liability was retained by Midgard subsequent to the closing of the Transaction.

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

On January 18, 2006, the Company filed a complaint against Hewlett-Packard Company (“Hewlett-Packard”) in the United States District Court for the District of Colorado asserting that Hewlett-Packard infringed upon a patent owned by the Company. Hewlett-Packard subsequently filed its answer and counterclaim for declaratory judgment on March 2, 2006. On June 26, 2006, Hewlett-Packard filed an amended answer and counterclaims, alleging that the Company was infringing upon three patents owned by Hewlett-Packard. While the Company remains open to settlement, it intends to assert fully its patent rights in the litigation and defend itself vigorously against Hewlett-Packard’s counterclaims. The lawsuit has entered the discovery phase. It is not possible to predict the outcome of this action. However, the Company believes that the outcome will not have a material adverse effect on the Company’s financial condition or results of operations. The Company’s position in the lawsuit was acquired by Tandberg in connection with the Transaction.

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

Note 9—MEDIA DISTRIBUTION AGREEMENT

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

On October 31, 2005, the Company entered into an Amendment of the MDA (“Amendment”), whereby the sales prices to Imation will be adjusted such that Imation will be able to obtain a gross margin of 8% on sales to third parties during the period from January 1, 2006 through December 31, 2006, and a gross margin of 10% thereafter. As consideration for the revision of the gross margin and to adjust the initial distribution fee, the Company agreed to provide the following to Imation: (1) a $5,000,000 note payable, bearing interest at 10% beginning January 1, 2006, with interest only payments through 2007 and equal quarterly principal and interest payments commencing on March 31, 2008 and continuing through December 31, 2009, (2) 1,500,000 shares of common stock and warrants to purchase 750,000 shares of common stock of the Company at $1.80 per share and (3) a $2,000,000 credit which was applied against product purchases by Imation in the first quarter of 2006. The Amendment also decreased the amount of the distribution fee that would be required to be repaid to Imation due to a termination of the MDA to $8,500,000. In addition, on October 31, 2005, Imation loaned $2,000,000 to the Company under a note payable which bears interest at 10% and is payable interest only through December 15, 2006, at which time the principal amount is due in total. In connection with the $5,000,000 and $2,000,000 notes, the Company granted Imation a security position in substantially all of the Company’s assets. These notes were subordinated to the security interests of, and indebtedness to, Wells Fargo and the holders of the Convertible Notes pursuant to the Intercreditor Agreement. The warrants have substantially the same terms as the warrants issued in connection with the Convertible Notes, were valued using the assumptions discussed in Note 6, and were recorded as a derivative liability in the accompanying consolidated balance sheet. The consideration provided to Imation totaling $10,423,000, including the value of the warrants of $573,000 was recorded as an adjustment of the initial distribution fee and a reduction of deferred revenue originally recorded at the inception of the MDA. The deferred revenue balance related to the distribution fee is approximately $4,223,000 and $3,823,000 as of December 31, 2005 and September 30, 2006, respectively.

As discussed in Note 2, effective November 20, 2006, the repayment obligations under the Imation Notes were revised in connection with the Imation Restructuring Agreement, and the Company entered into the Imation MDA Amendment. In addition, the MDA was assumed by Tandberg in connection with the Transaction.

Note 10—INCOME TAXES

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

At December 31, 2005, the Company had incurred domestic net operating loss carryforwards of approximately $239,000,000 which expire between 2006 and 2025. Under the Tax Reform Act of 1986, the amount of, and the benefit from, net operating losses that can be carried forward is limited due to a cumulative ownership change of more than 50% over a three-year period, which occurred in November 2001 in connection with the Ecrix acquisition. The portion of Exabyte’s and Ecrix’s pre-business combination tax carryovers, totaling $153,000,000, that can be utilized in any one taxable year for federal tax purposes is limited to approximately $1.2 million per year through 2021. Ownership changes after December 31, 2005 could further limit the utilization of the Company’s remaining net operating loss carryforward of $86,000,000, in addition to any losses incurred subsequent to December 31, 2005. As of November 20, 2006, the impact of the Transaction on the utilization of the Company’s net operating loss carryforward has not been determined, although none of the net operating loss carryforwards will be available for utilization by Tandberg. As of December 31, 2005, the Company had approximately $105,000,000 of total net operating loss carryforwards that may be used to offset future taxable income.

Note 11—RECENT ACCOUNTING PRONOUNCEMENTS

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

ITEM 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains forward-looking statements that involve future risks and uncertainties. We may achieve different results than those anticipated in these forward-looking statements. The actual results that we achieve may differ materially from any forward-looking statements due to such risks and uncertainties. Words such as ‘believes,’ ‘anticipates,’ ‘expects,’ ‘intends,’ ‘plans’ and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. You should take into account the risks described in our Annual Report on Form 10-K for the year ended December 31, 2005 and other factors described below when considering such forward-looking statements and, in particular, the transaction discussed in Note 2 to our unaudited interim consolidated financial statements included herein. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report.

Overview

Exabyte Corporation and its subsidiaries (“Exabyte” or the “Company”) has been a provider of information storage products, including tape drive and automation products and recording media. Our strategic focus has been data backup, restoration and archival applications for workstations, midrange computer systems and networks. Computer manufacturers and resellers require a variety of storage products, which vary in price, performance, capacity and form-factor characteristics to meet their needs for reliable data backup, restoration and archival storage. Our strategy has been to offer a broad range of products to address these requirements. Our tape drive products were based on our VXA and MammothTape technologies and our automation products were primarily based upon VXA, and LTO (Ultrium) ??technologies.

We marketed our products worldwide to resellers and original equipment manufacturers (“OEMs”) through offices located in the United States, Europe and Asia Pacific. Our proprietary media products were marketed and distributed by our exclusive worldwide distributor, Imation Corp. (“Imation”). We also provided repair services directly to OEMs and our resellers’ customers through our outsourcing partner, Teleplan Service Logistics, Inc. (“Teleplan”).

In connection with our sales agreements with our reseller channel customers, we have provided inventory price protection, stock rotation rights and short-term marketing and consumer rebate programs. For our largest reseller customers, we generally provided all of the above items. The cost of these rights and programs were significant and were a direct reduction of our revenue, but were necessary to increase revenue through this segment of our customer base.

OEM customers incorporated our products as part of their own systems, which they then sold to their customers under their own brand name. Increased market share with OEM customers has been necessary to achieve significant growth. Accordingly, expansion of these relationships has been a key strategic initiative in 2005 and 2006. In general, sales to OEMs were at lower prices and lower gross margins. Accordingly, it has been imperative that we continue to obtain lower product costs from suppliers to achieve future profitability.

Our business was directly impacted by overall growth in the economies in which we operate and, in particular, in the technology industry sector and business purchasing of technology related products. In addition to the improving economic climate, we have believed that increasing our market share with OEM customers, further expansion of revenue from domestic distribution channel customers, and introduction of new products were necessary to provide us with more favorable business opportunities.

One of our most significant challenges has been to reduce our product costs to improve our gross margins as well as remaining competitive from a product price standpoint. We continued to work with existing hardware and media suppliers to obtain reduced product costs, as well as expanding the level of manufacturing activities with suppliers in lower cost geographic locations. All of our current products have been manufactured by suppliers located in China and Japan and continuing to evaluate which areas provide the lowest cost, highest quality services and products was a key business initiative.

Expense control was a key business initiative for us in 2005 and 2006. Improving our gross margins, and constant or decreasing operating costs has been an important objective in improving operating results. In 2005 and 2006, we established cost reduction plans that focused on decreasing discretionary spending in all functional areas, as well as reducing headcount in most areas of the Company. As a result, we have been able to decrease operating costs to position the Company to operate at a lower expense structure in 2006.

Our key performance metrics have been revenue, gross margin, and operating income or loss, and related operating expenses. As noted above, increasing sales to OEM and distribution customers, achieving reduced product costs from existing and new suppliers, and disciplined operating expense control measures have been critical components of our overall business strategy. In addition, providing timely and responsive product service and repair services to our customers was also a standard by which we have measured our performance and was a key component in creating future customer loyalty for our products. Finally, meeting our new product development and technology milestones and schedules on a timely basis was critical to satisfying customer demands for more efficient and cost effective business solutions, as well as remaining competitive with other existing and future products and technologies.

Recent Development

Business Combination and Sale of Assets

Effective August 29, 2006, we entered into an Asset Purchase Agreement (“the Agreement”) with Tandberg Data Corp., a Delaware corporation and wholly-owned subsidiary of Tandberg data ASA, a company organized under the laws of Norway and headquartered in Oslo, Norway (collectively, “Tandberg”), whereby Tandberg would purchase substantially all of our assets in exchange for cash and the assumption of certain of our liabilities (“the Transaction”). The Agreement was approved by the Company’s Independent Committee, ratified by our Board of Directors, and approved by our stockholders on November 16, 2006. The Transaction was completed on November 20, 2006. In connection with the approval of the Transaction, our stockholders also approved proposals providing for the immediate dissolution of the Company, and the changing of the corporate name of the Company to MidgardXXI, Inc. (“Midgard”), upon consummation of the Transaction.

The Transaction also resulted in the restructuring and repayment of amounts owed to several of our creditors, as well as the amendment of the Media Distribution Agreement with Imation. For additional information regarding the Transaction, see Note 2 to the unaudited interim consolidated financial statements included herein.

Immediately following our filing of a certificate of dissolution with the State of Delaware, we intend to request of the SEC relief from our obligations to file periodic reports, while undertaking to continue filing current reports on Form 8-K regarding any material developments with respect to the Company.

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

The distribution fee (as adjusted) we received in connection with the Media Distribution Agreement (“MDA”), discussed in Note 9 to the unaudited interim consolidated financial statements included herein was recorded as deferred revenue and is being amortized using the straight-line method over ten years, which represents the estimated period over which existing media products at the commencement of the MDA will be sold. In addition, under certain circumstances the distribution fee may be refundable on a pro-rata basis over a ten-year period from the date of the MDA.

We currently estimate our allowance for uncollectible accounts based on known exposure for specific accounts, as well as historical bad debt experience. Our adherence to our established credit policies, including the monitoring of the financial condition of our customers, is critical to minimizing future bad debts.

Inventory valuation and reserves

Our inventory is a significant component of our total assets. In addition, the carrying value of inventory directly impacts our gross margins and operating results. Our inventory is recorded at the lower of cost or market, cost being determined under the first-in, first-out method. In addition, we must determine if reserves are required for excess or obsolete inventory for existing products, including products that will be discontinued in the near term, or future sales which may result in a loss. This determination requires significant judgment by management relating to future revenue by product and the estimated life cycles of certain products in a rapidly changing and highly competitive technology marketplace. The provision for excess and obsolete inventory for the nine months ended September 30, 2006 totaled $1,600,000, related primarily to products that were discontinued in 2006, and includes a $1,000,000 provision in the first quarter of 2006. Our ability to make accurate estimates regarding inventory usage and valuation has been integral to minimizing inventory related charges in the future, and the extent of future charges could be impacted by unknown events or circumstances and the effect on our estimates.

Derivative Financial Instruments

The Series AA and Convertible Notes include certain terms, conditions and features which have been separately accounted for as embedded derivative liabilities at estimated fair value. In addition, the related warrants issued in connection with both of these instruments, and other warrants, are also separately accounted for as freestanding derivative liabilities at estimated fair value. The determination of fair value includes significant estimates by management including the term of the instruments, volatility of the price of our common stock, interest rates and the probability of conversion, redemption or a future dilutive financing transaction, and the Transaction described in Note 2 to the unaudited interim consolidated financial statements, among other items. The fluctuations in estimated fair value may be significant from period-to-period which, in turn, may have a significant impact on our reported financial condition and results of operations.

Goodwill

Our business combination with Ecrix in November 2001 resulted in a significant amount of goodwill. Under FAS 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized to operations, but is assessed periodically for potential impairment based on estimates by management. An impairment may be indicated by a significant decrease in the trading price of our common stock and if such a decrease occurs, additional procedures are required to determine if the carrying value of the goodwill exceeds its implied fair value. Any impairment charge indicated by these tests could be significant to future operating results. As of December 31, 2005 we concluded that we had no goodwill impairment. As discussed in Note 1 to the unaudited interim consolidated financial statements included herein, during 2006, we began the process of evaluating various strategic business alternatives, including the sale or merger of the Company. In the opinion of management, the occurrence of such a transaction was probable and, as a result, the carrying value of the goodwill would not be realized in the future. Accordingly, we recorded a provision for impairment equal to the recorded value of the goodwill of $7,428,000, as of June 30, 2006.

Stock Based Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(Revised) (“SFAS 123R”), whereby the fair value of stock options and other equity-based compensation issued to employees will be recognized as compensation expense over the vesting period of such options or other issuances. The Company selected the modified prospective application transition method for the adoption of SFAS 123R. Prior to the adoption of SFAS 123R, and through December 31, 2005, as permitted under SFAS 123 the Company accounted for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. Accordingly, no compensation expense was recognized for options granted to employees with an exercise price equal to the market value at the date of grant. As of December 31, 2005, unvested and unamortized compensation expense related to options granted prior to the adoption of SFAS 123R totaled $1,483,000. Such amount will be recognized as future compensation expense as follows: 2006 - $779,000, 2007 - $415,000, 2008 - $195,000 and 2009 and thereafter- $83,000. Stock based compensation expense related to stock options and recognized in the three and nine months ended September 30, 2006 totaled $156,000 and $488,000, respectively, of which $120,000 and $375,000 is included in selling, general and administrative expense and $36,000 and $113,000 is included in engineering, research and development expenses for the three and nine months ended September 30, 2006, respectively.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board has recently issued certain accounting pronouncements that may impact our business. For a complete discussion of these accounting pronouncements, see Note 11 to the unaudited interim consolidated financial statements included herein.

Results of Operations

The following table sets forth our operating results in dollars and as a percentage of revenue for each period presented.

(in thousands except per share data)	Three Months Ended				Nine Months Ended
	September 30, 2005 (unaudited)		September 30, 2006 (unaudited)		September 30, 2005 (unaudited)		September 30, 2006 (unaudited)
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue

Net revenue...............................................................................	$21,306	100.0	$13,256	100.0	$69,704	100.0	$54,330	100.0
Cost of goods sold..........................................	15,484	72.7	11,927	90.0	49,647	71.2	42,494	78.2
Gross profit ..............................................................................	5,822	27.3	1,329	10.0	20,057	28.8	11,836	21.8

Operating expenses:
Selling, general and administrative...............................................................................................................	5,555	26.1	4,247	32.0	16,493	23.7	13,704	25.2
Engineering, research and development...............................................................................................................	2,316	10.8	1,973	14.9	7,288	10.4	6,200	11.4
Total operating expenses	7,871	36.9	6,220	46.9	23,781	34.1	19,904	36.6
Loss from operations...............................	(2,049)	(9.6)	(4,891)	(36.9)	(3,724)	(5.3)	(8,068)	(14.8)

Other income (expense):
Interest expense......................................	(387)	(1.8)	(1,644)	(12.4)	(1,142)	(1.6)	(4,187)	(7.7)
Change in estimated fair value of derivative financial instruments...............................................................................................................	(25,972)	(121.9)	4,311	32.5	(25,184)	(36.1)	27,060	49.8
Gain (loss) on foreign currency translation......................................................	200	0.9	67	0.5	693	0.9	19	—
Provision for impairment of goodwill...............................................................................................................	—	—	—	—	—	—	(7,428)	(13.7)
Litigation settlements..........	—	—	—	—	(1,125)	(1.6)	501	0.9
Other, net........................................................................	(54)	(0.2)	(135)	(1.0)	(117)	(0.2)	(402)	(0.7)
Total other income (expense)	(26,213)	(123.0)	2,599	19.6	(26,875)	(38.6)	15,563	28.6
Earnings (loss) before income taxes ..........................................................................................................................	(28,262)	(132.6)	(2,292)	(17.3)	(30,599)	(43.9)	7,495	13.8

Income tax expense........................................	(6)	—	3	—	(19)	—	(75)	(0.1)

Net earnings (loss)..........................................	(28,268)	(132.6)	(2,289)	(17.3)	(30,618)	(43.9)	7,420	13.7

Deemed dividends – amortization of discount on Series AA convertible preferred stock	(257)	(1.2)	(350)	(2.6)	(711)	(1.0)	(976)	(1.8)
Net earnings (loss) available to common stockholders	$(28,525)	(133.8)	$(2,639)	(19.9)	$(31,329)	(44.9)	$6,444	11.9

Basic earnings (loss) per share	$(2.44)		$(0.15)		$(2.74)		$0.42
Diluted loss per share (1)	$(2.44)		$(0.15)		$(2.74)		$(0.38)

(1) See note 1 to the unaudited interim consolidated financial statements.

Net Revenue By Product Type and Technology Platform

The following tables present our revenue by type of product in absolute dollars and as a percentage of revenue for each period presented.

(In thousands)	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2006	September 30, 2005	September 30, 2006

Drives	$3,899	$3,174	$15,501	$12,412
Automation	9,281	4,472	26,803	18,527
Media	7,928	5,841	26,210	23,940
Service and other	1,406	835	4,302	2,729
Sales allowances	(1,208)	(1,066)	(3,112)	(3,278)
	$21,306	$13,256	$69,704	$54,330

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2006	September 30, 2005	September 30, 2006

Drives	18.3%	23.9%	22.2%	22.8%
Automation	43.6	33.7	38.5	34.1
Media	37.2	44.1	37.6	44.1
Service and other	6.6	6.3	6.2	5.0
Sales allowances	(5.7)	(8.0)	(4.5)	(6.0)
	100.0%	100.0%	100.0%	100.0%

The following tables present our revenue by technology platform in dollars (in thousands) and as a percentage of net revenue for each period presented. For a description of VXA, Legacy and LTO technologies and related products, see “Our Business” section in our annual report on Form 10-K for the year ended December 31, 2005.

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2005	September 30, 2006	September 30, 2005	September 30, 2006
VXA	$9,521	$8,907	$35,601	$38,169
Legacy	4,491	1,352	14,686	4,877
LTO	7,475	3,335	19,243	12,213
Other, non-allocable	(181)	(338)	174	(929)
	$21,306	$13,256	$69,704	$54,330

	Three Months Ended		Six Months Ended
	September 30, 2005	September 30, 2006	September 30, 2005	September 30, 2006
VXA	44.7%	67.2%	51.1%	70.3%
Legacy	21.1	10.2	21.1	9.0
LTO	35.1	25.2	27.6	22.5
Other, non-allocable	(0.9)	(2.6)	0.2	(1.8)
	100.0%	100.0%	100.0%	100.0%

During the third quarter of 2006, we experienced severe liquidity issues that significantly limited the amount of product that could be purchased by us for resale. In addition, as a result of our negative working capital position, we were unable to obtain credit lines with our key vendors and suppliers in amounts that would have enabled us to meet customer demand for product during the quarter. These limitations were applicable to third-party manufacturers of our drive, automation and media products, as well as suppliers of component parts used in the manufacturing processes. Accordingly, revenue from all types of products, and products included in all of our various technology platforms, was negatively impacted during the quarter, and we were unable to ship product in sufficient quantities to meet the demands of all of our customers.

In particular, shipments of hardware and media products to our distribution/reseller customers, including Imation, were more restricted as management made the decision to utilize existing cash, borrowing capacity under our bank line-of-credit and availability under credit lines with vendors and suppliers to primarily meet the product needs of our OEM customers.

As a result of the above factors, our net revenue decreased 37.8% from $21,306,000 in the third quarter of 2005 to $13,256,000 for the third quarter of 2006, and decreased 22.1% from $69,704,000 for the nine months ended September 30, 2005 to $54,330,000 for the nine months ended September 30, 2006. In addition, during the second quarter of 2006, one of the Company’s largest distribution customers elected to decrease its inventory levels entering the third quarter and, accordingly, decreased its purchases in June 2006 by $1,500,000 to $2,000,000, which also negatively impacted revenue for the nine months ended September 30, 2006. The decline in revenue from our Legacy hardware and media products in both periods in 2006 reflects the discontinuance of all Legacy (Mammoth) hardware products in 2005 and the related decline in revenue from Legacy media products, thereafter. Legacy hardware revenue totaled $857,000 and $3,134,000 in the third quarter of 2005 and the first nine months of 2005, respectively. Such revenue was minimal in 2006. VXA-related revenue decreased $614,000, or 6.4%, during the third quarter of 2006 and increased $2,568,000, or 7.2% for the nine months ended September 30, 2006. VXA drive revenue increased 3.8% and 4.6% for the third quarter and the first nine months of 2006, respectively, due to increased demand from OEM customers during both periods, primarily related to the introduction of the VXA 320 drive and the VXA 320 packetloader. As noted above, the focus on meeting OEM customer product demands, which related in part to VXA drives, resulted in the increases in VXA drive revenue. VXA automation revenue decreased 44.5% and 25.6% for the third quarter and first nine months of 2006, respectively, as compared to the new product revenue stream in the prior year when the VXA packetloader was introduced. VXA automation revenue was also impacted by the limited supply of VXA drives during the quarter. VXA media revenue, which is directly impacted by hardware shipments and sales, increased 7.3% and 30.1%, for the third quarter and the first nine months of 2006. Also contributing to the increase in media revenue was an increase in inventory levels by our distributor, Imation. LTO automation revenue decreased $4,140,000, or 55.4% and $7,030,000, or 36.5%, for the third quarter and first nine months of 2006, respectively, due to decreased shipments of our 110L and 221L automation products to OEM and distribution reseller customers in both periods and the limited supply of our newer automation products (the Magnum 2 1 x 7, Magnum 224 and Magnum 448) during the third quarter of 2006. The 110L and 221L were discontinued in the first quarter of 2006.

As a percentage of total net revenue, revenue from drives increased in the third quarter and for the first nine months of 2006, as compared to 2005, due to an increase in VXA drive shipments to OEM customers as noted above. Net revenue from automation products decreased from 44.0% and 39.9% of total net revenue in the third quarter and first nine months of 2005, respectively, to 33.5% and 34.5% of total net revenue for the same periods in 2006. This decrease is a result of decreased shipments of our older LTO automation products, offset by the introduction of two new LTO products, the Magnum 224 and Magnum 448, which contributed combined revenue of $1,982,000 and $4,625,000 for the three and nine months ended September 30, 2006, respectively. In addition, shipments of these products were limited during the third quarter of 2006 due to supply issues, as noted above. Media revenue increased as a percentage of total net revenue from 2005 to 2006, although Legacy media revenue decreased $1,992,000 and $5,635,000, and VXA related media revenue increased $306,000 and $4,417,000 for the third quarter and for the first nine months of 2006, respectively. The decreasing installed base of Mammoth drives continues to result in lower Legacy media revenue. Total revenue from service and other decreased in both dollars and as a percentage of total net revenue for both periods in 2006, as compared to 2005, due to decreased Mammoth related service revenue. Sales allowances decreased 12.1% and increased 3.7% in the third quarter and first nine months of 2006, versus 2005. Sales promotion activities and programs increased, particularly for our newer VXA and LTO automation products; however, lower revenue in the third quarter of 2006 resulted in decreased sales allowances in the quarter. Stock rotation activity and product returns increased in the first nine months of 2006 as compared to the same period in 2005.

Net Revenue By Customer Type

The following table presents our revenue from different types of customers in absolute dollars and as a percentage of total net revenue for each period:

(In thousands)	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2006	September 30, 2005	September 30, 2006

Distributor/Reseller	$16,378	$8,231	$51,556	$38,841
OEM	4,161	4,421	15,357	13,540
End-users and other	767	604	2,791	1,949
	$21,306	$13,256	$69,704	$54,330

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2006	September 30, 2005	September 30, 2006

Distributor/Reseller	76.9%	62.1%	74.0%	71.5%
OEM	19.5	33.3	22.0	24.9
End-users and other	3.6	4.6	4.0	3.6
	100.0%	100.0%	100.0%	100.0%

Revenue from OEM customers increased $260,000, or 6.2%, during the third quarter of 2006, as compared to the third quarter of 2005. This increase was primarily a result of an increase in shipments of VXA and LTO hardware products offset by declining Legacy hardware products, which decreased $510,000 during the quarter. In addition, as noted above, an emphasis on meeting product demands of OEM customers during the third quarter of 2006 also resulted in increased OEM revenue during the quarter. Revenue from OEM customers decreased $1,817,000, or 11.8% for the first nine months of 2006, as compared to the same period in 2005, primarily as a result of decreased Mammoth related hardware shipments and decreased shipments of our older LTO automation products to these customers. Revenue from shipments of VXA drives to OEM customers increased $459,000 and $1,518,000 in the three and nine months ended September 30, 2006, respectively, due to increased demand by their end user customers.

Revenue from distributor/reseller customers decreased in dollars for both the third quarter and the first nine months of 2006, as compared to 2005, as a result of the decrease in inventory levels by one of our larger distribution customers and limited supply of hardware and media products to these customers in the third quarter of 2006, as noted above. Revenue from sales to Imation, the exclusive distributor of our media products, is included in the distributor/reseller category. Revenue from end user customers (primarily service and repair) decreased as a percentage of total revenue for the third quarter and first nine months of 2006 due to an overall decrease in service revenue.

Net Revenue By Geographic Region

Geographically, revenue is attributed to the customer’s location. The following table summarizes our revenue in different geographic locations as a percentage of total net revenue for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2006	September 30, 2005	September 30, 2006

United States	77.5%	62.4%	72.6%	71.4%
Europe/Middle East	18.6	34.6	23.6	25.2
Asia Pacific	3.2	3.1	3.4	3.1
Other	0.7	(0.1)	0.4	0.3
	100.0%	100.0%	100.0%	100.0%

A significant portion of the decline in revenue in the third quarter of 2006 related to customers in the United States. Revenue from customers in Europe/Middle East increased in dollars in the third quarter and the first nine months of 2006 due to the increased revenue from Fujitsu-Siemens relating to our LTO automation products. Sales to our distribution customers in Europe and Asia Pacific during the third quarter of 2006 declined, as sales efforts were primarily focused on customers in the United States and the supply of products available for these customers was limited.

Significant Customers

The following table summarizes customers who accounted for 10% or more of our revenue in the periods presented:

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2006	September 30, 2005	September 30, 2006

Imation	38.6%	45.7%	38.8%	45.3%
Tech Data	19.4%	9.7%	18.8%	14.3%
IBM	4.9%	6.6%	7.2%	8.6%
Fujitsu Siemens	9.9%	11.5%	11.0%	10.3%
Ingram Micro	13.9%	19.1%	10.8%	11.9%

No other customers accounted for 10% or more of net revenue in 2005 and 2006. We cannot guarantee that revenue from these or any other customers will continue to represent the same percentage of our revenue in future periods. Our customers also sell competing products and customers continually review new technologies that cause our revenue to vary from period to period.

Cost of Sales and Gross Margin

Our cost of goods sold includes the actual cost of all materials, labor and overhead incurred in the manufacturing and service processes, as well as certain other related costs, which include primarily provisions for warranty repairs, inventory reserves and freight costs. Our gross margin percentage decreased from 27.3% in the third quarter of 2005 to 10.0% in the third quarter of 2006 and decreased from 28.8% in the first nine months of 2005 to 21.8% in the first nine months of 2006. Gross margins for both periods in 2005 and 2006 were positively impacted by headcount reductions and cost control measures. Gross margins in the third quarter of 2006 were negatively impacted by lower hardware and media revenue from distribution and reseller customers which have higher margins than revenue from OEM customers. Gross margin for the third quarter of 2006 was also negatively impacted by the costs associated with the establishment of equipment stock used during customer repairs of new products, increased warranty provisions for new products and lower absorption of overhead due to significantly lower revenue during the quarter. Gross margins for the first nine months of 2006 were also negatively impacted by provisions for excess and obsolete inventory of $1,600,000 related primarily to our older

LTO automation products that were discontinued in 2006. However, margins on media products increased from 35.0% in the third quarter of 2005 to 37.1% in the third quarter of 2006 and increased from 34.4% in the first nine months of 2005 to 39.0% in the first nine months of 2006, due to new pricing resulting from the MDA modification with Imation in the fourth quarter of 2005.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses include salaries, sales commissions, advertising expenses and marketing programs. These expenses decreased from $5,555,000 in the third quarter of 2005 to $4,247,000 for the third quarter of 2006. SG&A expenses increased from 26.1% of total net revenue for the second quarter of 2005 to 32.0% of total net revenue for the same period in 2006 due to lower total revenue. The decrease in expenses is primarily the result of headcount reductions and overall cost control measures that resulted in decreased expenses in substantially all areas, including advertising and other outside services and consulting. SG&A expenses decreased from $16,493,000 and 23.7% of total net revenue in the first nine months of 2005 to $13,704,000 and 25.2% of total net revenue in the first nine months of 2006 for the reasons noted above.

Engineering, Research and Development Expenses

Engineering, research and development expenses decreased to $1,973,000 and 14.9% of total net revenue in the third quarter of 2006, versus $2,316,000 and 10.8% of total net revenue for the same period in 2005. Engineering, research and development expenses decreased from $7,288,000 and 10.4% of total revenue for the first nine months of 2005, to $6,200,000 and 11.4% of total revenue in the first six months of 2006. The decrease in both periods is the result of overall cost control measures, including headcount reductions and decreased engineering costs related to the development of new products. The amount of development costs are dependent upon the timing of the introduction of new products. Management believes that the Company continues to have the necessary resources in place to meet all technology development related milestones.

Other Income (Expense), Net

Other income (expense), net consists primarily of changes in the fair value of derivative liabilities, provision for impairment of goodwill, interest expense, foreign currency fluctuation gains and losses and other miscellaneous items.

Change in estimated fair value of derivative financial instruments represents the net fluctuation in estimated fair value of the various derivative liabilities recorded in 2005 and 2006. The net benefit (expense) of $(25,972,000) and $4,311,000 for the third quarter of 2005 and 2006, respectively, and $(25,184,000) and $27,060,000 for the first nine months of 2005 and 2006, respectively, relates to the changes in fair value of the basic conversion feature, the anti-dilution feature included therein, and the warrants related to both Series AA preferred stock issued in 2004, and the Convertible Notes issued in October 2005 and the warrants issued to Imation in October 2005. The primary factors affecting the estimated fair value of these derivative liabilities were the quoted price of our common stock, the estimated volatility of such common stock price, management’s estimate of the probability of a dilutive financing transaction occurring in both 2005 and 2006, and the business combination and other factors discussed in Notes 2 and 6 to the unaudited interim consolidated financial statements included herein. In addition, we recorded a provision for impairment equal to the recorded value of goodwill, of $7,428,000, as of June 30, 2006, which is included in the first nine months of 2006. See Note 1 to the unaudited interim consolidated financial statements included herein.

For the third quarter of 2005 and the first nine months of 2005 all interest expense relates to borrowings under our bank lines of credit and notes payable to suppliers. For the third quarter of 2006 and the first nine months of 2006, interest expense relates to borrowings under our bank lines of credit, notes payable to suppliers, Convertible Notes and notes payable to Imation issued on October 31, 2005. Borrowings under the lines of credit were higher in 2006 and the interest rate on our line of credit with our bank was higher in 2006 due to increases in the prime rate as well as overall increases in the interest rate charged by the lender.

The allocation of the proceeds from the Convertible Notes to the various derivative liabilities noted above, resulted in debt discount equal to the $9,550,000 face value of the Convertible Notes, which amount is being amortized to interest expense over the term of the Convertible Notes using the effective interest method. Such amortization totaled $478,000 and $1,432,000 for the third quarter and first nine months of 2006, respectively.

The result of foreign currency translations fluctuated from gains of $200,000 and $693,000 for the third quarter and first nine months of 2005, respectively, to gains of $67,000 and $19,000 for the same periods in 2006. These gains were primarily due to fluctuations in the Japanese Yen and the Euro against the U.S. Dollar during both periods and the resulting impact from the translation of the note payable to a supplier denominated in Yen.

In the first nine months of 2005, we recorded a provision for settlement of litigation of $1,125,000. See Note 7 to the unaudited interim consolidated financial statements included herein.

Taxes

The provisions for income taxes in 2005 and 2006 represent foreign taxes only. Based on cumulative operating losses over prior years and uncertainty as to future profitability, we continue to reserve 100% of our deferred tax assets. See Note 10 to the Unaudited Consolidated Financial Statements included herein.

Earnings (Loss) Per Share

Basic and diluted loss per share was $(2.44) for the third quarter of 2005 and $(2.74) for the first nine months of 2005. Basic earnings (loss) per share were $(0.15) and $0.42 for the three and nine months ended September 30, 2006, respectively. Diluted loss per share was $(0.15) and $(0.38) for the three and nine months ended September 30, 2006, respectively. The Company included common stock options with an exercise price less than the average closing price per share of the Company’s common stock (using the treasury stock method) during the nine months ended September 30, 2006, as dilutive common stock equivalents in calculating diluted loss per share. In addition, the Series AA Convertible Preferred Stock and the 10% Secured Convertible Subordinated Notes were included in the calculations for the first nine months of 2006 on an “as converted” basis, with net earnings available to common shareholders adjusted for the change in estimated fair value of derivative financial instruments, dividends and interest expense, as applicable. As a result, the Company had a diluted loss per share for this period. See Note 1 to the unaudited interim consolidated financial statements.

Liquidity and Capital Resources

Liquidity Issues

We have incurred losses from operations for the past several years, including operating losses of $4,891,000 and $8,068,000 in the third quarter and first nine months of 2006, respectively. Due to the uncertainty relating to the Company’s ability to achieve profitable operations and continue as a going concern, during the second quarter of 2006 the Company began to evaluate various alternatives to improve liquidity, working capital and its overall financial condition and engaged an investment banking firm to evaluate the potential merger or sale of the Company. As discussed more fully in Note 2 to the unaudited interim consolidated financial statements, on November 20, 2006, the Company completed the sale of substantially all of its assets to Tandberg.

Our primary sources of funding in the past have been our availability under our bank line of credit, notes payable to suppliers and others, and our ability to generate cash from operations. Following the Transaction, our only asset is cash of $100,000 and we have no continuing operations.

Cash Flows – Nine Months Ended September 30, 2006

As of September 30, 2006, we have $179,000 in cash and cash equivalents and negative working capital of $12,197,000. During the first nine months of 2006, we had $5,061,000 in cash used by operating activities, $1,044,000 used by investing activities and $5,854,000 provided by financing activities.

The components of cash provided by operations include our net earnings of $7,420,000, adjusted for depreciation and amortization expense, provision for uncollectible accounts receivable and sales returns and programs, change in estimated fair value of derivative financial instruments, amortization of deferred revenue, provision for excess and obsolete inventory, provision for impairment of goodwill, gain on foreign currency translation and other non-cash items, all of which totaled cash used of $15,213,000. In addition, cash flows from operating activities in the first nine months of 2006 were impacted by a decrease in accounts receivable of $4,694,000 resulting from lower overall revenue in the third quarter of 2006 and an increase in inventory totaling $813,000 resulting from increased inventories of new products. Cash provided by financing activities is comprised primarily of net borrowings on the bank line-of-credit, net of payments on notes payable of $1,485,000. Cash used by investing activities relates to the purchase of equipment and tooling related to new product development activities.

Our cash from operations is affected by the risks involved in our operations, including revenue growth, the successful introduction and sales of new product offerings, control of product costs and operating expenses, and overall management of working capital items.

Cash Flows – Nine Months Ended September 30, 2005

As of September 30, 2005, we had $283,000 in cash and cash equivalents and negative working capital of $8,105,000. During the first nine months of 2005, we had $1,169,000 in cash provided by operating activities, $1,623,000 used by investing activities and $293,000 provided by financing activities.

The components of cash provided by operations include our net loss of $30,618,000, adjusted for depreciation and amortization expense, provision for uncollectible accounts receivable and sales returns and programs, change in estimated fair value of derivative financial instruments, amortization of deferred revenue, provision for excess and obsolete inventory, provision for settlement of litigation, gain on foreign currency translation and other non-cash items, all of which totaled cash provided of $26,792,000. In addition, cash flows from operating activities in the first nine months of 2006 were impacted by a decrease in accounts receivable of $1,719,000 resulting from improved collections, and a decrease in inventory of $2,794,000, as we decreased our finished good inventory to improve liquidity. Cash provided by financing activities is comprised primarily of net borrowings on the bank line-of-credit offset by payments on notes payable of $1,879,000. Cash used by investing activities relates to the purchase of equipment and tooling related to new product development activities.

Borrowings

Convertible Subordinated Notes

On October 31, 2005, we completed the sale of $9,550,000 million of 10% Convertible Subordinated Notes and warrants to purchase 4,775,000 shares of common stock. The Convertible Notes were payable interest only through 2010, at which time the principal amount was due in total. Interest on the Convertible Notes was payable quarterly in shares of our common stock. The principal amount of the Convertible Notes was convertible into common stock at $1.80 per share. The exercise price of the warrants, which had a five-year term, is also $1.80 per share. The Convertible Notes were collateralized by a security interest in all of our assets and were subordinate to the security interest granted, and our indebtedness, under our line-of-credit agreement with Wells Fargo Business Credit, Inc. (“Wells Fargo”) pursuant to the Intercreditor Agreement between Wells Fargo, the holders of the Convertible Notes and Imation. As discussed in Note 2 to the unaudited interim consolidated financial statements included herein, on November 20, 2006, $9,500,000 of the principal amount of the Convertible Notes were settled through payments made under the Notes Restructuring Agreements. The remaining $50,000 of Convertible Notes will be retained by Midgard. See Note 4 to the unaudited interim consolidated financial statements included herein.

Line of Credit – Wells Fargo Business Credit, Inc.

On March 9, 2005, we entered into an asset-based line-of-credit agreement (“Credit Agreement”) with Wells Fargo, which provided for borrowings of up to $20,000,000 based on 80% of eligible accounts receivable (as defined), and 25% of eligible finished goods inventory (as defined). Borrowings were secured by substantially all of the Company’s assets. The Credit Agreement matured on March 31, 2008. Interest under the Agreement with Wells Fargo was being charged at the lender’s prime rate plus 3.5% (11.75% at September 30, 2006) and included financial covenants relating to, among other things, operating results, the maintenance of minimum levels of net worth or deficit, limits on inventory levels with product distributors, limits on capital expenditures, liens, indebtedness, guarantees, investment in others and prohibitions on the payment of cash dividends on common or preferred stock. Events of default included a change in control.

Effective July 31, 2006, the Company entered into a fifth amendment to the Credit Agreement, whereby Wells Fargo agreed to provide the Company with an additional $2,000,000 of borrowing availability. Such additional borrowings were available in increments, and were subject to certain terms and conditions relating to the Transaction. These additional borrowings bore interest at the lender’s prime rate plus 5% (13.25% at September 30, 2006) and were subject to all other terms and conditions included in the Credit Agreement. Fees relating to the additional borrowing availability totaled $125,000.

Effective September 22, 2006, the Company entered into a sixth amendment to the Credit Agreement, whereby the Company’s borrowing base as defined in the Credit Agreement, was increased by up to $2,000,000, which was equal to 100% of the principal amount of the borrowings under the Credit Agreement that may be purchased by Tandberg pursuant to a Participation Agreement by and between Tandberg and Wells Fargo Bank, National Association, dated September 22, 2006. Available borrowings under the Participation Agreement were increased to $5,000,000 on November 7, 2006. All such borrowings were collateralized by cash deposits form Tandberg. As discussed in Note 2 to the unaudited interim consolidated financial statements included herein, all outstanding borrowings under the Wells Fargo line-of-credit were paid in full on November 20, 2006.

Notes Payable - Suppliers

During the first quarter of 2003, we entered into agreements with four of our largest suppliers that converted certain accounts payable and accrued liability amounts outstanding at December 28, 2002, totaling $20,900,000, to unsecured notes payable. These amounts were due through 2005 and bore interest at rates ranging from zero to 5%. At September 30, 2006, the remaining balance of $3,885,000 is due to one supplier, Hitachi, Ltd. (Hitachi), payable monthly, with interest at 3.1% through March 31, 2006 and 5.0% thereafter. In September 2003, we entered into restructuring and note payable agreements with a fifth supplier, Solectron Corporation (“Solectron”), for $8,991,000 which converted accounts payable and current inventory purchase commitments to a note payable bearing interest at 9%. As of September 30, 2006, the total amount due to Hitachi and Solectron under the remaining notes payable – suppliers was $4,538,000, which amounts were settled, in total, on November 20, 2006, as discussed in Note 2 to the unaudited interim consolidated financial statements included herein.

Note Payable - Lessor

In September 2003, we entered into a note payable in the amount of $3,060,000 with the lessor of certain of our former office and manufacturing facilities, in settlement of all past and future amounts due under the lease for such facilities. The note is unsecured, is payable interest only through September 2008, at which time the entire principal amount is due. The interest rate on the note at June 30, 2006 is 6.0% and this rate will continue until September 2007, at which time the rate increases to 10.0% for the final year of the note. Interest on the note was imputed at a rate of 9.0% over the term of the note and, accordingly, the note was recorded net of discount of $359,000. The 9.0% rate was considered to be a market interest rate based on other borrowings of the Company. The discount is being recognized over the term of the note as additional interest expense using the effective interest method. The note was retained by Midgard subsequent to the closing of the Transaction.

Media Distribution Agreement

On November 7, 2003, we entered into a Media Distribution Agreement (“MDA”) with Imation whereby we granted Imation the exclusive worldwide marketing and distribution rights for the Company’s proprietary removable data storage media. In exchange for such rights, Imation paid us a one-

time distribution fee of $18,500,000. Under the MDA, we agreed to grant Imation a second security interest in our intellectual property to secure the Company’s obligations under the MDA and a seat as an observer on our Board of Directors. The MDA has an indefinite term, but provides for termination by Imation upon 180 days’ prior written notice to the Company, or upon a material default by either party. If Imation terminates the MDA because of a material default by Exabyte, we must pay Imation a prorated portion of the distribution fee (based on 10 years from November 7, 2003). If the MDA is terminated by Imation, we are not obligated to refund any portion of the distribution fee. The MDA provided for discounted sales prices to Imation such that Imation was able to obtain a gross margin of at least 25% on sales to third parties.

On October 31, 2005, we entered into an Amendment of the MDA (“Amendment”), whereby sales prices to Imation will be adjusted such that Imation will be able to obtain a gross margin of 8% for the period from January 1, 2006 to December 31, 2006, and 10% thereafter. As consideration for the revision of the gross margin, we agreed to provide the following to Imation; (1) a $5,000,000 note payable, bearing interest at 10% beginning January 1, 2006, with interest only payments through 2007 and equal quarterly principal and interest payments commencing on March 31, 2008 and continuing through December 31, 2009, (2) 1,500,000 shares of common stock and warrants to purchase 750,000 shares of common stock at $1.80 per share and (3) a $2,000,000 credit, which was applied against product purchases by Imation in the first quarter of 2006. The Amendment also decreased the amount of the distribution fee that would be required to be repaid to Imation due to a termination of the MDA to $8,500,000. In addition, on October 31, 2005, Imation loaned $2,000,000 to the Company under a note payable which bears interest at 10% and is payable interest only through December 15, 2006, at which time the principal amount is due in total. In connection with the $5,000,000 and $2,000,000 notes, we granted Imation a security position in substantially all of our assets. These notes were subordinated to the security interests of, and our indebtedness to, Wells Fargo and the holders of the Convertible Notes pursuant to the Intercreditor Agreement. Events of Default under the Imation notes include, among others, a material default under the MDA not cured within a specified time. See Note 9 to the unaudited interim consolidated financial statements included herein.

As discussed in Note 2 to the unaudited interim consolidated financial statements included herein, effective November 20, 2006, the repayment obligations under the Imation Notes were revised in connection with the Imation Restructuring Agreement, and we entered into the Imation MDA Amendment. In addition, the MDA was assigned to Tandberg in connection with the Transaction.

Other Non-Current Liabilities And Contractual Obligations

We are committed to make certain payments for non-current liabilities including notes payable. Our cash payments due under these contractual obligations as of September 30, 2006 are as follows:

(In thousands)	Less than 1 year	1 - 3 years	After 3 years	Total
Notes payable	$6,470	$8,060	$1,751	$16,281
Operating leases	852	2,415	—	3,267
	$7,322	$10,475	$1,751	$19,548

Payment of these obligations depends on cash generated from operations, borrowings under our bank line of credit and, if necessary, additional external debt or equity financings.

Market Risk

In the ordinary course of our operations, we have been exposed to certain market risks, primarily changes in foreign currency exchange rates and interest rates. Uncertainties that are either nonfinancial or nonquantifiable, such as political, economic, tax, other regulatory or credit risks are not included in this assessment of our market risks. We have been primarily impacted by fluctuations in the dollar/yen exchange rate as a result of a note payable to a supplier denominated in Yen. Exposure to other foreign currency fluctuations is not considered to be significant. Our borrowings under our line of credit agreement have exposed us to changes in interest rates.

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

As of September 30, 2006, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms as of September 30, 2006. There was no change in our internal control over financial reporting during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company ‘s internal control over financial reporting, except that we implemented additional review procedures over the evaluation and application of relevant accounting pronouncements, rules, regulations and interpretations at the time that convertible preferred stock, other derivative financial transactions or other complex transactions are contemplated and consummated. These additional procedures may include consultation with outside resources, including potential consultation with the Office of the Chief Accountant of the Securities and Exchange Commission.

PART II.

ITEM 1. LEGAL PROCEEDINGS

We are, from time to time, subject to certain claims, assertions or litigation by outside parties as part of our ongoing business operations. The outcomes of any such contingencies are not expected to have a material adverse impact on our consolidated financial condition, results of the operations or cash flows.

On January 18, 2006, the Company filed a complaint against Hewlett-Packard Company (“Hewlett-Packard”) in the United States District Court for the District of Colorado asserting that Hewlett-Packard infringed upon a patent owned by the Company. Hewlett-Packard subsequently filed its answer and counterclaim for declaratory judgment on March 2, 2006. On June 26, 2006, Hewlett-Packard filed an amended answer and counterclaims, alleging that the Company was infringing upon three patents owned by Hewlett-Packard. While the Company remains open to settlement, it intends to assert fully its patent rights in the litigation and defend itself vigorously against Hewlett-Packard’s counterclaims. The lawsuit just entered the discovery phase. It is not possible to predict the outcome of this action. However, the Company believes that the outcome will not have a material adverse effect on the Company’s financial condition or results of operations. See Note 8 to the unaudited interim consolidated financial statements included herein.

ITEM 1A. RISK FACTORS

See Item 1A included in our Form 10-K for the year ended December 31, 2005 for a description of our business risks. Management is not aware of any material changes in such risk factors as of September 30, 2006, that are required to be disclosed herein. Potential risk factors relevant to Midgard subsequent to the completion of the Transaction are discussed in Exabyte’s proxy statement for Special Meeting of Shareholders filed with the SEC on October 10, 2006.

ITEM 3. DEFAULT UNDER SENIOR SECURITIES

As of September 30, 2006, the Company was in default under its line-of-credit Agreement with Wells Fargo Business Credit, Inc. and was in violation of certain provisions of its notes payable to Hitachi, Ltd., Imation Corp. and Solectron Corp. In addition, such default and violations may have constituted an event of default under the terms of the Company’s Convertible Subordinated Notes. As discussed in Note 2 to the unaudited interim consolidated financial statements included herein, on November 20, 2006, all of these obligations were settled in connection with the business combination and sale of the Company’s assets to Tandberg.

As described in Note 5 to the unaudited interim consolidated financial statements included herein, the Company did not make the required quarterly dividend payment on the Series AA preferred stock due on September 1, 2006, in the amount of $561,363. Such dividends would have been payable in shares of the Company’s common stock.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 16, 2006, the Company held a Special Meeting of Stockholders to vote on the following proposals:

Proposal 1:     To approve the sale of substantially all of Exabyte’s assets pursuant to the Asset Purchase Agreement between Exabyte and Tandberg Data Corporation.

Proposal 2:     To approve the dissolution of Exabyte contingent on the sale of substantially all of Exabyte’s assets pursuant to the Asset Purchase Agreement.

Proposal 3:     To approve a proposal to amend Exabyte’s Certificate of Incorporation to change Exabyte’s corporate name to “MidgardXXI, Inc.” contingent on the sale of substantially all of Exabyte’s assets pursuant to the Asset Purchase Agreement.

The Company filed a Form 8-K dated August 29, 2006, describing the terms and conditions of the Asset Purchase Agreement, and other related matters. A copy of the Asset Purchase Agreement is included as an Exhibit to that Form 8-K.

A total of 21,361,429 shares of Common Stock, representing approximately 76% of the total votes of shares eligible to vote at the meeting, were represented at the meeting. The number of votes cast for, against or withheld, as well as abstentions and broker non-votes as to each proposal, are as follows:

	Votes For	Votes Against or Withheld	Abstentions and Broker Non-Votes
Proposal 1	20,889,407	467,671	4,351

Proposal 2	20,887,697	469,261	4,471

Proposal 3	20,869,677	475,291	16,461

No other business was conducted at the meeting.

ITEM 6. EXHIBITS

(a)	Exhibit Index
Exhibit Number	Description
2.1	Agreement and Plan of Merger among Exabyte Corporation, Bronco Acquisition, Inc., Ecrix Corporation, Certain Lenders, and Certain Investors, Dated as of August 22, 2001 (4)
3.1	Restated Certificate of Incorporation. (1)
3.2	Amendment to Restated Certificate of Incorporation. (2)
3.3	By-laws of the Company, as amended. (3)
3.4	Certificate of Designation of Preferences, Rights and Limitations of Series AA Convertible Preferred Stock (5)
4.1	Article 4 of the Restated Certificate of Incorporation (included in Exhibit 3.1)
4.2	Article 1 of the By-laws of Exabyte Corporation, as amended (included in Exhibit 3.3)
4.3	Specimen stock certificate of Exabyte (4)
4.4

Form of Restructuring Agreement, dated August 21, 2006 by and among Exabyte Corporation, a Delaware corporation, and each holder of a 10% Convertible Subordinated Note due September 30, 2010 of the Company (6)

4.5

Form of Amendment and Addendum to Restructuring Agreement, dated August 29, 2006, by and among Exabyte Corporation, a Delaware corporation, and each holder of a 10% Convertible Subordinated Note due September 30, 2010 of the Company (6)

10.1	Amendment No. 1 to Debt Restructuring Agreement, dated August 21, 2006, by and between Exabyte Corporation and Solectron Corporation (6)
10.2	Note Restructuring Agreement, dated August 29, 2006 by and between Exabyte Corporation and Imation Corp. (6)
10.3

Asset Purchase Agreement, dated as of August 29, 2006, among Tandberg Data Corp., a Delaware corporation, and, solely for purposes of Article VI and Section 11.9, Tandberg Data ASA, a company organized under the laws of Norway. (6)

10.4

Voting Agreement, dated August 29, 2006, among Meritage Private Equity Fund, L.P., Meritage Private Equity Parallel Fund, L.P., Meritage Entrepreneurs Fund, L.P., Crestview Capital Master, LLC, Enable Growth Partners, L.P., Islandia, L.P., Midsummer Investment, Ltd., Imation Corp., Tom W. Ward and Carroll A. Wallace. (6)

10.5	Amendment No. 3 to Media Distribution Agreement, by and between Exabyte Corporation and Imation Corp. (6)
10.6	Memorandum of Understanding Second Amendment, dated August 29, 2006, by and among, Exabyte Corporation, Nihon Exabyte Corporation, Tandberg Data Corp., and Hitachi, Ltd. (6)
10.7	Senior Management Retention Plan (6)
10.8	Sixth Amendment to the Credit and Security Agreement dated March 9, 2005 by and between Exabyte Corporation and Wells Fargo Business Credit, Inc., dated September 22, 2006 (7)
10.9	Fifth Amendment to the Credit and Security Agreement dated March 9, 2005 by and between Exabyte Corporation and Wells Fargo Business Credit, Inc., dated July 31, 2006 (7)
10.10	Letter Agreement between Exabyte Corporation and Tandberg Data Corp., dated September 22, 2006 (7)
10.11	Seventh Amendment to the Credit and Security Agreement dated March 9, 2005 by and between Exabyte Corporation and Wells Fargo Business Credit, Inc. dated September 29, 2006
31.1	Rule 13a-14(a) Certification for Chief Executive Officer
31.2	Rule 13a-14(a) Certification for Chief Financial Officer
32.1	Section 1350 Certification

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
(6)	Filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on September 1, 2006, and incorporated herein by reference
(7)	Filed as an Exhibit to the Company’s Current Report on Form 8-K, as filed with SEC on September 28, 2006, and incorporated herein by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

EXABYTE CORPORATION
Registrant

Date	November 20, 2006	By	/s/ Carroll A. Wallace
Carroll A. Wallace Chief Financial Officer (Principal Financial and Accounting Officer)